Form 10-K
period 2020-12-31
GENERAL ELECTRIC CO
filed 2021-02-12
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was at least $58.9 billion. There were 8,767,942,000 shares of common stock with a par value of $0.06 outstanding at January 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 4, 2021, is incorporated by reference into Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS. Our public communications and SEC filings may contain statements related to future, not past, events. These forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range." Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the impacts of the COVID-19 pandemic on our business operations, financial results and financial position and on the world economy; our expected financial performance, including cash flows, revenues, organic growth, margins, earnings and earnings per share; macroeconomic and market conditions and volatility; planned and potential business or asset dispositions; our de-leveraging plans, including leverage ratios and targets, the timing and nature of actions to reduce indebtedness and our credit ratings and outlooks; GE's and GE Capital's funding and liquidity; our businesses’ cost structures and plans to reduce costs; restructuring, goodwill impairment or other financial charges; or tax rates.

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:
•the continuing severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic, of businesses’ and governments’ responses to the pandemic and of individual factors such as aviation passenger confidence on our operations and personnel, and on commercial activity and demand across our and our customers’ businesses, and on global supply chains;
•the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives;
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
•market developments or customer actions that may affect levels of demand and the financial performance of the major industries and customers we serve, such as secular, cyclical and competitive pressures in our Power business, pricing and other pressures in the renewable energy market, levels of demand for air travel and other dynamics related to the COVID-19 pandemic, conditions in key geographic markets and other shifts in the competitive landscape for our products and services;
•operational execution by our businesses, including the operations and execution of our Power and Renewable Energy businesses, and the performance of our Aviation business;
•changes in law, regulation or policy that may affect our businesses, such as trade policy and tariffs, regulation related to climate change, and the effects of tax law changes;
•our decisions about investments in new products, services and platforms, and our ability to launch new products in a cost-effective manner;
•our ability to increase margins through implementation of operational changes, restructuring and other cost reduction measures;
•the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of Alstom and other investigative and legal proceedings;
•the impact of actual or potential failures of our products or third-party products with which our products are integrated, and related reputational effects;
•the impact of potential information technology, cybersecurity or data security breaches at GE or third parties; and
•the other factors that are described in "Risk Factors" in this form 10-K report.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

GE 2020 FORM 10-K 3

ABOUT GENERAL ELECTRIC. General Electric Company (General Electric, GE or the Company) is a high-tech industrial company that operates worldwide through its four industrial segments, Power, Renewable Energy, Aviation and Healthcare, and its financial services segment, Capital. See the Segment Operations section within Management’s Discussion and Analysis of Financial Condition (MD&A) for segment business descriptions and product and service offerings. See the Consolidated Results section within MD&A and Results of Operations and Note 2 to the consolidated financial statements for information regarding our recent business portfolio actions. Results of segments reclassified to discontinued operations have been recast for all periods presented.

We serve customers in over 170 countries. Manufacturing and service operations are carried out at 82 manufacturing plants located in 28 states in the United States and Puerto Rico and at 149 manufacturing plants located in 34 other countries.

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

As a diverse global company, we are affected by world economies, instability in certain regions, commodity prices, foreign currency volatility and policies regarding trade and imports. See the Segment Operations section within MD&A for further information. Other factors impacting our business include:
•product development cycles for many of our products are long and product quality and efficiency are critical to success,
•research and development expenditures are important to our business,
•many of our products are subject to a number of regulatory standards and
•changing end markets, including shifts in energy sources and demand and the impact of technology changes.

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

The strength and talent of our workforce are critical to the success of our businesses, and we continually strive to attract, develop and retain personnel commensurate with the needs of our businesses in their operating environments. The Company’s human capital management priorities are designed to support the execution of our business strategy and improve organizational effectiveness. We monitor various factors across our priorities, including as a part of our business operating reviews during the year. The priorities focus on:
•Protecting the health and safety of our workforce: GE is committed to establishing and maintaining effective health and safety standards and protocols across our businesses, ensuring continuous process improvement and providing ongoing education.
•Sustaining a Company culture based in leadership behaviors of humility, transparency and focus with a commitment to unyielding integrity: GE’s organizational culture supports talent attraction, engagement and retention and ensures our ways of working are strongly connected to our goals.
•Developing and managing our talent to best support our organizational goals: GE’s approach to talent management aims to ensure strong individual and company performance; our development offerings are designed to support these goals.
•Promoting inclusion and diversity across the enterprise: GE is committed to fostering an inclusive culture, where everyone feels empowered to do their best work.

At year-end 2020, General Electric Company and consolidated affiliates employed approximately 174,000 people, of whom approximately 56,000 were employed in the United States. Our Power, Renewable Energy, Aviation, Healthcare, and Capital segments employed approximately 34,000, 40,000, 40,000, 47,000 and 2,000 people, respectively. In addition, Corporate employed approximately 10,000 employees. Compared to the year-end 2019 figure of 205,000, the number of those employed at year-end 2020 decreased primarily as a result of restructuring, including actions at GE businesses to manage risk and proactively mitigate the financial impact from COVID-19 and efforts to reduce Corporate costs, and business exits.

In the United States, GE has approximately 5,990 union-represented manufacturing and service employees, the majority of whom are covered by four-year collective bargaining agreements ratified in August 2019. GE’s relationship with employee-representative organizations outside the U.S. takes many forms, including in Europe where GE engages employees’ representatives’ bodies such as works councils and trade unions in accordance with local law.

General Electric’s address is 1 River Road, Schenectady, NY 12345-6999; we also maintain executive offices at 5 Necco Street, Boston, MA 02210. GE’s Internet address at www.ge.com, Investor Relations website at www.ge.com/investor-relations and our corporate blog at www.gereports.com, as well as GE’s Facebook page, Twitter accounts and other social media, including @GE_Reports, contain a significant amount of information about GE, including financial and other information for investors. GE encourages investors to visit these websites from time to time, as information is updated and new information is posted. Additional information on non-financial matters, including environmental and social matters, our integrity policies and our Diversity Annual Report, is available at www.ge.com/sustainability and www.ge.com/about-us/diversity. Website references in this report are provided as a convenience and do not constitute, and should not be viewed as, incorporation by reference of the information contained on, or available through, the websites. Therefore, such information should not be considered part of this report.
GE 2020 FORM 10-K 4

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A). The consolidated financial statements of General Electric Company combine the industrial manufacturing and services businesses of GE Industrial with the financial services businesses of GE Capital and are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Unless otherwise noted, tables are presented in U.S. dollars in millions. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions.

Discussions throughout this MD&A are based on continuing operations unless otherwise noted. Results for the years ended December 31, 2020 versus 2019 are discussed within this report. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for discussions of results for the years ended December 31, 2019 versus 2018. The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements. For purposes of the financial statement display of sales and costs of sales in our consolidated Statement of Earnings (Loss), “goods” is required by SEC regulations to include all sales of tangible products, and "services" must include all other sales, including other services activities. In our MD&A section of this report, we refer to sales under product services agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of our operations.

Effective December 31, 2020, in order to enhance our financial statement presentation, we voluntarily made the following reporting changes for all periods presented:
•changed our presentation of GE Industrial restructuring program costs. Previously these costs were recorded within Corporate Items and Eliminations. Now these costs are recorded within segment profit, except for significant, higher-cost programs that continue to be recorded within Corporate Items and Eliminations. This change better aligns restructuring expense with cash spend at the segments, driving accountability in both managing costs and benefits;
•changed the presentation of our Statement of Financial Position to reflect the classification of assets and liabilities into current and non-current and revised the definition of operating working capital in our Statement of Cash Flows, to drive increased transparency to operational drivers for near- and long-term cash needs and enhanced linkage to free cash flows metrics;
•began presenting research and development (R&D) expenses separately as part of costs and expenses in our consolidated Statement of Earnings (Loss) to provide increased transparency to R&D spend and trends as part of GE's total investment in innovation. These costs were previously reported in costs of goods and services sold; and
•ceased reporting GE Capital as an equity method investment within the GE Industrial column. This change simplified reporting for GE Industrial and has no impact on the GE Capital or Consolidated columns. Consistent with our historical practice, all commercial transactions between GE Industrial and GE Capital continue to be reported on arms-length terms and are eliminated upon consolidation.

We believe investors will gain a better understanding of our company if they understand how we measure and talk about our results. Because of the diversity in our businesses, we present our financial statements in a three-column format, which allows investors to see our industrial operations separately from our financial services operations. We believe that this provides useful information to investors. When used in this report, unless otherwise indicated by the context, we use these terms to mean the following:
•Consolidated – the adding together of GE Industrial and GE Capital, giving effect to the elimination of transactions between the two. We present consolidated results in the left-side column of our consolidated Statements of Earnings (Loss), Financial Position and Cash Flows.
•GE Industrial – the adding together of all industrial affiliates, giving effect to the elimination of transactions among such affiliates. Any intercompany profits resulting from transactions between GE Industrial and GE Capital are eliminated at the GE Industrial level. We present the results of GE Industrial in the center column of our consolidated Statements of Earnings (Loss), Financial Position and Cash Flows.
•GE Capital – the adding together of all affiliates of GE Capital giving effect to the elimination of transactions among such affiliates. We present the results of GE Capital in the right-side column of our consolidated Statements of Earnings (Loss), Financial Position and Cash Flows.

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
GE 2020 FORM 10-K 5

CONSOLIDATED RESULTS
2020 SIGNIFICANT DEVELOPMENTS. Coronavirus Disease 2019 (COVID-19) Pandemic. The COVID-19 pandemic has impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many sectors. Since the latter part of the first quarter of 2020, these factors have had a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. This section provides a brief overview of how we have been responding to current and potential impacts related to COVID-19 on GE’s operations and financial condition and results, with additional details provided throughout the MD&A and other relevant sections of this report.

During 2020, we adopted operational and governance rhythms across the Company, and with our Board of Directors, to coordinate and oversee actions related to the COVID-19 pandemic, including an internal task force to protect the health and safety of our employees globally and maintain business continuity; the assessment of financial and operating impacts, financial planning and mitigating cost, cash, and other actions in response; funding and liquidity management and related treasury actions; enterprise risk management and other functional activities across our global commercial, supply chain, human resources, controllership, government affairs, and other organizations. In particular, we took a series of actions to enhance and extend our liquidity at both GE and GE Capital (as described under "Liability Management and Deleveraging Actions" below), and we continue to evaluate market conditions as they evolve and take precautionary measures to strengthen our financial position. We ended the year with $36.6 billion of consolidated cash, cash equivalents and restricted cash, in addition to our available credit lines of $20.2 billion. See the Capital Resources and Liquidity section for further information.

While factors related directly and indirectly to the COVID-19 pandemic have been impacting operations and financial performance at varying levels across all our businesses, the most significant impact to date has been at our Aviation segment and our GE Capital Aviation Services (GECAS) aircraft leasing business within our Capital segment. The pandemic has had and continues to have a material adverse effect on the global airline industry, resulting in reduced flight schedules worldwide, an increased number of idle aircraft, lower utilization, workforce reductions and declining financial performance within the airline industry. This has decreased demand for higher margin service revenues within our Aviation segment directly impacting our profitability and cash flows during 2020. Our Healthcare segment experienced increased demand for certain types of products and services, including ventilators, monitoring solutions, x-ray, anesthesia and point-of-care ultrasound product lines, partially offset by decreased demand in other parts of the business as patients have postponed certain procedures and hospitals have deferred spending. Our other businesses were also adversely impacted by market developments, including delays or cancellations of new projects, new orders and related down payments. In addition, workplace, travel and supply chain disruptions have caused delays of deliveries and the achievement of other billing milestones directly impacting our profitability and cash flows for the year ended December 31, 2020. We anticipate many of these impacts related to demand, profitability and cash flows will continue in future periods depending on the severity and duration of the pandemic. For additional details about impacts related to Aviation and GECAS, Healthcare and our other businesses, refer to the respective segment sections within MD&A.

Each of GE's businesses and Corporate are taking cost and cash actions to manage risk and proactively mitigate the financial impact from COVID-19, as supply and demand dynamics continue to shift. In 2020, we executed more than $2 billion in operational cost reduction and more than $3 billion in cash preservation actions across the company, including more than $1 billion in operational cost reduction and more than $2 billion in cash preservation actions at Aviation, to right-size its cost structure and preserve its ability to serve customers.

The ultimate impact of the COVID-19 pandemic on our operations and financial performance, and on those of customers and suppliers in industries that we serve, depends on many factors that are not within our control, including the severity and duration of the pandemic; governmental, business and individuals’ actions in response to the pandemic; and the development, availability and public acceptance of effective treatments or vaccines. See the Risk Factors section for further information about related risks and uncertainties.

BioPharma. On March 31, 2020, we completed the sale of our BioPharma business within our Healthcare segment to Danaher Corporation for consideration of $21.1 billion, and recognized a pre-tax gain of $12.4 billion. See the Segment Operations - Healthcare section and Note 2 for further information.

Asset Impairments. In the third quarter of 2020, we recognized non-cash pre-tax impairment charges of $0.4 billion related to property, plant and equipment and intangible assets at our Steam business within our Power segment due to our recent announcement to exit the new build coal power market. We will continue to monitor the operating results and cash flow forecasts for the remaining business. In the second quarter of 2020, we recognized a non-cash pre-tax impairment charge of $0.9 billion related to goodwill at our Additive reporting unit within our Aviation segment. The Steam and Additive charges were recorded within earnings from continuing operations at Corporate. In the second quarter of 2020, we recognized a non-cash pre-tax impairment charge of $0.8 billion related to goodwill in our GECAS reporting unit within our Capital segment. In the year ended December 31, 2020, we recognized non-cash pre-tax impairments of $0.5 billion on our GECAS leasing portfolio. See Segment Operations - Capital and Notes 7 and 8 for further information.

Liability Management and Deleveraging Actions. We reduced our consolidated borrowings by $15.8 billion in 2020, driven primarily by debt tenders at GE Industrial and GE Capital of $4.2 billion and $11.9 billion, respectively, GE Capital maturities of $10.5 billion, and repayment of GE Industrial commercial paper of $3.0 billion, partially offset by new debt issuances at GE Industrial and GE Capital of $7.5 billion and $6.0 billion, respectively. GE Industrial net debt* ended at $32.3 billion at December 31, 2020, down $15.5 billion from December 31, 2019, primarily driven by lower debt, a higher cash balance, and pension pre-funding of $2.5 billion in the fourth quarter of 2020. See the Borrowings section of Capital Resources and Liquidity and Note 11 for further information.
*Non-GAAP Financial Measure
GE 2020 FORM 10-K 6

SEC Settlement. As previously reported on December 9, 2020, GE reached a settlement with the SEC that concluded and resolved the SEC's investigation of GE in its entirety. Under the settlement, among other terms, GE paid a civil penalty of $0.2 billion in December 2020, of which $0.1 billion was recorded at Corporate and $0.1 billion was recorded at GE Capital. See Note 23 for further information.

SUMMARY OF 2020 RESULTS. Consolidated revenues were $79.6 billion, down $15.6 billion (16%) for the year primarily driven by decreased GE industrial revenues of $14.6 billion and decreased GE Capital revenues of $1.5 billion. GE Industrial organic revenues* were $73.2 billion, down $10.9 billion (13%) driven by our Aviation and Power segments, partially offset by our Healthcare and Renewable Energy segments.

Continuing earnings per share was $0.59. Excluding gains (losses) on business dispositions, non-operating benefit costs, unrealized gains (losses) on investments, goodwill impairments, restructuring and other charges, Steam asset impairments, debt extinguishment costs, the SEC settlement, and U.S. tax reform, Adjusted earnings per share* was $0.01.

For the year ended December 31, 2020, GE Industrial profit was $7.3 billion and profit margins were 10.0%, up $5.5 billion, driven by the gain on the sale of our BioPharma business of $12.4 billion, lower interest and other financial charges of $0.8 billion, decreased goodwill impairments of $0.6 billion, decreased non-operating benefit cost of $0.4 billion and lower charges for significant, higher-cost restructuring programs of $0.2 billion, partially offset by decreases at our industrial segments, an increase of $2.8 billion in losses on our investment in Baker Hughes, impairment charges of $0.4 billion related to property, plant and equipment and intangible assets at our Steam business, and the SEC settlement charges. Adjusted GE Industrial organic profit* decreased $4.7 billion, primarily as a result of the impacts of COVID-19, particularly at our Aviation segment, partially offset by an increase at Healthcare.

GE Industrial cash flows from (used for) operating activities (CFOA) of continuing operations were $(1.3) billion and $4.6 billion for the years ended December 31, 2020 and 2019, respectively. GE Industrial CFOA decreased primarily due to lower net income, largely as a result of COVID-19 impacts, GE Pension Plan contributions of $2.5 billion in 2020 and higher cash paid for taxes, partially offset by lower cash used for operating working capital. GE Industrial free cash flows (FCF)* were $0.6 billion and $2.3 billion for the years ended December 31, 2020 and 2019, respectively. GE Industrial FCF* decreased primarily due to lower net income, partially offset by lower cash used for operating working capital and a decrease in additions to property, plant and equipment and internal-use software. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

Orders are contractual commitments with customers to provide specified goods or services for an agreed upon price. Backlog is unfilled customer orders for products and product services (expected life of contract sales for product services).

GE INDUSTRIAL ORDERS	2020	2019	2018
Equipment	$36,841	$44,951	$49,276
Services	35,137	45,303	45,523
Total orders(a)	$71,979	$90,254	$94,799
(a) Orders included $1,136 million, $3,643 million and $3,210 million related to BioPharma for the years ended December 31, 2020, 2019 and 2018, respectively.
For the year ended December 31, 2020, orders decreased $18.3 billion (20%) on a reported basis and decreased $14.8 billion (17%) organically, with decreases at Aviation, primarily driven by declines in both commercial equipment and service orders due to COVID-19 and the 737 MAX grounding; at Power primarily driven by a decrease in equipment orders; and at Renewable Energy primarily due to a decrease in services orders; partially offset by an increase at Healthcare. Equipment orders were down $5.0 billion (12%) organically and services orders were down $9.8 billion (22%) organically. Excluding BioPharma, orders decreased $15.0 billion (17%) organically.

GE INDUSTRIAL BACKLOG	2020	2019	2018
Equipment	$73,286	$78,968	$77,126
Services	313,234	325,605	273,499
Total backlog(a)	$386,520	$404,572	$350,625
(a) Backlog as of December 31, 2020 excludes the BioPharma business due to its disposition in the first quarter of 2020. Backlog as of December 31, 2019 and 2018 included $1,247 million and $905 million, respectively, related to BioPharma.

As of December 31, 2020, backlog decreased $18.1 billion (4%) from the prior year primarily driven by Aviation due to a reduction in our Commercial Services backlog and cancellations of commercial equipment orders. The reduction in Commercial Services reflects lower anticipated engine utilization, the cancellation of equipment unit orders, customer fleet restructuring and contract modifications. Power decreased due to sales outpacing new orders; Healthcare decreased with the disposition of the BioPharma business of $1.2 billion; and Renewable Energy increased due to new orders outpacing sales. Excluding the BioPharma disposition, backlog decreased $16.8 billion (4%) from December 31, 2019.

*Non-GAAP Financial Measure
GE 2020 FORM 10-K 7

Remaining performance obligation (RPO), a defined term under GAAP, is backlog excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty, even if the likelihood of cancellation is remote based on historical experience. We plan to continue reporting backlog as we believe that it is a useful metric for investors, given its relevance to total orders. See Note 25 for further information.

December 31, 2020	Equipment	Services	Total
Backlog	$73,286	$313,234	$386,520
Adjustments	(27,294)	(128,626)	(155,921)
Remaining performance obligation	$45,991	$184,608	$230,600

Adjustments to reported backlog of $155.9 billion as of December 31, 2020 are largely driven by adjustments of $146.3 billion in our Aviation segment: (1) backlog includes engine contracts for which we have received purchase orders that are cancelable; (2) our services backlog includes contracts that are cancelable without substantive penalty, primarily time and materials contracts; (3) backlog includes engines contracted under long-term service agreements, even if the engines have not yet been put into service. These adjustments to reported backlog to the extent realized are generally expected to be satisfied beyond one year.

	2020	2019	2018
Consolidated revenues	$79,619	$95,214	$97,012

Equipment	37,620	43,080	43,679
Services	35,480	44,639	45,359
GE Industrial revenues	$73,100	$87,719	$89,038
GE Capital revenues	$7,245	$8,741	$9,551
For the year ended December 31, 2020, consolidated revenues decreased $15.6 billion (16%), primarily driven by decreased Industrial revenues of $14.6 billion and decreased GE Capital revenues of $1.5 billion.
GE Industrial revenues decreased $14.6 billion (17%), with decreases in services and equipment. The decrease in services was primarily at Aviation, driven by lower commercial spare part shipments, decreased shop visits and the cumulative impact of changes in billing and cost assumptions in our long-term service agreements; and at Power, due to declines in transactional part sales and upgrades at Gas Power. The decrease in equipment was primarily at Aviation, due to fewer commercial install and spare engine unit shipments; and at Healthcare, due to the disposition of the BioPharma business; partially offset by increases at Renewable Energy, primarily from Onshore Wind with more wind turbine shipments than in the prior year, and Offshore Wind; and at Gas Power, due to an increase in Heavy-Duty gas turbine unit shipments. This decrease included the net effects of dispositions of $3.6 billion and the effects of a stronger U.S. dollar of $0.3 billion. Excluding the effects of acquisitions, dispositions and foreign currency, GE Industrial organic revenues* decreased $10.9 billion (13%), with a decrease in services revenues of $8.8 billion (20%) and a decrease in equipment revenues of $2.1 billion (5%). GE Industrial organic revenues* decreased at Aviation and Power, partially offset by increases at Healthcare and Renewable Energy. Excluding the BioPharma disposition, GE Industrial organic revenues* decreased $10.9 billion (13%).
GE Capital revenues decreased $1.5 billion (17%), as a result of volume declines and lower gains. These volume declines were primarily at GECAS related to lower interest income attributable to the sale of PK AirFinance and lower rental revenue on our aircraft leasing portfolio, and at Working Capital Solutions (WCS) related to lower purchases of GE Industrial customer receivables and the run-off of the GE Capital supply chain finance program (See GE Industrial Working Capital Transactions within MD&A for further information).

(Per-share amounts in dollars and diluted)	2020	2019	2018
Continuing earnings (loss) attributable to GE common shareholders	$5,355	$(44)	$(21,438)
Continuing earnings (loss) per share	$0.59	$(0.01)	$(2.47)
For the year ended December 31, 2020, consolidated continuing earnings increased $5.4 billion, due to increased GE Industrial profit of $5.5 billion and decreased provision for GE Industrial income taxes of $0.9 billion, partially offset by an increase in GE Capital losses of $1.2 billion.
GE Industrial profit increased $5.5 billion driven primarily by the gain on the sale of our BioPharma business of $12.4 billion, lower interest and other financial charges of $0.8 billion, decreased goodwill impairments of $0.6 billion, decreased non-operating benefit cost of $0.4 billion and lower charges for significant, higher-cost restructuring programs of $0.2 billion; partially offset by decreases at our industrial segments, an increase of $2.8 billion in losses on our investment in Baker Hughes, impairment charges of $0.4 billion related to property, plant and equipment and intangible assets at our Steam business, and the SEC settlement charges. GE Industrial profit margin was 10.0%, an increase of 790 basis points, primarily due to the same net increases as described above. Adjusted GE Industrial profit* was $2.5 billion, a decrease of 65% organically*, primarily due to a decrease at our Aviation segment, partially offset by an increase at Healthcare and a decrease in Adjusted corporate operating costs*. Adjusted GE industrial profit margin* was 3.4%, a decrease of 520 basis points organically*, primarily due to the same net decreases as described above. At Aviation, the primary drivers were lower volume on commercial spare part and commercial spare engine shipments, decreased shop visits and net unfavorable changes of $1.1 billion to the estimated profitability in its long-term service agreements. At Healthcare, the primary drivers were cost reductions and increased demand for Healthcare Systems (HCS) products used directly in response to COVID-19, partially offset by decreases in Pharmaceutical Diagnostics (PDx) volume.

*Non-GAAP Financial Measure
GE 2020 FORM 10-K 8

GE Capital continuing losses increased $1.2 billion primarily due to an impairment of goodwill of $0.8 billion (pre-tax), volume declines, higher mark-to-market effects and other impairments, including $0.5 billion (pre-tax) on the GECAS fixed-wing aircraft portfolio as a result of COVID-19 and related market impacts, lower gains, debt tender costs, the SEC settlement charge and the nonrecurrence of a 2019 tax reform enactment adjustment. These increased losses were partially offset by the nonrecurrence of a $1.0 billion pre-tax charge identified through the completion of our 2019 annual insurance premium deficiency review, higher tax benefits including the tax benefit related to the BioPharma sale and lower excess interest cost. Gains were $0.4 billion and $0.7 billion in 2020 and 2019, respectively.

AVIATION AND GECAS 737 MAX. Aviation develops, produces, and sells LEAP aircraft engines to Boeing, Airbus and COMAC through CFM International (CFM), a company jointly owned by GE and Safran Aircraft Engines, a subsidiary of the Safran Group of France. The LEAP-1B engine is the exclusive engine for the Boeing 737 MAX. In March 2019, global regulatory authorities ordered a temporary fleet grounding of the Boeing 737 MAX. In May 2020, Boeing resumed production of the 737 MAX. In November 2020, the U.S. Federal Aviation Administration (FAA) lifted the grounding notice for the 737 MAX and Boeing commenced aircraft deliveries to customers in compliance with FAA regulatory requirements in December 2020. A number of other global regulators since the FAA's action have also lifted the orders that suspended 737 MAX operations for airlines under their jurisdictions. Aviation commercial equipment backlog as of December 31, 2020 includes approximately 9,600 LEAP engines, including the impact of approximately 1,500 LEAP-1B unit order cancellations in 2020. See the Segment Operations - Aviation section for further information. During 2020, CFM and Boeing reached an agreement to align production rates for 2020 and secure payment terms for engines delivered in 2019 and 2020. In 2020, Aviation received payments, net of progress collections, of $0.5 billion for engines delivered in 2019. A final payment of $0.2 billion, net of progress collections, is expected to be received in the first quarter of 2021 for engines delivered in 2019. CFM and Boeing continue to work closely to ensure a successful reentry into service, with a strong commitment to safety while navigating industry disruption.

During 2020, GECAS agreed with Boeing to restructure its 737 MAX orderbook including previously canceled positions, resulting in 77 orders now remaining. As of December 31, 2020, GECAS owned 29 of these aircraft, 26 of which are contracted for lease to airlines that remain obligated to make contractual rental payments. In addition, GECAS has made pre-delivery payments to Boeing related to 77 of these aircraft on order and has made financing commitments to acquire a further 16 aircraft under purchase and leaseback contracts with airlines.

As of December 31, 2020, we have approximately $1.7 billion of net assets ($3.2 billion of assets and $1.5 billion of liabilities) related to the 737 MAX program that primarily comprised Aviation accounts receivable offset by progress collections and GECAS pre-delivery payments and owned aircraft subject to lease. No impairment charges were incurred related to the 737 MAX aircraft and related balances, as we continue to believe these assets are recoverable over their contractual or useful lives. We continue to monitor 737 MAX return to service and return to delivery developments with our airline customers, lessees and Boeing.

LEAP continues to be a strong engine program for us, and we delivered 815 LEAP engines for Boeing and Airbus platforms in the year.

SEGMENT OPERATIONS. Segment revenues include sales of products and services by the segment. Industrial segment profit is determined based on performance measures used by our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer (CEO), to assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude matters, such as charges for impairments, significant, higher-cost restructuring programs, manufacturing footprint rationalization and other similar expenses, acquisition costs and other related charges, certain gains and losses from acquisitions or dispositions, and certain litigation settlements. See the Corporate Items and Eliminations section for additional information about costs excluded from segment profit.

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

GE 2020 FORM 10-K 9

SUMMARY OF REPORTABLE SEGMENTS	2020	2019	2018
Power	$17,589	$18,625	$22,150
Renewable Energy	15,666	15,337	14,288
Aviation	22,042	32,875	30,566
Healthcare	18,009	19,942	19,784
Capital	7,245	8,741	9,551
Total segment revenues	80,551	95,519	96,339
Corporate items and eliminations	(932)	(305)	673
Consolidated revenues	$79,619	$95,214	$97,012

Power	$274	$291	$(1,105)
Renewable Energy	(715)	(791)	140
Aviation	1,229	6,812	6,454
Healthcare	3,060	3,737	3,522
Capital	(1,710)	(530)	(489)
Total segment profit	2,138	9,519	8,521
Corporate items and eliminations	8,239	(1,825)	(2,201)
GE Industrial goodwill impairments	(877)	(1,486)	(22,136)
GE Industrial interest and other financial charges	(1,333)	(2,115)	(2,415)
GE Industrial non-operating benefit costs	(2,424)	(2,828)	(2,740)
GE Industrial benefit (provision) for income taxes	(388)	(1,309)	(467)
Earnings (loss) from continuing operations attributable to GE common shareholders	5,355	(44)	(21,438)
Earnings (loss) from discontinued operations, net of taxes	(125)	(5,335)	(1,363)
Less net earnings (loss) attributable to noncontrolling interests, discontinued operations	—	60	1
Earnings (loss) from discontinued operations, net of taxes and noncontrolling interests	(125)	(5,395)	(1,364)
Consolidated net earnings (loss) attributable to GE common shareholders	$5,230	$(5,439)	$(22,802)

POWER. Power serves power generation, industrial, government and other customers worldwide with products and services related to energy production. Our products and technologies harness resources such as oil, gas, fossil, diesel, nuclear and water to produce electric power and include gas and steam turbines, full balance of plant, upgrade and service solutions, as well as data-leveraging software. We have organized the businesses within our Power segment into Gas Power and Power Portfolio.

Gas Power – offers a wide spectrum of heavy-duty and aeroderivative gas turbines for utilities, independent power producers and numerous industrial applications, ranging from small, mobile power to utility scale power plants. Gas Power also delivers maintenance, service and upgrade solutions across total plant assets and over their operational lifecycle.
Power Portfolio – offers steam power technology for fossil and nuclear applications including boilers, generators, steam turbines and Air Quality Control Systems (AQCS) to help efficiently produce power and provide performance over the life of a power plant. Power Portfolio also applies the science and systems of power conversion to provide motors, generators, automation and control equipment and drives for energy intensive industries such as marine, oil and gas, mining, rail, metals, test systems and water. It also offers advanced reactor technologies solutions, including reactors, fuels and support services for boiling water reactors, through joint ventures with Hitachi for nuclear fleets.

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

Significant Trends & Developments. We continue to execute for our customers through COVID-19, prioritizing safety first and foremost. From an operations perspective, we are working within our supply chain and with our suppliers to catch up on parts and project scope that were delayed as a result of COVID-19. Despite difficult travel and customer site restrictions, we continue to service our customers' installed base and have completed roughly 90% of all planned outages in the year. From a market perspective, both gas-based electricity generation and GE gas turbine utilization has remained stable. Our ability to close transactions, particularly services parts & upgrades, has been impacted by constrained customer budgets and access to financing due to oil prices and economic slowdown, especially in Gas Power. Although there may be market challenges in the near term, we believe gas will play a critical role in the energy transition and our view of the market has not materially changed, albeit timing on new orders is harder to forecast.

Power continues to right size its business to better align with market demand and drive its businesses with an operational rigor and discipline that is focused on its customers’ lifecycle experience. In Gas Power, we continue to size the business for a 25-30 GW market, although acknowledge that the size any given year can vary. We remain focused on our underwriting discipline and risk management to ensure we are securing deals that meet our financial hurdles and we have a high confidence to deliver for our customers.

GE 2020 FORM 10-K 10

Looking ahead, we anticipate the power market to continue to be impacted by overcapacity in the industry, continued price pressure from competition on servicing the installed base, and the uncertain timing of deal closures due to financing and the complexities of working in emerging markets. Market factors related to the energy transition such as greater renewable energy penetration and the adoption of climate change-related policies continue to impact long-term demand, to differing degrees across markets globally. As such, we announced in the third quarter of 2020 that we will be exiting the new build coal power market, while continuing to service our customers' installed base.

We continue to invest in new product development, such as our HA-Turbines, and upgrades as these are critical to our customers and the long-term strategy of the business. In 2020, we supplied the first purpose-built hydrogen-burning power plant in the U.S. with Gas Power's 7HA.02 turbine. Our fundamentals remain strong with approximately $80 billion in backlog and a gas turbine installed base greater than 7,000 units, including approximately 1,800 units under long-term service agreements.

	Orders		Sales
(In units)	2020	2019	2020	2019
GE Gas Turbines	68	74	71	53
Heavy-Duty Gas Turbines(a)	57	63	51	38
HA-Turbines(b)	20	18	21	11
Aeroderivatives(a)	11	11	20	15
GE Gas Turbine Gigawatts(c)	15.0	13.6
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines.
(b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.
(c) Gigawatts reported associated with financial orders in the periods presented.

	2020	2019	2018
Equipment	$17,127	$17,661	$18,763
Services	62,448	67,640	66,230
Total backlog	$79,575	$85,302	$84,993

Equipment	$4,597	$5,215	$9,319
Services	11,390	11,684	13,326
Total orders	$15,986	$16,899	$22,645

Gas Power	$12,655	$13,122	$13,296
Power Portfolio	4,935	5,503	8,853
Total segment revenues	$17,589	$18,625	$22,150

Equipment	$6,707	$6,247	$8,077
Services	10,883	12,378	14,073
Total segment revenues(a)	$17,589	$18,625	$22,150

Segment profit (loss)(b)(c)	$274	$291	$(1,105)
Segment profit margin	1.6%	1.6%	(5.0)%
(a) Power segment revenues represent 24% and 22% of total industrial revenues and total segment revenues, respectively, for the year ended December 31, 2020.
(b) Power segment profit represents 4% of total industrial profit for the year ended December 31, 2020.
(c) Included restructuring charges of $16 million, $94 million and $297 million for the years ended December 31, 2020, 2019 and 2018, respectively, that were previously reported within the Corporate segment and were reclassified into the Power segment results in the fourth quarter of 2020 for all periods presented. For a summary of all restructuring charges by segment, see the Other Consolidated Information section.

For the year ended December 31, 2020, segment orders were down $0.9 billion (5%), segment revenues were down $1.0 billion (6%) and segment profit was down 6%.
Backlog as of December 31, 2020 decreased $5.7 billion (7%) from December 31, 2019, primarily driven by sales outpacing new orders.
Orders decreased $0.8 billion (4%) organically, primarily due to decreases in Gas Power Heavy-Duty Gas Turbine unit and services orders and Steam equipment orders.
Revenues decreased $0.9 billion (5%) organically*, primarily due to decreases in Gas Power services revenues, primarily related to decreases in transactional part sales and upgrades, partially offset by increases in Gas Power equipment revenues related to 13 more Heavy-Duty gas turbine unit shipments. Steam equipment and service revenues also decreased.
Profit decreased 7% organically* due to lower revenues, charges of approximately $0.3 billion related to an under-performing JV in China, charges related to contracts, a charge for a specific customer credit event at Gas Power, and a quality reserve at Power Portfolio on the legacy product line that we have since exited in Power Conversion, partially offset by continued efforts to right size the business across Gas Power and Power Portfolio.

*Non-GAAP Financial Measure
GE 2020 FORM 10-K 11

RENEWABLE ENERGY. Renewable Energy includes one of the broadest portfolios in the industry to provide end-to-end solutions for our customers demanding reliable and affordable renewable energy by combining onshore and offshore wind, blades, hydro, storage, solar and grid solutions, as well as hybrid renewables and digital services offerings. We have installed more than 400 gigawatts of clean renewable energy equipment and equipped more than 90 percent of utilities with our grid solutions in developed and emerging markets.

Onshore Wind – delivers technology and services for the onshore wind power industry by providing smart, modular turbines that are uniquely situated for a variety of wind environments. Wind services help customers improve cost, capacity and performance of their assets over the lifetime of the fleet, utilizing digital infrastructure to monitor, predict and optimize wind farm energy performance. Our Onshore Wind business supports a turbine installed base of approximately 50,000 units. For reporting purposes, Onshore Wind includes the operations of our blade manufacturer, LM Wind.
Grid Solutions Equipment and Services (Grid) – equips power utilities and industries worldwide to bring power reliably and efficiently from the point of generation to end power consumers. Grid offers a comprehensive portfolio of equipment, hardware, protection and control, automation and digital services. Grid is also equipped to address the challenges of the energy transition by safely and reliably connecting intermittent renewable energy generation to transmission networks.
Hydro Solutions – represents more than 25 percent of the total installed hydropower capacity worldwide through a portfolio of solutions and services for hydropower generation, including the design, management, construction, installation, maintenance and operation of both large hydropower plants and small hydropower solutions, as well as offering a comprehensive asset management program to hydropower plant operators.
Offshore Wind – leads the industry in offshore wind power technologies and offshore wind farm development with the Haliade-X, the world's most powerful offshore wind turbine installed today.
Hybrid Solutions – provides reliable, affordable and dispatchable integration of renewable energies that drive vital stability to the grid and includes unique applications to integrate storage and renewable energy generation sources, such as wind, hydropower and solar.

Competition & Regulation. While many factors, including government incentives and specific market rules, affect how renewable energy can deliver outcomes for customers in a given region, renewable energy is increasingly able to compete with fossil fuels in terms of levelized cost of electricity. However, continued competitive pressure from other wind and hydro turbine manufacturers as well as from other energy sources, such as solar photovoltaic, reinforced by a general move to electricity auction mechanisms, has driven price pressure and the need for innovation.

We continue to invest in generating wind turbine product improvements, including larger rotors, taller towers and higher nameplate ratings that continue to drive down the cost of wind energy, and in exploring new ways to further improve the efficiency and flexibility of our hydropower technology with new innovative turbine designs and digital solutions. As industry models continue to evolve, our digital strategy and investments in technical innovation will position us to add value for customers looking for clean, renewable energy.

Significant Trends & Developments. Renewable energy is in a rapid transition period and competes in the marketplace against existing and new conventional energy sources. Wind energy is currently the second-largest contributor to renewable capacity growth with hydropower projected to remain the largest renewable electricity source through 2023.

We continue to observe growth across the global onshore wind market together with a positive impact on deliveries and installations in the U.S. from the Production Tax Credit (PTC) cycle and customer preference shifting to larger, more efficient units to drive down costs and compete with other power generation options. Despite the competitive nature of the market, onshore wind order pricing has stabilized globally. Several energy-related tax credit extensions were passed into law in December 2020 further extending the phase-down of U.S. PTCs. Under the current legislation, onshore wind projects that begin construction in 2021 will also qualify for a 60% PTC. We expect high levels of production observed in 2020 to continue for 2021 deliveries at Onshore Wind and are closely monitoring our execution during this period.

Additionally, offshore wind projects that begin construction before 2026 are eligible to elect either the PTC or the Investment Tax Credit (ITC), with the ITC extended by five years at the full rate. We have received full certification for our Haliade-X 12- and 13MW prototypes and during the fourth quarter of 2020 reported orders within Offshore Wind for the supply of 95 Haliade-X 13MW units for the first phase of the Dogger Bank Wind Farm in the U.K.

New product introductions remain important to our onshore and offshore customers who are demonstrating the willingness to adopt the new technology of larger turbines that decrease the levelized cost of energy. During 2020, we delivered our first Onshore 5MW Cypress units and have reported more than 600 of these units in backlog. We have observed significant market demand for our Offshore Haliade-X units and based on existing customer commitments, expect to report additional orders and backlog for the next two phases of Dogger Bank and for offshore projects in the U.S. upon obtaining final notification to proceed. We are preparing for large scale production of Haliade-X in response to this market demand.

The grid market remains challenging as we continue to experience pricing pressure in the High Voltage Direct Current (HVDC) and High Voltage (HV) product lines. The hydropower industry continues to maximize value and grid flexibility with refurbishments, repower and pumped storage projects to support both wind and solar expansion. The Grid and Hydro businesses are executing their turnaround plans and we are expecting improved operating results in 2021.
GE 2020 FORM 10-K 12

Despite the COVID-19 pandemic, we have continued to deliver for our customers, while taking all necessary precautions for our employees, and returned our manufacturing locations and long-term project sites to pre-COVID-19 capacity levels and operations. While we do not believe the long-term outlook for renewable energy products and services has materially changed, we are monitoring the impact of the pandemic on the renewable energy industry, including electricity consumption forecasts and customer capital expenditure levels, supply chain, availability of financing and our ability to execute on equipment and long-term projects, including the impact of possible customer related delays. In response to volume declines in certain of our businesses, we implemented additional cost reduction measures, restructuring and cash preservation actions.

	Orders		Sales
Onshore and Offshore (In units)	2020	2019	2020	2019
Wind Turbines	3,602	4,325	3,744	3,424
Wind Turbine Gigawatts	12.7	12.8	10.8	9.5
Repower units	504	1,269	1,022	1,057

	2020	2019	2018
Equipment	$17,470	$16,297	$14,385
Services	12,531	11,233	9,285
Total backlog	$30,001	$27,530	$23,670

Equipment	$14,109	$13,964	$11,763
Services	2,218	2,920	3,520
Total orders	$16,328	$16,884	$15,283

Onshore Wind	$10,881	$10,421	$8,220
Grid Solutions equipment and services	3,585	4,016	4,579
Hydro, Offshore Wind and Hybrid Solutions	1,200	900	1,489
Total segment revenues	$15,666	$15,337	$14,288

Equipment	$12,859	$12,267	$11,419
Services	2,807	3,069	2,870
Total segment revenues(a)	$15,666	$15,337	$14,288
Segment profit (loss)(b)(c)	$(715)	$(791)	$140
Segment profit margin	(4.6)%	(5.2)%	1.0%
(a)Renewable Energy segment revenues represent 21% and 19% of total industrial revenues and total segment revenues, respectively, for the year ended December 31, 2020.
(b)Renewable Energy segment profit represents (10)% of total industrial profit for the year ended December 31, 2020.
(c)Included restructuring charges of $200 million, $125 million and $152 million for the years ended December 31, 2020, 2019 and 2018, respectively, that were previously reported within the Corporate segment and were reclassified into the Renewable Energy segment results in the fourth quarter of 2020 for all periods presented. For a summary of all restructuring charges by segment, see the Other Consolidated Information section.

For the year ended December 31, 2020, segment orders were down $0.6 billion (3%), segment revenues were up $0.3 billion (2%) and segment profit was up $0.1 billion (10%).
Backlog as of December 31, 2020 increased $2.5 billion (9%) from December 31, 2019, primarily from Offshore Wind due to our first Haliade-X order from Dogger Bank Wind Farm, new Cypress platform orders mainly in Onshore Wind Europe and an increase in Hydro. These increases were partially offset by sales exceeding new orders at Grid, primarily as a result of increased commercial selectivity in certain product lines.
Orders decreased $0.4 billion (3%) organically, primarily due to lower Onshore Wind turbine and repower unit orders in North America compared to the prior year due to the PTC phase down and lower orders at Grid. These decreases were partially offset by increased orders at Offshore Wind of Haliade-X, other regions of Onshore Wind, LM Wind, Hybrid Solutions and Hydro.
Revenues increased $0.6 billion (4%) organically*, primarily from Onshore Wind with 300 more wind turbine shipments on a unit basis, and 13% more on a megawatt basis, and at Offshore Wind and Hybrid Solutions compared to the prior year. These increases were partially offset by lower Grid revenues, primarily attributable to lower volumes in the Power Transformer product line, and lower Hydro revenues.
Profit increased $0.1 billion (6%) organically*, as the impact of higher sales volume at Onshore Wind, the favorable impact of cost reduction measures and improved project execution exceeded higher restructuring costs and the nonrecurrence of a $0.1 billion non-cash gain from the termination of two Offshore Wind contracts in 2019.

*Non-GAAP Financial Measure
GE 2020 FORM 10-K 13

AVIATION. Aviation designs and produces commercial and military aircraft engines, integrated engine components, electric power and mechanical aircraft systems. We also provide aftermarket services to support our products.

Commercial – manufactures jet engines for commercial airframes. Our commercial engines power aircraft in all categories: regional, narrowbody and widebody. We also produce and market engines and aftermarket services through joint ventures with Safran Group of France and Raytheon Technologies Corporation via their Pratt & Whitney segment. Commercial provides maintenance, component repair and overhaul services (MRO), including sales of replacement parts.
Military – manufactures jet engines for military airframes. Our military engines power a wide variety of military aircraft including fighters, bombers, tankers, helicopters and surveillance aircraft, as well as marine applications. We provide maintenance, component repair and overhaul services, including sales of replacement parts.
Systems & Other – provides engines, components, systems and services for commercial and military segments. This includes engines and components for business, general aviation and aeroderivative segments, along with avionics systems, aviation electric power systems and gear and transmission components. Additionally, we provide a wide variety of products and services including additive machines from Concept Laser and Arcam EBM, additive materials (including metal powders from AP&C), and additive engineering services through our consultancy brand AddWorksTM.

Competition & Regulation. The global businesses for aircraft jet engines, maintenance, component repair and overhaul services (including parts sales) are highly competitive. Both domestic and international markets are important to the growth and success of the business. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures are important in this business, as are focused intellectual property strategies and protection of key aircraft engine design, manufacture, repair and product upgrade technologies. Aircraft engine and systems orders tend to follow civil air travel and demand and military procurement cycles.

Our product, services and activities are subject to a number of global regulators such as the U.S. Federal Aviation Administration (FAA), European Union Aviation Safety Agency (EASA), Civil Aviation Administration of China (CAAC) and other regulatory bodies.

Significant Trends & Developments. The global COVID-19 pandemic continues to have a material adverse effect on the global airline industry. A key underlying driver of Aviation’s commercial engine and services businesses is global commercial air traffic, which in turn is driven by economic activity and consumer and business propensity to travel. Since the beginning of the pandemic in the first quarter of 2020, we have seen varied levels of recovery in global markets. Government travel restrictions, public health advisories, individuals' propensity to travel and continued cases of the virus have all impacted the level of air travel. Due to the global airline industry contraction, Aviation’s airline and airframe customers are taking measures to address reduced demand, which, in turn, continue to materially impact Aviation’s business operations and financial performance. As a result, our long-term service agreement billings decreased approximately 19% from the prior year, partially mitigated by customer billings for contract terminations, modifications and annual contractual minimum engine flight hours. Aviation is closely monitoring government actions and economic and industry forecasts, although such forecasts continue to evolve and reflect the uncertainty about the severity and duration of the decline in commercial air traffic. Aviation regularly tracks global departures, which as of December 31, 2020, were approximately 40% below the pre-COVID-19 baseline. More broadly, we are in frequent dialogue with our airline and airframe customers about the outlook for commercial air travel, new aircraft production, and after-market services. Given the current trend, we expect domestic travel routes primarily served by narrowbody aircraft to recover before long-haul, international travel routes which are primarily served by widebody aircraft. We continue to expect the engine aftermarket recovery to lag departure trends across regions and fleets, which would result in long-term service agreement billings and cash to recover prior to associated revenues and profits. Consistent with industry projections, Aviation continues to estimate the duration of the market recovery to be prolonged over multiple years dependent on containing the spread of the virus, effective inoculation programs and government collaboration to encourage travel, particularly around quarantine requirements.

Aviation has taken several business actions to respond to the current adverse environment, including a reduction of approximately 25% of its total global workforce. For the year ended December 31, 2020, Aviation realized more than $1 billion in operational cost reduction and $2 billion in cash preservation actions, including a headcount reduction of over 11,000 employees. Aviation expects to realize cost and cash savings in 2021 as a result of the actions taken in 2020 and further initiatives in 2021. The business is actively monitoring the pace of demand recovery to ensure the business is appropriately sized for the future. In addition, we continue to partner with our airline and leasing customers and are working closely with our airframe partners to align production rates for 2021 and beyond.

Aviation’s operational and financial performance is impacted by commercial air traffic, shop visit and spare part demand, fleet retirements, and demand for new aircraft. We monitor and forecast each of these factors as part of Aviation’s long-term planning process, which may result in additional business restructuring actions. Given the uncertainty related to the severity and length of the global COVID-19 pandemic and the impact on these factors across the aviation sector and specific customers, Aviation could be required to record charges, impairments, or other adverse financial impacts in future periods if actual results differ significantly from Aviation's current estimates.

As it relates to the military environment, Aviation continues to forecast strong military demand creating future growth opportunities for our Military business as the U.S. Department of Defense and foreign governments have continued flight operations, and have allocated budgets to upgrade and modernize their existing fleets. During 2020, Aviation experienced supply chain execution challenges which resulted in fewer engine and spare part shipments than the prior year. The business is actively addressing these matters to enable future growth in Military.
GE 2020 FORM 10-K 14

Total engineering, comprised of company, customer and partner-funded and nonrecurring engineering costs, decreased compared to prior year in line with the changes in the commercial environment. For the year ended December 31, 2020, company-funded research and development spend decreased compared to 2019, and we expect the reduction to continue in line with the actions outlined above. However, customer and partner-funded engineering efforts, primarily in our Military business, increased compared to the prior year. In September 2020, Aviation announced it received certification from the FAA for the GE9X engine, the world’s largest and most powerful commercial aircraft engine.

Aviation is taking actions to protect its ability to serve its customers now and as the global airline industry recovers. While its near-term focus remains on navigating the COVID-19 pandemic, Aviation’s deep history of innovation and technology leadership, commercial engine installed base of approximately 37,700 units, military engine installed base of approximately 26,500 units, with approximately 12,500 units under long-term service agreements, and $260 billion backlog represents strong long-term fundamentals. Aviation is taking actions to protect and strengthen its business and seeks to emerge from this crisis stronger and drive long-term cash and profitable growth over time.

	Orders		Sales
(In units, except where noted)	2020	2019	2020	2019
Commercial Engines	678	2,390	1,487	2,863
LEAP Engines(a)	351	1,568	815	1,736
Military Engines	1,023	801	683	717
Spares Rate(b)			$18.0	$31.0
(a) LEAP engines are a subset of Commercial Engines (b) Commercial externally shipped spares and spares used in time & material shop visits in millions of dollars per day.

	2020	2019	2018
Equipment	$34,486	$39,131	$37,831
Services	225,927	234,114	185,696
Total backlog	$260,412	$273,245	$223,527

Equipment	$8,119	$14,459	$15,268
Services	13,471	22,280	20,248
Total orders	$21,590	$36,738	$35,517

Commercial Engines & Services	$13,017	$24,217	$22,724
Military	4,572	4,389	4,103
Systems & Other	4,453	4,269	3,740
Total segment revenues	$22,042	$32,875	$30,566

Equipment	$8,582	$12,737	$11,499
Services	13,460	20,138	19,067
Total segment revenues(a)	$22,042	$32,875	$30,566
Segment profit (loss)(b)(c)	$1,229	$6,812	$6,454
Segment profit margin	5.6%	20.7%	21.1%
(a)Aviation segment revenues represent 30% and 27% of total industrial revenues and total segment revenues, respectively, for the year ended December 31, 2020.
(b)Aviation segment profit represents 17% of total industrial profit for the year ended December 31, 2020.
(c)Included restructuring charges of $26 million, $8 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively, that were previously reported within the Corporate segment and were reclassified into the Aviation segment results in the fourth quarter of 2020 for all periods presented. For a summary of all restructuring charges by segment, see the Other Consolidated Information section.

For the year ended December 31, 2020, segment orders were down $15.1 billion (41%), segment revenues were down $10.8 billion (33%) and segment profit was down $5.6 billion (82%).
Backlog as of December 31, 2020 decreased $12.8 billion (5%) from December 31, 2019, primarily due to a reduction in our Commercial Services backlog and cancellations of commercial equipment orders, which included approximately 1,500 LEAP 1-B unit order cancellations and 22 GE9x unit order cancellations. The reduction to Commercial Services backlog reflects estimates of lower engine utilization, the partial cancellation of long-term service agreements related to the equipment unit order cancellations, and anticipated customer fleet restructuring and contract modifications. Backlog adjustments could be necessary in future periods for additional cancellations of new commercial engine orders, fleet retirements, or changes to customer aircraft utilization and operating behavior.

GE 2020 FORM 10-K 15

Orders decreased $14.8 billion (41%) organically, primarily driven by lower commercial equipment and service orders as airline customers have slowed or deferred new engine orders, as well as delayed maintenance and repair operations while existing fleets have lower utilization or been grounded. Military orders increased 21% compared to the prior year primarily driven by equipment and new development orders.
Revenues decreased $10.5 billion (32%) organically*. Equipment revenues decreased, primarily due to 1,376 fewer commercial install and spare engine unit shipments, including 921 fewer LEAP units and 228 fewer CFM56 units versus the prior year, in part due to the 737 MAX grounding and production slowdown. Commercial Services revenues decreased, primarily due to lower commercial spare part shipments, decreased shop visits and the cumulative impact of changes in billing and cost assumptions in our long-term service agreements. Military revenues increased primarily due to increased revenues on development contracts and engine shipment mix, partially offset by fewer engine and spare part shipments due to supply chain execution challenges.
Profit decreased $5.6 billion (82%) organically*, primarily due to lower volume on commercial spare part and commercial spare engine shipments, and decreased shop visits in our service agreements. During the year ended December 31, 2020, Aviation recorded expenses of $0.5 billion due to lower production volumes and initiated restructuring actions given decreases in demand primarily related to commercial engines. Aviation also recorded pre-tax charges totaling $0.2 billion due to expected future losses related primarily to customer credit risk given the current environment. In addition, Aviation recorded net unfavorable changes of $1.1 billion to the estimated profitability in its long-term service agreements. This decrease includes a $0.6 billion pre-tax charge to reflect the cumulative COVID-19 pandemic-related impacts of changes to billing and cost assumptions for certain long-term service agreements, reflecting lower engine utilization, anticipated customer fleet restructuring and contract modifications as a result of current and forecasted market conditions. Additional adjustments could occur in future periods and could be material for certain long-term service agreements if actual customer operating behavior differs significantly from Aviation's current estimates.

HEALTHCARE. Healthcare provides essential healthcare technologies to developed and emerging markets and has expertise in medical imaging, digital solutions, patient monitoring and diagnostics, drug discovery and performance improvement solutions that are the building blocks of precision health. Products and services are sold worldwide primarily to hospitals and medical facilities.

Healthcare Systems – develops, manufactures, markets and services a broad suite of products and solutions used in the diagnosis, treatment and monitoring of patients that is encompassed in imaging, ultrasound, life care solutions and enterprise software and solutions. Imaging includes magnetic resonance, computed tomography, molecular imaging, x-ray systems and complementary software and services, for use in general diagnostics, women’s health and image-guided therapies. Ultrasound includes high-frequency soundwave systems, and complementary software and services, for use in diagnostics tailored to a wide range of clinical settings. Life Care Solutions (LCS) includes clinical monitoring and acute care systems, and complementary software and services, for use in intensive care, anesthesia delivery, diagnostic cardiology and perinatal care. Enterprise Digital Solutions (EDS) includes enterprise digital, artificial intelligence applications, consulting and Command Center offerings designed to improve efficiency in healthcare delivery and expand global access to advanced health care.
Pharmaceutical Diagnostics – researches, manufactures and markets innovative imaging agents used during medical scanning procedures to highlight organs, tissue and functions inside the human body, to aid physicians in the early detection, diagnosis and management of disease through advanced in-vivo diagnostics. These products include both contrast imaging and molecular imaging agents.
BioPharma – This business was sold on March 31, 2020. It delivered products, services and manufacturing solutions for drug discovery, biopharmaceutical production, and cellular and gene therapy technologies, so that scientists can discover new ways to predict, diagnose and treat disease.

Competition & Regulation. Healthcare competes with a variety of U.S. and non-U.S. manufacturers and services providers. Customers require products and services that allow them to provide better access to healthcare, improve the affordability of care and improve the quality of patient outcomes. Key factors affecting competition include technological innovations, productivity solutions, competitive pricing and the ability to provide lifecycle services. New technologies and solutions could make our products and services obsolete unless we continue to develop new and improved offerings. Our products are subject to regulation by numerous government agencies, as well as laws and regulations that apply to various reimbursement schemes or other government funded healthcare programs.

Significant Trends & Developments. During the first half of 2020, there was an increase in demand for certain of our products that are highly correlated in response to the COVID-19 pandemic, including ventilators, monitoring solutions, x-ray, anesthesia and point-of-care ultrasound product lines. However, we also saw reduction in demand and delays in procurement in other products and services that were not critical to the response efforts or where procedures could be postponed (magnetic resonance, contrast agents and nuclear tracers). We have experienced some moderation in COVID-19 related demand in the second half of 2020 and have experienced some recovery in overall hospital spending, though this varies by market. The pandemic is still driving uncertainty in our markets globally, as well as additional supply chain and logistics costs, and we expect this to continue. We expect capital expenditures, particularly in private markets, to remain under pressure from revenue declines and cautious spending related to COVID-19 impacts. In response to continuing near-term volatility and cost pressures, we have driven structural cost reduction and cash optimization actions that began in the first quarter of 2020.

*Non-GAAP Financial Measure
GE 2020 FORM 10-K 16

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

The Healthcare Systems (HCS) equipment market over the long term continues to expand at low single-digit rates or better, while demand continues for services on new equipment as well as on our existing installed base. However, there is short-term variation driven by market-specific political, environmental and economic cycles. There has been some moderation in tariffs in both U.S. and China, however, this is subject to changes in U.S.-China trade regulations. Long-term growth in emerging markets is driven by trends of expanding demand and access to healthcare. Developed markets are expected to remain steady in the near term driven by macro trends in the healthcare industry.

The Pharmaceutical Diagnostics (PDx) business is well positioned in the contrast agent and nuclear tracer markets. This market is expected to grow over the long-term, driven by continued diagnostic imaging procedure growth and increasing contrast and tracer-enhanced biomarkers of these same procedures, as these products help to increase the precision of the diagnostic information provided to clinicians. After we experienced reduced demand in the first half of 2020, we saw an increase in the second half of 2020 for PDx products as procedure volume increased.

We continue focusing on creating new products and digital solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. GE Healthcare recently introduced the Voluson™ SWIFT, an industry-first Sono-automation tool, which leverages artificial intelligence to automatically identify fetal anatomy, enhancing workflow by more than 70%. In addition, we launched the next version of Mural Virtual Care Solution, which provides clinical decision support with a view of patients' status across a care area, hospital or system. We also completed the acquisition of Prismatic Sensors AB, which specializes in photon counting Computed Tomography (CT).

	2020	2019	2018
Equipment	$5,538	$6,978	$6,254
Services	11,562	11,480	11,155
Total backlog	$17,100	$18,458	$17,409

Equipment	$10,811	$12,959	$12,574
Services	7,835	8,213	8,323
Total orders	$18,645	$21,172	$20,897

Healthcare Systems	$15,387	$14,648	$14,886
Pharmaceutical Diagnostics	1,792	2,005	1,888
BioPharma	830	3,289	3,010
Total segment revenues	$18,009	$19,942	$19,784

Equipment	$9,992	$11,585	$11,422
Services	8,017	8,357	8,363
Total segment revenues(a)	$18,009	$19,942	$19,784
Segment profit (loss)(b)(c)	$3,060	$3,737	$3,522
Segment profit margin	17.0%	18.7%	17.8%
(a)Healthcare segment revenues represent 25% and 22% of total industrial revenues and total segment revenues, respectively, for the year ended December 31, 2020.
(b)Healthcare segment profit represents 42% of total industrial profit for the year ended December 31, 2020.
(c)Included restructuring charges of $134 million, $159 million and $176 million for the years ended December 31, 2020, 2019 and 2018, respectively, that were previously reported within the Corporate segment and were reclassified into the Healthcare segment results in the fourth quarter of 2020 for all periods presented. For a summary of all restructuring charges by segment, see the Other Consolidated Information section.

For the year ended December 31, 2020, segment orders were down $2.5 billion (12%), segment revenues were down $1.9 billion (10%) and segment profit was down $0.7 billion (18%).
Backlog as of December 31, 2020 decreased $1.4 billion (7%) from December 31, 2019, primarily due to the BioPharma disposition. Excluding Biopharma, backlog decreased $0.1 billion.
Orders increased $0.3 billion (1%) organically, due to increases in demand for COVID-19 related products, including a $0.3 billion order from the U.S. Department of Health and Human Services to deliver 50,000 ventilators in partnership with Ford, partially offset by PDx. Excluding BioPharma, orders were up $0.1 billion organically.
Revenues increased $0.7 billion (4%) organically*, driven by increased demand in HCS products used directly in response to COVID-19, partially offset by reduced volume in PDx from a decrease in non-essential routine procedures. Excluding BioPharma, revenues increased $0.6 billion (4%) organically*.
Profit increased $0.5 billion (17%) organically*, primarily due to cost reductions and increased demand for HCS products used directly in response to COVID-19, partially offset by decreases in PDx volume. Excluding BioPharma, profits increased $0.4 billion (17%) organically*.
*Non-GAAP Financial Measure
GE 2020 FORM 10-K 17

CAPITAL. Capital is the financial services division of GE focused on customers and markets aligned with GE’s industrial businesses across developed and emerging markets. We provide financial products and services around the globe that build on GE’s industry specific expertise in aviation, power, renewables and other activities to capitalize on market-specific opportunities. While there are customer benefits and knowledge sharing advantages linking GE’s industrial and capital businesses, the financial and operational relationships are maintained with arms-length terms as though the businesses were independent.

GE Capital Aviation Services (GECAS) – an aviation lessor and financier with over 50 years of experience. GECAS provides a wide range of assets including narrow- or widebody aircraft, regional jets, turboprops, freighters, engines, helicopters, financing and materials. GECAS offers a broad array of financing products and services on these assets including operating leases, sale-leasebacks, asset trading and servicing, and airframe parts management. GECAS owns, services or has on order more than 1,600 aircraft and serves approximately 205 customers in 73 countries from a network of 15 offices around the world.
Energy Financial Services (EFS) – a global energy investor that provides financial solutions and underwriting capabilities for Power and Renewable Energy to meet rising demand and sustainability imperatives.
Working Capital Solutions (WCS) – provides working capital services primarily by purchasing GE Industrial customer receivables.
Insurance – Refer to the Other Items - Insurance section for a detailed business description.

Competition & Regulation. The businesses in which we engage are highly competitive and are subject to competition from various types of financial institutions including banks, investors, such as sovereign wealth funds, hedge funds and private equity investors, leasing companies, finance companies associated with manufacturers and insurance and reinsurance companies. For our GECAS operations, competition is based on lease rate financing terms, aircraft delivery dates, condition and availability, as well as available capital demand for financing. For our EFS operations, competition is primarily based on deal structure and terms. As we compete globally, EFS’ success is sensitive to project execution and merchant electricity prices, as well as the economic and political environment of each country in which we do business.

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

At GE Capital, the primary effect of the COVID-19 pandemic pertains to its GECAS business. The pandemic has led to worldwide reduction of flight schedules and it is difficult to predict its longer-term impact. Additionally, the related market volatility resulted in higher credit spreads on the investment securities held by our run-off insurance business, which resulted in marks and impairments taken in the first quarter, which, starting in the second quarter more than recovered in 2020.

As of December 31, 2020, GECAS owned 917 fixed-wing aircraft, of which 27 with a book value of $0.6 billion were available to lease to customers (aircraft on the ground). We test recoverability of each fixed-wing aircraft in our operating lease portfolio at least annually. Additionally, we perform quarterly evaluations in circumstances such as when assets are re-leased or current lease terms have changed.

Given the environment, we accelerated our review in the second quarter to focus on leases with higher risk of repossession based on our assessment of customer credit risk default and any unplaced leased assets rolling-off over the next 12 months, which represented approximately 20% of our fixed-wing aircraft operating lease portfolio. In addition, we performed our detailed annual portfolio review in the third quarter of 2020, which incorporated third-party appraisal data, updates to all cash flow assumptions as well as evolving market and customer dynamics that we are monitoring. These analyses resulted in pre-tax impairments of $0.5 billion in 2020, primarily on our fixed-wing aircraft operating lease portfolio. Pre-tax impairments were $0.1 billion in 2019. The increase in pre-tax impairments was driven by declining cash flow projections of the future collectability of rents on aircraft and engines currently under contract related to market impacts resulting from the pandemic. Continued deterioration in cash flow projections, including current rents, downtime, release rates and residual assumptions could result in future impairments in the operating lease portfolio.

Based on the resulting pressure on its airline customers, GECAS continues to work with customers on restructuring requests as they arise. As a result of these requests, we have executed agreements with customers to reschedule certain lease payments. As of December 31, 2020, we have a contractually deferred balance of $0.4 billion. In addition, we have invoiced $0.3 billion under these agreements and collected about 84%. We expect to continue to receive requests for rent deferrals and/or lease restructures from our global airline customers as a result of COVID-19 and related market impacts. An extended disruption of regional or international travel could result in an increase in these types of requests in future periods, which could result in an increase to the trade receivable balance. As GECAS evaluates future lease restructures, there is a risk of lease modifications that could have a material adverse effect on GECAS operations, financial position and cash flows.

In October 2020, Pacific Investment Management Company (PIMCO), one of the world’s premier fixed income investment managers, and GECAS announced they had reached a preliminary agreement to develop an aviation leasing venture to support up to $3 billion in aircraft asset financings. PIMCO and GECAS have executed certain of the definitive agreements and obtained relevant regulatory clearances for the venture.

GE 2020 FORM 10-K 18

We annually perform premium deficiency testing in the aggregate across our run-off insurance portfolio in the third quarter. As a result of the testing, we identified no premium deficiency. See the Other Items section and Note 12 for further information.

GE Capital received $2 billion of additional capital contributions from GE in the fourth quarter of 2020. See the Capital Resources and Liquidity section for further information.

As previously mentioned, GE reached a settlement with the SEC and paid a civil penalty of $0.2 billion in December 2020, of which $0.1 billion was recorded and paid at GE Capital. See Note 23 for further information.

	December 31, 2020	December 31, 2019
GECAS	$35,863	$37,979
EFS	2,385	1,823
WCS(a)	5,884	9,014
Insurance	50,824	46,266
Other continuing operations(a)(b)	18,569	22,463
Total segment assets	$113,526	$117,546

GE Capital debt to equity ratio	3.4:1	3.9:1
(a)    In the first quarter of 2020, the remaining Industrial Finance assets of $268 million were transferred to Other continuing operations.
(b)    Included cash, cash equivalents and restricted cash of $13,245 million as of December 31, 2020 and $17,618 million as of December 31, 2019.

	2020	2019	2018
GECAS	$3,947	$4,895	$4,944
EFS	74	145	144
WCS	334	829	1,451
Insurance	2,946	2,904	2,941
Other continuing operations	(55)	(31)	71
Total segment revenues(a)	$7,245	$8,741	$9,551

GECAS	$(786)	$1,029	$1,225
EFS	52	121	85
WCS	66	234	305
Insurance	189	(611)	(157)
Other continuing operations(b)	(1,232)	(1,303)	(1,947)
Total segment profit (loss)	$(1,710)	$(530)	$(489)
(a)    Capital segment revenues represent 9% of total segment revenues for the year ended December 31, 2020.
(b)    Other continuing operations primarily comprised excess interest costs from debt previously allocated to assets that have been sold as part of the GE Capital Exit Plan, preferred stock dividend costs and interest costs not allocated to GE Capital businesses, which are driven by GE Capital’s interest allocation process. Interest costs are allocated to GE Capital businesses based on the tenor of their assets using the market rate at the time of origination, which differs from the asset profile when the debt was originated. As a result, actual interest expense is higher than interest expense allocated to the remaining GE Capital businesses. All preferred stock dividend costs have become a GE Industrial obligation in January 2021. See Note 16 for further information. In addition, we anticipate unallocated interest costs to gradually decline as debt matures and/or is refinanced.

For the year ended December 31, 2020, segment revenues decreased $1.5 billion (17%) and segment losses were up $1.2 billion.
Capital revenues decreased $1.5 billion (17%), as a result of volume declines and lower gains. These volume declines were primarily at GECAS related to lower interest income attributable to the sale of PK AirFinance and lower rental revenue on our aircraft leasing portfolio, and at WCS related to lower purchases of GE Industrial customer receivables and the run-off of the GE Capital supply chain finance program (See GE Industrial Working Capital Transactions for further information). Capital losses increased $1.2 billion, primarily due to an impairment of goodwill of $0.8 billion (pre-tax), volume declines, higher mark-to-market effects and other impairments, including $0.5 billion (pre-tax) on the GECAS fixed-wing aircraft portfolio as a result of COVID-19 and related market impacts, lower gains, debt tender costs, the SEC settlement charge and the nonrecurrence of a 2019 tax reform enactment adjustment. These increased losses were partially offset by the nonrecurrence of a $1.0 billion pre-tax charge identified through the completion of our 2019 annual insurance premium deficiency review, higher tax benefits including the tax benefit related to the BioPharma sale and lower excess interest cost. Gains were $0.4 billion and $0.7 billion in 2020 and 2019, respectively, which primarily related to sales of certain GECAS aircraft and engines resulting in gains of $0.2 billion and $0.4 billion in 2020 and 2019, respectively, and the sale of equity method investments resulting in gains of $0.1 billion and $0.2 billion in 2020 and 2019, respectively, at EFS.

GE 2020 FORM 10-K 19

CORPORATE ITEMS AND ELIMINATIONS. Corporate Items and Eliminations is a caption used in the Segment Operations – Summary of Reportable Segments table to reconcile the aggregated results of our segments to the consolidated results of the Company. The Corporate Items and Eliminations amounts related to revenues and earnings include the results of disposed businesses, certain amounts not included in industrial operating segment results because they are excluded from measurement of their operating performance for internal and external purposes and the elimination of intersegment activities. In addition, the Corporate Items and Eliminations amounts related to earnings include certain costs of our principal retirement plans, significant, higher-cost restructuring programs and other costs reported in Corporate.

Corporate items and eliminations includes the results of our Lighting segment, through its disposition in the second quarter of 2020, and GE Digital business for all periods presented.

	2020	2019	2018
Revenues
Corporate revenues	$1,313	$1,791	$2,783
Eliminations and other	(2,245)	(2,096)	(2,110)
Total Corporate Items and Eliminations	$(932)	$(305)	$673

Operating profit (cost)
Gains (losses) on disposals and held for sale businesses	$12,472	$4	$1,370
Restructuring and other charges	(680)	(886)	(2,056)
Steam asset impairments(a) (Notes 7 and 8)	(363)	—	—
SEC settlement charge(b)	(100)	—	—
Unrealized gains (losses)	(1,911)	793	—
Goodwill impairments(c) (Note 8)	(728)	(1,486)	(22,136)
Adjusted total corporate operating costs (Non-GAAP)	(1,328)	(1,736)	(1,514)
Total Corporate Items and Eliminations (GAAP)	$7,362	$(3,311)	$(24,337)
Less: gains (losses), impairments and restructuring & other	8,689	(1,575)	(22,822)
Adjusted total corporate operating costs (Non-GAAP)	$(1,328)	$(1,736)	$(1,514)

Functions & operations	$(1,028)	$(1,295)	$(1,622)
Environmental, health & safety (EHS) and other items	(104)	(258)	169
Eliminations	(195)	(184)	(61)
Adjusted total corporate operating costs (Non-GAAP)	$(1,328)	$(1,736)	$(1,514)
(a) Included non-cash pre-tax impairment charges of $429 million, net of $65 million attributable to noncontrolling interests for the Steam business within our Power segment in 2020.
(b) GE reached a settlement with the SEC and paid a civil penalty of $200 million in December 2020, of which $100 million was recorded and paid at Corporate and $100 million was recorded and paid at GE Capital.
(c) Included non-cash pre-tax impairment charge of $877 million, net of $149 million attributable to noncontrolling interests for the Additive reporting unit within our Aviation segment in 2020.

Adjusted total corporate operating costs* excludes gains (losses) on disposals and held for sale businesses, significant, higher-cost restructuring programs, unrealized gains (losses) and goodwill impairments. We believe that adjusting corporate costs to exclude the effects of items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

For the year ended December 31, 2020, revenues decreased by $0.6 billion, primarily as a result of a $0.5 billion decrease in revenues due to the sale of our Current and Lighting businesses in April 2019 and June 2020, respectively, and $0.1 billion of higher inter-segment eliminations. Corporate costs decreased by $10.7 billion due to $12.5 billion of higher net gains, primarily driven by $12.4 billion of gains from the sale of our BioPharma business in 2020. Corporate costs also decreased by $0.8 billion due to $1.5 billion of goodwill impairment charges related to our Renewable Energy segment in 2019 as compared to $0.7 billion of net goodwill impairment charges related to our Aviation segment in 2020. In addition, Corporate costs decreased by $0.2 billion due to lower restructuring and other charges in 2020, primarily at Corporate and Power, partially offset by higher restructuring at Aviation. These decreases were partially offset by $2.7 billion of higher net unrealized losses, primarily related to a $1.8 billion mark-to-market loss on our Baker Hughes shares and a $0.1 billion impairment on our Ventures portfolio in 2020, as compared to a $0.8 billion mark-to-market gain on our Baker Hughes shares in 2019. Corporate recognized $0.4 billion of non-cash impairment charges related to property, plant and equipment and intangible assets at our Steam business within our Power segment in 2020. In addition, Corporate costs increased by $0.1 billion due to the settlement of the SEC investigation in 2020.
Adjusted total corporate operating costs* decreased by $0.4 billion in 2020 primarily as the result of $0.3 billion of cost reductions within our Digital business and functions and $0.2 billion of lower costs primarily associated with existing EHS matters. Overall, eliminations were relatively flat due to higher intercompany elimination activity from project financing investments associated with wind energy projects in our Renewable Energy segment and higher GE industrial inter-segment eliminations, offset by lower spare engine sales from our Aviation segment to our GECAS business.

*Non-GAAP Financial Measure
GE 2020 FORM 10-K 20

COSTS AND GAINS NOT INCLUDED IN SEGMENT RESULTS. As discussed in the Segment Operations section, certain amounts are not included in industrial segment results because they are excluded from measurement of their operating performance for internal and external purposes. These amounts relate primarily to significant, higher-cost restructuring programs, goodwill impairment charges and gains/(losses) on acquisition and disposition activities.

	Costs			Gains (Losses)
	2020	2019	2018	2020	2019	2018
Power	$583	$307	$20,178	$49	$(2)	$988
Renewable Energy	13	1,537	3,114	—	—	—
Aviation	1,099	—	7	14	—	(116)
Healthcare	3	43	58	12,364	(1)	785
Total industrial segments	$1,698	$1,888	$23,357	$12,427	$(4)	$1,657
Corporate Items and Eliminations	173	486	857	(1,866)	801	(288)
Total GE Industrial	$1,871	$2,374	$24,214	$10,561	$797	$1,370

OTHER CONSOLIDATED INFORMATION
RESTRUCTURING. Restructuring actions are essential to our cost improvement efforts for both existing operations and those acquired. Restructuring and other charges relate primarily to workforce reductions, facility exit costs associated with the consolidation of sales, service and manufacturing facilities, the integration of acquisitions, and certain other asset write-downs such as those associated with product line exits. We also recognize an obligation for severance benefits that vest or accumulate with service. We continue to closely monitor the economic environment and expect to undertake further restructuring actions to more closely align our cost structure with earnings goals. This table is inclusive of all restructuring charges in our segments.

	2020	2019	2018
Workforce reductions	$856	$823	$989
Plant closures & associated costs and other asset write-downs	332	349	1,449
Acquisition/disposition net charges	66	180	612
Other	—	(9)	—
Total restructuring and other charges	$1,254	$1,343	$3,050

Cost of product/services	$570	$386	$1,092
Selling, general and administrative expenses	697	993	1,838
Other income	(13)	(36)	$120
Total restructuring and other charges	$1,254	$1,343	$3,050

	2020	2019	2018
Power	$236	$402	$1,301
Renewable Energy	213	176	301
Aviation	397	8	18
Healthcare	137	201	222
Corporate	245	529	1,110
GE Industrial restructuring and other charges	$1,229	$1,315	$2,952
Capital	25	28	98
Total restructuring and other charges by business	$1,254	$1,343	$3,050
Restructuring and other charges cash expenditures	$1,175	$1,209	$1,480

Liabilities associated with restructuring activities were approximately $1.3 billion, $1.7 billion, and $2.6 billion, including actuarial determined post-employment severance benefits of $0.7 billion, $1.0 billion, and $1.6 billion as of December 31, 2020, 2019, and 2018, respectively.

INTEREST AND OTHER FINANCIAL CHARGES	2020	2019	2018
GE Industrial	$1,333	$2,115	$2,415
GE Capital	2,186	2,532	2,982

The decrease in GE Industrial interest and other financial charges for the year ended December 31, 2020 was driven primarily by lower interest on borrowings due to repayments of intercompany loans from GE Capital and lower losses related to the completion of tender offers to purchase GE Industrial senior notes (including fees and other costs associated with the tenders), and lower expenses on sales of GE Industrial current receivables mainly driven by lower sales of receivables and lower benchmark interest rates. The primary components of GE Industrial interest and other financial charges are interest on short- and long-term borrowings and financing costs on sales of receivables. Total GE Industrial interest and other financial charges of $0.9 billion and $1.3 billion were recorded at Corporate and $0.5 billion and $0.8 billion were recorded by GE Industrial segments for the years ended December 31, 2020 and 2019, respectively.

GE 2020 FORM 10-K 21

The decrease in GE Capital interest and other financial charges for the year ended December 31, 2020 was primarily due to lower average borrowings balances due to maturities and a decrease in average interest rates due to changes in market rates, partially offset by higher net interest on assumed debt resulting from a decrease in intercompany loans to GE Industrial which bear the right of offset (see the Borrowings section of Capital Resources and Liquidity for an explanation of assumed debt and right-of-offset loans), and the $0.2 billion loss resulting from the completion of tender offers to purchase GE Capital senior notes (including fees and other costs associated with the tenders). GE Capital average borrowings were $55.8 billion, $61.8 billion and $78.7 billion in 2020, 2019 and 2018, respectively. The GE Capital average composite effective interest rate (including interest allocated to discontinued operations) was 4.0%, 4.2% and 3.9% in 2020, 2019 and 2018, respectively.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for our pension and retiree benefit plans.

INCOME TAXES

CONSOLIDATED	2020	2019	2018
Effective tax rate (ETR)	(9.1)%	63.2%	(0.4)%
Provision (benefit) for income taxes	$(474)	$726	$93
Cash income taxes paid(a)	1,291	2,228	1,868
(a) Included taxes paid related to discontinued operations.

For the year ended December 31, 2020, the consolidated income tax benefit was $0.5 billion. The change in tax from a tax provision in 2019 to a tax benefit for 2020 was primarily due to the decrease in pre-tax income excluding the gain from the sale of our BioPharma business and non-deductible goodwill impairment charges and a decrease in valuation allowances on non-U.S. deferred tax assets partially offset by the increase in tax expense associated with the disposition of the BioPharma business in 2020 compared to the amount recognized on preparatory steps for the planned disposition in 2019 and a decrease in benefit from the completion of the Internal Revenue Service (IRS) audits.

Absent additional taxes enacted as part of U.S. tax reform and non-U.S. losses without a tax benefit, our consolidated income tax provision is generally reduced because of the benefits of lower-taxed global operations as certain non-U.S. income is subject to local country tax rates that are below the U.S. statutory tax rate.

The rate of tax on our profitable non-U.S. earnings is below the U.S. statutory tax rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GE funds certain non-U.S. operations through foreign companies that are subject to low foreign taxes. Most of these earnings have been reinvested in active non-U.S. business operations and as of December 31, 2020, we have not decided to repatriate these earnings to the U.S. Given U.S. tax reform, substantially all of our net prior unrepatriated earnings were subject to U.S. tax and accordingly we generally expect to have the ability to repatriate available non-U.S. cash without additional U.S. federal tax cost and any foreign withholding taxes on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit.

A substantial portion of the benefit for lower-taxed non-U.S. earnings related to business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate is derived from our GECAS aircraft leasing operations located in Ireland where the earnings are taxed at 12.5%, our Power operations located in Switzerland where the earnings are taxed at between 9% and 18.6% and our Aviation operations located in Singapore where the earnings are primarily taxed at a rate of 8%.

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

BENEFIT/(EXPENSE) FROM GLOBAL OPERATIONS	2020	2019	2018
Benefit/(expense) of foreign tax rate difference on non-U.S. earnings	$90	$27	$(292)
Benefit of audit resolutions	129	86	225
BioPharma disposition and preparatory restructuring	1,447	(633)	—
Other	(186)	(526)	(973)
Total benefit/(expense)	$1,480	$(1,046)	$(1,040)

The amounts reported above exclude the impact of U.S. tax reform which is reported as a separate line in the reconciliation of the U.S. federal statutory income tax rate to the actual tax rate in Note 15.
GE 2020 FORM 10-K 22

For the year ended December 31, 2020, the change from an expense from global operations in 2019 to a benefit from global operations in 2020 reflects the lower rate of tax on the disposition of the BioPharma business in 2020 compared to an amount of tax recognized on preparatory steps for the planned disposition in 2019 and a decrease in valuation allowances on non-U.S. deferred tax assets.

A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated effective rate, as well as other information about our income tax provisions, is provided in the Critical Accounting Estimates section and Note 15. The nature of business activities and associated income taxes differ for GE Industrial and for GE Capital; therefore, a separate analysis of each is presented in the paragraphs that follow.

GE INDUSTRIAL EFFECTIVE TAX RATE	2020	2019	2018
GE Industrial ETR	5.3%	72.7%	(2.3)%
GE Industrial provision for income taxes	$388	$1,309	$467

For the year ended December 31, 2020, the GE Industrial provision for income taxes decreased primarily due to the decrease in pre-tax income excluding the gain from the sale of our BioPharma business and non-deductible goodwill impairment charges and a decrease in valuation allowances on non-U.S. deferred tax assets partially offset by the increase in tax expense associated with the disposition of the BioPharma business in 2020 compared to the amount recognized on preparatory steps for the planned disposition in 2019 and a decrease in benefit from the completion of the IRS audits.

GE CAPITAL EFFECTIVE TAX RATE	2020	2019	2018
GE Capital ETR	41.1%	89.3%	99.7%
GE Capital provision (benefit) for income taxes	$(862)	$(582)	$(374)

For the year ended December 31, 2020, the GE Capital tax benefit increased primarily due to the decrease in pre-tax income excluding non-deductible goodwill impairment charges and due to larger benefits on global operations including a tax benefit associated with the disposition of the BioPharma business in 2020.

RESEARCH AND DEVELOPMENT. We conduct research and development (R&D) activities to continually enhance our existing products and services, develop new products and services to meet our customers’ changing needs and requirements, and address new market opportunities. In addition to funding R&D internally, we also receive funding externally from our customers and partners, which contributes to the overall R&D for the company.

	GE funded			Customer and Partner funded(b)			Total R&D
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Power	$317	$314	$409	$13	$13	$5	$330	$327	$414
Renewable Energy	466	522	413	19	9	11	485	531	424
Aviation	707	906	950	1,090	911	564	1,797	1,817	1,514
Healthcare	845	994	968	27	25	23	872	1,019	991
Corporate(a)	231	382	675	106	89	48	336	471	722
Total	$2,565	$3,118	$3,415	$1,255	$1,046	$650	$3,820	$4,164	$4,065
(a) Includes Global Research Center and Digital business.
(b) Customer funded is principally U.S. Government funded in our Aviation segment.

DISCONTINUED OPERATIONS. Discontinued operations primarily include certain businesses in our GE Capital segment (our mortgage portfolio in Poland and trailing liabilities associated with the sale of our GE Capital businesses) and our Baker Hughes and Transportation segments. See Notes 2 and 23 for further financial information regarding our businesses in discontinued operations.

The mortgage portfolio in Poland (Bank BPH) comprises floating-rate residential mortgages, 87% of which are indexed to or denominated in foreign currencies (primarily Swiss francs). At December 31, 2020, the total portfolio had a carrying value of $2.4 billion with a 1.61% 90-day delinquency rate and an average loan to value ratio of approximately 63.0%. The portfolio is recorded at the lower of cost or fair value, less cost to sell, and included a $0.3 billion impairment, which reflected market yields as well as estimates with respect to ongoing litigation in Poland related to foreign currency-denominated mortgages and other factors. See Note 23 for additional information about this litigation and the potential for further adverse developments to result in further losses related to these loans in future reporting periods.

GE 2020 FORM 10-K 23

CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY. We intend to maintain a disciplined financial policy, including maintaining a high cash balance. We are targeting a sustainable long-term credit rating in the Single-A range, achieving a GE Industrial net debt*-to-EBITDA ratio of less than 2.5x and a dividend in line with our peers over time, as well as maintaining a less than 4-to-1 debt-to-equity ratio for GE Capital. In addition to net debt*-to-EBITDA, we also evaluate other leverage measures, including gross debt-to-EBITDA, and we will ultimately size our deleveraging actions across a range of measures to ensure we are operating the Company based on a strong balance sheet. We intend to continue to decrease our GE Industrial leverage over time as we navigate this period of uncertainty, although we now expect to achieve our GE Industrial leverage target over time.

LIQUIDITY POLICY. We maintain a strong focus on liquidity and define our liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet our obligations under both normal and stressed conditions. We intend to maintain a high level of cash and maximize flexibility as we navigate the current environment. At both GE Industrial and GE Capital, we manage our liquidity to provide access to sufficient funding to meet our business needs and financial obligations, as well as capital allocation and growth objectives, throughout business cycles.

GE Industrial has continued to enhance its cash management operations, targeting increased linear cash flow, lower factoring, and reducing restricted cash. As a result, we reduced our intra-quarter borrowings by $3.6 billion in 2020 and reduced our GE Industrial cash needs to below approximately $13 billion on a go-forward basis. However, we will continue holding elevated cash levels through this period of uncertainty.

At GE Capital, we continue to hold cash levels to cover at least 12 months of long-term debt maturities.

We believe that our consolidated liquidity and availability under our revolving credit facilities will be sufficient to meet our liquidity needs.

CONSOLIDATED LIQUIDITY. Following is a summary of cash, cash equivalents and restricted cash at December 31, 2020.

	December 31, 2020		December 31, 2020
GE Industrial	$23,209	U.S.	$18,934
GE Capital	13,421	Non-U.S.	17,696
Consolidated	$36,630	Consolidated	$36,630
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

GE INDUSTRIAL LIQUIDITY. GE Industrial's primary sources of liquidity consist of cash and cash equivalents, free cash flows from our operating businesses, monetization of receivables, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, market conditions and our ability to execute dispositions. Additionally, as previously reported, we launched a program in the third quarter of 2020 to fully monetize our Baker Hughes position over approximately three years. Consistent with the program’s design, we received initial proceeds of approximately $0.4 billion in the fourth quarter of 2020 and $0.7 billion in January 2021. See Note 26 for further information.

GE Industrial cash, cash equivalents and restricted cash totaled $23.2 billion at December 31, 2020, including $2.2 billion of cash held in countries with currency control restrictions and $0.4 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised funds restricted in connection with certain ongoing litigation matters.

In the fourth quarter of 2020, GE Industrial took actions to continue to solidify its financial position through a $2.5 billion pre-funding to the GE Pension Plan as well as the repayment of $1.5 billion of intercompany loans to GE Capital. Based on our current assumptions, we do not anticipate further contributions to the GE Pension Plan through 2023.

As previously communicated, GE Industrial provided a capital contribution to GE Capital in the fourth quarter of 2020 of $2.0 billion, in line with the first quarter 2020 insurance statutory funding. In 2021, GE Industrial expects to provide an additional contribution to GE Capital in line with the existing insurance statutory funding requirement of approximately $2.0 billion. Further 2021 capital contributions will depend on GE Capital’s performance, including GECAS operations and the Insurance statutory asset adequacy testing results, in light of the uncertain environment. Going forward, we anticipate GE Capital’s liquidity and capital needs will be met through a combination of GE Capital liquidity, GE Capital asset sales, GE Capital future earnings and capital contributions from GE Industrial.

GE CAPITAL LIQUIDITY. GE Capital’s primary sources of liquidity consist of cash and cash equivalents, cash generated from asset sales and cash flows from our businesses, as well as GE Industrial repayments of intercompany loans and capital contributions from GE Industrial. We expect to maintain a sufficient liquidity position to fund our insurance obligations and debt maturities. See the Segment Operations - Capital section for further information regarding allocation of GE Capital interest expense to the GE Capital businesses.
*Non-GAAP Financial Measure
GE 2020 FORM 10-K 24

GE Capital cash, cash equivalents and restricted cash totaled $13.4 billion at December 31, 2020, excluding $0.5 billion of cash in insurance entities, which was classified as All other assets on the GE Capital Statement of Financial Position. See Note 10 for further information about classification of cash in insurance entities.

GE Capital provided capital contributions to its insurance subsidiaries of $2.0 billion, $1.9 billion and $3.5 billion in the first quarters of 2020, 2019 and 2018, respectively, and expects to provide further capital contributions of approximately $7 billion through 2024, including approximately $2.0 billion in the first quarter of 2021, pending completion of our December 31, 2020 statutory reporting process, which includes asset adequacy testing. These contributions are subject to ongoing monitoring by KID, and the total amount to be contributed could increase or decrease, or the timing could be accelerated, based upon the results of reserve adequacy testing or a decision by KID to modify the schedule of contributions set forth in January 2018. We will continue to monitor the interest rate environment, including the impact of reinvestment rates and our investment portfolio performance, and other factors in determining the related effect on our expected future capital contributions. See the Critical Accounting Estimates section for discussion of the sensitivity of interest rate changes to our insurance liabilities. GE is required to maintain specified capital levels at these insurance subsidiaries under capital maintenance agreements. Going forward, we anticipate funding any capital needs for insurance through a combination of GE Capital liquidity, GE Capital asset sales, GE Capital future earnings and capital contributions from GE Industrial.

BORROWINGS. Consolidated total borrowings were $75.1 billion and $90.9 billion at December 31, 2020 and December 31, 2019, respectively, a decrease of $15.8 billion ($16.3 billion excluding intercompany eliminations). See the following table for a summary of GE Industrial and GE Capital borrowings.

GE Industrial	December 31, 2020	December 31, 2019	GE Capital	December 31, 2020	December 31, 2019
Commercial paper	$—	$3,008	Senior and subordinated notes	$30,987	$36,501
GE Industrial senior notes	18,994	15,488	Senior and subordinated notes assumed by GE Industrial	22,390	31,368
Intercompany loans from GE Capital	3,177	12,226	Intercompany loans to GE Industrial	(3,177)	(12,226)
Other GE Industrial borrowings	1,352	2,195	Other GE Capital borrowings	1,944	3,358
Total GE Industrial			Total GE Capital
adjusted borrowings(a)	$23,523	$32,917	adjusted borrowings(a)(b)	$52,144	$59,001
(a) Consolidated total borrowings of $75,067 million and $90,882 million at December 31, 2020 and December 31, 2019, respectively, are net of intercompany eliminations of $600 million and $1,036 million, respectively, of other GE Industrial borrowings from GE Capital, primarily related to timing of cash settlements associated with GE Industrial receivables monetization programs.
(b) Included $5,687 million and $4,234 million at December 31, 2020 and December 31, 2019, respectively, of fair value adjustments for debt in fair value hedge relationships. See Note 21 for further information.

The reduction in GE Industrial adjusted borrowings at December 31, 2020 compared to December 31, 2019, was driven primarily by $9.0 billion (including $1.5 billion in the fourth quarter of 2020) of repayments of intercompany loans from GE Capital, debt repurchases of $4.2 billion, lower commercial paper of $3.0 billion, and net repayments and maturities of other debt of $1.1 billion, partially offset by issuances of new long-term debt of $7.5 billion and $0.6 billion related to changes in foreign exchange rates.

GE Industrial net debt* was $32.3 billion and $47.9 billion at December 31, 2020 and December 31, 2019, respectively. The reduction was driven primarily by $9.0 billion of repayments of intercompany loans from GE Capital, an increase in the net cash deduction of $4.2 billion due to a higher cash balance, the repurchase of $4.2 billion of debt, a reduction in after-tax pension and principal retiree benefit plan liabilities of $1.8 billion, a reduction in commercial paper of $3.0 billion, and net repayments and maturities of other debt of $1.1 billion, partially offset by new issuances of new long-term debt of $7.5 billion and $0.6 billion related to changes in foreign exchange rates.

The reduction in GE Capital adjusted borrowings at December 31, 2020 compared to December 31, 2019, was driven primarily by debt repurchases of $11.9 billion (including $2.2 billion in the fourth quarter of 2020), long-term debt maturities and other repayments of $10.7 billion (including $2.8 billion in the fourth quarter of 2020), and lower non-recourse borrowings of $0.8 billion, partially offset by GE Industrial repayments of intercompany loans of $9.0 billion (which has the effect of increasing GE Capital borrowings), issuances of new long-term debt of $6.0 billion, $1.4 billion of fair value adjustments for debt in fair value hedge relationships, and $0.5 billion related to changes in foreign exchange rates.

Liability Management Actions. In 2020, we took a series of actions to enhance and extend our liquidity at both GE Industrial and GE Capital, issuing a total of $13.5 billion of longer-dated debt and reducing near-term maturities by $10.5 billion in the second quarter, with the remaining $3 billion to be leverage neutral in GE Capital by the end of 2021. Following are details of these and other actions.

In the second quarter of 2020, GE Industrial issued a total of $7.5 billion of senior notes, and used the proceeds to complete a tender offer to purchase $4.2 billion of GE senior notes, to reduce commercial paper and other debt by $1.8 billion, and to repay $1.5 billion of intercompany loans from GE Capital. The total of these transactions was leverage neutral for GE Industrial within the second quarter.

*Non-GAAP Financial Measure
GE 2020 FORM 10-K 25

In the second quarter of 2020, GE Capital issued a total of $6.0 billion of senior notes and used the proceeds to complete a tender offer to purchase a total of $9.8 billion of debt. In the fourth quarter of 2020, GE Capital completed a tender offer to purchase a total of $2.2 billion of debt with maturities from 2021 through 2023 using the $1.5 billion of proceeds from the GE Industrial repayment of intercompany loans as well as existing cash.

The following table provides a reconciliation of total short- and long-term borrowings as reported on the respective GE Industrial and GE Capital Statements of Financial Position to borrowings adjusted for assumed debt and intercompany loans:

December 31, 2020	GE Industrial	GE Capital	Consolidated
Total short- and long-term borrowings	$42,736	$32,931	$75,067
Debt assumed by GE Industrial from GE Capital	(22,390)	22,390	—
Intercompany loans with right of offset	3,177	(3,177)	—
Total intercompany payable (receivable) between GE Industrial and GE Capital	(19,213)	19,213	—
Total borrowings adjusted for assumed debt and intercompany loans	$23,523	$52,144	$75,067

In 2015, senior unsecured notes and commercial paper were assumed by GE Industrial upon its merger with GE Capital. Under the conditions of the 2015 assumed debt agreement, GE Capital agreed to continue making required principal and interest payments on behalf of GE Industrial, resulting in the establishment of an intercompany receivable and payable between GE Industrial and GE Capital. In addition, GE Capital has periodically made intercompany loans to GE Industrial with maturity terms that mirror the assumed debt. As these loans qualify for right-of-offset presentation, they reduce the assumed debt intercompany receivable and payable between GE Industrial and GE Capital, as noted in the table above.

The remaining intercompany loans from GE Capital to GE Industrial bear the right of offset against amounts owed by GE Capital to GE Industrial under the assumed debt agreement and can be prepaid by GE Industrial at any time, in whole or in part, without premium or penalty. These loans are priced at market terms and have a collective weighted average interest rate of 3.7% and term of approximately 15.2 years at December 31, 2020.

GE Industrial has in place committed revolving credit lines. The following table provides a summary of committed and available credit lines.

GE INDUSTRIAL COMMITTED AND AVAILABLE REVOLVING CREDIT FACILITIES	December 31, 2020	December 31, 2019
Unused back-up revolving syndicated credit facility	$15,000	$20,000
Unused revolving syndicated credit facility	—	14,772
Bilateral revolving credit facilities	5,238	7,225
Total committed revolving credit facilities	$20,238	$41,997
Less offset provisions	—	6,700
Total net available revolving credit facilities	$20,238	$35,297

Under the terms of an agreement between GE Capital and GE Industrial, GE Capital has the right to compel GE Industrial to borrow under the $15.0 billion unused back-up revolving syndicated credit facility. Under this agreement, GE Industrial would transfer the proceeds to GE Capital as intercompany loans, which would be subject to the same terms and conditions as those between GE Industrial and the lending banks. GE Capital has not exercised this right.

The following table provides a summary of the activity in the primary external sources of short-term borrowings for GE Industrial in the fourth quarters of 2020 and 2019. GE Industrial uses its bilateral revolving credit facilities from time to time to meet its short-term liquidity needs.

		GE Industrial Commercial Paper	Bilateral Revolving Credit Facilities	Total
2020	Average borrowings during the fourth quarter	$—	$473	$473
	Maximum borrowings outstanding during the fourth quarter	—	1,150	1,150
	Ending balance at December 31	—	—	—
2019	Average borrowings during the fourth quarter	$2,994	$1,272	$4,265
	Maximum borrowings outstanding during the fourth quarter	3,231	1,500	4,731
	Ending balance at December 31	3,018	—	3,018

In the third quarter of 2020, we reduced our ending commercial paper balance to zero. Total average and maximum borrowings in the table above are calculated based on the daily outstanding balance of the sum of commercial paper and revolving credit facilities.

GE 2020 FORM 10-K 26

CREDIT RATINGS AND CONDITIONS. We have relied, and may continue to rely, on the short- and long-term debt capital markets to fund, among other things, a significant portion of our operations. The cost and availability of debt financing is influenced by our credit ratings. Moody’s Investors Service (Moody’s), Standard and Poor’s Global Ratings (S&P), and Fitch Ratings (Fitch) currently issue separate ratings on GE Industrial and GE Capital short- and long-term debt. The credit ratings of GE Industrial and GE Capital as of the date of this filing are set forth in the table below.

		Moody's	S&P	Fitch
GE Industrial	Outlook	Negative	Negative	Stable
	Short term	P-2	A-2	F3
	Long term	Baa1	BBB+	BBB

GE Capital	Outlook	Negative	Negative	Stable
	Short term	P-2	A-2	F3
	Long term	Baa1	BBB+	BBB

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

Substantially all of the Company's debt agreements in place at December 31, 2020 do not contain material credit rating covenants. GE’s unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant, which GE satisfied at December 31, 2020.

The Company may from time to time enter into agreements that contain minimum ratings requirements. The following table provides a summary of the maximum estimated potential liquidity impact in the event of further downgrades with regards to the most significant contractual credit ratings conditions of the Company.

Triggers Below	At December 31, 2020
BBB+/A-2/P-2	$709
BBB/A-3/P-3	768
BBB- and below	1,432

The amounts in the table above represent the incremental estimated liquidity impact that could occur if we were to fall below each given ratings level.

Our most significant contractual ratings requirements are related to ordinary course commercial activities, our receivables sales programs, and our derivatives portfolio. The timing within the quarter of the potential liquidity impact of these areas may differ, as can the remedies to resolving any potential breaches of required ratings levels.

FOREIGN EXCHANGE AND INTEREST RATE RISKS. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Chinese renminbi, the British pound sterling and the Indian rupee, among others. The effects of foreign currency fluctuations on earnings, excluding the earnings impact of the underlying hedged item, was less than $0.1 billion, $0.1 billion, and $0.3 billion for the years ended December 31, 2020, 2019 and 2018, respectively. This analysis excludes any offsetting effect from the forecasted future transactions that are economically hedged.

Exchange rate and interest rate risks are managed with a variety of techniques, including selective use of derivatives. We apply policies to manage each of these risks, including prohibitions on speculative activities. Following is an analysis of the potential effects of changes in interest rates and currency exchange rates.

It is our policy to minimize exposure to interest rate changes with regards to our borrowings and their impact to interest and other financial charges. We fund our financial investments using a combination of debt and hedging instruments so that the interest rates of our borrowings match the expected interest rate profile on our assets. It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. To test the effectiveness of our hedging actions, for interest rate risk we assumed that, on January 1, 2021, interest rates increased by 100 basis points and the increase remained in place for the next 12 months and for currency risk of assets and liabilities denominated in other than their functional currencies, we evaluated the effect of a 10% shift in exchange rates against the U.S. dollar. The analyses indicated that our 2020 consolidated net earnings would decline by less than $0.1 billion for interest rate risk and approximately $0.1 billion for foreign exchange risk.
GE 2020 FORM 10-K 27

LIBOR REFORM. In connection with the potential transition away from the use of the London interbank offered rate (LIBOR) as an interest rate benchmark, on November 30, 2020, the ICE Benchmark Administration Limited (IBA) announced a consultation on its intention to cease the publication of the one-week and two-month USD LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. This followed an announcement on November 18, 2020, that IBA would consult on its intention to cease the publication of all GBP, EUR, CHF and JPY LIBOR settings immediately following the LIBOR publication on December 31, 2021.

The Company’s most significant exposures to LIBOR relate to preferred stock issued by GE Industrial and certain floating-rate debt securities issued by GE Capital, for which contractual fallback language exists. Additionally, with respect to our derivatives portfolio, we are managing the transition from LIBOR based on industry-wide LIBOR reform efforts, including the recently released LIBOR protocols issued by the International Swaps and Derivatives Association. None of these exposures are benchmarked to one-week or two-month USD LIBOR.

We are in the process of managing the transition and any financial impact will be accounted for under Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which we adopted in the fourth quarter of 2020. See Note 1 for further information.

STATEMENT OF CASH FLOWS. We manage the cash flow performance of our industrial and financial services businesses separately, in order to enable us and our investors to evaluate the cash from operating activities of our industrial businesses separately from the cash flows of our financial services business.

Transactions between GE Industrial and GE Capital are reported in the respective columns of our statement of cash flows, but are eliminated in deriving our consolidated statement of cash flows. Intercompany loans from GE Capital to GE Industrial are reflected as cash from (used for) financing activities at GE Industrial and cash from (used for) investing activities at GE Capital. Capital contributions from GE Industrial to GE Capital are reflected as cash used for investing activities at GE Industrial and cash from financing activities at GE Capital. See the GE Industrial working capital transactions section and Notes 4 and 24 for further information regarding certain transactions affecting our consolidated Statement of Cash Flows.

The following provides information on our cash flows in 2020 compared with 2019. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for information regarding cash flows in 2019 compared with 2018.

GE INDUSTRIAL CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in GE Industrial CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities, contribute to post retirement plans and pay others for a wide range of material, services and taxes.

GE Industrial measures itself on a GE Industrial free cash flows* basis. This metric includes GE Industrial CFOA plus investments in property, plant and equipment and additions to internal-use software; this metric excludes any dividends received from GE Capital and any cash received from dispositions of property, plant and equipment. We believe that investors may also find it useful to compare GE's Industrial free cash flows* performance without the effects of cash used for taxes related to business sales and contributions to the GE Pension Plan. We believe that this measure better allows management and investors to evaluate the capacity of our industrial operations to generate free cash flows.

2020 CFOA (GAAP) AND FREE CASH FLOWS (FCF) BY SEGMENT (NON-GAAP)
	Power	Renewable Energy	Aviation	Healthcare	Corporate & Eliminations	GE Industrial
CFOA (GAAP)	$285	$(328)	$763	$3,143	$(5,117)	$(1,254)
Add: gross additions to property, plant and equipment	(245)	(302)	(737)	(256)	(40)	(1,579)
Add: gross additions to internal-use software	(25)	(11)	(61)	(24)	(23)	(143)
Less: GE Pension Plan funding	—	—	—	—	(2,500)	(2,500)
Less: taxes related to business sales	—	—	—	—	(1,082)	(1,082)
Free cash flows (Non-GAAP)	$15	$(641)	$(34)	$2,863	$(1,598)	$606

*Non-GAAP Financial Measure
GE 2020 FORM 10-K 28

2019 CFOA (GAAP) AND FCF BY SEGMENT (NON-GAAP)
	Power	Renewable Energy	Aviation	Healthcare	Corporate & Eliminations	GE Industrial
CFOA (GAAP)	$(1,200)	$(512)	$5,552	$3,024	$(2,250)	$4,614
Add: gross additions to property, plant and equipment	(277)	(455)	(1,031)	(395)	(59)	(2,216)
Add: gross additions to internal-use software	(46)	(14)	(107)	(79)	(28)	(274)
Less: GE Pension Plan funding	—	—	—	—	—	—
Less: taxes related to business sales	—	—	—	—	(198)	(198)
Free cash flows (Non-GAAP)	$(1,523)	$(980)	$4,415	$2,550	$(2,139)	$2,322

2018 CFOA (GAAP) AND FCF BY SEGMENT (NON-GAAP)
	Power	Renewable Energy	Aviation	Healthcare	Corporate & Eliminations	GE Industrial
CFOA (GAAP)	$(1,849)	$406	$5,373	$3,485	$(6,714)	$701
Add: gross additions to property, plant and equipment	(358)	(297)	(1,070)	(378)	(131)	(2,234)
Add: gross additions to internal-use software	(66)	(11)	(73)	(90)	(67)	(306)
Less: GE Pension Plan funding	—	—	—	—	(6,000)	(6,000)
Less: taxes related to business sales	—	—	—	—	(180)	(180)
Free cash flows (Non-GAAP)	$(2,273)	$98	$4,230	$3,018	$(731)	$4,341

GE Industrial cash used for operating activities was $1.3 billion in 2020, an increase of $5.9 billion compared with 2019, primarily due to: a general decrease in net income (after adjusting for the gain on the sale of BioPharma and non-cash losses related to our interest in Baker Hughes), primarily due to COVID-19 impacts in our Aviation segment; GE Pension Plan contributions (which are excluded from GE Industrial free cash flows*) of $2.5 billion; partially offset by a decrease in cash used for operating working capital of $2.0 billion; lower provisions for income taxes of $0.9 billion; and an increase in cash paid for income taxes of $0.5 billion. Increases in Aviation-related customer allowance accruals (which is a component of All other operating activities) of $0.5 billion were $0.2 billion higher compared with 2019.

We utilized the provision of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which allows employers to defer the payment of Social Security taxes and, as a result, we deferred $0.3 billion as of December 31, 2020.

The decrease in cash used for working capital was due to: a decrease in cash used for current receivables of $3.3 billion, which was primarily driven by lower volume, partially offset by a higher decrease in sales of receivables; an increase in cash generated by inventories, including deferred inventory, of $2.5 billion, which was primarily driven by lower material purchases, partially offset by lower liquidations; and changes in current contract assets of $0.7 billion, primarily due to a net unfavorable change in estimated profitability of $1.1 billion at Aviation (see Note 9). These decreases in cash used for working capital were partially offset by: an increase in cash used for accounts payable and equipment project accruals of $2.9 billion, which was primarily as a result of lower volume in 2020 and higher disbursements related to purchases of materials in prior periods; and lower progress collections and current deferred income of $1.7 billion, which included a partial offset due to early payments received at our Aviation Military equipment business of $0.7 billion in 2020 as part of the U.S. Department of Defense's efforts to support vendors in its supply chain during the pandemic.

GE Industrial cash from investing activities was $17.7 billion in 2020, an increase of $13.7 billion compared with 2019, primarily due to: net proceeds from the sale of our BioPharma business of $20.3 billion; lower capital contributions from GE Industrial to GE Capital of $2.0 billion; partially offset by the nonrecurrence of proceeds from the spin-off of our Transportation business of $6.2 billion (including the sale of our retained ownership interests in Wabtec); and lower proceeds from sales of our stake in Baker Hughes of $2.6 billion (including the sale of a portion of our retained ownership interests in 2020). Cash used for additions to property, plant and equipment and internal-use software, which is a component of GE Industrial free cash flows*, was $1.7 billion in 2020, down $0.8 billion compared with 2019.

GE Industrial cash used for financing activities was $10.9 billion in 2020, an increase of $3.3 billion compared with 2019, primarily due to: higher repayments of intercompany loans from GE Capital of $7.5 billion; a reduction in commercial paper of $3.0 billion; reductions of other debt of $0.8 billion; partially offset by new principal issuances of long-term debt of $7.5 billion in the second quarter of 2020 and lower repurchases of long-term debt of $0.6 billion.

GE INDUSTRIAL CASH FLOWS FROM DISCONTINUED OPERATIONS. GE Industrial cash used for investing activities in 2019 was primarily due to the deconsolidation of Baker Hughes cash as a result of the reduction in our ownership interest in the segment in the third quarter of 2019. GE Industrial cash used for financing activities in 2019 primarily reflects payments of Baker Hughes dividends to noncontrolling interests.

*Non-GAAP Financial Measure
GE 2020 FORM 10-K 29

GE CAPITAL CASH FLOWS FROM CONTINUING OPERATIONS. GE Capital cash from operating activities was $3.5 billion in 2020, an increase of $1.6 billion compared with 2019, primarily due to: cash collateral received, which is a standard market practice to minimize derivative counterparty exposures, and settlements received on derivative contracts (components of All other operating activities) of $1.9 billion in 2020, an increase of $0.6 billion compared with 2019 as well as a general increase in cash generated from earnings (loss) from continuing operations. These are partially offset by an increase in trade receivables due to short-term extensions of payment terms to customers of $0.3 billion driven primarily by COVID-19 and other market related effects.

GE Capital cash from investing activities was $8.2 billion in 2020, a decrease of $1.2 billion compared with 2019, primarily due to: lower proceeds from business dispositions of $3.9 billion; lower net collections of financing receivables of $3.2 billion; a decrease in cash related to our current receivables and supply chain finance programs with GE Industrial of $1.9 billion; higher net purchases of equity investments of $1.5 billion and a decrease of GECAS sales deposits of $1.1 billion primarily driven by COVID-19 and other market related effects; partially offset by repayments of GE Capital intercompany loans (a component of All other investing activities) by GE Industrial of $9.0 billion in 2020, an increase of $7.5 billion compared with 2019; an increase in cash received related to net settlements between our continuing operations (primarily our Corporate function) and businesses in discontinued operations of $2.2 billion and a decrease in net purchases of investment securities of $0.3 billion.

GE Capital cash used for financing activities was $16.7 billion in 2020, an increase of $9.7 billion compared with 2019, primarily due to: higher net repayments of borrowings of $8.5 billion and a lower capital contribution from GE Industrial to GE Capital of $2.0 billion; partially offset by lower cash settlements on derivatives hedging foreign currency debt of $1.1 billion.

GE INDUSTRIAL WORKING CAPITAL TRANSACTIONS. Sales of Receivables. In order to manage short-term liquidity and credit exposure, GE Industrial may sell current customer receivables to GE Capital and third parties. These transactions are made on arms- length terms and any discount related to time value of money is recognized within the respective GE Industrial business in the period these receivables were sold to GE Capital or third parties. See Note 4 for further information.

Supply Chain Finance Programs. GE Industrial facilitates voluntary supply chain finance programs with third parties, which provide participating GE Industrial suppliers the opportunity to sell their GE Industrial receivables to third parties at the sole discretion of both the suppliers and the third parties.

At December 31, 2020 and 2019, included in GE Industrial's accounts payable is $2.9 billion and $2.4 billion, respectively, of supplier invoices that are subject to the third-party programs. Total GE Industrial supplier invoices paid through these third-party programs were $4.9 billion and $1.4 billion for the years ended December 31, 2020 and 2019, respectively.

Previously, GE Capital operated a supply chain finance program for suppliers to GE Industrial's businesses. The remaining GE Industrial liability associated with the funded participation in the GE Capital program is presented as accounts payable and amounted to $0.1 billion and $2.1 billion at December 31, 2020 and 2019, respectively. Cash flows associated with the decrease in this liability are reflected as cash used for operating activities at GE Industrial and cash from investing activities at GE Capital, and are eliminated in our consolidated statement of cash flows.

INTERCOMPANY TRANSACTIONS BETWEEN GE INDUSTRIAL AND GE CAPITAL. Transactions between related companies are made on arms-length terms and are reported in the GE Industrial and GE Capital columns of our financial statements, which we believe provide useful supplemental information to our consolidated financial statements. Consistent with our historical practice, all commercial transactions between GE Industrial and GE Capital continue to be reported on arms-length terms and are eliminated upon consolidation. See Note 24 for further information.

GE Capital Finance Transactions. During the years ended December 31, 2020 and 2019, GE Capital acquired from third parties 20 aircraft with a list price totaling $1.7 billion and 51 aircraft with a list price totaling $6.4 billion, respectively, that will be leased to others and are powered by engines manufactured by GE Aviation and affiliates. GE Capital also made payments to GE Aviation and affiliates related to spare engines and engine parts of $0.2 billion and $0.7 billion, which included $0.1 billion and $0.6 billion to CFM International, during the years ended December 31, 2020 and 2019, respectively. Additionally, GE Capital had $2.1 billion and $2.0 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at December 31, 2020 and 2019, respectively.

Also, during the years ended December 31, 2020 and 2019, GE Industrial recognized equipment revenues of $2.3 billion and $1.6 billion, respectively, from customers within our Power and Renewable Energy segments in which GE Capital has been an investee or is committed to be an investee in the underlying projects. At December 31, 2020 and 2019, GE Capital had funded related investments of $1.3 billion and $0.6 billion, respectively.

For certain of these investments, in order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE Industrial related to the performance of the third party. GE Industrial guarantees include direct performance or payment guarantees, return on investment guarantees and asset value guarantees. As of December 31, 2020, GE Industrial had outstanding guarantees to GE Capital on $0.9 billion of funded exposure and $0.1 billion of unfunded commitments, which included guarantees issued by industrial businesses. The recorded contingent liability for these guarantees was insignificant as of December 31, 2020 and is based on individual transaction level defaults, losses and/or returns.
GE 2020 FORM 10-K 30

CRITICAL ACCOUNTING ESTIMATES. Accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they involve significant judgments and uncertainties. Actual results in these areas could differ from management's estimates. See Note 1 for further information on our most significant accounting policies.

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

We routinely review estimates under long-term service agreements and regularly revise them to adjust for changes in outlook. These revisions are based on objectively verifiable information that is available at the time of the review. Contract modifications that change the rights and obligations, as well as the nature, timing and extent of future cash flows, are evaluated for potential price concessions, contract asset impairments and significant financing to determine if adjustments of earnings are required before effectively accounting for a modified contract as a new contract.

We regularly assess expected billings adjustments and customer credit risk inherent in the carrying amounts of receivables and contract assets, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and fleet management strategies through close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions may affect a long-term services agreement’s total estimated profitability resulting in an adjustment of earnings.

On December 31, 2020, our net long-term service agreements balance of $1.3 billion represents approximately 0.7% of our total estimated life of contract billings of $188.4 billion. Our contracts (on average) are approximately 20.9% complete based on costs incurred to date and our estimate of future costs. Revisions to our estimates of future billings or costs that increase or decrease total estimated contract profitability by one percentage point would increase or decrease the long-term service agreements balance by $0.4 billion. Cash billings collected on these contracts were $8.9 billion and $11.5 billion during the years ended December 31, 2020 and 2019, respectively.

See Notes 1 and 9 for further information.

IMPAIRMENT OF GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS. We perform our annual goodwill impairment testing in the fourth quarter. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including (i) the results of our impairment testing from the most recent testing date (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts or decreases in market multiples (and the magnitude thereof), if any, and (iii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any.

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

GE 2020 FORM 10-K 31

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our annual reporting unit valuations ranged from 10.5% to 22.5%.

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

See Notes 1 and 8 for further information.

INSURANCE AND INVESTMENT CONTRACTS. Refer to the Other Items - Insurance section for further discussion of the accounting estimates and assumptions in our insurance reserves and their sensitivity to change. Also see Notes 1 and 12 for further information.

PENSION ASSUMPTIONS. Refer to Note 13 for our accounting estimates and assumptions related to our postretirement benefit plans.

INCOME TAXES. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate can depend on the extent earnings are indefinitely reinvested outside the U.S. Historically U.S. taxes were due upon repatriation of foreign earnings. Due to the enactment of U.S. tax reform, repatriations of available cash from foreign earnings are expected to be free of U.S. federal income tax but may incur withholding or state taxes. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. Most of these earnings have been reinvested in active non-U.S. business operations. At December 31, 2020, we have not changed our indefinite reinvestment decision as a result of tax reform but will reassess this on an ongoing basis.

We evaluate the recoverability of deferred income tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies, which heavily rely on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $2.1 billion and $2.2 billion at December 31, 2020 and 2019, respectively. Of this, $0.1 billion and $0.2 billion at December 31, 2020 and 2019, respectively, were associated with losses reported in discontinued operations, primarily related to our legacy financial services businesses, and $0.2 billion was related to held for sale assets at December 31, 2019.

See Other Consolidated Information – Income Taxes section and Notes 1 and 15 for further information.

LOSS CONTINGENCIES. Loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to, environmental obligations, litigation, regulatory investigations and proceedings, product quality and losses resulting from other events and developments. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and negotiations with or decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. See Note 23 for further information.

GE 2020 FORM 10-K 32

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
The vast majority of NALH’s reinsurance exposures are long-duration arrangements that still involve substantial levels of premium collections and benefit payments even though ERAC and UFLIC have not entered into new reinsurance treaties in about a decade. These long-duration arrangements involve a number of direct writers and contain a range of risk transfer provisions and other contractual elements. In many instances, these arrangements do not transfer to us 100 percent of the risk embodied in the encompassed underlying policies issued by the direct writers. Furthermore, we cede insurance risk to third-party reinsurers for a portion of our insurance contracts, primarily on long-term care insurance policies.

Our run-off insurance liabilities and annuity benefits primarily comprise a liability for future policy benefits for those insurance contract claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported. The insurance liabilities and annuity benefits amounted to $42.2 billion and $39.8 billion and primarily relate to individual long-term care insurance reserves of $21.3 billion and $21.0 billion and structured settlement annuities and life insurance reserves of $10.7 billion and $11.1 billion, at December 31, 2020 and 2019, respectively. The increase in insurance liabilities and annuity benefits of $2.4 billion from December 31, 2019 to December 31, 2020 is primarily due to an adjustment of $2.5 billion resulting from an increase in unrealized gains on investment securities that would result in a premium deficiency should those gains be realized.

In addition to NALH, Electric Insurance Company (EIC) is a property and casualty insurance company primarily providing insurance to GE and its employees with net claim reserves of $0.3 billion at both December 31, 2020 and 2019.

We regularly monitor emerging experience in our run-off insurance operations and industry developments to identify trends that may help us refine our reserve assumptions. We believe recent elevated mortality across our portfolio and lower long-term care insurance claims are short term in nature and attributable to COVID-19. However, the effects of COVID-19, including the timing and success of vaccinations, remain uncertain and may result in variability in levels of future mortality and long-term care insurance claims activity, including changes in policyholder behavior (e.g., policyholder willingness to enter long-term care facilities or seek care at home), among others.

These monitoring activities also allow us to evaluate opportunities to reduce our insurance risk profile and improve the results of our run-off insurance operations. Such opportunities may include the pursuit of future premium rate increases and benefit reductions on long-term care insurance contracts in accordance with our reinsurance contracts with our ceding companies; recapture and reinsurance transactions to reduce risk where economically justified; investment strategies to improve asset and liability matching and enhance investment portfolio yields; and managing our expense levels.

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

As further described within the Premium Deficiency Testing section below, we reconstructed our future claim cost projections in 2017 utilizing trends observed in our emerging experience for older claimant ages and later duration policies. Also described within that section are key assumption changes in 2020.

GE 2020 FORM 10-K 33

Presented in the table below are GAAP and statutory reserve balances and key attributes of our long-term care insurance portfolio.

December 31, 2020	ERAC	UFLIC	Total
Gross GAAP future policy benefit reserves and claim reserves	$15,757	$5,570	$21,327
Gross statutory future policy benefit reserves and claim reserves(a)	24,081	6,843	30,924
Number of policies in force	190,000	62,000	252,000
Number of covered lives in force	254,000	62,000	316,000
Average policyholder attained age	76	83	78
Gross GAAP future policy benefit reserve per policy (in actual dollars)	$70,600	$56,900	$67,200
Gross GAAP future policy benefit reserve per covered life (in actual dollars)	52,800	56,900	53,600
Gross statutory future policy benefit reserve per policy (in actual dollars)(a)	113,800	77,000	104,700
Gross statutory future policy benefit reserve per covered life (in actual dollars)(a)	85,100	77,000	83,500
Percentage of policies with:
Lifetime benefit period	69%	34%	61%
Inflation protection option	81%	91%	84%
Joint lives	34%	—%	25%
Percentage of policies that are premium paying	72%	80%	74%
Policies on claim	11,000	8,800	19,800
(a)    Statutory balances reflect recognition of the estimated remaining statutory increase in reserves of approximately $5.5 billion through 2023 under the permitted accounting practice discussed further below and in Note 12.

Structured settlement annuities and life insurance contracts. We reinsure approximately 29,100 structured settlement annuities with an average attained age of 53. These structured settlement annuities were primarily underwritten on impaired lives (i.e., shorter-than-average life expectancies) at origination and have projected payments extending decades into the future. Our primary risks associated with these contracts include mortality (i.e., life expectancy or longevity), mortality improvement (i.e., assumed rate that mortality is expected to reduce over time), which may extend the duration of payments on life contingent contracts beyond our estimates, and reinvestment risk (i.e., a low interest rate environment may reduce our ability to achieve our targeted investment margins). Unlike long-term care insurance, structured settlement annuities offer no ability to require additional premiums or reduce benefits.

Our life reinsurance business typically covers the mortality risk associated with various types of life insurance policies that we reinsure from approximately 150 ceding company relationships where we pay a benefit based on the death of a covered life. As of December 31, 2020, across our U.S. and Canadian life insurance blocks, we reinsure approximately $80 billion of net amount at risk (i.e., difference between the death benefit and any accrued cash value) from approximately 2 million policies with an average attained age of 59. In 2020, our incurred claims were approximately $0.6 billion with an average individual claim of approximately $50,000. The largest product types covered are 20-year level term policies, which represent approximately 35% of the net amount at risk and a significant portion are anticipated to lapse (i.e., the length of time a policy will remain in force) over the next 3 years as the policies reach the end of their 20-year level premium period.

Investment portfolio and other adjustments. Our insurance liabilities and annuity benefits are primarily supported by investment securities of $42.0 billion and $38.0 billion and commercial mortgage loans of $1.8 billion and $1.9 billion at December 31, 2020 and 2019, respectively. Additionally, we expect to purchase approximately $7 billion of new assets through 2024 in conjunction with expected capital contributions from GE Capital to our insurance subsidiaries, of which approximately $2.0 billion is expected to be contributed in the first quarter of 2021, pending completion of our December 31, 2020 statutory reporting process, which includes asset adequacy testing. Our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities. The portfolio includes $8.2 billion of net unrealized gains that are recorded within Other comprehensive income, net of applicable taxes and other adjustments as of December 31, 2020.

In calculating our future policy benefit reserves, we are required to consider the impact of net unrealized gains and losses on our available-for-sale investment securities supporting our insurance contracts as if those unrealized amounts were realized. To the extent that the realization of gains would result in a premium deficiency, an adjustment is recorded to increase future policy benefit reserves with an after-tax offset to Other comprehensive income. At December 31, 2020, the entire $8.2 billion balance of net unrealized gains on our investment securities required a related increase to future policy benefit reserves. This adjustment increased from $5.7 billion in 2019 to $8.2 billion in 2020 primarily from higher unrealized gains within the investment security portfolio supporting our insurance contracts as a result of decreased market yields. See Note 3 for further information about our investment securities.

GE 2020 FORM 10-K 34

We manage the investments in our run-off insurance operations under strict investment guidelines, including limitations on asset class concentration, single issuer exposures, asset-liability duration variances, and other factors to meet credit quality, yield, liquidity and diversification requirements associated with servicing our insurance liabilities under reasonable circumstances. This process includes consideration of various asset allocation strategies and incorporates information from several external investment advisors to improve our investment yield subject to maintaining our ability to satisfy insurance liabilities when due, as well as considering our risk-based capital requirements, regulatory constraints, and tolerance for surplus volatility. With the expected capital contributions from GE Capital through 2024, we intend to add new asset classes to further diversify our portfolio, including private equity, senior secured loans and infrastructure debt, among others. Asset allocation planning is a dynamic process that considers changes in market conditions, risk appetite, liquidity needs and other factors which are reviewed on a periodic basis by our investment team. Investing in these assets exposes us to both credit risk (i.e., debtor’s ability to make timely payments of principal and interest) and interest rate risk (i.e., market price, cash flow variability, and reinvestment risk due to changes in market interest rates). We regularly review investment securities for impairment using both quantitative and qualitative criteria.

Our run-off insurance operations have approximately $0.8 billion of assets held by states or other regulatory bodies in statutorily required deposit accounts, and approximately $32.2 billion of assets held in trust accounts associated with reinsurance contracts and reinsurance security trust agreements in place between either ERAC or UFLIC as the reinsuring entity and a number of ceding insurers. Assets in these trusts are held by an independent trustee for the benefit of the ceding insurer, and are subject to various investment guidelines as set forth in the respective reinsurance contacts and trust agreements. Some of these trust agreements may allow a ceding company to withdraw trust assets from the trust and hold these assets on its balance sheet, in an account under its control for the benefit of ERAC or UFLIC which might allow the ceding company to exercise investment control over such assets.

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

Reinsurance recoverables. We cede insurance risk to third-party reinsurers for a portion of our insurance contracts, primarily on long-term care insurance policies, and record receivables for estimated recoveries as we are not relieved from our primary obligation to policyholders or cedents. These receivables are estimated in a manner consistent with the future policy benefit reserves and claim reserves. Reserves ceded to reinsurers, net of allowance, were $2.6 billion and $2.4 billion at December 31, 2020 and 2019, respectively, and are included in the caption Other GE Capital receivables in our consolidated Statement of Financial Position.

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

GE 2020 FORM 10-K 35

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

GE 2020 FORM 10-K 36

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

Since our premium deficiency testing performed in 2019, we have implemented approximately $0.3 billion of previously approved long-term care insurance premium rate increase actions and expect higher projected future premium rate increase approvals of approximately $0.2 billion. Our 2020 premium deficiency test includes approximately $1.9 billion of anticipated future premium increases or benefit reductions associated with future in-force rate actions. This represents a decrease of $0.1 billion from our 2019 premium deficiency test to account for actions that are: (a) approved and not yet implemented, (b) filed but not yet approved, and (c) estimated on future filings through 2028 and includes the effects of the lower discount rate mentioned above and longer anticipated timing to achieve certain premium rate approvals.

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
GE 2020 FORM 10-K 37

	2019 assumption	2020 assumption	Hypothetical change in 2020 assumption	Estimated increase to projected present value of future cash flows (pre-tax)
Long-term care insurance morbidity improvement	1.25% per year over 12 to 20 years	1.25% per year over 12 to 20 years	25 basis point reduction No morbidity improvement	$600 $3,400
Long-term care insurance morbidity	Based on company experience	Based on company experience	5% increase in dollar amount of paid claims	$1,000
Long-term care insurance mortality improvement	0.5% per year for 10 years with annual improvement graded to 0% over next 10 years	0.5% per year for 10 years with annual improvement graded to 0% over next 10 years	1.0% per year for 10 years with annual improvement graded to 0% over next 10 years	$400
Total terminations:
Long-term care insurance mortality	Based on company experience	Based on company experience	Any change in termination assumptions that reduce total terminations by 10%	$1,100
Long-term care insurance lapse rate	Varies by block, attained age and benefit period; average 0.5 - 1.15%	Varies by block, attained age and benefit period; average 0.5 - 1.15%
Long-term care insurance benefit exhaustion	Based on company experience	Based on company experience
Long-term care insurance future premium rate increases	Varies by block based on filing experience	Varies by block based on filing experience	25% adverse change in premium rate increase success rate	$500
Discount rate:
Overall discount rate	5.74%	5.70%	25 basis point reduction	$900
Reinvestment rate	3.05%; grading to a long-term average investment yield of 5.9%	2.70%; grading to a long-term average investment yield of 5.8%	25 basis point reduction; grading to a long-term average investment yield of 5.8%	Less than $100
Structured settlement annuity mortality	Based on company experience	Based on company experience	5% decrease in mortality	$100
Life insurance mortality	Based on company experience	Based on company experience	5% increase in mortality	$300
Statutory Considerations. Our run-off insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices. Statutory accounting practices, not GAAP, determine the required statutory capital levels of our insurance legal entities.

Statutory accounting practices are set forth by the National Association of Insurance Commissioners (NAIC) as well as state laws, regulation and general administrative rules and differ in certain respects from GAAP. Under statutory accounting practices, base formulaic reserve assumptions typically do not change unless approved by our primary regulator, KID. In addition to base reserves, statutory accounting practices require additional actuarial reserves (AAR) be established based on results of asset adequacy testing reflecting moderately adverse conditions (i.e., assumptions include a provision for adverse deviation (PAD) rather than current assumptions without a PAD as required for premium deficiency testing under GAAP). As a result, our statutory asset adequacy testing assumptions reflect less long-term care insurance morbidity improvement and for shorter durations, restrictions on future long-term care insurance premium rate increases, no life insurance mortality improvement and a lower discount rate, among other differences. As a result, several of the sensitivities described in the table above would be less impactful on our statutory reserves.

The adverse impact on our statutory AAR arising from our revised assumptions in 2017, including the collectability of reinsurance recoverables, is expected to require GE Capital to contribute approximately $14.5 billion additional capital, to its run-off insurance operations in 2018-2024. For statutory accounting purposes, KID approved our request for a permitted accounting practice to recognize the 2017 AAR increase over a seven-year period. GE Capital provided capital contributions to its insurance subsidiaries of $2.0 billion, $1.9 billion and $3.5 billion in the first quarter of 2020, 2019 and 2018, respectively. GE Capital expects to provide further capital contributions of approximately $7 billion through 2024 (of which approximately $2.0 billion is expected to be contributed in the first quarter of 2021, pending completion of our December 31, 2020 statutory reporting process, which includes asset adequacy testing), subject to ongoing monitoring by KID. GE is a party to capital maintenance agreements with ERAC and UFLIC under which GE is required to maintain their minimum statutory capital levels at 300% of their year-end Authorized Control Level risk-based capital requirements as defined from time to time by the NAIC.

GE 2020 FORM 10-K 38

If our future policy benefit reserves established under GAAP are realized over the estimated remaining life of our run-off insurance obligations, we would expect the $14.5 billion of capital contributed to the run-off insurance operations over the 2018 to 2024 period to be considered statutory capital surplus at the end of the estimated remaining life with no additional charge to GAAP earnings. However, should the more conservative statutory assumptions be realized, we would be required to record the difference between GAAP assumptions and statutory assumptions as a charge to GAAP earnings in the future periods.

See Other Items - New Accounting Standards and Notes 1 and 12 for further information.

NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board (FASB) issued ASU No. 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts with an effective date for periods beginning after December 31, 2021, with an election to adopt early. On November 5, 2020, the FASB issued ASU 2020-11, Financial Services - Insurance (Topic 944): Effective Date and Early Application which defers the effective date for all insurance entities by one year and allows the early application transition date to be either the beginning of the prior period or the earliest prior period presented. We are evaluating the effect of the standard on our consolidated financial statements and anticipate that its adoption will significantly change the accounting for measurements of our long-duration insurance liabilities. The ASU requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions need to be revised with any required changes recorded in earnings. Under the current accounting guidance, the discount rate is based on expected investment yields, while under the ASU the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of the liability and is required to be updated in each reporting period with changes recorded in other comprehensive income. In measuring the insurance liabilities under the new standard, contracts shall not be grouped together from different issue years. These changes result in the elimination of premium deficiency testing and shadow adjustments. While we continue to evaluate the effect of the standard on our ongoing financial reporting, we anticipate that the adoption of the ASU will materially affect our financial statements. As the ASU is only applicable to the measurements of our long-duration insurance liabilities under GAAP, it will not affect the accounting for our insurance reserves or the levels of capital and surplus under statutory accounting practices.

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

In addition, management recognizes that certain non-GAAP terms may be interpreted differently by other companies under different circumstances. In various sections of this report we have made reference to the following non-GAAP financial measures in describing our (1) revenues, specifically GE Industrial organic revenues by segment; BioPharma organic revenues, GE Industrial organic revenues, and GE Industrial equipment and services organic revenues (2) profit, specifically GE Industrial organic profit and profit margin by segment; BioPharma organic profit and profit margin, Adjusted GE Industrial profit and profit margin (excluding certain items); Adjusted GE Industrial organic profit and profit margin; Adjusted earnings (loss); and Adjusted earnings (loss) per share (EPS), and (3) debt balances, specifically GE Industrial net debt. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.
GE 2020 FORM 10-K 39

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
	2020	2019	V%	2020	2019	V%	2020	2019	V pts
Power (GAAP)	$17,589	$18,625	(6)%	$274	$291	(6)%	1.6%	1.6%	—pts
Less: acquisitions	19	19		(3)	(2)
Less: business dispositions	15	104		2	7
Less: foreign currency effect	(64)	—		10	—
Power organic (Non-GAAP)	$17,619	$18,502	(5)%	$266	$287	(7)%	1.5%	1.6%	(0.1)pts
Renewable Energy (GAAP)	$15,666	$15,337	2%	$(715)	$(791)	10%	(4.6)%	(5.2)%	0.6pts
Less: acquisitions	—	—		—	—
Less: business dispositions	8	94		—	(11)
Less: foreign currency effect	(167)	—		16	—
Renewable Energy organic (Non-GAAP)	$15,824	$15,243	4%	$(731)	$(781)	6%	(4.6)%	(5.1)%	0.5pts
Aviation (GAAP)	$22,042	$32,875	(33)%	$1,229	$6,812	(82)%	5.6%	20.7%	(15.1)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	13	369		(2)	(2)
Less: foreign currency effect	(3)	—		(5)	—
Aviation organic (Non-GAAP)	$22,032	$32,506	(32)%	$1,237	$6,814	(82)%	5.6%	21.0%	(15.4)pts
Healthcare (GAAP)	$18,009	$19,942	(10)%	$3,060	$3,737	(18)%	17.0%	18.7%	(1.7)pts
Less: acquisitions	55	21		(13)	(4)
Less: business dispositions	21	2,603		(2)	1,111
Less: foreign currency effect	(46)	—		(6)	—
Healthcare organic (Non-GAAP)	$17,979	$17,318	4%	$3,081	$2,630	17%	17.1%	15.2%	1.9pts
Less: BioPharma organic (Non-GAAP)	839	762		380	311
Healthcare excluding BioPharma organic (Non-GAAP)	$17,140	$16,557	4%	$2,701	$2,319	16%	15.8%	14.0%	1.8pts

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

BIOPHARMA ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
	2020	2019	V%	2020	2019	V%	2020	2019	V pts
BioPharma (GAAP)	$830	$3,289	(75)%	$382	$1,472	(74)%	46.0%	44.8%	1.2	pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	2,527		—	1,161
Less: foreign currency effect	$(9)	—		$2	—
BioPharma organic (Non-GAAP)	$839	$762	10%	$380	$311	22%	45.3%	40.8%	4.5	pts

GE INDUSTRIAL ORGANIC REVENUES (NON-GAAP)	2020	2019	V%
GE Industrial total revenues (GAAP)	$73,100	$87,719	(17)%
Adjustments:
Less: acquisitions	138	37
Less: business dispositions(a)	58	3,631
Less: foreign currency effect(b)	(276)	—
GE Industrial organic revenues (Non-GAAP)	$73,180	$84,051	(13)%

(a) Dispositions impact in 2019 primarily related to our BioPharma business within our Healthcare segment, with revenues of $2,527 million, Lighting with revenues of $299 million, and Hamble Aerostructures within our Aviation segment, with revenues of $203 million.

(b) Primarily the Brazilian real, euro and Indian rupee.
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

*Non-GAAP Financial Measure
GE 2020 FORM 10-K 40

GE INDUSTRIAL EQUIPMENT ORGANIC REVENUES (NON-GAAP)	2020	2019	V%
GE Industrial total equipment revenues (GAAP)	$37,620	$43,080	(13)%
Adjustments:
Less: acquisitions	13	14
Less: business dispositions	19	3,193
Less: foreign currency effect	(174)	—
GE Industrial equipment organic revenues (Non-GAAP)	$37,761	$39,873	(5)%

GE INDUSTRIAL SERVICES ORGANIC REVENUES (NON-GAAP)	2020	2019	V%
GE Industrial total services revenues (GAAP)	$35,480	$44,639	(21)%
Adjustments:
Less: acquisitions	125	23
Less: business dispositions	39	438
Less: foreign currency effect	(102)	—
GE Industrial services organic revenues (Non-GAAP)	$35,419	$44,178	(20)%

We believe this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

ADJUSTED GE INDUSTRIAL PROFIT AND PROFIT MARGIN	2020	2019
GE Industrial total revenues (GAAP)	$73,100	$87,719

GE Industrial total costs and expenses (GAAP)	77,252	88,118
Less: GE Industrial interest and other financial charges	1,333	2,115
Less: non-operating benefit costs	2,424	2,828
Less: restructuring & other(a)	693	922
Less: Steam asset impairments(a)	363	—
Less: SEC settlement charge(a)	100	—
Less: goodwill impairments(a)	728	1,486
Add: noncontrolling interests	(161)	6
Adjusted GE Industrial costs (Non-GAAP)	71,450	80,773

GE Industrial other income (GAAP)	11,444	2,200
Less: unrealized gains (losses)(a)	(1,911)	793
Less: restructuring & other(a)	13	36
Less: gains (losses) and impairments for disposed or held for sale businesses(a)	12,472	4
Adjusted GE Industrial other income (Non-GAAP)	871	1,367

GE Industrial profit (GAAP)	$7,291	$1,801
GE Industrial profit margin (GAAP)	10.0%	2.1%

Adjusted GE Industrial profit (Non-GAAP)	$2,520	$8,313
Adjusted GE Industrial profit margin (Non-GAAP)	3.4%	9.5%

(a) See the Corporate Items and Eliminations section for further information.
We believe GE Industrial profit and profit margins adjusted for the items included in the above reconciliation are meaningful measures because they increase the comparability of period-to-period results.

ADJUSTED GE INDUSTRIAL ORGANIC PROFIT (NON-GAAP)	2020	2019	V%
Adjusted GE Industrial profit (Non-GAAP)	$2,520	$8,313	(70)%
Adjustments:
Less: acquisitions	(4)	6
Less: business dispositions	(3)	1,064
Less: foreign currency effect	22	—
Adjusted GE Industrial organic profit (Non-GAAP)	$2,505	$7,244	(65)%

Adjusted GE Industrial profit margin (Non-GAAP)	3.4%	9.5%	(6.1)	pts
Adjusted GE Industrial organic profit margin (Non-GAAP)	3.4%	8.6%	(5.2)	pts

We believe this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

GE 2020 FORM 10-K 41

ADJUSTED EARNINGS (LOSS) AND ADJUSTED EPS	2020		2019
(NON-GAAP) (Per-share amounts in dollars)	Earnings	EPS	Earnings	EPS
Consolidated earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)(a)	$5,342	$0.61	$(45)	$(0.01)
Add: Accretion of redeemable noncontrolling interests (RNCI)	(151)	(0.02)	—	—
Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	(1,710)	(0.20)	(530)	(0.06)
GE Industrial earnings (loss) (Non-GAAP)	6,901	0.79	485	0.06
Non-operating benefits costs (pre-tax) (GAAP)	(2,424)	(0.28)	(2,828)	(0.32)
Tax effect on non-operating benefit costs	509	0.06	594	0.07
Less: non-operating benefit costs (net of tax)	(1,915)	(0.22)	(2,234)	(0.26)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)(b)	12,472	1.42	4	—
Tax effect on gains (losses) and impairments for disposed or held for sale businesses	(1,080)	(0.12)	34	—
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	11,392	1.30	39	—
Restructuring & other (pre-tax)(b)	(680)	(0.08)	(886)	(0.10)
Tax effect on restructuring & other	151	0.02	187	0.02
Less: restructuring & other (net of tax)	(529)	(0.06)	(699)	(0.08)
Less: SEC settlement charge (pre-tax and net of tax)	(100)	(0.01)	—	—
Steam asset impairments (pre-tax)(b)	(363)	(0.04)	—	—
Tax effect on Steam asset impairments	37	—	—	—
Less: Steam asset impairments (net of tax)	(326)	(0.04)	—	—
Goodwill impairments (pre-tax)(b)	(728)	(0.08)	(1,486)	(0.17)
Tax effect on goodwill impairments	(23)	—	(55)	(0.01)
Less: goodwill impairments (net of tax)	(751)	(0.09)	(1,541)	(0.18)
Unrealized gains (losses) (pre-tax)(b)	(1,911)	(0.22)	793	0.09
Tax effect on unrealized gains (losses)	460	0.05	(114)	(0.01)
Less: unrealized gains (losses) (net of tax)	(1,451)	(0.17)	679	0.08
Debt extinguishment costs (pre-tax)	(63)	(0.01)	(255)	(0.03)
Tax effect on debt extinguishment costs	13	—	53	0.01
Less: Debt extinguishment costs (net of tax)	(50)	(0.01)	(201)	(0.02)
BioPharma deal expense (pre-tax)	—	—	—	—
Tax on BioPharma deal expense	—	—	(647)	(0.07)
Less: BioPharma deal expense (net of tax)	—	—	(647)	(0.07)
Accretion of RNCI (pre-tax)	(151)	(0.02)	—	—
Tax effect on accretion of RNCI	—	—	—	—
Less: Accretion of RNCI (net of tax)	(151)	(0.02)	—	—
Less: GE Industrial U.S. tax reform enactment adjustment	(51)	(0.01)	(101)	(0.01)
Adjusted GE Industrial earnings (loss) (Non-GAAP)	$833	$0.10	$5,191	$0.59

GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	(1,710)	(0.20)	(530)	(0.06)
Insurance premium deficiency test charge (pre-tax)	—	—	(972)	(0.11)
Tax effect on insurance premium deficiency test charge	—	—	204	0.02
Less: Insurance premium deficiency test charge (net of tax)	—	—	(768)	(0.09)
Goodwill impairments (pre-tax)	(839)	(0.10)	—	—
Tax effect on goodwill impairments	3	—	—	—
Less: goodwill impairments (net of tax)	(836)	(0.10)	—	—
Less: SEC settlement charge (pre-tax and net of tax)	(100)	(0.01)	—	—
Debt extinguishment costs (pre-tax)	(238)	(0.03)	—	—
Tax effect on debt extinguishment costs	44	—	—	—
Less: debt extinguishment costs (net of tax)	(194)	(0.02)	—	—
Less: GE Capital U.S. tax reform enactment adjustment	2	—	99	0.01
Less: GE Capital tax benefit related to BioPharma sale	143	0.02	—	—
Adjusted GE Capital earnings (loss) (Non-GAAP)	$(724)	$(0.08)	$139	$0.02

Adjusted GE Industrial earnings (loss) (Non-GAAP)	$833	$0.10	$5,191	$0.59
Add: Adjusted GE Capital earnings (loss) (Non-GAAP)	(724)	(0.08)	139	0.02
Adjusted earnings (loss) (Non-GAAP)	$109	$0.01	$5,330	$0.61
(a) Earnings for per-share calculation includes allocation of participating securities pursuant to the two-class method. See Note 18 for further information. Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.
(b) See the Corporate Items and Eliminations section for further information.
GE 2020 FORM 10-K 42

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

GE INDUSTRIAL NET DEBT (NON-GAAP)	December 31, 2020	December 31, 2019
Total GE Industrial short- and long-term borrowings (GAAP)	$42,736	$52,059
Less: GE Capital short- and long-term debt assumed by GE Industrial	22,390	31,368
Add: intercompany loans from GE Capital	3,177	12,226
Total adjusted GE Industrial borrowings	$23,523	$32,917
Pension and principal retiree benefit plan liabilities (pre-tax)(a)	25,492	27,773
Less: taxes at 21%	5,353	5,832
Pension and principal retiree benefit plan liabilities (net of tax)	$20,139	$21,941
GE Industrial operating lease liabilities	3,133	3,369
GE Industrial preferred stock	5,918	5,738
Less: 50% of GE Industrial preferred stock	2,959	2,869
50% of preferred stock	$2,959	$2,869
Deduction for total GE Industrial cash, cash equivalents and restricted cash	(23,209)	(17,613)
Less: 25% of GE Industrial cash, cash equivalents and restricted cash	(5,802)	(4,403)
Deduction for 75% of GE Industrial cash, cash equivalents and restricted cash	$(17,407)	$(13,210)
Total GE Industrial net debt (Non-GAAP)	$32,347	$47,886

(a) Represents the sum of the net deficit of principal pension, other pension, and principal retiree benefit plans as disclosed in Note 13.
In this document we use GE Industrial net debt*, which is calculated based on rating agency methodologies. We are including the calculation of GE industrial net debt* to provide investors more clarity regarding how the credit rating agencies measure GE Industrial leverage.

OTHER FINANCIAL DATA

FIVE-YEAR PERFORMANCE GRAPH
The annual changes for the five-year period shown in the above graph are based on the assumption that $100 had been invested in General Electric common stock, the Standard & Poor’s 500 Stock Index (S&P 500), the Standard & Poor’s 500 Industrials Stock Index (S&P Industrial) and the Dow Jones Industrial Average (DJIA) on December 31, 2015, and that all quarterly dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31 for each year indicated. In 2020, we began measuring GE’s relative performance against the S&P Industrial index for performance share unit awards. In previous years we have provided the DJIA, and it is included in the above graph for comparison purposes only.

With respect to “Market Information,” in the United States, General Electric common stock is listed on the New York Stock Exchange under the ticker symbol "GE" (its principal market). General Electric common stock is also listed on the London Stock Exchange, Euronext Paris, the SIX Swiss Exchange and the Frankfurt Stock Exchange.

As of January 31, 2021, there were approximately 365,000 shareholder accounts of record.
*Non-GAAP Financial Measure
GE 2020 FORM 10-K 43

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. GE did not repurchase any equity securities during the three months ended December 31, 2020.

RISK FACTORS. The following discussion of the material factors, events and uncertainties that may make an investment in the Company speculative or risky contains "forward-looking statements," as discussed in the Forward-Looking Statements section. These risk factors may be important to understanding any statement in this Form 10-K report or elsewhere. The risks described below should not be considered a complete list of potential risks that we face, and additional risks not currently known to us or that we currently consider immaterial may also negatively impact us. The following information should be read in conjunction with the MD&A section and the consolidated financial statements and related notes. The risks we describe in this Form 10-K report or in our other SEC filings could, in ways we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, reputation, financial position, results of operations, cash flows and stock price, and they could cause our future results to be materially different than we presently anticipate.

STRATEGIC RISKS. Strategic risk relates to the Company's future business plans and strategies, including the risks associated with: the global macro-environment; competitive threats, the demand for our products and services and the success of our investments in technology and innovation; our portfolio of businesses and capital allocation decisions; dispositions, acquisitions, joint ventures and restructuring activity; intellectual property; and other risks.

COVID-19 - The global COVID-19 pandemic has had and is expected to continue to have a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. Across all of our businesses, we have experienced and expect to continue to experience operational challenges from the need to protect employee health and safety, site shutdowns, workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at those of our customers and suppliers. We also have experienced, and expect to continue experiencing, lower demand and volume for products and services (particularly at GE Aviation, as described below, and also for portions of GE Healthcare’s business), customer requests for potential payment deferrals or other contract modifications, supply chain under-liquidation, delays of deliveries and the achievement of other billing milestones, delays or cancellations of new projects and related down payments and other factors related directly and indirectly to the COVID-19 pandemic that adversely impact our businesses.

In particular, the interruption of regional and international air travel from COVID-19 is having a material adverse effect on our airline and airframer customers, the viability of their businesses and their demand for our services and products. In this context, we have observed a significant increase in the number of requests for payment deferrals, contract modifications, aircraft lease restructurings and similar actions across the aviation sector, which may lead to additional charges, impairments and other adverse financial impacts, or to customer disputes, at GE Aviation and GE Capital Aviation Services. Disruption of the aviation industry, which could continue for an uncertain period of time, is particularly significant for GE, as we have depended on the strength of our Aviation business as we have been working to improve the operations and execution of other GE businesses and strengthen the company’s balance sheet. As a result, disruption of the aviation industry, which could continue for an uncertain period of time, is particularly significant for GE.

The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: the severity and duration of the pandemic, including the impact of coronavirus mutations and resurgences; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the development, availability and public acceptance of effective treatments or vaccines; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace and extent of recovery when the COVID-19 pandemic subsides. A number of accounting estimates that we make have been and will continue to be affected by the COVID-19 pandemic and uncertainties related to these and other factors, and our accounting estimates and assumptions may change over time in response to COVID-19 (see Note 1). As the COVID-19 pandemic continues to adversely affect our operating and financial results, it may also have the effect of heightening many of the other risk factors described below.

GE 2020 FORM 10-K 44

Global macro-environment - Our growth is subject to global economic, political and geopolitical risks. We operate in virtually every part of the world, serve customers in over 170 countries and received 56% of our revenues for 2020 from outside the United States. Our operations and the execution of our business plans and strategies are subject to the effects of global economic trends, geopolitical risks and demand or supply shocks from events that could include war, a major terrorist attack, natural disasters or actual or threatened health emergencies (such as COVID-19). They are also affected by local and regional economic environments and policies in the U.S. and other markets that we serve, including interest rates, monetary policy, inflation, economic growth, recession, commodity prices, currency volatility, currency controls or other limitations on the ability to expatriate cash, sovereign debt levels and actual or anticipated defaults on sovereign debt. For example, changes in local economic conditions or outlooks, such as lower rates of investment or economic growth in China, Europe or other key markets, affect the demand for or profitability of our products and services outside the U.S., and the impact on the Company could be significant given the extent of our activities outside the United States. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting tariffs, export controls or other trade barriers, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our businesses, and these can interfere with our global operating model, supply chain, production costs, customer relationships and competitive position. Further escalation of specific trade tensions, such as those between the U.S. and China, or in global trade conflict more broadly could be harmful to global economic growth, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. We also do business in many emerging market jurisdictions where economic, political and legal risks are heightened.

Industry dynamics and outlooks – The strategic priorities and financial performance of our businesses are subject to major trends in our industries, such as decarbonization and digitization, and we may not appropriately plan for or adapt quickly enough to dynamics that in some cases can take many years to play out. Our long-term operating results and competitive position depend substantially upon our ability to continually develop, introduce, and market new and innovative technology, products, services and platforms, to modify existing products and services, to customize products and services, to maintain long-term customer relationships and to increase our productivity over time as we perform on long-term service agreements. A failure to appropriately plan for future customer demand and industry trends may adversely affect our delivery of products, services and outcomes in line with our projected financial performance or cost estimates, and ultimately may result in excess costs, build-up of inventory that becomes obsolete, lower profit margins and an erosion of our competitive position. In some cases, major disruptive dynamics can arise quickly in our industries, such as the impact of the COVID-19 pandemic on air travel and the outlook for a return to flight at pre-pandemic levels, as described above. In other cases, we must anticipate and respond to market and technological changes driven by broader trends such as decarbonization efforts in response to climate change, or increased digitization in healthcare or other industries we serve or growth in industrial automation, that present both risks and opportunities for our businesses. For example, the significant decreases in recent years in the levelized cost of energy for renewable sources of power generation (such as wind and solar), along with ongoing changes in government, investor, customer and consumer policies, commitments, preferences and considerations related to climate change, in some cases have adversely affected, and are expected to continue to affect, the demand for and the competitiveness of products and services related to fossil fuel-based power generation, including sales of new gas turbines and the utilization and servicing needs for existing gas power plants. Continued shifts toward greater penetration by renewables in both new capacity additions and the proportionate share of power generation, particularly depending on the pace and timeframe for such shifts across different markets globally, could have a material adverse effect on the performance of our Power business and our consolidated results. While the anticipated market growth and generation share for renewable energy over time is favorable for our wind businesses, there too we face uncertainties related to the future anticipated levels of government subsidies and credits, significant price competition among wind equipment manufacturers, dynamics between onshore and offshore wind power, potential further consolidation in the wind industry and competition with other sources of renewable energy such as solar. In addition, the achievement of deep decarbonization goals over the coming decades is likely to depend in part on technologies that are not yet deployed or widely adopted today but may become more important over time (such as grid-scale batteries or other storage solutions, hydrogen-based power generation, carbon capture and sequestration or advanced nuclear power), and we may not adequately position our businesses to benefit from the growth in adoption of these technologies. These trends related to the global energy transition and decarbonization, including the relative competitiveness of different types of product and service offerings within and across our energy businesses, as well as for GE Aviation, will continue to be impacted in ways that are uncertain by factors such as the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption of climate change-related policies (such as carbon taxes, cap and trade regimes, increased efficiency standards, greenhouse gas emission reduction commitments, incentives or mandates for particular types of energy or policies that impact the availability of financing for certain types of projects) at the national and sub-national levels or by private actors.

GE 2020 FORM 10-K 45

Competitive environment - We are dependent on the maintenance of existing product lines and service relationships, market acceptance of new product and service introductions and technology and innovation leadership for revenue and earnings growth. The markets in which we operate are highly competitive in terms of pricing, product and service quality, product development and introduction time, customer service, financing terms and shifts in market demand, and competitors are increasingly offering services for our installed base. Our businesses are also subject to technological change and require us to continually attract and retain skilled talent. The introduction of innovative and disruptive technologies in the markets in which we operate also poses risks in the form of new competitors (including new entrants from outside our traditional industries, such as competitors from digital technology companies), market consolidation, substitutions of existing products, services or solutions, niche players, new business models and competitors that are faster to market with new or more cost-effective products or services. Because the research and development cycle involved in bringing products in our businesses to market is often lengthy, it is inherently difficult to predict the economic conditions and competitive dynamics that will exist when any new product is complete, and our investments, to the extent they result in bringing a product to market, may generate weaker returns than we anticipated at the outset. Our capacity to invest in research and development efforts to pursue advancement in a wide range of technologies, products and services also depends on the financial resources that we have available for such investment relative to other capital allocation priorities, and to the extent there may be under-investment that could lead to loss of sales of our products and services in the future, particularly in our long-cycle businesses. The amounts that we do invest in research and development divert resources from other potential investments in our businesses, and our efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings.

Restructuring & retention - We have been undertaking extensive cost reduction and restructuring efforts; these efforts may have adverse effects on our operations, employee retention, results and reputation and may not achieve the expected benefits. We continue undertaking restructuring actions that include workforce reductions, global facility consolidations and other cost reduction initiatives. These actions have been a central component of our ongoing efforts to improve operational and financial performance, and we have also taken additional actions or accelerated the pace of actions to mitigate the adverse financial effects of COVID-19 on our businesses. The extent of change across our organizational structure, senior leadership, culture, functional alignment, outsourcing and other areas poses risks in the form of personnel capacity constraints and institutional knowledge loss that could lead to missed performance or financial targets, loss of key personnel and harm to our reputation. The risk of capacity constraints is also heightened with the number of interdependent and transformational business portfolio and internal actions that we have been undertaking during a period of significant restructuring and cost reduction across the Company. Moreover, if we do not successfully manage our restructuring and other transformational activities, the anticipated operational improvements, efficiencies and other benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions include unforeseen delays in implementation of workforce reductions, additional unexpected costs, adverse effects on employee morale, loss of key employees or other retention issues, inability to attract and hire talented professionals or the failure to meet operational targets due to the loss of employees or work stoppages, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm our business or reputation and have an adverse effect on our competitive position or financial performance.

Business portfolio - Our success depends on achieving our strategic and financial objectives, including through dispositions, acquisitions, integrations and joint ventures. Over the past several years we have been pursuing a variety of dispositions, including the ongoing monetization of our remaining equity ownership position in Baker Hughes. The proceeds from those dispositions have been an important source of cash flow for the Company as part of our strategic and financial planning. When we seek to sell certain businesses, equity interests or assets, we may encounter difficulties in finding buyers or in market conditions that could delay or prevent the accomplishment of our objectives, and declines in the values of equity interests (such as our remaining interest in Baker Hughes) or other assets that we sell can diminish the cash proceeds that we realize. We may dispose of businesses or assets at a price or on terms that are less favorable than we had anticipated, or with purchase price adjustments or the exclusion of assets or liabilities that must be divested, managed or run off separately. We can also be subject to limitations in the form of regulatory or governmental approvals that may prevent certain prospective counterparties from completing transactions with us or delay us from executing transactions on our preferred timeline, or arising from our debt or other contractual obligations that limit our ability to complete certain transactions. Moreover, dispositions have the effect of reducing the Company’s cash flow and earnings capacity, resulting in a less diversified portfolio of businesses and increasing our dependency on remaining businesses for our financial results from ongoing operations. Dispositions or other business separations also often involve continued financial involvement in the divested business, such as through continuing equity ownership, retained assets or liabilities, transition services agreements, commercial agreements, guarantees, indemnities or other current or contingent financial obligations or liabilities. Under these arrangements, performance by the divested businesses or other conditions outside our control could materially affect our future financial results. With respect to acquisitions, joint ventures and business integrations, we may not achieve expected returns and other benefits on a timely basis or at all as a result of changes in strategy or separation/integration challenges related to personnel, IT systems or other factors. Executing on all types of portfolio transactions can divert senior management time and resources from other pursuits. In addition, in connection with acquisitions over time, we have recorded significant goodwill and other intangible assets on our balance sheet, and if we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we have a lesser degree of control over the business operations, which may expose us to additional operational, financial, reputational, legal or compliance risks.

GE 2020 FORM 10-K 46

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

Operational execution - Operational challenges could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows. The Company’s financial results depend on the successful execution of our businesses’ operating plans across all steps of the product and service lifecycle. We continue working to improve the operations and execution of our businesses and our ability to effect the desired improvements will be a significant factor in determining the financial performance of the Company as a whole. For example, new product introductions remain important to onshore and offshore wind customers, and in that environment the Renewable Energy business will need to continue to prioritize product quality, delivery and other aspects of its operational execution as new technology of larger turbines is introduced, including the Haliade-X offshore wind turbine. Operational failures at any of our businesses that result in quality problems or potential product, environmental, health or safety risks, could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, a portion of our business, particularly within our Power and Renewable Energy businesses, involves large projects where we take on, or are members of a consortium responsible for, the full scope of engineering, procurement, construction or other services. These types of projects often pose unique risks related to their location, scale, complexity, duration and pricing or payment structure. Performance issues or schedule delays can arise due to inadequate technical expertise, unanticipated project modifications, developments at project sites, environmental, health and safety issues, execution by or coordination with suppliers, subcontractors or consortium partners, financial difficulties of our customers or significant partners or compliance with government regulations, and these can lead to cost overruns, contractual penalties, liquidated damages and other adverse consequences. Where GE is a member of a consortium, we are typically subject to claims based on joint and several liability, and claims can extend to aspects of the project or costs that are not directly related or limited to GE’s scope of work or over which GE does not have control. Operational, quality or other issues at large projects, or across our projects portfolio more broadly, can adversely affect GE’s business, reputation or results of operations.

Product safety - Our products and services are highly sophisticated and specialized, and a major failure or similar event affecting our products or third-party products with which our products are integrated can adversely affect our business, reputation, financial position, results of operations and cash flows. We produce highly sophisticated products and provide specialized services for both our own and third-party products that incorporate or use complex or leading-edge technology, including both hardware and software. Many of our products and services involve complex industrial machinery or infrastructure projects, such as commercial jet engines, gas turbines, onshore and offshore wind turbines or nuclear power generation, and accordingly the impact of a catastrophic product failure or similar event could be significant. In particular, actual or perceived design or production issues related to new product introductions or relatively new product lines can result in significant reputational harm to our businesses, in addition to direct warranty, maintenance and other costs that may arise. A significant product issue resulting in injuries or death, widespread outages, a fleet grounding or similar systemic consequences could have a material adverse effect on our business, reputation, financial position and results of operations. We may also incur increased costs, delayed payments or lost equipment or services revenue in connection with a significant issue with a third party’s product with which our products are integrated, or if parts or other components that we incorporate in our products have defects or other quality issues. For example, the LEAP-1B engine that our Aviation business develops, produces and sells through CFM is the exclusive engine for the Boeing 737 MAX, which was subject to a global fleet grounding for nearly two years until November 2020 following two fatal crashes that were unrelated to the LEAP engine. The pace and success of the 737 MAX’s safe return to service and the corresponding LEAP engine production rates will have material significance to the results and outlook of our Aviation business. There can be no assurance that the operational processes around product design, manufacture, performance and servicing that we or our customers or other third parties have designed to meet rigorous quality standards will be sufficient to prevent us or our customers or other third parties from experiencing operational process or product failures and other problems, including through manufacturing or design defects, process or other failures of contractors or third-party suppliers, cyber-attacks or other intentional acts, software vulnerabilities or malicious software, that could result in potential product, safety, quality, regulatory or environmental risks.
GE 2020 FORM 10-K 47

Cybersecurity - Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime pose a risk to our systems, networks, products, solutions, services and data. Increased global cybersecurity vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of GE's and its customers', partners', suppliers' and third-party service providers' infrastructure, products, systems and networks and the confidentiality, availability and integrity of GE's and its customers' data. As the perpetrators of such attacks become more capable (including sophisticated state or state-affiliated actors), and as critical infrastructure is increasingly becoming digitized, the risks in this area continue to grow. A significant cyber-related attack in one of our industries, even if such an attack does not involve GE products, services or systems, could pose broader disruptions and adversely affect our business. For example, we have observed an increase in third-party breaches at suppliers, service providers and software providers, and our efforts to mitigate adverse effects on GE if this trend continues may be less successful in the future. The increasing degree of interconnectedness between GE and its partners, suppliers and customers also poses a risk to the security of GE’s network as well as the larger ecosystem in which GE operates. There can be no assurance that our attempts to mitigate cybersecurity risks by employing a number of measures, including employee training, monitoring and testing, performing security reviews and requiring business partners with connections to the GE network to appropriately secure their information technology systems, and maintenance of protective systems and contingency plans, will be sufficient to prevent, detect and limit the impact of cyber-related attacks, and we remain vulnerable to known or unknown threats. In addition to existing risks, the adoption of new technologies in the future may also increase our exposure to cybersecurity breaches and failures. While we have developed secure development lifecycle design practices to secure our software designs and connected products, an unknown vulnerability or compromise could potentially impact the security of GE’s software or connected products, lead to the loss of GE intellectual property, safety risks or unavailability of equipment. We also have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations or customer-imposed controls. Despite our use of reasonable and appropriate controls to protect our systems and sensitive, confidential or personal data or information, we have vulnerability to security breaches, theft, misplaced, lost or corrupted data, programming errors, employee errors and/or malfeasance (including misappropriation by departing employees) that could potentially lead to material compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of or denial of access to information, defective products, production downtimes and operational disruptions. Data privacy and protection laws are evolving, can vary significantly by country and present increasing compliance challenges, which increase our costs, affect our competitiveness and can expose us to substantial fines or other penalties. In addition, a significant cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

Supply chain - Significant raw material shortages, supplier capacity constraints, supplier or customer production disruptions, supplier quality and sourcing issues or price increases can increase our operating costs and adversely impact the competitive positions of our products. Our reliance on third-party suppliers, contract manufacturers and service providers, and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials, parts, components, systems and services. As our supply chains extend into many different countries and regions around the world, we are also subject to global economic and geopolitical dynamics and risks associated with exporting components manufactured in particular countries for incorporation into finished products completed in other countries. In addition, some of our suppliers or their sub-suppliers are limited- or sole-source suppliers. We also have internal dependencies on certain key GE manufacturing or other facilities. Disruptions in deliveries from a key GE facility or from our third-party suppliers, contract manufacturers or outsourced or other service providers, capacity constraints, production disruptions up- or down-stream, price increases, or decreased availability of raw materials or commodities, including as a result of war, natural disaster, actual or threatened public health emergencies or other business continuity events, adversely affect our operations and, depending on the length and severity of the disruption, can limit our ability to meet our commitments to customers or significantly impact our operating profit or cash flows. Quality, capability, compliance and sourcing issues experienced by third-party providers can also adversely affect our costs, margin rates and the quality and effectiveness of our products and services and result in liability and reputational harm; the harm to us could be significant if, for example, a quality issue at a supplier or with components that we integrate into our products results in a widespread quality issue across one of our product lines or our fleet. In addition, while we require our suppliers to implement and maintain reasonable and appropriate controls to protect information we provide to them, they may be the victim of a cyber-related attack that could lead to the compromise of the Company’s intellectual property, personal data or other confidential information, or to production downtimes and operational disruptions that could have an adverse effect on our ability to meet our commitments to customers. An unknown security vulnerability or malicious software embedded in a supplier’s product that is later integrated into a GE product could lead to a vulnerability in the security of GE’s product or if used internally in the GE network environment to a compromise of the GE network, which could potentially lead to the loss of information or operational disruptions.

FINANCIAL RISKS. Financial risk relates to our ability to meet financial obligations and mitigate exposure to broad market risks, including funding and liquidity risks, such as risk related to our credit ratings and our availability and cost of funding; credit risk; and volatility in foreign currency exchange rates, interest rates and commodity prices. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise, and could potentially impact our financial condition or overall safety and soundness. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations, and we face credit risk arising from both our industrial businesses and from GE Capital.

GE 2020 FORM 10-K 48

Leverage & borrowings - Our indebtedness levels could limit the flexibility of our businesses, and we could face further constraints as a result of failing to decrease our leverage over time, further downgrades of our credit ratings or adverse market conditions. Our ability to decrease our leverage as planned is dependent primarily on cash flows from operations, as well as proceeds from dispositions. Continuing to de-lever and service our debt will require a significant amount of cash, and if we are unable to generate cash flows in accordance with our plans we may be required to adopt one or more alternatives such as increasing borrowing under credit lines, further reducing or delaying investments or capital expenditures, selling other businesses or assets, refinancing debt or raising additional equity capital. In addition, we have significant pension and run-off insurance liabilities that are sensitive to numerous factors and assumptions that we use in our pension liability, GAAP insurance reserve and statutory insurance calculations. For example, the impact of low or declining market interest rates on the discount rates that we use to calculate these long-term liabilities (holding other variables constant) can adversely affect our earnings and cash flows, as well as the pace of progress toward our leverage goals for GE and for GE Capital. Lower than expected cash generation by our businesses or disposition proceeds over time could also adversely affect our progress toward our leverage goals. Our indebtedness could put us at a competitive disadvantage compared to competitors with lower debt levels that may have greater financial flexibility to secure additional funding for their operations, pursue strategic acquisitions, finance long-term projects or take other actions. Continuing to have substantial indebtedness could also increase our vulnerability to general economic conditions, such as slowing economic growth or recession. It could also increase our vulnerability to adverse industry-specific conditions or to increases in the capital or liquidity needs at the GE or GE Capital levels, and it could limit our flexibility in planning for, or reacting to, changes in the economy and the industries in which we compete. In addition, our existing levels of indebtedness may impair our ability to obtain additional debt financing on favorable terms in the future, particularly if coupled with further downgrades of our credit ratings or a deterioration of capital markets conditions more generally. External conditions in the financial and credit markets, such as the increased economic uncertainty and reduced economic activity resulting from the COVID-19 pandemic, may limit the availability of funding at particular times or increase the cost of funding, which could adversely affect our business, financial position and results of operations.

Liquidity - Failure to meet our cash flow targets, or additional credit downgrades, could adversely affect our liquidity, funding costs and related margins. We rely primarily on cash from operations, as well as proceeds from business and asset dispositions and access to the short- and long-term debt markets, to fund our operations, maintain a contingency buffer of liquidity and meet our financial obligations and capital allocation priorities. If we do not meet our cash flow objectives, through both improved cash performance in our businesses or successful execution of business and asset dispositions, our financial condition could be adversely affected. Our access to the debt markets depends, in part, on our credit ratings. As previously reported, in April 2020, Moody's and S&P changed their credit rating outlooks for GE and GE Capital from Stable to Negative, and Fitch lowered its credit ratings for GE and GE Capital. There can be no assurance that we will not face additional credit downgrades as a result of factors such as our continued progress in decreasing our leverage, the performance of our businesses, the failure to execute on dispositions or changes in rating application or methodology for GE or GE Capital. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our industrial businesses. In addition, swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty. For additional discussion about our current credit ratings and related considerations, refer to the Capital Resources and Liquidity - Credit Ratings and Conditions section within MD&A.

GE Capital - A smaller GE Capital continues to have exposure to insurance, credit, legal and other risks and, in the event of future adverse developments, may not be able to meet its business and financial objectives without further actions at GE Capital or additional capital contributions by GE compared to current plans. To fund the statutory capital contributions that it expects to make to its insurance subsidiaries over the next several years, as well as to meet its debt maturities and other obligations, GE Capital expects to rely on its existing liquidity, cash generated from asset sales and cash flows from its businesses, as well as GE repayments of intercompany loans and capital contributions from GE. However, as GE Capital’s excess liquidity from past disposition proceeds runs off, and as its future earnings are reduced as a result of business and asset sales, there is a risk that future adverse developments could cause liquidity or funding stress for GE Capital. For example, it is possible that future requirements for capital contributions to the insurance subsidiaries will be greater than currently estimated or could be accelerated by regulators. Our annual testing of insurance reserves is subject to a variety of assumptions, including assumptions about the discount rate (which is sensitive to changes in market interest rates), morbidity, mortality and future long-term care premium increases. Any future adverse changes to these assumptions (to the extent not offset by any favorable changes to these assumptions) could result in an increase to future policy benefit reserves and, potentially, to the amount of capital we are required to contribute to the insurance subsidiaries (as discussed in the Other Items - Insurance section within MD&A). We also anticipate that the new insurance accounting standard scheduled to be effective after 2022 (as discussed in the Other Items - New Accounting Standards section within MD&A) will significantly change the accounting for measurements of our long-duration insurance liabilities under GAAP and that the adoption of the accounting standard will materially affect our financial statements. In addition, we continue to evaluate strategic options to accelerate the further reduction in the size of GE Capital. Some of these options could have a material financial charge or other adverse effects depending on the timing, negotiated terms and conditions of any ultimate arrangements. It is also possible that contingent liabilities and loss estimates from GE Capital’s continuing or discontinued operations, such as those related to Bank BPH (see Note 23) will need to be recognized or increase in the future and will become payable. If GE Capital's credit ratings are downgraded because of inadequate increases in its capital levels over time, changes in rating application or methodology for GE Capital or other factors, GE Capital may also face increased interest costs and limitations on its ability to access external funding in the future. There can be no assurance that future liabilities, losses or impairments to the carrying value of financial assets would not materially and adversely affect GE Capital's business, financial position, results of operations and capacity to provide financing to support orders from GE's industrial businesses, or that factors causing sufficiently severe stress at GE Capital would not require GE to make larger than expected capital contributions to GE Capital in the future.
GE 2020 FORM 10-K 49

Customers & counterparties – Global economic, industry-specific or other developments that weaken the soundness of significant customers, governments, financial institutions or other parties we deal with can adversely affect our business, results of operations and cash flows. The business and operating results of our industrial businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air transportation, power generation, renewable energy, healthcare and other industries we serve. Existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion or at all as a result of business deterioration, cash flow shortages or difficulty obtaining financing for particular projects or due to macroeconomic conditions, geopolitical disruptions, changes in law or other challenges affecting the strength of the global economy. The airline industry, for example, is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. Aviation industry activity is also particularly influenced by a small group of large original equipment manufacturers, as well as large airlines in various geographies, and our credit exposure to some of our largest aviation customers is significant. As described above, the current extended disruption of regional and international air travel from the COVID-19 pandemic has had and is expected to continue to have a material adverse effect on our airframer and airline customers. A potential future disruption in connection with a terrorist incident, cyberattack, actual or threatened public health emergency or recessionary economic environment that results in the loss of business and leisure traffic could also adversely affect these customers, their ability to fulfill their obligations to us in a timely fashion or at all, demand for our products and services and the viability of a customer’s business. Secular, cyclical or other pressures facing customers across our energy businesses, including in connection with decarbonization, industry consolidation and competition and shifts in the availability of financing for certain types of projects, can also have a significant impact on the operating results and outlooks for our businesses operating in those industries. GE Capital also has exposure to many different industries and counterparties, including customers that are sovereign governments or located in emerging markets, and routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, insurance companies and other institutional clients. Many of these transactions expose GE Capital and its subsidiaries to credit and other risks in the event of insolvency or other default of its counterparty or client. For example, a portion of GE Capital’s run-off insurance operations’ assets that are held in trust accounts associated with UFLIC reinsurance contracts and reinsurance security trust agreements are currently held in trusts for the benefit of insurance company subsidiaries of Genworth, which in January 2021 announced that it would focus on a contingency plan to meet its near-term liabilities amidst uncertainty around the completion of its planned merger with China Oceanwide. Solvency or other concerns about Genworth or its insurance company subsidiaries may cause those subsidiaries or their regulators to take or attempt to take actions that could adversely affect UFLIC, including control over assets in the relevant trusts. We also at times face greater challenges collecting on receivables with customers that are sovereign governments or located in emerging markets. If there is significant deterioration in the global economy, in our industries, in financial markets or with particular significant counterparties, our results of operations, financial position and cash flows could be materially adversely affected.

Postretirement benefit plans - Increases in pension, healthcare and life insurance benefits obligations and costs can adversely affect our earnings, cash flows and progress toward our leverage goals. Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations, which reflect assumptions about financial markets, interest rates and other economic conditions such as the discount rate and the expected long-term rate of return on plan assets. We are also required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase to equity. The factors that impact our pension calculations are subject to changes in key economic indicators, and future decreases in the discount rate or low returns on plan assets can increase our funding obligations and adversely impact our financial results. In addition, although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would be required to contribute to pension plans under ERISA. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans. In addition, there may be upward pressure on the cost of providing healthcare benefits to current and future retirees, and life insurance benefits to eligible retirees. There can be no assurance that the measures we have taken to control increases in these costs will succeed in limiting cost increases, and continued upward pressure could reduce our profitability. For a discussion regarding how our financial statements have been and can be affected by our pension and healthcare benefit obligations, see Note 13.

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
GE 2020 FORM 10-K 50

Regulatory - We are subject to a wide variety of laws, regulations and government policies that may change in significant ways. Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed or interpreted or enforced in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, recent trends globally toward increased protectionism, import and export controls and the use of tariffs and other trade barriers can result in actions by governments around the world that have been and may continue to be disruptive and costly to our businesses, and can interfere with our global operating model and weaken our competitive position. Other legislative and regulatory areas of significance for our businesses that U.S. and non-U.S. governments have focused and continue to focus on include cybersecurity, data privacy and sovereignty, improper payments, competition law, compliance with complex economic sanctions, climate change and greenhouse gas emissions, foreign exchange intervention in response to currency volatility and currency controls that could restrict the movement of liquidity from particular jurisdictions. Potential further changes to tax laws, including changes to taxation of global income, may have an effect on GE's, GE Capital's or other regulated subsidiaries' structure, operations, sales, liquidity, capital requirements, effective tax rate and performance. For example, legislative or regulatory measures by U.S. federal, states or non-U.S. governments, or rules, interpretations or audits under the new or existing tax laws, could increase our costs or tax rate. In addition, efforts by public and private sectors to control healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of our products by healthcare providers. Regulation or government scrutiny may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Furthermore, we have been, and expect to continue, participating in U.S. and international governmental programs, which require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status in these projects and could have collateral consequences such as debarment. Debarment, depending on the entity involved and length of time, can limit our ability to participate in other projects involving multilateral development banks and adversely affect our results of operations, financial position and cash flows.

Legal proceedings - We are subject to legal proceedings, disputes, investigations and legal compliance risks, including trailing liabilities from businesses that we dispose of or that are inactive. We are subject to a variety of legal proceedings, commercial disputes, legal compliance risks and environmental, health and safety compliance risks in virtually every part of the world. We, our representatives, and the industries in which we operate are subject to continuing scrutiny by regulators, other governmental authorities and private sector entities or individuals in the U.S., the European Union, China and other jurisdictions, which have led or may, in certain circumstances, lead to enforcement actions, adverse changes to our business practices, fines and penalties, required remedial actions such as contaminated site clean-up or the assertion of private litigation claims, and damages that could be material. For example, following our acquisition of Alstom's Thermal, Renewables and Grid businesses in 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or improper payments by Alstom in the pre-acquisition period, and payments for settlements, judgments, penalties or other liabilities in connection with those matters have resulted and will in the future result in cash outflows. In addition, while in December 2020 we entered into a settlement to conclude the previously disclosed SEC investigation of GE, we remain subject to a range of shareholder lawsuits related to the Company's financial performance, accounting and disclosure practices and related legacy matters. We have observed that these proceedings related to claims about past financial performance and reporting pose particular reputational risks for the Company that can cause new allegations about past or current misconduct, even if unfounded, to have a more significant impact on our reputation and how we are viewed by investors, customers and others than they otherwise would. We have established reserves for legal matters when and as appropriate; however, the estimation of legal reserves or possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations, and the actual losses arising from particular matters may exceed our current estimates and adversely affect our results of operations. There can be no assurance that the risk management and compliance programs we have adopted will mitigate legal and compliance risks, particularly in light of the global and diverse nature of our operations and the current enforcement environment. We are also subject to material trailing legal liabilities from businesses that we dispose of or that are inactive. We also expect that additional legal proceedings and other contingencies will arise from time to time. Moreover, we sell products and services in growth markets where claims arising from alleged violations of law, product failures or other incidents involving our products and services are adjudicated within legal systems that are less developed and less reliable than those of the U.S. or other more developed markets, and this can create additional uncertainty about the outcome of proceedings before courts or other governmental bodies in such markets. See Note 23 for further information about legal proceedings and other loss contingencies.

LEGAL PROCEEDINGS. Refer to Legal Matters and Environmental, Health and Safety Matters in Note 23 for information relating to legal proceedings.

GE 2020 FORM 10-K 51

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

The Company engaged KPMG LLP, an independent registered public accounting firm, to audit and render an opinion on the consolidated financial statements and internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB). In June 2020, we announced that the Audit Committee selected Deloitte and Touche LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2021.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2020, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ H. Lawrence Culp, Jr.	/s/ Carolina Dybeck Happe
H. Lawrence Culp, Jr.	Carolina Dybeck Happe
Chairman and Chief Executive Officer	Chief Financial Officer
February 12, 2021

DISCLOSURE CONTROLS. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2020. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
GE 2020 FORM 10-K 52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of General Electric Company:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated statements of financial position of General Electric Company and consolidated affiliates (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Accompanying Supplemental Information
The accompanying consolidating information appearing on pages 57, 59, and 61 (the supplemental information) has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.
GE 2020 FORM 10-K 53

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition process for long-term service agreements, including controls related to estimating customer payments and costs expected to be incurred to perform required maintenance services over the contract term. We evaluated the estimated customer payments by comparing the estimated customer utilization of the covered assets to historical utilization and industry utilization data, specifically considering the information provided by the Company’s airline customers about the current outlook in response to the COVID-19 pandemic for commercial air travel and after-market services within the Aviation segment, where available. We evaluated the estimated costs expected to be incurred to perform required maintenance services over the contract term by:
•comparing estimated labor and part costs to historical labor and parts costs,
•comparing the estimated useful life, which is referred to as part life, of certain component parts to historical data and regulatory limits on part life, where applicable,
•inspecting evidence underlying the inclusion of cost improvements in estimated costs, including regulatory and engineering approvals and actual reductions in production costs to date, and
•ascertaining if major overhauls of covered assets are included in the cost estimates on a basis consistent with the estimated customer utilization of the assets that is used in estimating customer payments.

In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in testing certain cost estimates, including assessing statistical models used by the Company to estimate the part life of certain component parts of the covered assets.

Evaluation of premium deficiency testing to assess the adequacy of future policy benefit reserves
As discussed in Note 12 to the consolidated financial statements, the Company performs premium deficiency testing to assess the adequacy of future policy benefit reserves. This testing is performed on an annual basis, or whenever events and changes in circumstances indicate that a premium deficiency event may have occurred. Significant uncertainties exist in testing cash flow projections in the premium deficiency testing for these insurance contracts, including consideration of a wide range of possible outcomes of future events over the life of the underlying contracts that can extend for long periods of time.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s premium deficiency testing process, including controls to develop the key assumptions described above. In addition, we involved actuarial professionals with specialized skills and knowledge, who assisted in:
•assessing the Company’s key assumptions and results by evaluating the relevance, reliability, and consistency of the assumptions with each other, the underlying data, relevant historical data, and industry data,
•assessing the summary experience data and the corresponding actuarial assumptions for conformity with generally accepted actuarial principles,
•performing recalculations to assess that the key assumptions were reflected in the cash flow projections, and
GE 2020 FORM 10-K 54

•comparing the current year and prior year cash flow projections to analyze the impact of the updated key assumptions on the gross premium valuation used to assess the adequacy of the future policy benefit reserves.

We evaluated projected future long-term premium rate increases by comparing the proposed, attained, denied, and approved premium rate increases to underlying source documentation. We also compared the current year premium rate increase projection to actual historical rate increase experience.

Evaluation of the carrying value of goodwill in the Additive and GECAS reporting units
As discussed in Note 8 to the consolidated financial statements, the Company performs a goodwill impairment test on an annual basis or whenever events or changes in circumstances indicate that the carrying value of a reporting unit might exceed its fair value. The discount rate applied to projected cash flows and the selection of publicly traded companies are important elements used by the Company in determining the fair value of each reporting unit and the amount of related goodwill impairment losses. In the second quarter of 2020, the Company performed an interim goodwill impairment test in response to the decline in current market conditions as a result of the COVID-19 pandemic. The goodwill allocated to the Additive reporting unit and the goodwill allocated to the GE Capital Aviation Services (GECAS) reporting unit were determined to be impaired, and impairment losses of $877 million and $839 million were recorded, respectively.

We identified the evaluation of the discount rate applied to projected cash flows used in the assessment of the carrying value of goodwill for the Additive reporting unit, and the evaluation of publicly traded companies used in the assessment of the carrying value of goodwill for the GECAS reporting unit, for which such assumptions are used by the Company in the determination of related goodwill impairment losses, as a critical audit matter. Specifically, the evaluation of these assumptions required the application of subjective auditor judgment because changes to these assumptions may have a substantial impact on the determination of fair value of each reporting unit. We performed sensitivity analyses to determine the significance of the assumptions used to determine the fair value of the Additive and GECAS reporting units, individually and in the aggregate, which required a higher degree of auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment process, including controls over the Company’s selection of the discount rate, and the relevance of the publicly traded companies selected by the Company’s specialists. In our evaluation of the Additive reporting unit fair value, we evaluated the Company’s assessment of the value of the reporting unit under the discounted cash flow method. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the reasonableness of the discount rate applied to projected cash flows selected by management by comparing the discount rate selected by management against a discount rate that was independently developed using publicly available market data for comparable entities. In our evaluation of the GECAS reporting unit fair value, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s assessment of the value of the reporting unit under the market approach. We evaluated the reasonableness of the market approach utilized and we evaluated the relevance of the publicly traded companies utilized by:
•comparing the publicly traded companies selected in management’s analysis over the GECAS reporting unit to similar companies in the aircraft leasing industry, and
•comparing management’s determination of the fair value of the GECAS reporting unit to a range of fair values that was independently developed.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s income tax process for particular tax positions, including controls related to the Company’s interpretation of applicable tax laws and regulations and the evaluation of income tax uncertainties. We inspected relevant documentation related to particular tax positions, including correspondence between the Company and taxing authorities. In addition, we involved tax professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s interpretation and application of relevant tax laws and regulations related to the tax positions, including income tax uncertainties, and
•assessing the Company’s computation of the effects of the tax positions.

/s/ KPMG LLP
KPMG LLP We have served as the Company's auditor since 1909. Boston, Massachusetts
February 12, 2021
GE 2020 FORM 10-K 55

STATEMENT OF EARNINGS (LOSS)	Consolidated
For the years ended December 31 (In millions; per-share amounts in dollars)	2020	2019	2018
Sales of goods	$49,464	$58,949	$60,148
Sales of services	23,558	28,538	28,792
GE Capital revenues from services	6,597	7,728	8,072
Total revenues (Note 25)	79,619	95,214	97,012

Cost of goods sold	42,041	45,902	47,570
Cost of services sold	18,380	21,009	21,833
Selling, general and administrative expenses	12,621	13,949	14,643
Research and development	2,565	3,118	3,415
Interest and other financial charges	3,273	4,227	4,766
Insurance losses and annuity benefits (Note 12)	2,397	3,294	2,790
Goodwill impairments (Note 8)	1,717	1,486	22,136
Non-operating benefit costs	2,433	2,844	2,753
Other costs and expenses	384	458	414
Total costs and expenses	85,809	96,287	120,320

Other income (Note 19)	11,387	2,222	2,321

Earnings (loss) from continuing operations before income taxes	5,197	1,149	(20,987)
Benefit (provision) for income taxes (Note 15)	474	(726)	(93)
Earnings (loss) from continuing operations	5,672	423	(21,080)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(125)	(5,335)	(1,363)
Net earnings (loss)	5,546	(4,912)	(22,443)
Less net earnings (loss) attributable to noncontrolling interests	(158)	66	(89)
Net earnings (loss) attributable to the Company	5,704	(4,979)	(22,355)
Preferred stock dividends	(474)	(460)	(447)
Net earnings (loss) attributable to GE common shareholders	$5,230	$(5,439)	$(22,802)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$5,672	$423	$(21,080)
Less net earnings (loss) attributable to noncontrolling interests, continuing operations	(158)	7	(90)
Earnings (loss) from continuing operations attributable to the Company	5,829	416	(20,991)
Preferred stock dividends	(474)	(460)	(447)
Earnings (loss) from continuing operations attributable to GE common shareholders	5,355	(44)	(21,438)
Earnings (loss) from discontinued operations, net of taxes	(125)	(5,335)	(1,363)
Less net earnings (loss) attributable to noncontrolling interests, discontinued operations	—	60	1
Net earnings (loss) attributable to GE common shareholders	$5,230	$(5,439)	$(22,802)

Per-share amounts (Note 18)
Earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.59	$(0.01)	$(2.47)
Basic earnings (loss) per share	$0.59	$(0.01)	$(2.47)

Net earnings (loss)
Diluted earnings (loss) per share	$0.58	$(0.62)	$(2.62)
Basic earnings (loss) per share	$0.58	$(0.62)	$(2.62)

Dividends declared per common share	$0.04	$0.04	$0.37

GE 2020 FORM 10-K 56

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	GE Industrial			GE Capital
For the years ended December 31 (In millions)	2020	2019	2018	2020	2019	2018
Sales of goods	$49,443	$59,138	$60,147	$57	$79	$121
Sales of services	23,656	28,581	28,891	—	—	—
GE Capital revenues from services	—	—	—	7,188	8,662	9,430
Total revenues (Note 25)	73,100	87,719	89,038	7,245	8,741	9,551

Cost of goods sold	42,030	46,115	47,591	48	61	95
Cost of services sold	15,951	19,051	19,869	2,527	2,019	2,089
Selling, general and administrative expenses	12,073	13,404	13,851	823	931	1,341
Research and development	2,565	3,118	3,415	—	—	—
Interest and other financial charges	1,333	2,115	2,415	2,186	2,532	2,982
Insurance losses and annuity benefits (Note 12)	—	—	—	2,438	3,353	2,849
Goodwill impairments (Note 8)	877	1,486	22,136	839	—	—
Non-operating benefit costs	2,424	2,828	2,740	9	16	12
Other costs and expenses	—	—	(51)	469	480	558
Total costs and expenses	77,252	88,118	111,967	9,339	9,392	9,926

Other income (Note 19)	11,444	2,200	2,317	—	—	—

Earnings (loss) from continuing operations before income taxes	7,291	1,801	(20,612)	(2,095)	(652)	(375)
Benefit (provision) for income taxes (Note 15)	(388)	(1,309)	(467)	862	582	374
Earnings (loss) from continuing operations	6,904	492	(21,079)	(1,232)	(69)	(1)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(35)	(5,527)	307	(90)	192	(1,670)
Net earnings (loss)	6,868	(5,035)	(20,772)	(1,322)	123	(1,672)
Less net earnings (loss) attributable to noncontrolling interests	(161)	66	(129)	3	1	40
Net earnings (loss) attributable to the Company	7,029	(5,101)	(20,643)	(1,325)	122	(1,712)
Preferred stock dividends	—	—	—	(474)	(460)	(447)
Net earnings (loss) attributable to GE common shareholders	$7,029	$(5,101)	$(20,643)	$(1,800)	$(338)	$(2,159)

Amounts attributable to GE common shareholders:
Earnings (loss) from continuing operations	$6,904	$492	$(21,079)	$(1,232)	$(69)	$(1)
Less net earnings (loss) attributable to noncontrolling interests, continuing operations	(161)	6	(130)	3	1	40
Earnings (loss) from continuing operations attributable to the Company	7,065	486	(20,949)	(1,235)	(70)	(42)
Preferred stock dividends	—	—	—	(474)	(460)	(447)
Earnings (loss) from continuing operations attributable to GE common shareholders	7,065	486	(20,949)	(1,710)	(530)	(489)
Earnings (loss) from discontinued operations, net of taxes	(35)	(5,527)	307	(90)	192	(1,670)
Less net earnings (loss) attributable to noncontrolling interests, discontinued operations	—	60	1	—	—	—
Net earnings (loss) attributable to GE common shareholders	$7,029	$(5,101)	$(20,643)	$(1,800)	$(338)	$(2,159)

GE 2020 FORM 10-K 57

STATEMENT OF FINANCIAL POSITION	Consolidated
December 31 (In millions, except share amounts)	2020	2019
Cash, cash equivalents and restricted cash(a)	$36,630	$35,811
Investment securities (Note 3)	7,319	9,888
Current receivables (Note 4)	16,691	16,568
Financing receivables – net (Note 5)	1,265	1,077
Inventories, including deferred inventory costs (Note 6)	15,890	17,215
Other GE Capital receivables	3,331	2,635
Receivable from GE Capital	—	—
Current contract assets (Note 9)	5,764	7,390
All other current assets (Note 10)	1,522	3,362
Assets of businesses held for sale (Note 2)	—	9,149
Current assets	88,412	103,096

Investment securities (Note 3)	42,549	38,632
Financing receivables – net (Note 5)	1,771	2,057
Other GE Capital receivables	4,661	4,509
Property, plant and equipment – net (Note 7)	44,662	45,879
Receivable from GE Capital	—	—
Goodwill (Note 8)	25,524	26,734
Other intangible assets – net (Note 8)	9,774	10,653
Contract and other deferred assets (Note 9)	5,888	5,737
All other assets (Note 10)	14,597	13,882
Deferred income taxes (Note 15)	12,081	9,889
Assets of discontinued operations (Note 2)	3,532	4,109
Total assets	$253,452	$265,177

Short-term borrowings (Note 11)	$4,778	$23,641
Short-term borrowings assumed by GE (Note 11)	—	—
Accounts payable and equipment project accruals	16,476	17,357
Progress collections and deferred income (Note 9)	18,215	18,389
All other current liabilities (Note 14)	16,600	17,821
Liabilities of businesses held for sale (Note 2)	—	1,658
Current liabilities	56,069	78,865

Deferred income (Note 9)	1,801	1,555
Long-term borrowings (Note 11)	70,288	67,241
Long-term borrowings assumed by GE (Note 11)	—	—
Insurance liabilities and annuity benefits (Note 12)	42,191	39,826
Non-current compensation and benefits	29,752	31,687
All other liabilities (Note 14)	16,077	15,938
Liabilities of discontinued operations (Note 2)	200	203
Total liabilities	216,378	235,316

Preferred stock (5,939,875 shares outstanding at both December 31, 2020 and December 31, 2019)	6	6
Common stock (8,765,493,000 and 8,738,434,000 shares outstanding at December 31, 2020 and December 31, 2019, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE	(9,749)	(11,732)
Other capital	34,307	34,405
Retained earnings	92,247	87,732
Less common stock held in treasury	(81,961)	(82,797)
Total GE shareholders’ equity	35,552	28,316
Noncontrolling interests (Note 16)	1,522	1,545
Total equity	37,073	29,861
Total liabilities and equity	$253,452	$265,177
(a) Excluded $455 million and $583 million at December 31, 2020 and 2019, respectively, in GE Capital insurance entities, which is subject to regulatory restrictions. This balance is included in All other assets. See Note 10 for further information.

GE 2020 FORM 10-K 58

STATEMENT OF FINANCIAL POSITION (CONTINUED)	GE Industrial		GE Capital
December 31 (In millions, except share amounts)	2020	2019	2020	2019
Cash, cash equivalents and restricted cash	$23,209	$17,613	$13,421	$18,198
Investment securities (Note 3)	7,319	9,888	—	—
Current receivables (Note 4)	13,442	13,682	—	—
Financing receivables – net (Note 5)	—	—	5,110	4,922
Inventories, including deferred inventory costs (Note 6)	15,890	17,215	—	—
Other GE Capital receivables	—	—	5,069	6,881
Receivable from GE Capital	2,432	2,104	—	—
Current contract assets (Note 9)	5,764	7,390	—	—
All other current assets (Note 10)	835	852	1,021	2,936
Assets of businesses held for sale (Note 2)	—	8,626	—	241
Current assets	68,892	77,371	24,621	33,177

Investment securities (Note 3)	36	120	42,515	38,514
Financing receivables – net (Note 5)	—	—	1,771	2,057
Other GE Capital receivables	—	—	5,076	4,886
Property, plant and equipment – net (Note 7)	16,433	17,447	29,600	29,886
Receivable from GE Capital	16,780	17,038	—	—
Goodwill (Note 8)	25,524	25,895	—	839
Other intangible assets – net (Note 8)	9,632	10,461	143	192
Contract and other deferred assets (Note 9)	5,921	5,769	—	—
All other assets (Note 10)	7,948	7,748	7,068	6,294
Deferred income taxes (Note 15)	9,350	8,189	2,731	1,700
Assets of discontinued operations (Note 2)	144	202	3,388	3,907
Total assets	$160,658	$170,238	$116,914	$121,454

Short-term borrowings (Note 11)	$918	$5,606	$2,028	$13,598
Short-term borrowings assumed by GE (Note 11)	2,432	5,473	2,432	2,104
Accounts payable and equipment project accruals	16,380	19,134	947	886
Progress collections and deferred income (Note 9)	18,371	18,575	—	—
All other current liabilities (Note 14)	14,131	15,251	3,890	4,052
Liabilities of businesses held for sale (Note 2)	—	1,620	—	52
Current liabilities	52,232	65,660	9,297	20,691

Deferred income (Note 9)	1,801	1,555	—	—
Long-term borrowings (Note 11)	19,428	15,085	30,902	26,261
Long-term borrowings assumed by GE (Note 11)	19,957	25,895	16,780	17,038
Insurance liabilities and annuity benefits (Note 12)	—	—	42,565	40,232
Non-current compensation and benefits	29,291	31,208	453	472
All other liabilities (Note 14)	16,440	16,306	1,151	1,226
Liabilities of discontinued operations (Note 2)	139	106	61	97
Total liabilities	139,289	155,815	101,210	106,016

Preferred stock (5,939,875 shares outstanding at both December 31, 2020 and December 31, 2019)	6	6	6	6
Common stock (8,765,493,000 and 8,738,434,000 shares outstanding at December 31, 2020 and December 31, 2019, respectively)	702	702	—	—
Accumulated other comprehensive income (loss) – net attributable to GE	(8,945)	(10,881)	(804)	(852)
Other capital	15,294	17,398	19,007	17,001
Retained earnings	94,910	88,589	(2,663)	(857)
Less common stock held in treasury	(81,961)	(82,797)	—	—
Total GE shareholders’ equity	20,006	13,017	15,545	15,299
Noncontrolling interests (Note 16)	1,363	1,406	159	139
Total equity	21,369	14,423	15,704	15,438
Total liabilities and equity	$160,658	$170,238	$116,914	$121,454

GE 2020 FORM 10-K 59

STATEMENT OF CASH FLOWS	Consolidated
For the years ended December 31 (In millions)	2020	2019	2018
Net earnings (loss)	$5,546	$(4,912)	$(22,443)
(Earnings) loss from discontinued operations	125	5,335	1,363
Adjustments to reconcile net earnings (loss) to cash provided from operating activities:
Depreciation and amortization of property, plant and equipment (Note 7)	4,636	4,026	4,419
Amortization of intangible assets (Note 8)	1,382	1,569	2,163
Goodwill impairments (Note 8)	1,717	1,486	22,136
(Gains) losses on purchases and sales of business interests (Note 19)	(12,526)	(53)	(1,522)
(Gains) losses on equity securities (Note 19)	2,105	(693)	(166)
Principal pension plans cost (Note 13)	3,559	3,878	4,226
Principal pension plans employer contributions (Note 13)	(2,806)	(298)	(6,283)
Other postretirement benefit plans (net) (Note 13)	(893)	(1,228)	(1,033)
Provision (benefit) for income taxes (Note 15)	(474)	726	93
Cash recovered (paid) during the year for income taxes (Note 15)	(1,441)	(1,950)	(1,404)
Changes in operating working capital:
Decrease (increase) in current receivables	(1,319)	(2,851)	(358)
Decrease (increase) in inventories, including deferred inventory costs	1,105	(1,581)	(573)
Decrease (increase) in current contract assets	1,631	891	751
Increase (decrease) in accounts payable and equipment project accruals	(575)	2,674	666
Increase (decrease) in progress collections and current deferred income	(216)	1,531	(563)
All other operating activities	2,040	1,869	1,739
Cash from (used for) operating activities – continuing operations	3,597	10,419	3,210
Cash from (used for) operating activities – discontinued operations	—	(1,647)	1,768
Cash from (used for) operating activities	3,597	8,772	4,978
Additions to property, plant and equipment	(3,252)	(5,813)	(6,627)
Dispositions of property, plant and equipment	1,644	3,718	4,093
Additions to internal-use software	(151)	(282)	(320)
Net decrease (increase) in GE Capital financing receivables	(20)	1,117	1,796
Proceeds from sale of discontinued operations	—	5,864	29
Proceeds from principal business dispositions	20,596	4,683	8,425
Net cash from (payments for) principal businesses purchased	(85)	(68)	(1)
Capital contribution from GE Industrial to GE Capital	—	—	—
Sales of retained ownership interests	417	3,383	—
Net (purchases) dispositions of GE Capital investment securities (Note 3)	(1,352)	(1,616)	2,534
All other investing activities	(1,019)	(301)	8,995
Cash from (used for) investing activities – continuing operations	16,778	10,684	18,925
Cash from (used for) investing activities – discontinued operations	(136)	(1,745)	(645)
Cash from (used for) investing activities	16,642	8,939	18,280
Net increase (decrease) in borrowings (maturities of 90 days or less)	(4,168)	280	(4,343)
Newly issued debt (maturities longer than 90 days)	15,028	2,185	3,120
Repayments and other reductions (maturities longer than 90 days)	(29,876)	(16,567)	(20,319)
Capital contribution from GE Industrial to GE Capital	—	—	—
Dividends paid to shareholders	(648)	(649)	(4,474)
All other financing activities	(188)	(1,013)	(1,328)
Cash from (used for) financing activities – continuing operations	(19,853)	(15,764)	(27,345)
Cash from (used for) financing activities – discontinued operations	1	(368)	(4,462)
Cash from (used for) financing activities	(19,852)	(16,133)	(31,806)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	145	(50)	(628)
Increase (decrease) in cash, cash equivalents and restricted cash	531	1,529	(9,176)
Cash, cash equivalents and restricted cash at beginning of year	37,077	35,548	44,724
Cash, cash equivalents and restricted cash at end of year	37,608	37,077	35,548
Less cash, cash equivalents and restricted cash of discontinued operations at end of year	524	638	4,424
Cash, cash equivalents and restricted cash of continuing operations at end of year	$37,085	$36,439	$31,124
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(2,976)	$(4,101)	$(4,508)
GE 2020 FORM 10-K 60

STATEMENT OF CASH FLOWS (CONTINUED)	GE Industrial			GE Capital
For the years ended December 31 (In millions)	2020	2019	2018	2020	2019	2018
Net earnings (loss)	$6,868	$(5,035)	$(20,772)	$(1,322)	$123	$(1,672)
(Earnings) loss from discontinued operations	35	5,527	(307)	90	(192)	1,670
Adjustments to reconcile net earnings (loss) to cash provided from operating activities:
Depreciation and amortization of property, plant and equipment (Note 7)	2,130	2,001	2,290	2,534	2,026	2,110
Amortization of intangible assets (Note 8)	1,325	1,512	2,109	57	57	53
Goodwill impairments (Note 8)	877	1,486	22,136	839	—	—
(Gains) losses on purchases and sales of business interests (Note 19)	(12,468)	(3)	(1,234)	(58)	(50)	(288)
(Gains) losses on equity securities (Note 19)	2,080	(688)	(185)	25	(6)	21
Principal pension plans cost (Note 13)	3,559	3,878	4,226	—	—	—
Principal pension plans employer contributions (Note 13)	(2,806)	(298)	(6,283)	—	—	—
Other postretirement benefit plans (net) (Note 13)	(846)	(1,213)	(1,015)	(47)	(15)	(18)
Provision (benefit) for income taxes (Note 15)	388	1,309	467	(862)	(582)	(374)
Cash recovered (paid) during the year for income taxes (Note 15)	(2,447)	(1,904)	(1,343)	1,007	(46)	(61)
Changes in operating working capital:
Decrease (increase) in current receivables	(558)	(3,904)	(966)	—	—	—
Decrease (increase) in inventories, including deferred inventory costs	1,188	(1,349)	(581)	—	—	—
Decrease (increase) in current contract assets	1,631	891	751	—	—	—
Increase (decrease) in accounts payable and equipment project accruals	(2,556)	381	716	(29)	(44)	2
Increase (decrease) in progress collections and current deferred income	(247)	1,476	(424)	—	—	—
All other operating activities	591	548	1,117	1,261	610	138
Cash from (used for) operating activities – continuing operations	(1,254)	4,614	701	3,495	1,881	1,582
Cash from (used for) operating activities – discontinued operations	32	(49)	2,051	(32)	(1,917)	(415)
Cash from (used for) operating activities	(1,223)	4,565	2,752	3,463	(35)	1,166
Additions to property, plant and equipment	(1,579)	(2,216)	(2,234)	(1,765)	(3,830)	(4,569)
Dispositions of property, plant and equipment	202	371	271	1,450	3,348	3,853
Additions to internal-use software	(143)	(274)	(306)	(7)	(8)	(14)
Net decrease (increase) in GE Capital financing receivables (Note 5)	—	—	—	199	3,389	9,986
Proceeds from sale of discontinued operations	—	5,864	—	—	—	29
Proceeds from principal business dispositions	20,394	1,083	6,047	34	3,938	2,011
Net cash from (payments for) principal businesses purchased	(85)	(447)	(1)	—	—	—
Capital contribution from GE Industrial to GE Capital	(2,000)	(4,000)	—	—	—	—
Sales of retained ownership interests	417	3,383	—	—	—	—
Net (purchases) dispositions of GE Capital investment securities (Note 3)	—	—	—	(1,352)	(1,616)	2,534
All other investing activities	523	292	(640)	9,673	4,233	(2,052)
Cash from (used for) investing activities – continuing operations	17,729	4,056	3,138	8,231	9,453	11,777
Cash from (used for) investing activities – discontinued operations	(36)	(3,449)	(698)	(100)	2,023	186
Cash from (used for) investing activities	17,693	607	2,439	8,131	11,476	11,964
Net increase (decrease) in borrowings (maturities of 90 days or less)	(4,234)	(595)	(987)	(525)	(256)	(4,308)
Newly issued debt (maturities longer than 90 days)	7,462	31	6,570	7,566	2,154	3,045
Repayments and other reductions (maturities longer than 90 days)	(13,673)	(6,458)	(1,023)	(25,252)	(11,632)	(19,836)
Capital contribution from GE Industrial to GE Capital	—	—	—	2,000	4,000	—
Dividends paid to shareholders	(354)	(352)	(4,179)	(469)	(455)	(371)
All other financing activities	(141)	(283)	1,090	(58)	(819)	(2,408)
Cash from (used for) financing activities – continuing operations	(10,941)	(7,658)	1,470	(16,738)	(7,007)	(23,878)
Cash from (used for) financing activities – discontinued operations	1	(368)	(4,462)	—	(1)	—
Cash from (used for) financing activities	(10,940)	(8,026)	(2,992)	(16,738)	(7,008)	(23,878)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	61	(56)	(494)	84	6	(134)
Increase (decrease) in cash, cash equivalents and restricted cash	5,591	(2,911)	1,706	(5,060)	4,439	(10,882)
Cash, cash equivalents and restricted cash at beginning of year	17,617	20,528	18,822	19,460	15,020	25,902
Cash, cash equivalents and restricted cash at end of year	23,209	17,617	20,528	14,400	19,460	15,020
Less cash, cash equivalents and restricted cash of discontinued operations at end of year	—	4	3,896	524	633	528
Cash, cash equivalents and restricted cash of continuing operations at end of year	$23,209	$17,613	$16,632	$13,876	$18,826	$14,492
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(1,276)	$(1,975)	$(2,201)	$(1,957)	$(2,632)	$(2,883)
GE 2020 FORM 10-K 61

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31 (In millions)	2020	2019	2018
Net earnings (loss)	$5,546	$(4,912)	$(22,443)
Less net earnings (loss) attributable to noncontrolling interests	(158)	66	(89)
Net earnings (loss) attributable to the Company	$5,704	$(4,979)	$(22,355)

Investment securities	$(1)	$100	$64
Currency translation adjustments	435	1,275	(1,664)
Cash flow hedges	(77)	36	(51)
Benefit plans	1,632	1,229	1,416
Other comprehensive income (loss)	1,989	2,641	(235)
Less other comprehensive income (loss) attributable to noncontrolling interests	6	(40)	(225)
Other comprehensive income (loss) attributable to the Company	$1,984	$2,681	$(10)

Comprehensive income (loss)	$7,536	$(2,272)	$(22,678)
Less comprehensive income (loss) attributable to noncontrolling interests	(152)	26	(314)
Comprehensive income (loss) attributable to the Company	$7,688	$(2,297)	$(22,364)

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31 (In millions)	2020	2019	2018
Preferred stock issued	$6	$6	$6
Common stock issued	$702	$702	$702

Beginning balance	(11,732)	(14,414)	(14,404)
Investment securities	(1)	100	63
Currency translation adjustments	433	1,315	(1,472)
Cash flow hedges	(77)	35	(49)
Benefit plans	1,628	1,231	1,448
Accumulated other comprehensive income (loss) ending balance	$(9,749)	$(11,732)	$(14,414)
Beginning balance	34,405	35,504	37,384
Gains (losses) on treasury stock dispositions	(703)	(925)	(759)
Stock-based compensation	429	475	413
Other changes	176	(649)	(1,534)
Other capital ending balance	$34,307	$34,405	$35,504
Beginning balance	87,732	93,109	117,245
Net earnings (loss) attributable to the Company	5,704	(4,979)	(22,355)
Dividends and other transactions with shareholders	(1,014)	(766)	(4,042)
Changes in accounting (Note 1)	(175)	368	2,261
Retained earnings ending balance	$92,247	$87,732	$93,109
Beginning balance	(82,797)	(83,925)	(84,902)
Purchases	(28)	(57)	(268)
Dispositions	864	1,186	1,244
Common stock held in treasury ending balance	$(81,961)	$(82,797)	$(83,925)
GE shareholders' equity balance	35,552	28,316	30,981
Noncontrolling interests balance (Note 16)	1,522	1,545	20,500
Total equity balance at December 31(a)	$37,073	$29,861	$51,481
(a)Total equity balance decreased by $(14,408) million from December 31, 2018, primarily due to reduction of noncontrolling interest balance of $(19,239) million attributable to Baker Hughes Class A shareholders at December 31, 2018, after-tax loss of $(8,238) million in discontinued operations due to deconsolidation of Baker Hughes in 2019, and after-tax net realized and unrealized loss on our remaining interest in Baker Hughes of $(936) million in 2019 and 2020, partially offset by after-tax gain of $11,213 million due to the sale of our BioPharma business within our Healthcare segment, and after-tax gain of $2,508 million in discontinued operations due to spin-off and subsequent merger of our Transportation business with Wabtec in 2019.

GE 2020 FORM 10-K 62

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
FINANCIAL STATEMENT PRESENTATION. We present our financial statements in a three-column format, which allows investors to see our industrial operations separately from our financial services operations. We believe that this provides useful supplemental information to our consolidated financial statements. To the extent that we have transactions between GE Industrial and GE Capital, these transactions are made on arms- length terms, are reported in the respective columns of our financial statements and are eliminated in consolidation. See Note 24 for further information.

Effective December 31, 2020, in order to enhance our financial statement presentation, we voluntarily made the following reporting changes for all periods presented:
•changed our presentation of GE Industrial restructuring program costs. Previously these costs were recorded within Corporate Items and Eliminations. Now these costs are recorded within segment profit, except for significant, higher-cost programs that continue to be recorded within Corporate Items and Eliminations;
•changed the presentation of our Statement of Financial Position to reflect the classification of assets and liabilities into current and non-current and revised the definition of operating working capital in our Statement of Cash Flows. For the classification of certain current assets and liabilities, we use the duration of our operating cycle, which may be longer than one year;
•began presenting research and development expenses separately as part of costs and expenses in our consolidated Statement of Earnings (Loss). These costs were previously reported in costs of goods and services sold; and
•ceased reporting GE Capital as an equity method investment within the GE Industrial column. This change has no impact on the GE Capital or Consolidated columns. Consistent with our historical practice, all commercial transactions between GE Industrial and GE Capital continue to be reported on arms-length terms and are eliminated upon consolidation.

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

We have reclassified certain prior-year amounts to conform to the current-year’s presentation. Unless otherwise noted, tables are presented in U.S. dollars in millions. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions. Earnings per share amounts are computed independently for earnings from continuing operations, earnings from discontinued operations and net earnings. As a result, the sum of per-share amounts may not equal the total. Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. We present businesses whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off. See Note 2 for further information.

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

REVENUES FROM THE SALE OF EQUIPMENT. Performance Obligations Satisfied Over Time. We recognize revenue on agreements for the sale of customized goods including power generation equipment, long-term construction projects and military development contracts on an over-time basis as we customize the customer's equipment during the manufacturing or integration process and obtain right to payment for work performed.

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

GE 2020 FORM 10-K 63

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

REVENUES FROM THE SALE OF SERVICES. Consistent with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discussion and the way we manage our businesses, we refer to sales under service agreements, which includes both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of our operations. We sometimes offer our customers financing discounts for the purchase of certain GE Industrial products when sold in contemplation of long-term service agreements. These sales are accounted for as financing arrangements when payments for the products are collected through higher usage-based fees from servicing the equipment. See Note 9 for further information.

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

COLLABORATIVE ARRANGEMENTS. Our Aviation business enters into collaborative arrangements and joint ventures with manufacturers and suppliers of components used to build and maintain certain engines. Under these arrangements, GE and its collaborative partners share in the risks and rewards of these programs through various revenue, cost and profit sharing payment structures. GE recognizes revenue and costs for these arrangements based on the scope of work GE is responsible for transferring to its customers. GE’s payments to participants are primarily recorded as either cost of services sold ($1,221 million, $1,939 million and $1,809 million for the years ended December 31, 2020, 2019 and 2018, respectively) or as cost of goods sold ($2,279 million, $2,974 million and $3,097 million for the years ended December 31, 2020, 2019 and 2018, respectively). Our most significant collaborative arrangement is with Safran Aircraft engines, a subsidiary of Safran Group of France, which sells LEAP and CFM56 engines through CFM International, a jointly owned non-consolidated company. GE makes substantial sales of parts and services to CFM International based on arms-length terms.

GE CAPITAL REVENUES FROM SERVICES. We recognize operating lease income on a straight-line basis over the terms of underlying leases, and we use the interest method to recognize income on loans and finance leases. We stop accruing interest on loans at the earlier of the time at which collection of an account becomes doubtful or the account becomes 90 days past due. Estimated unguaranteed residual values for finance leases are based upon management's best estimates of the value of the leased asset at the end of the lease term. We use various sources of data in determining these estimates, including information obtained from third parties, which is adjusted for the attributes of the specific asset under lease. Guarantees of residual values by unrelated third parties are included within minimum lease payments.

GE 2020 FORM 10-K 64

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

CASH, CASH EQUIVALENTS AND RESTRICTED CASH. Debt securities and money market instruments with original maturities of three months or less are included in cash, cash equivalents and restricted cash unless classified as available-for-sale investment securities. Restricted cash primarily comprised collateral for receivables sold and funds restricted in connection with certain ongoing litigation matters and amounted to $411 million and $589 million at December 31, 2020 and December 31, 2019, respectively.

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

We regularly review investment securities for impairment. For debt securities, if we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate qualitative criteria, such as the financial health of and specific prospects for the issuer, to determine whether we do not expect to recover the amortized cost basis of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to contain an expected credit loss, and we record the difference between the security’s amortized cost basis and its recoverable amount in earnings as an allowance for credit loss and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is considered impaired, and we recognize the entire difference between the security’s amortized cost basis and its fair value in earnings. See Note 3 for further information.

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

PROPERTY, PLANT AND EQUIPMENT. The cost of GE Industrial property, plant and equipment is generally depreciated on a straight-line basis over its estimated economic life. The cost of GE Capital equipment leased to others on operating leases is depreciated on a straight-line basis to estimated residual value over the lease term or over the estimated economic life of the equipment. See Note 7 for further information.

GE 2020 FORM 10-K 65

LEASE ACCOUNTING. Lessee Arrangements. At lease commencement, we record a lease liability and corresponding right-of-use (ROU) asset. Options to extend the lease are included as part of the ROU lease asset and liability when it is reasonably certain the Company will exercise the option. We have elected to include lease and non-lease components in determining our lease liability for all leased assets except our vehicle leases. Non-lease components are generally services that the lessor performs for the Company associated with the leased asset. The present value of our lease liability is determined using our incremental collateralized borrowing rate at lease inception. For leases with an initial term of 12 months or less, an ROU asset and lease liability is not recognized and lease expense is recognized on a straight-line basis over the lease term. We test ROU assets whenever events or changes in circumstance indicate that the asset may be impaired.

Lessor Arrangements. Equipment leased to others under operating leases are included in Property, plant and equipment, and leases classified as finance leases are included in Financing receivables on our Statement of Financial Position. See Notes 5 and 7 for further information.

GOODWILL AND OTHER INTANGIBLE ASSETS. We test goodwill at least annually for impairment at the reporting unit level. We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value. When a portion of a reporting unit is disposed, goodwill is allocated to the gain or loss on disposition based on the relative fair values of the business or businesses disposed and the portion of the reporting unit that will be retained.

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

DERIVATIVES AND HEDGING. We use derivatives to manage a variety of risks, including risks related to interest rates, foreign exchange, certain equity investments and commodity prices. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. In evaluating whether a particular relationship qualifies for hedge accounting, we test effectiveness at inception and each reporting period thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. If fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third-party confirmation, as applicable. See Note 21 for further information.

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

INSURANCE LIABILITIES AND ANNUITY BENEFITS. Our run-off insurance operations include providing insurance and reinsurance for life and health risks and providing certain annuity products. Primary product types include long-term care, structured settlement annuities, life and disability insurance contracts and investment contracts. Insurance contracts are contracts with significant mortality and/or morbidity risks, while investment contracts are contracts without such risks.

Liabilities for traditional long-duration insurance contracts include both future policy benefit reserves and claims reserves. Future policy benefit reserves represent the present value of future policy benefits less the present value of future gross premiums based on actuarial assumptions. Liabilities for investment contracts equal the account value, that is, the amount that accrues to the benefit of the contract or policyholder including credited interest and assessments through the financial statement date.

Claim reserves are established when a claim is incurred or is estimated to have been incurred and represent our best estimate of the present value of the ultimate obligations for future claim payments and claim adjustments expenses.

To the extent that unrealized gains on specific investment securities supporting our insurance contracts would result in a premium deficiency, should those gains be realized, an increase in future policy benefit reserves is recorded, with an offsetting after-tax reduction to net unrealized gains recorded in other comprehensive income.

Reinsurance recoverables are recorded when we cede insurance risk to third parties but are not relieved from our primary obligation to policyholders and cedents. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. See Note 12 for further information.

GE 2020 FORM 10-K 66

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

LOSS CONTINGENCIES. Loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to environmental obligations, litigation, regulatory investigations and proceedings, product quality and losses resulting from other events and developments. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. See Note 23 for further information.

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

GE 2020 FORM 10-K 67

Investments in private equity, real estate and collective funds held within our pension plans. These investments are generally valued using the net asset value (NAV) per share as a practical expedient for fair value provided certain criteria are met. The NAVs are determined based on the fair values of the underlying investments in the funds. Investments that are measured at fair value using the NAV practical expedient are not required to be classified in the fair value hierarchy. See Note 13 for further information.

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

ACCOUNTING CHANGES. On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses. ASU 2016-13 requires us to prospectively record an allowance for credit losses for the current expected credit losses inherent in the asset over its expected life, replacing the incurred loss model that recognized losses only when they became probable and estimable. We recorded a $221 million increase in our allowance for credit losses and a $175 million decrease to retained earnings, net of tax, reflecting the cumulative effect on retained earnings.

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

In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On October 1, 2020, we adopted the new standard, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. We will apply the accounting relief as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. We do not expect the standard to have a material impact on our consolidated financial statements.

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS
ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE. On March 31, 2020, we completed the sale of our BioPharma business within our Healthcare segment for total consideration of $21,112 million (after certain working capital adjustments). The consideration consisted of $20,695 million in cash and $417 million of pension liabilities that were assumed by Danaher. In addition, we incurred $185 million of cash payments directly associated with the transaction. As a result, we recognized a pre-tax gain of $12,362 million ($11,213 million after-tax) in our consolidated Statement of Earnings (Loss).

In the first half of 2020, we sold all our remaining businesses classified as held for sale, including the remaining Lighting business within Corporate and the remaining PK AirFinance business within our Capital segment.

DISCONTINUED OPERATIONS. Discontinued operations primarily include certain businesses in our GE Capital segment (our mortgage portfolio in Poland and trailing liabilities associated with the sale of our GE Capital businesses) and our Baker Hughes and Transportation segments. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented.

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
GE 2020 FORM 10-K 68

Transactions between the JV and GE businesses are eliminated in consolidation. During 2020, we had sales of $563 million to BKR for products and services from the JV, and we collected cash of $603 million from Baker Hughes. If our investment in BKR is reduced to below 20%, we would no longer have significant influence in BKR and, as a result, we would not consolidate the JV. A potential deconsolidation of the JV is not expected to have a material impact on GE Industrial free cash flows.

For the year ended December 31, 2020, we had sales of $839 million and purchases of $216 million with BKR for products and services outside of the JV. We collected net cash of $855 million from BKR related to sales, purchases and transition services. In addition, we received $204 million of repayments on the promissory note receivable from BKR and dividends of $267 million on our investment.

In February 2019, we completed the spin-off and subsequent merger of our Transportation business with Wabtec. As a result, we recorded a gain of $3,471 million ($2,508 million after-tax) in discontinued operations.

RESULTS OF DISCONTINUED OPERATIONS For the year ended December 31, 2020	Baker Hughes	Transportation and Other	GE Capital	Total
Sales of goods and services	$—	$—	$—	$—
GE Capital revenues and other income (loss)	—	—	55	55
Cost of goods and services sold	—	—	—	—
Other income, costs and expenses	2	—	(252)	(249)
		—
Earnings (loss) of discontinued operations before income taxes	2	—	(197)	(195)
Benefit (provision) for income taxes	(13)	9	105	101
Earnings (loss) of discontinued operations, net of taxes(a)	(10)	9	(92)	(93)

Gain (loss) on disposal before income taxes	(23)	(12)	3	(31)
Benefit (provision) for income taxes	—	—	(1)	(1)
Gain (loss) on disposal, net of taxes	(23)	(12)	2	(32)

Earnings (loss) from discontinued operations, net of taxes	$(33)	$(3)	$(90)	$(125)

For the year ended December 31, 2019
Sales of goods and services	$16,047	$550	$—	$16,598
GE Capital revenues and other income (loss)	—	—	33	33
Cost of goods and services sold	(13,317)	(478)	—	(13,795)
Other income, costs and expenses	(2,390)	(19)	(240)	(2,650)

Earnings (loss) of discontinued operations before income taxes	340	53	(207)	186
Benefit (provision) for income taxes	(176)	(15)	344	153
Earnings (loss) of discontinued operations, net of taxes(a)	165	39	136	339

Gain (loss) on disposal before income taxes	(8,715)	3,471	61	(5,183)
Benefit (provision) for income taxes	477	(963)	(5)	(491)
Gain (loss) on disposal, net of taxes	(8,238)	2,508	56	(5,675)

Earnings (loss) from discontinued operations, net of taxes	$(8,074)	$2,547	$192	$(5,335)

For the year ended December 31, 2018
Sales of goods and services	$22,859	$3,898	$—	$26,757
GE Capital revenues and other income (loss)	—	—	(1,347)	(1,347)
Cost of goods and services sold	(19,198)	(2,809)	—	(22,007)
Other income, costs and expenses	(3,346)	(607)	(407)	(4,360)

Earnings (loss) of discontinued operations before income taxes	315	482	(1,755)	(958)
Benefit (provision) for income taxes	(347)	(143)	82	(408)
Earnings (loss) of discontinued operations, net of taxes(a)	(33)	339	(1,673)	(1,366)

Gain (loss) on disposal before income taxes	—	—	4	4
Benefit (provision) for income taxes	—	—	(1)	(1)
Gain (loss) on disposal, net of taxes	—	—	3	3

Earnings (loss) from discontinued operations, net of taxes	$(33)	$339	$(1,670)	$(1,363)
(a) Earnings (loss) of discontinued operations attributable to the Company after income taxes was $(94) million, $279 million and $(1,367) million for the years ended December 31, 2020, 2019 and 2018, respectively.
GE 2020 FORM 10-K 69

December 31	2020	2019
Cash, cash equivalents and restricted cash	$524	$638
Investment securities	—	202
Current receivables	61	81
Financing receivables held for sale (Polish mortgage portfolio)	2,437	2,485
Property, plant and equipment - net	109	123
Deferred income taxes	199	264
All other assets	202	317
Assets of discontinued operations(a)	$3,532	$4,109

Accounts payable & Progress collections and deferred income	$20	$40
All other liabilities	180	163
Liabilities of discontinued operations(a)(b)	$200	$203
(a) Assets and liabilities of discontinued operations included $3,388 million and $61 million related to GE Capital as of December 31, 2020.
(b) Included within All other liabilities of discontinued operations at December 31, 2020 and December 31, 2019 are intercompany tax receivables in the amount of $704 million and $839 million, respectively, primarily related to the financial services businesses that were part of the GE Capital Exit Plan, which are eliminated upon consolidation.

NOTE 3. INVESTMENT SECURITIES
All of our debt securities are classified as available-for-sale and substantially all are investment-grade supporting obligations to annuitants and policyholders in our run-off insurance operations. Changes in their fair value are recorded in Other comprehensive income. Equity securities with readily determinable fair values are also included within this caption and changes in their fair value are recorded in Other income within continuing operations. Where we adopt the fair value option for our investment in an associated company, our investment in and any advances to are recorded as Equity securities with readily determinable fair values. We classify investment securities as current or non-current based on our intent regarding the usage of proceeds from those investments. Investment securities held within insurance entities are classified as non-current as they support the long-duration insurance liabilities.

	2020				2019
December 31	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity (Baker Hughes)	$7,319	$—	$—	$7,319	$9,888	$—	$—	$9,888
Current investment securities	$7,319	$—	$—	$7,319	$9,888	$—	$—	$9,888
Debt
U.S. corporate	$23,604	$6,651	$(26)	$30,230	$23,037	$4,636	$(11)	$27,661
Non-U.S. corporate	2,283	458	(1)	2,740	2,161	260	(1)	2,420
State and municipal	3,387	878	(9)	4,256	3,086	598	(15)	3,669
Mortgage and asset-backed	3,652	171	(71)	3,752	3,117	116	(4)	3,229
Government and agencies	1,169	184	—	1,353	1,391	126	—	1,516
Other equity	218	—	—	218	136	—	—	136
Non-current investment securities	$34,313	$8,342	$(106)	$42,549	$32,928	$5,736	$(31)	$38,632
Total	$41,632	$8,342	$(106)	$49,868	$42,816	$5,736	$(31)	$48,521

The amortized cost of debt securities as of December 31, 2020 excludes accrued interest of $414 million, which is reported in Other GE Capital receivables.

The estimated fair values of investment securities increased since December 31, 2019, primarily due to a decrease in market yields and new investments in our insurance business, partially offset by the mark-to-market effects on our remaining interest in BKR.

Total estimated fair value of debt securities in an unrealized loss position were $1,765 million and $999 million, of which $165 million and $274 million had gross unrealized losses of $(20) million and $(20) million and had been in a loss position for 12 months or more at December 31, 2020 and 2019, respectively. Gross unrealized losses of $(106) million at December 31, 2020 included $(26) million related to U.S. corporate securities, primarily in the energy industry, and $(70) million related to commercial mortgage-backed securities (CMBS). Substantially all of our CMBS in an unrealized loss position have received investment-grade credit ratings from the major rating agencies and are collateralized by pools of commercial mortgage loans on real estate.

Net unrealized gains (losses) for equity securities with readily determinable fair values were $(1,670) million, $800 million and an insignificant amount for the years ended December 31, 2020, 2019 and 2018, respectively.

Proceeds from debt and equity securities sales, early redemptions by issuers and principal payments on the BKR promissory note totaled $5,060 million, $7,967 million and $3,222 million for the years ended December 31, 2020, 2019, and 2018, respectively. Gross realized gains on investment securities were $177 million, $115 million and $249 million, and gross realized losses and impairments were $(364) million, $(203) million and $(41) million for the years ended December 31, 2020, 2019 and 2018, respectively.

GE 2020 FORM 10-K 70

GE Capital cash flows associated with purchases, dispositions and maturities of investment securities are as follows:

For the years ended December 31	2020	2019
Purchases of investment securities	$(6,031)	$(6,205)
Dispositions and maturities of investment securities	4,679	4,589
Net (purchases) dispositions of GE Capital investment securities	$(1,352)	$(1,616)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at December 31, 2020 are as follows:

	Amortized cost	Estimated fair value
Due
Within one year	$494	$501
After one year through five years	2,781	3,070
After five years through ten years	6,390	7,687
After ten years	20,778	27,321

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

In addition to the equity securities described above, we hold $285 million and $517 million of equity securities without readily determinable fair value at December 31, 2020 and December 31, 2019, respectively, that are classified within All other assets in our consolidated Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were $(161) million for the year ended December 31, 2020 and insignificant amounts for both years ended December 31, 2019 and 2018.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

	Consolidated		GE Industrial
December 31	2020	2019	2020	2019
Power	$3,995	$4,689	$2,656	$3,289
Renewable Energy	2,401	2,306	1,903	1,749
Aviation(a)	4,417	3,249	3,490	2,867
Healthcare	2,336	2,105	1,498	1,379
Corporate	310	246	293	223
Customer receivables	13,459	12,594	9,841	9,507
Sundry receivables(b)(c)	4,395	4,848	4,763	5,047
Allowance for losses(d)	(1,164)	(874)	(1,161)	(872)
Total current receivables	$16,691	$16,568	$13,442	$13,682
(a) Includes Aviation receivables from CFM due to 737 MAX temporary fleet grounding of $448 million and $1,397 million as of December 31, 2020 and 2019, respectively. During 2020, CFM and Boeing reached an agreement to secure payment terms for engines delivered in 2019 and 2020, net of progress collections. Based on the agreement, the receivable is expected to be collected from Boeing through the first quarter of 2021.
(b) Includes supplier advances, revenue sharing programs receivables in our Aviation business, other non-income based tax receivables, primarily value-added tax related to our operations in various countries outside of the U.S., receivables from disposed businesses, including receivables for transactional agreements and certain intercompany balances that eliminate upon consolidation. Revenue sharing programs receivables in Aviation are amounts due from third parties who participate in engine programs by developing and supplying certain engine components through the life of the program. The participants share in program revenues, receive a share of customer progress payments and share costs related to discounts and warranties.
(c) Consolidated current receivables include deferred purchase price which represents our retained risk with respect to current customer receivables sold to third parties through one of the receivable facilities. The balance of the deferred purchase price held by GE Capital at December 31, 2020 and 2019, was $413 million and $421 million, respectively.
(d) GE Industrial allowance for credit losses primarily increased due to net provisions of $274 million, offset by write-offs and foreign currency impact.

GE 2020 FORM 10-K 71

Sales of GE Industrial current customer receivables. When GE Industrial sells customer receivables to GE Capital or third parties, it accelerates the receipt of cash that would have otherwise been collected from customers. In any given period, the amount of cash received from sales of customer receivables compared to the cash GE Industrial would have otherwise collected had those customer receivables not been sold represents the cash generated or used in the period relating to this activity. GE Industrial sales of customer receivables to GE Capital or third parties are made on arms-length terms and any discount related to time value of money is recognized by GE Industrial when the customer receivables are sold. In our Statement of Cash Flows, receivables purchased and retained by GE Capital are reflected as cash from operating activities at GE Industrial, primarily as cash used for investing activities at GE Capital and are eliminated in consolidation. Collections on receivables purchased by GE Capital are reflected primarily as cash from investing activities at GE Capital and are reclassified to cash from operating activities in consolidation. As of December 31, 2020 and 2019, GE Industrial sold approximately 40% and 51%, respectively, of its gross customer receivables to GE Capital or third parties. Any difference between the carrying value of receivables sold and total cash collected is recognized as financing costs by GE Industrial in Interest and other financial charges in our consolidated Statement of Earnings (Loss). Costs of $264 million and $515 million were recognized during the years ended December 31, 2020 and 2019, respectively. The decrease in costs from prior year was driven by lower sales of receivables as well as lower benchmark interest rates. Activity related to customer receivables sold by GE Industrial is as follows:

	GE Capital		Third Parties	GE Capital		Third Parties
	2020			2019
Balance at January 1	$3,087		$6,757	$4,386		$7,880
GE Industrial sales to GE Capital	32,869		—	40,988		—
GE Industrial sales to third parties	—		863	—		5,286
GE Capital sales to third parties	(18,654)		18,654	(28,073)		28,073
Collections and other	(14,004)		(23,283)	(14,621)		(34,482)
Reclassification from long-term customer receivables	321		—	407		—
Balance at December 31	$3,618	(a)	$2,992	$3,087	(a)	$6,757
(a) At December 31, 2020 and 2019, $505 million and $539 million, respectively, of the current receivables purchased and retained by GE Capital, had been sold by GE Industrial to GE Capital with recourse (i.e., GE Industrial retains all or some risk of default). The effect on GE Industrial cash flows from operating activities (CFOA) of claims by GE Capital on receivables sold with recourse was insignificant for the years ended December 31, 2020 and 2019.

LONG-TERM RECEIVABLES	Consolidated		GE Industrial
December 31	2020	2019	2020	2019
Long-term customer receivables(a)	$585	$906	$474	$506
Long-term sundry receivables(b)	1,748	1,705	2,097	2,035
Allowance for losses	(142)	(128)	(142)	(128)
Total long-term receivables	$2,191	$2,483	$2,430	$2,413
(a) As of December 31, 2020 and 2019, GE Capital held $111 million and $400 million, respectively, of GE Industrial long-term customer receivables, of which $98 million and $312 million had been purchased with recourse (i.e., GE Industrial retains all or some risk of default). GE Industrial sold an insignificant amount of long-term customer receivables during the years ended December 31, 2020 and 2019.
(b) Includes supplier advances, revenue sharing programs receivables, other non-income based tax receivables and certain intercompany balances that eliminate upon consolidation.

UNCONSOLIDATED RECEIVABLES FACILITIES. GE Capital has two revolving receivables facilities, under which customer receivables purchased from GE Industrial are sold to third parties. In the first facility, which has a program size of $2,000 million, upon the sale of receivables, we receive proceeds of cash and deferred purchase price and the Company’s remaining risk with respect to the sold receivables is limited to the balance of the deferred purchase price. The program size of the first facility at December 31, 2019 was $3,100 million. Under the second facility, upon the sale of receivables, we receive the proceeds of cash only and therefore the Company has no remaining risk with respect to the sold receivables. In December 2020, GE Capital did not renew the second facility. The program size of the second facility at December 31, 2019 was $1,200 million.

Activity related to these facilities is included in GE Capital sales to third parties line in the sales of GE Industrial current customer receivables table above and is as follows:

For the years ended December 31	2020	2019
Customer receivables sold to receivables facilities	$13,591	$21,695
Total cash purchase price for customer receivables	13,031	21,202
Cash collections re-invested to purchase customer receivables	11,567	18,012

Non-cash increases to deferred purchase price	$481	$257
Cash payments received on deferred purchase price	489	303

Cash payments received on deferred purchase price are reflected as cash from investing activities in both the GE Capital and consolidated columns within our Statement of Cash Flows.

GE 2020 FORM 10-K 72

CONSOLIDATED SECURITIZATION ENTITIES. GE Capital consolidates three variable interest entities (VIEs) that purchased customer receivables and long-term customer receivables from GE Industrial. At December 31, 2020 and 2019, these VIEs held current customer receivables of $1,489 million and $2,080 million and long-term customer receivables of $93 million and $375 million, respectively. At December 31, 2020 and 2019, the outstanding debt under their respective debt facilities was $892 million and $1,655 million, respectively.

NOTE 5. FINANCING RECEIVABLES AND ALLOWANCES

	Consolidated		GE Capital
December 31	2020	2019	2020	2019
Loans, net of deferred income	$1,300	$1,098	$5,124	$4,927
Allowance for losses	(36)	(21)	(13)	(5)
Current financing receivables - net	1,265	1,077	5,110	4,922
Investment in financing leases, net of deferred income	1,805	2,070	1,805	2,070
Allowance for losses	(34)	(12)	(34)	(12)
Non-current financing receivables - net	1,771	2,057	1,771	2,057
Total financing receivables – net	$3,036	$3,134	$6,882	$6,979

Cash flows associated with GE Capital financing receivables are as follows:

For the years ended December 31	2020	2019
Increase in loans to customers	$(15,155)	$(15,022)
Principal collections from customers - loans	15,311	18,083
Sales of financing receivables and other	42	328
Net decrease (increase) in GE Capital financing receivables	$199	$3,389

Consolidated finance lease income was $144 million, $173 million and $275 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NET INVESTMENT IN FINANCING LEASES	Total financing leases		Direct financing and sales type leases(a)		Leveraged leases
December 31	2020	2019	2020	2019	2020	2019
Total minimum lease payments receivable	$1,202	$1,628	$654	799	$548	$829
Less principal and interest on third-party non-recourse debt	(83)	(216)	—	—	(83)	(216)
Net minimum lease payments receivable	1,119	1,412	654	799	465	613
Less deferred income	(133)	(178)	(99)	(139)	(34)	(39)
Discounted lease receivable	986	1,234	556	660	431	574
Estimated unguaranteed residual value of leased assets, net of deferred income	819	835	472	412	347	423
Investment in financing leases, net of deferred income(b)	$1,805	$2,070	$1,028	$1,072	$777	$997
(a) Included $506 million of investment in sales type leases at both December 31, 2020 and 2019.
(b) See Note 15 for deferred tax amounts related to financing leases.

CONTRACTUAL MATURITIES, DUE IN	2021	2022	2023	2024	2025	Thereafter	Total
Total loans	$4,199	$261	$142	$134	$318	$68	$5,124
Net minimum lease payments receivable	294	200	281	193	68	83	1,119

We expect actual maturities to differ from contractual maturities, primarily as a result of prepayments.

We manage our GE Capital financing receivables portfolio using delinquency and nonaccrual data as key performance indicators. At December 31, 2020, 5.7%, 5.0% and 5.3% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively, with the vast majority of nonaccrual financing receivables secured by collateral. At December 31, 2019, 4.2%, 2.9% and 6.1% of financing receivables were over 30 days past due, over 90 days past due and on nonaccrual, respectively.
GE Capital financing receivables that comprise receivables purchased from GE Industrial are reclassified to either Current receivables or All other assets in the consolidated Statement of Financial Position. To the extent these receivables are purchased with full or limited recourse, they are excluded from the delinquency and nonaccrual data above. See Note 4 for further information.

GE 2020 FORM 10-K 73

NOTE 6. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

December 31	2020	2019
Raw materials and work in process	$7,937	$8,771
Finished goods	5,654	5,333
Deferred inventory costs(a)	2,299	3,111
Inventories, including deferred inventory costs	$15,890	$17,215
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aviation) and other costs for which the criteria for revenue recognition has not yet been met. This was previously recorded in Contract and other deferred assets.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	Depreciable lives	Original Cost		Net Carrying Value
December 31	(in years)	2020	2019	2020	2019
Land and improvements	8	$599	$608	$589	$596
Buildings, structures and related equipment	8 - 40	8,210	7,824	3,828	3,875
Machinery and equipment	4 - 20	20,915	20,082	7,869	8,360
Leasehold costs and manufacturing plant under construction	1 - 10	2,028	2,165	1,350	1,539
ROU operating lease assets				2,798	3,077
GE Industrial		$31,751	$30,680	$16,433	$17,447

Land and improvements, buildings, structures and related equipment	1 - 40	$144	$149	$23	$29
Equipment leased to others (ELTO)(a)
Aircraft	15 - 20	34,372	35,507	20,931	21,414
Engines	15 - 20	4,957	4,113	3,540	3,283
Helicopters	15 - 20	5,750	5,474	4,724	4,709
All other	15 - 35	235	237	194	214
ROU operating lease assets				189	237
GE Capital		$45,458	$45,480	$29,600	$29,886

Eliminations		(1,282)	(1,279)	(1,372)	(1,453)
Property, plant and equipment - net		$75,927	$74,880	$44,662	$45,879
(a) Included $1,475 million and $1,539 million of original cost of assets leased to GE Industrial with accumulated amortization of $(306) million and $(251) million at December 31, 2020 and 2019, respectively.

Consolidated depreciation and amortization related to property, plant and equipment was $4,636 million, $4,026 million and $4,419 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of GE Capital ELTO was $2,527 million, $2,019 million and $2,089 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

During 2020, our GE Capital Aviation Services (GECAS) business recognized pre-tax impairments of $542 million, primarily on its fixed-wing aircraft operating lease portfolio. Pre-tax impairments were $74 million for 2019. We determined the fair values of these assets using primarily the income approach. These charges are included in costs of services sold within the Statement of Earnings (Loss) and within our Capital segment.

Noncancellable future rentals due from customers for equipment on operating leases at December 31, 2020, are as follows:

2021	2022	2023	2024	2025	Thereafter	Total
$2,833	$2,451	$2,072	$1,970	$1,658	$5,316	$16,300

Income on our operating lease portfolio, primarily from our GECAS business, was $3,342 million, $3,804 million, and $4,075 million for the years ended December 31, 2020, 2019, and 2018, respectively, and comprises fixed lease income of $2,834 million, $3,045 million and $3,243 million and variable lease income of $508 million, $759 million and $832 million, respectively.

Operating Lease Liabilities. Our consolidated operating lease liabilities, included within All other liabilities in our Statement of Financial Position, were $2,973 million and $3,162 million as of December 31, 2020 and 2019, respectively, which included GE Industrial operating lease liabilities of $3,133 million and $3,369 million, respectively. Substantially all of our operating leases have remaining lease terms of 11 years or less, some of which may include options to extend.
GE 2020 FORM 10-K 74

OPERATING LEASE EXPENSE	2020	2019	2018
Long-term (fixed)	$745	$834	$966
Long-term (variable)	118	136	177
Short-term	209	206	133
Total operating lease expense	$1,072	$1,176	$1,276

MATURITY OF LEASE LIABILITIES	2021	2022	2023	2024	2025	Thereafter	Total
Undiscounted lease payments	$727	$648	$549	$437	$267	$805	$3,433
Less: imputed interest							(460)
Total lease liability as of December 31, 2020							$2,973

SUPPLEMENTAL INFORMATION RELATED TO OPERATING LEASES	2020	2019
Operating cash flows used for operating leases	$766	$888
Right-of-use assets obtained in exchange for new lease liabilities	$600	$746
Weighted-average remaining lease term	6.6 years	6.9 years
Weighted-average discount rate	4.5%	4.9%

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

CHANGES IN GOODWILL BALANCES
		2019				2020
	Balance at December 31, 2018	Dispositions	Impairments	Currency exchange and other	Balance at December 31, 2019	Acquisitions	Impairments	Currency exchange and other	Balance at December 31, 2020
Power	$139	$—	$—	$6	$145	$—	$—	$—	$146
Renewable Energy	4,730	—	(1,486)	46	3,290	—	—	111	3,401
Aviation	9,839	—	—	20	9,859	—	(877)	266	9,247
Healthcare	17,226	(5,558)	—	60	11,728	89	—	37	11,855
Capital	904	(39)	—	(26)	839	—	(839)	—	—
Corporate(a)	1,136	—	—	(262)	873	—	—	2	876
Total	$33,974	$(5,597)	$(1,486)	$(156)	$26,734	$90	$(1,717)	$417	$25,524
(a) Corporate balance at December 31, 2020 and 2019 is our Digital business.

In the fourth quarter of 2020, we performed our annual impairment test. Based on the results of this test, the fair values of each of our reporting units exceeded their carrying values.

We continue to monitor the operating results and cash flow forecasts of our Additive reporting unit in our Aviation segment as the fair value of this reporting unit was not significantly in excess of its carrying value. At December 31, 2020, our Additive reporting unit had goodwill of $243 million.

In the second quarter of 2020 we performed an interim impairment test at our Additive reporting unit within our Aviation segment and GECAS reporting unit within our Capital segment, both of which incorporated a combination of income and market valuation approaches. The results of the analysis indicated that carrying values of both reporting units were in excess of their respective fair values. Therefore, we recorded non-cash impairment losses of $877 million and $839 million for the Additive and GECAS reporting units, respectively, in the caption Goodwill impairments in our consolidated Statement of Earnings (Loss). All of the goodwill in Additive was the result of the Arcam AB and Concept Laser GmBH acquisitions in 2016. Of the $839 million of goodwill for GECAS, $729 million arose from the acquisition of Milestone Aviation, our helicopter leasing business, in 2015. After the impairment charges, there was no goodwill remaining in our GECAS reporting unit.

In 2019, goodwill decreased by $7,240 million, primarily as a result of transferring goodwill in our BioPharma business within our Healthcare segment to held for sale in the amount of $5,548 million, and recognizing a total non-cash goodwill impairment loss in our Grid Solutions equipment and services and Hydro reporting units in our Renewable Energy segment of $744 million and $742 million, respectively. After the impairment charges, the Grid Solutions equipment and services and Hydro reporting units have no remaining goodwill.

Determining the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.
GE 2020 FORM 10-K 75

		2020			2019
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION December 31	Useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related(a)	3 - 30	$6,862	$(3,432)	$3,430	$6,770	$(3,070)	$3,701
Patents and technology	2 - 25	8,191	(4,135)	4,056	8,180	(3,730)	4,450
Capitalized software	3 - 10	5,826	(3,840)	1,986	5,822	(3,651)	2,171
Trademarks & other	3 - 50	778	(477)	301	737	(406)	332
Total		$21,657	$(11,883)	$9,774	$21,510	$(10,857)	$10,653
(a) Balance includes payments made to our customers, primarily within our Aviation business.

Intangible assets decreased in 2020, primarily as a result of amortization. Consolidated amortization expense was $1,382 million, $1,569 million and $2,163 million for the years ended December 31, 2020, 2019 and 2018, respectively. Included within amortization expense for the years ended December 31, 2020, 2019 and 2018 were non-cash pre-tax impairment charges of $113 million, $103 million, and $428 million respectively.

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

Estimated consolidated annual pre-tax amortization for intangible assets over the next five calendar years are as follows:

ESTIMATED 5 YEAR CONSOLIDATED AMORTIZATION	2021	2022	2023	2024	2025
Estimated annual pre-tax amortization	$1,162	$1,085	$992	$889	$817

During 2020, we recorded additions to intangible assets subject to amortization of $420 million with a weighted-average amortizable period of 5.9 years, including capitalized software of $360 million, with a weighted-average amortizable period of 5.2 years.

NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $1,474 million in 2020. Our long-term service agreements decreased primarily due to billings of $9,571 million and a net unfavorable change in estimated profitability of $229 million at Power and $1,100 million at Aviation, offset by revenues recognized of $8,971 million. The decrease in long-term service agreements included a $587 million pre-tax charge, at Aviation, to reflect the cumulative COVID-19 pandemic-related impacts of changes to billing and cost assumptions for certain long-term service agreements, reflecting lower engine utilization, anticipated customer fleet restructuring and contract modifications. Additional adjustments could occur in future periods and could be material for certain long-term service agreements if actual customer operating behavior differs significantly from Aviation's current estimates.

December 31, 2020	Power	Aviation	Renewable Energy	Healthcare	Other	Total
Revenues in excess of billings	$5,282	$3,072	$—	$—	$—	$8,354
Billings in excess of revenues	(1,640)	(5,375)	—	—	—	(7,015)
Long-term service agreements	$3,642	$(2,304)	$—	$—	$—	$1,338
Short-term and other service agreements	129	282	106	173	29	719
Equipment contract revenues	2,015	59	1,127	306	201	3,707
Current contract assets	$5,786	$(1,963)	$1,233	$479	$229	$5,764

Nonrecurring engineering costs(a)	16	2,409	34	31	—	2,490
Customer advances and other(b)	822	2,481	—	128	(32)	3,398
Non-current contract and other deferred assets	$838	$4,889	$34	$159	$(32)	$5,888
Total contract and other deferred assets	$6,623	$2,927	$1,268	$638	$197	$11,653

GE 2020 FORM 10-K 76

December 31, 2019	Power	Aviation	Renewable Energy	Healthcare	Other	Total
Revenues in excess of billings	$5,342	$4,480	$—	$—	$—	$9,822
Billings in excess of revenues	(1,561)	(4,914)	—	—	—	(6,476)
Long-term service agreements	$3,781	$(435)	$—	$—	$—	$3,346
Short-term and other service agreements	190	316	43	169	—	717
Equipment contract revenues	1,599	82	1,217	324	106	3,327
Current contract assets	$5,569	$(37)	$1,260	$492	$106	$7,390

Nonrecurring engineering costs(a)	$44	$2,257	$47	$35	$8	$2,391
Customer advances and other(b)	909	2,313	—	156	(32)	3,346
Non-current contract and other deferred assets	$953	$4,570	$47	$190	$(24)	$5,737
Total contract and other deferred assets	$6,522	$4,533	$1,307	$683	$82	$13,127
(a)Included costs incurred prior to production (such as requisition engineering) for equipment production contracts, primarily within our Aviation segment, which are allocated ratably to each unit produced.
(b)Included amounts due from customers at Aviation for the sales of engines, spare parts and services, and at Power, for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under long-term service agreements. We have reclassified certain prior-year amounts from the long-term service agreements and equipment contract revenues line items in the table above to conform with the current year’s presentation.

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

Progress collections and deferred income increased $72 million in 2020 primarily due to the timing of new collections received in excess of revenue recognition, primarily at Renewable Energy, Healthcare and Aviation. These increases were partially offset by revenue recognized in excess of new collections at Power. Our Aviation Military equipment business received new collections of $708 million in the second quarter 2020 as part of the U.S. Department of Defense's efforts to support vendors in its supply chain during the pandemic.

Revenues recognized for contracts included in a liability position at the beginning of the year were $12,314 million and $11,020 million for the years ended December 31, 2020 and 2019, respectively.

December 31, 2020	Power	Aviation	Renewable Energy	Healthcare	Other	Total
Progress collections on equipment contracts	$4,918	$214	$1,229	$—	$—	$6,362
Other progress collections	458	4,623	4,604	414	(4)	10,096
Total progress collections	$5,376	$4,837	$5,834	$414	$(4)	$16,458
Current deferred income	17	132	194	1,309	105	1,757
Progress collections and deferred income	$5,393	$4,969	$6,028	$1,724	$102	$18,215
Non-current deferred income	116	898	214	564	10	1,801
Total progress collections and deferred income	$5,509	$5,867	$6,241	$2,288	$112	$20,016

December 31, 2019
Progress collections on equipment contracts	$5,857	$115	$1,268	$—	$—	$7,240
Other progress collections	413	4,748	4,193	305	2	9,662
Total progress collections	$6,270	$4,863	$5,461	$305	$2	$16,902
Current deferred income	18	90	140	1,180	59	1,487
Progress collections and deferred income	$6,288	$4,953	$5,602	$1,485	$61	$18,389
Non-current deferred income	31	874	144	467	39	1,555
Total progress collections and deferred income	$6,319	$5,827	$5,745	$1,952	$100	$19,944

GE 2020 FORM 10-K 77

NOTE 10. ALL OTHER ASSETS

December 31	2020	2019
Prepaid taxes and deferred charges	$368	$610
Derivative instruments (Note 21)	440	211
Other	27	31
GE Industrial All other current assets	$835	$852

Assets held for sale	$871	$2,294
Derivative instruments (Note 21)	42	529
Other	108	113
GE Capital All other current assets	$1,021	$2,936
Eliminations	(334)	(426)
Consolidated All other current assets	$1,522	$3,362

Equity method and other investments	$3,827	$4,015
Long-term receivables (Note 4)	2,430	2,413
Prepaid taxes and deferred charges	817	870
Other	874	449
GE Industrial All other non-current assets	$7,948	$7,748

Equity method and other investments	$3,199	$2,227
GECAS pre-delivery payments (Note 23)	2,871	2,934
Insurance cash and cash equivalents(a)	455	583
Other	543	551
GE Capital All other non-current assets	$7,068	$6,294
Eliminations	(419)	(160)
Consolidated All other non-current assets	$14,597	$13,882
Total All other assets	$16,119	$17,244
(a) Cash and cash equivalents in GE Capital insurance entities is subject to regulatory restrictions and used for operations of those entities. Therefore, the balance is included in All other assets.

Equity method investments. Unconsolidated entities over which we have significant influence are accounted for as equity method investments and presented on a one-line basis in All other assets on our consolidated Statement of Financial Position. Equity method income includes our share of the results of unconsolidated entities, gains (loss) from sales and impairments of investments, which is included in Other income for GE Industrial and in Revenues from services for GE Capital in our consolidated Statement of Earnings (Loss). See Note 1 for further information.

	Equity method investment balance		Equity method income (loss)
December 31	2020	2019	2020	2019	2018
Power	$576	$565	$43	$(4)	$(20)
Renewable Energy	724	630	13	(2)	(1)
Aviation	2,032	2,073	(41)	204	126
Healthcare	251	245	7	19	16
Capital(a)	3,110	2,159	77	217	(254)
Corporate items and eliminations	31	28	5	(11)	(99)
Total consolidated	$6,724	$5,700	$104	$423	$(233)
(a) Equity method investments in GE Capital increased $951 million driven primarily by an increase in renewable energy tax equity investments at Energy Financial Services (EFS) and an increase in investments in our run-off insurance operations.
GE 2020 FORM 10-K 78

NOTE 11. BORROWINGS

December 31		2020		2019
		Amount	Average Rate	Amount	Average Rate
Commercial paper		$—	—%	$3,008	1.62%
Current portion of long-term borrowings		36	5.03	766	0.36
Current portion of long-term borrowings assumed by GE Industrial		2,432	3.49	5,473	3.71
Other		882		1,832
Total GE Industrial short-term borrowings		$3,350		$11,079

Current portion of long-term borrowings		$853	1.72%	$11,226	3.01%
Intercompany payable to GE Industrial		2,432		2,104
Non-recourse borrowings of consolidated securitization entities		892	0.81	1,569	1.26
Other		283		804
Total GE Capital short-term borrowings		$4,461		$15,702

Eliminations		(3,033)		(3,140)
Total short-term borrowings		$4,778		$23,641

	Maturities	Amount	Average Rate	Amount	Average Rate
Senior notes	2022-2050	$18,994	2.90%	$14,762	2.11%
Senior notes assumed by GE Industrial	2022-2055	18,178	3.25	23,024	4.17
Subordinated notes assumed by GE Industrial	2035-2037	1,779	3.28	2,871	3.68
Other		435		324
Total GE Industrial long-term borrowings		$39,386		$40,980

Senior notes	2022-2042	$30,132	3.41%	$25,371	3.66%
Subordinated notes		189		178
Intercompany payable to GE Industrial		16,780		17,038
Non-recourse borrowings of consolidated securitization entities		—		86	2.82
Other		582		626
Total GE Capital long-term borrowings		$47,683		$43,299

Eliminations		(16,780)		(17,038)
Total long-term borrowings		$70,288		$67,241
Total borrowings		$75,067		$90,882

At December 31, 2020, the outstanding GE Capital borrowings that had been assumed by GE Industrial as part of the GE Capital Exit Plan was $22,390 million ($2,432 million short term and $19,957 million long term), for which GE Industrial has an offsetting receivable from GE Capital of $19,213 million. The difference of $3,177 million (zero in short-term borrowings and $3,177 million in long-term borrowings) represents the amount of borrowings GE Capital had funded with available cash to GE Industrial via intercompany loans in lieu of GE Industrial issuing borrowings externally. GE Industrial repaid a total of $9,049 million of intercompany loans from GE Capital in 2020.

At December 31, 2020, total GE Industrial borrowings of $23,523 million comprised GE Industrial-issued borrowings of $20,346 million and intercompany loans from GE Capital to GE Industrial of $3,177 million as described above.

GE Industrial has provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities issued or guaranteed by GE Capital. This Guarantee applied to $28,503 million and $34,683 million of GE Capital debt at December 31, 2020 and December 31, 2019, respectively.

In the second quarter of 2020, GE Industrial issued a total of $7,500 million in aggregate principal amount of senior unsecured debt, comprising $1,000 million of 3.450% Notes due 2027, $1,250 million of 3.625% Notes due 2030, $1,500 million of 4.250% Notes due 2040, and $3,750 million of 4.350% Notes due 2050, and used these proceeds in addition to a portion of the proceeds from the BioPharma sale to repay a total of $7,500 million of intercompany loans to GE Capital and to complete a tender offer to purchase $4,237 million in aggregate principal amount of certain GE Industrial unsecured debt, comprising $2,046 million of 2.700% Notes due 2022, €934 million ($1,011 million equivalent) of 0.375% Notes due 2022, €425 million ($460 million equivalent) of 1.250% Notes due 2023, €376 million ($407 million equivalent) of floating-rate Notes due 2020, and $312 million of 3.375% Notes due 2024. The total cash consideration paid for these purchases was $4,282 million and the total carrying amount of the purchased notes was $4,228 million, resulting in a loss of $63 million (including $9 million of fees and other costs associated with the tender) which was recorded in Interest and other financial charges in the GE Industrial Statement of Earnings (Loss). In addition to the purchase price, GE Industrial paid any accrued and unpaid interest on the purchased notes through the date of purchase.

GE 2020 FORM 10-K 79

In the second quarter of 2020, GE Capital issued a total of $6,000 million in aggregate principal amount of senior unsecured debt with maturities ranging from 2025 to 2032, and used these proceeds in addition to the proceeds received from repayments of intercompany loans from GE Industrial to complete tender offers to purchase a total of $9,787 million in aggregate principal amount of certain senior unsecured debt. The total cash consideration paid for these purchases was $9,950 million and the total carrying amount of the purchased notes was $9,827 million, resulting in a total loss of $143 million (including $20 million of fees and other costs associated with the tender) which was recorded in Interest and other financial charges in the GE Capital Statement of Earnings (Loss). In addition to the purchase price, GE Capital paid any accrued and unpaid interest on the purchased notes through the date of purchase.

In the fourth quarter of 2020, GE Capital completed a tender offer to purchase a total of $2,157 million in aggregate principal amount of certain senior unsecured debt. The total cash consideration paid for these purchases was $2,255 million and the carrying amount of the purchased notes was $2,166 million, resulting in a total loss of $95 million (including $6 million of fees and other costs associated with the tender) which was recorded in Interest and other financial charges in the GE Capital Statement of Earnings (Loss). In addition to the purchase price, GE Capital paid any accrued and unpaid interest on the purchased notes through the date of purchase.

See Notes 4 and 22 for further information about non-recourse borrowings of consolidated securitization entities. See Note 21 for further information about borrowings and associated interest rate swaps.

Long-term debt maturities over the next five years follow.

	2021		2022	2023	2024	2025
GE Industrial excluding assumed debt	$36		$2,016	$977	$477	$2,440
GE Capital debt assumed by GE Industrial	2,432		1,483	1,977	918	237
GE Capital other debt	853	(a)	1,469	1,771	142	3,477
(a)Fixed and floating rate notes of $340 million contain put options with exercise dates in 2021, which have final maturity beyond 2025.

The total interest payments on consolidated borrowings are estimated to be $2,326 million, $2,210 million, $2,072 million, $2,006 million and $1,932 million for 2021, 2022, 2023, 2024 and 2025, respectively.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations.

December 31, 2020	Long-term care insurance contracts	Structured settlement annuities & life insurance contracts	Other contracts	Other adjustments(a)	Total
Future policy benefit reserves	$16,934	$9,207	$181	$8,160	$34,482
Claim reserves(b)	4,393	275	1,068	—	5,736
Investment contracts	—	1,034	1,016	—	2,049
Unearned premiums and other	19	189	89	—	298
	21,346	10,705	2,354	8,160	42,565
Eliminations	—	—	(374)	—	(374)
Total	$21,346	$10,705	$1,980	$8,160	$42,191

December 31, 2019
Future policy benefit reserves	$16,755	$9,511	$183	$5,655	$32,104
Claim reserves(b)	4,238	252	1,125	—	5,615
Investment contracts	—	1,136	1,055	—	2,191
Unearned premiums and other	30	196	96	—	322
	21,023	11,095	2,459	5,655	40,232
Eliminations	—	—	(406)	—	(406)
Total	$21,023	$11,095	$2,053	$5,655	$39,826
(a)To the extent that unrealized gains on specific investment securities supporting our insurance contracts would result in a premium deficiency should those gains be realized, an increase in future policy benefit reserves is recorded, with an after-tax reduction of net unrealized gains recognized through Other comprehensive income in our consolidated Statement of Earnings (Loss).
(b)Other contracts included claim reserves of $316 million and $342 million related to short-duration contracts at Electric Insurance Company, net of eliminations, at December 31, 2020 and 2019, respectively.

The increase in insurance liabilities and annuity benefits of $2,365 million from December 31, 2019 to December 31, 2020 is primarily due to an adjustment of $2,505 million resulting from an increase in unrealized gains on investment securities that would result in a premium deficiency should those gains be realized.

GE 2020 FORM 10-K 80

Claim reserve activity included incurred claims of $1,801 million, $1,873 million and $2,106 million, of which $(1) million, $(36) million and $(46) million related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation in the years ended December 31, 2020, 2019 and 2018, respectively. Paid claims were $1,728 million, $1,626 million and $1,937 million in the years ended December 31, 2020, 2019 and 2018, respectively.

Reinsurance recoveries are recorded as a reduction of insurance losses and annuity benefits in our consolidated Statement of Earnings (Loss) and amounted to $350 million, $362 million and $324 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Reinsurance recoverables, net of allowances of $1,510 million and $1,355 million, are included in non-current Other GE Capital receivables in our consolidated Statement of Financial Position, and amounted to $2,552 million and $2,416 million at December 31, 2020 and 2019, respectively. The vast majority of our remaining net reinsurance recoverables are secured by assets held in a trust for which we are the beneficiary.

2020 Premium Deficiency Testing. We completed our annual premium deficiency testing in the aggregate across our run-off insurance portfolio in the third quarter of 2020. The results of our testing indicated there was a positive margin of less than 2% of the recorded future policy benefit reserves, excluding Other adjustments, at September 30, 2020. As a result, the assumptions updated in connection with the premium deficiency recognized in 2019 remain locked-in and will remain so unless another premium deficiency occurs in the future.

We also noted our projections as of third quarter 2020 indicate the present value of projected earnings in each future year to be positive, and therefore, no further adjustments to our future policy benefit reserves were required at this time.

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

Statutory accounting practices, not GAAP, determine the required statutory capital levels of our insurance legal entities and, therefore, may affect the amount or timing of capital contributions that may be required from GE Capital to its insurance legal entities. Statutory accounting practices are set forth by the National Association of Insurance Commissioners (NAIC) as well as state laws, regulation and general administrative rules and differ in certain respects from GAAP. The 2020 premium deficiency testing described above was performed on a GAAP basis. The adverse impact on our statutory additional actuarial reserves (AAR) arising from our revised assumptions in 2017, including the collectability of reinsurance recoverables, is expected to require GE Capital to contribute approximately $14,500 million additional capital to its run-off insurance operations in 2018-2024. For statutory accounting purposes, the Kansas Insurance Department (KID) approved our request for a permitted accounting practice to recognize the 2017 AAR increase over a seven-year period. GE Capital provided capital contributions to its insurance subsidiaries of $2,000 million, $1,900 million and $3,500 million in the first quarters of 2020, 2019 and 2018, respectively. GE Capital expects to provide further capital contributions of approximately $7,000 million through 2024 (of which approximately $2,000 million is expected to be contributed in the first quarter of 2021 pending completion of our December 31, 2020 statutory reporting process, which includes asset adequacy testing), subject to ongoing monitoring by KID. GE is a party to capital maintenance agreements with its run-off insurance subsidiaries under which GE is required to maintain their statutory capital levels at 300% of their year-end Authorized Control Level risk-based capital requirements as defined from time to time by the NAIC.
GE 2020 FORM 10-K 81

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

DESCRIPTION OF OUR PLANS
Plan Category		Participants	Funding	Other
Principal Pension Plans	GE Pension Plan	Covers U.S. participants. ~176,500 retirees and beneficiaries, ~93,000 vested former employees and ~26,500 active employees.	Our funding policy is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws. We may decide to contribute additional amounts beyond this level.
This plan has been closed to new participants since 2012. Benefits for ~20,000 employees with salaried benefits were frozen effective January 1, 2021, and thereafter these employees will receive increased company contributions in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan (announced 10/2019).

	GE Supplementary Pension Plan	Provides supplementary benefits to higher-level, longer-service U.S. employees	This plan is unfunded. We pay benefits from company cash.
The annuity benefit has been closed to new participants since 2011 and has been replaced by an installment benefit. Benefits for ~700 employees who became executives before 2011 were frozen effective January 1, 2021, and thereafter these employees will accrue the installment benefit offered to new executives since 2011.

Other Pension Plans	44 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million	Covers ~56,500 retirees and beneficiaries, ~49,500 vested former employees and ~20,000 active employees	Our funding policy is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws in each country. We pay benefits for some plans from company cash.	In certain countries, benefit accruals have ceased and/or have been closed to new hires as of various dates.
Principal Retiree Benefit Plans	Provides health and life insurance benefits to certain eligible participants	Covers U.S participants. ~170,000 retirees and dependents	We fund retiree health benefits on a pay-as-you-go basis and the retiree life insurance trust at our discretion.	Participants share in the cost of the healthcare benefits.

FUNDING STATUS BY PLAN TYPE	Benefit Obligation		Fair Value of Assets		Deficit/(Surplus)
	2020	2019	2020	2019	2020	2019
Principal Pension Plans:
GE Pension Plan (subject to regulatory funding)	$68,945	$65,065	$58,843	$52,633	$10,102	$12,432
GE Supplementary Pension Plan (not subject to regulatory funding)	7,353	6,691	—	—	7,353	6,691
	76,298	71,756	58,843	52,633	17,455	19,123
Other Pension Plans:
Subject to regulatory funding	21,793	19,907	21,283	18,906	510	1,001
Not subject to regulatory funding	2,865	3,014	223	236	2,642	2,778
Principal retiree benefit plans (not subject to regulatory funding)	5,019	5,160	134	289	4,885	4,871

Total plans subject to regulatory funding	90,738	84,972	80,126	71,539	10,612	13,433
Total plans not subject to regulatory funding	15,237	14,865	357	525	14,880	14,340
Total plans	$105,975	$99,837	$80,483	$72,064	$25,492	$27,773

FUNDING. The Employee Retirement Income Security Act (ERISA) determines minimum pension funding requirements in the U.S. In December 2020, we made a discretionary contribution of $2,500 million to the GE Pension Plan and, based on our current assumptions, we do not anticipate additional required contributions to the plan through 2023. We made a contribution to the GE Pension Plan in 2018 which was sufficient to satisfy our minimum ERISA funding requirements for 2019 and 2020.
GE 2020 FORM 10-K 82

On an ERISA basis, our preliminary estimate is that the GE Pension Plan was approximately 94% and 93% funded at January 1, 2021 and 2020 respectively. The ERISA funded status is higher than the GAAP funded status (85% and 81% funded for 2020 and 2019 respectively) primarily because the ERISA prescribed interest rate for determining liabilities is calculated using a long-term average interest rate. As a result, the ERISA interest rate is higher than the year-end GAAP discount rate. The higher ERISA interest rate lowers pension liabilities for ERISA funding purposes.

We expect to pay approximately $325 million for benefit payments under our GE Supplementary Pension Plan and administrative expenses of our principal pension plans and expect to contribute approximately $460 million to other pension plans in 2021. We fund retiree health benefits on a pay-as-you-go basis and the retiree life insurance trust at our discretion. We expect to contribute approximately $335 million in 2021 to fund such benefits.

ACTIONS. In December 2020, we transferred obligations of $1,706 million from the GE Pension Plan, representing the benefits of approximately 70,000 of GE’s retirees and beneficiaries, to a third-party insurance company by irrevocably committing to purchase group annuity contracts. The transaction was funded directly by the assets of the plan and is reflected as a settlement.

In 2019, we offered approximately 100,000 former U.S. employees with a vested benefit in the GE Pension Plan a limited-time option to take a lump sum distribution in lieu of future monthly payments. In December 2019, lump sum distributions of $2,657 million were made from the assets of the plan and this event is reflected as a settlement.

COST OF OUR BENEFITS PLANS	2020			2019			2018
AND ASSUMPTIONS	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Components of expense (income)
Service cost - operating	$657	$243	$59	$654	$246	$58	$888	$323	$63
Interest cost	2,350	422	150	2,780	542	202	2,658	548	196
Expected return on plan assets	(2,993)	(1,082)	(11)	(3,428)	(1,144)	(21)	(3,248)	(1,285)	(29)
Amortization of net actuarial loss (gain)	3,399	434	(82)	3,439	319	(118)	3,785	312	(79)
Amortization of prior service cost (credit)	146	1	(234)	135	3	(232)	143	(9)	(230)
Curtailment / settlement loss (gain)(a)	—	12	—	349	13	(38)	34	1	—
Non-operating	$2,902	$(213)	$(177)	$3,275	$(267)	$(207)	$3,372	$(433)	$(142)
Net periodic expense (income)	$3,559	$30	$(118)	$3,929	$(21)	$(149)	$4,260	$(110)	$(79)
Weighted-average assumptions used to determine benefit obligations
Discount rate	2.61%	1.44%	2.15%	3.36%	1.97%	3.05%	4.34%	2.75%	4.12%
Compensation increases	2.95	3.06	2.82	2.95	3.16	3.75	3.60	3.16	3.60
Initial healthcare trend rate(b)	N/A	N/A	5.90	N/A	N/A	5.90	N/A	N/A	6.00
Weighted-average assumptions used to determine benefit cost
Discount rate(c)	3.36	1.97	3.05	4.07	2.75	4.12	3.64	2.41	3.43
Expected rate of return on plan assets	6.25	5.69	7.00	6.75	6.76	7.00	6.75	6.75	7.00
(a) For 2019, the principal pension amount is a curtailment loss driven by freezing the GE Pension Plan benefits for certain participants.
(b) For 2020, ultimately declining to 5% for 2030 and thereafter.
(c) Weighted average 2019 discount rate for principal pension was 4.07%. Discount rate was 4.34% for January 1, 2019 through September 30, 2019 and then changed to 3.24% for the remainder of 2019 due to the remeasurement of the plans for the U.S. pension changes announced in October 2019.

We expect 2021 net periodic benefit costs for principal pension, other pension and principal retiree benefit plans to be about $2,400 million, which is a decrease of approximately $1,100 million from 2020. The decrease is primarily due to the freezing of benefits for certain participants under the GE Pension Plan and lower interest costs driven by the lower discount rate. The 2020 year-end discount rate increases the amortization of net actuarial loss, but this increase is offset by less amortization of net actuarial loss related to past years.

The components of net periodic benefit costs, other than the service cost component, are included in Non-operating benefit costs in our consolidated Statement of Earnings (Loss).
GE 2020 FORM 10-K 83

PLAN FUNDED STATUS AND AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
	2020						2019
	Principal pension		Other pension		Principal retiree benefit		Principal pension		Other pension		Principal retiree benefit
Change in benefit obligations
Balance at January 1	$71,756		$22,921		$5,160		$68,500		$21,091		$5,153
Service cost	657		243		59		654		246		58
Interest cost	2,350		422		150		2,780		542		202
Participant contributions	69		28		63		77		29		61
Plan amendments	—		27		(7)		(42)	(c)	(17)		(23)
Actuarial loss (gain) - net	7,057	(a)	1,927	(a)	85	(a)	7,073	(d)	2,422	(a)	275	(a)
Benefits paid	(3,885)		(1,062)		(491)		(3,788)		(1,043)		(533)
Curtailments	—		(69)		—		(838)		(32)		(33)
Settlements	(1,706)	(b)	—		—		(2,657)	(e)	—		—
Dispositions/ acquisitions / other - net	—		(335)		—		(3)		(1,030)		—
Exchange rate adjustments	—		556		—		—		713		—
Balance at December 31	$76,298	(f)	$24,658		$5,019	(g)	$71,756	(f)	$22,921		$5,160	(g)
Change in plan assets
Balance at January 1	52,633		19,142		289		50,009		17,537		362
Actual gain (loss) on plan assets	8,926		2,542		(22)		8,694		2,229		57
Employer contributions	2,806		509		295		298		716		342
Participant contributions	69		28		63		77		29		61
Benefits paid	(3,885)		(1,062)		(491)		(3,788)		(1,043)		(533)
Settlements	(1,706)	(b)	—		—		(2,657)	(e)	—		—
Dispositions/ acquisitions / other - net	—		(59)		—		—		(1,030)		—
Exchange rate adjustments	—		406		—		—		704		—
Balance at December 31	$58,843		$21,506		$134		$52,633		$19,142		$289
Funded status - deficit	$17,455		$3,152		$4,885		$19,123		$3,779		$4,871
Amounts recorded in the consolidated Statement of Financial Position
Non-current assets - other	—		845		—		—		475		—
Current liabilities - other	(315)		(106)		(330)		(296)		(123)		(355)
Non-current liabilities - compensation and benefits	(17,140)		(3,891)		(4,555)		(18,827)		(4,131)		(4,516)
Net amount recorded	$(17,455)		$(3,152)		$(4,885)		$(19,123)		$(3,779)		$(4,871)
Amounts recorded in Accumulated other comprehensive income (loss)
Prior service cost (credit)	(80)		19		(2,148)		67		(16)		(2,376)
Actuarial loss (gain)	5,687		4,582		(633)		7,961		4,665		(833)
Total recorded in Accumulated other comprehensive income (loss)	$5,607		$4,601		$(2,781)		$8,028		$4,649		$(3,209)
(a)Principally associated with discount rate changes.
(b)Irrevocable commitment to purchase group annuity contracts from a third-party insurance company in December 2020.
(c)GE Supplementary Pension Plan amendment for the U.S. pension changes announced in October 2019 offset by other plan amendments adopted in 2019.
(d)Principally associated with discount rate changes offset by impact of the one-time lump sum payments under the GE Pension Plan.
(e)Payments made to former employees from the GE Pension Plan assets for the one-time lump sum payments.
(f)The benefit obligation for the GE Supplementary Pension Plan, which is an unfunded plan, was $7,353 million and $6,691 million at year-end 2020 and 2019, respectively.
(g)The benefit obligation for retiree health plans was $3,094 million and $3,306 million at December 31, 2020 and 2019, respectively.

ASSUMPTIONS USED IN CALCULATIONS. Our defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including a discount rate, an expected return on assets, mortality rates of participants and expectation of mortality improvement.

Projected benefit obligations are measured as the present value of expected benefit payments. We discount those cash payments using a discount rate. We determine the discount rate using the weighted-average yields on high-quality fixed-income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and generally increase subsequent-year pension expense; higher discount rates decrease present values and generally reduce subsequent-year pension expense.

GE 2020 FORM 10-K 84

The compensation assumption is used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in Accumulated other comprehensive income (loss) (AOCI) in our consolidated Statement of Financial Position and amortized into earnings in subsequent periods.

The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the benefit obligations. To determine the expected long-term rate of return on pension plan assets, we consider our asset allocation, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given our asset allocation. Based on our analysis, we have assumed a 6.25% long-term expected return on our GE Pension Plan assets for cost recognition in 2020, as compared to 6.75% in 2019 and 2018.

The Society of Actuaries issued new mortality improvement tables in 2020 and new mortality base and improvement tables in 2019. We updated mortality assumptions in the U.S. accordingly. These changes in assumptions decreased the December 31, 2020 and 2019 U.S. pension and retiree benefit plans' obligations by $180 million and $529 million, respectively.

The healthcare trend assumptions apply to our pre-65 retiree medical plans. Our post-65 retiree plan has a fixed subsidy and therefore is not subject to healthcare inflation.

We evaluate these critical assumptions at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographics factors such as retirement age and turnover, and update them to reflect our actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. Differences between our actual results and what we assumed are recorded in Accumulated other comprehensive income each period. These differences are amortized into earnings over the remaining average future service of active participating employees or the expected life of inactive participants, as applicable.

SENSITIVITIES TO KEY ASSUMPTIONS. Fluctuations in discount rates can significantly impact pension cost and obligations. A 25 basis point decrease in discount rate would increase principal pension plan cost in the following year by about $220 million and would increase the principal pension projected benefit obligation at year-end by about $2,400 million. The deficit sensitivity to the discount rate is lower than the projected benefit obligation sensitivity as a result of the liability hedging program incorporated in the plan's asset allocation. A 50 basis point decrease in the expected return on assets would increase principal pension plan cost in the following year by about $250 million.

THE COMPOSITION OF OUR PLAN ASSETS. The fair value of our pension plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of these assets are described in Note 1 and have been applied consistently.

	2020		2019
	Principal pension	Other pension	Principal pension	Other pension
Global equities	$5,552	$3,674	$6,826	$3,484
Debt securities
Fixed income and cash investment funds	6,831	10,003	4,398	8,089
U.S. corporate(a)	8,512	410	8,025	365
Other debt securities(b)	5,505	440	6,076	424
Real estate	2,274	81	2,309	140
Private equities and other investments	490	499	23	452
Total	29,164	15,107	27,657	12,954
Plan assets measured at net asset value
Global equities	16,259	1,415	14,616	1,450
Debt securities	5,445	1,268	3,744	914
Real estate	1,324	1,978	1,167	1,930
Private equities and other investments	6,651	1,738	5,449	1,894
Total plan assets at fair value	$58,843	$21,506	$52,633	$19,142
(a)Primarily represented investment-grade bonds of U.S. issuers from diverse industries.
(b)Primarily represented investments in residential and commercial mortgage-backed securities, non-U.S. corporate and government bonds and U.S. government, federal agency, state and municipal debt.

GE Pension Plan investments with a fair value of $2,721 million and $2,838 million at December 31, 2020 and 2019, respectively, were classified within Level 3 and primarily relate to real estate. The remaining investments were substantially all considered Level 1 and 2. Other pension plans investments with a fair value of $97 million and $105 million at December 31, 2020 and 2019, respectively, were classified within Level 3. Principal retiree benefit plan investments with a fair value of $134 million and $289 million at December 31, 2020 and 2019, respectively, comprised equity and debt securities which are considered Level 1 and 2. There were no Level 3 principal retiree benefit plan investments held in 2020 and 2019. Plan assets that were measured at fair value using NAV as practical expedient were excluded from the fair value hierarchy.
GE 2020 FORM 10-K 85

ASSET ALLOCATION OF PENSION PLANS	2020 Target allocation		2020 Actual allocation
	Principal Pension	Other Pension (weighted average)	Principal Pension	Other Pension (weighted average)
Global equities	30.0 - 47.0%	22%	37%	25%
Debt securities (including cash equivalents)	21.0 - 65.0	52	45	56
Real estate	3.5 - 13.5	9	6	10
Private equities & other investments	6.0 - 16.0	17	12	9

Plan fiduciaries of the GE Pension Plan set investment policies and strategies for the GE Pension Trust and oversee its investment allocation, which includes selecting investment managers and setting long-term strategic targets. The plan fiduciaries' primary strategic investment objectives are balancing investment risk and return and monitoring the plan’s liquidity position in order to meet the plan's near-term benefit payment and other cash needs. The plan has incorporated de-risking objectives and liability hedging programs as part of its long-term investment strategy. The plan utilizes a combination of long dated corporate bonds, treasuries, strips and derivatives to implement its investment strategies as well as for hedging asset and liability risks. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

GE securities represented 0.6% of the GE Pension Trust assets at December 31, 2020 and 2019. The GE Pension Plan has a broadly diversified portfolio of investments in equities, fixed income, private equities and real estate; these investments are both U.S. and non-U.S. in nature. As of December 31, 2020, no sector concentration of assets exceeded 15% of total GE Pension Plan assets.

ANNUALIZED RETURNS	1 year	5 years	10 years	25 years
GE Pension Plan	17.6%	9.7%	8.0%	8.0%

EXPECTED FUTURE BENEFIT PAYMENTS OF OUR BENEFIT PLANS	Principal pension	Other pension	Principal retiree benefit
2021	$3,725	$945	$460
2022	3,785	945	440
2023	3,820	955	420
2024	3,845	970	395
2025	3,865	995	380
2026 - 2030	19,410	5,185	1,615

DEFINED CONTRIBUTION PLAN. We have a defined contribution plan for eligible U.S. employees that provides employer contributions. Defined contribution costs were $318 million, $355 million and $410 million for the years ended December 31, 2020, 2019, and 2018, respectively.

COST OF POSTRETIREMENT BENEFIT PLANS AND CHANGES IN OTHER COMPREHENSIVE INCOME
For the years ended December 31	2020			2019			2018
(Pre-tax)	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Cost (income) of postretirement benefit plans	$3,559	$30	$(118)	$3,929	$(21)	$(149)	$4,260	$(110)	$(79)
Changes in other comprehensive income
Prior service cost (credit) - current year	—	27	(7)	(42)	(17)	(23)	—	82	—
Actuarial loss (gain) - current year	1,124	529	119	971	1,592	240	(111)	464	(543)
Reclassifications out of AOCI
Curtailment / settlement gain (loss)	—	(3)	—	(353)	(12)	4	(45)	(2)	—
Dispositions	—	(166)	—	—	(340)	—	—	—	—
Amortization of net actuarial gain (loss)	(3,399)	(434)	82	(3,439)	(319)	118	(3,785)	(312)	79
Amortization of prior service credit (cost)	(146)	(1)	234	(135)	(3)	232	(143)	9	230
Total changes in other comprehensive income	(2,421)	(48)	428	(2,998)	901	571	(4,084)	241	(234)
Cost of postretirement benefit plans and changes in other comprehensive income	$1,138	$(18)	$310	$931	$880	$422	$176	$131	$(313)

GE 2020 FORM 10-K 86

NOTE 14. CURRENT AND ALL OTHER LIABILITIES

December 31	2020	2019
Sales allowances, equipment projects and other commercial liabilities	$5,123	$4,277
Product warranties (Note 23)	1,197	1,371
Employee compensation and benefit liabilities	4,763	5,114
Taxes payable	413	429
Environmental, health and safety liabilities (Note 23)	359	330
Due to GE Capital	984	1,080
Derivative instruments (Note 21)	250	171
Other	1,044	2,479
GE Industrial All other current liabilities	14,131	15,251
Aircraft maintenance reserve, sales deposits and other commercial liabilities	1,465	2,336
Interest payable	1,064	1,189
Derivative instruments (Note 21)	117	31
Other	1,244	495
GE Capital All other current liabilities	3,890	4,052
Eliminations	(1,422)	(1,483)
Consolidated All other current liabilities	$16,600	$17,821

Sales allowances, equipment projects and other commercial liabilities	3,917	3,923
Product warranties (Note 23)	857	793
Operating lease liabilities (Note 7)	3,133	3,369
Uncertain and other income taxes and related liabilities	3,652	3,410
Alstom legacy legal matters (Note 23)	858	875
Environmental, health and safety liabilities (Note 23)	2,210	2,154
Redeemable noncontrolling interests (Note 16)	487	439
Other	1,326	1,342
GE Industrial All other non-current liabilities	16,440	16,306

Other commercial liabilities	455	573
Operating lease liabilities (Note 7)	221	238
Uncertain and other income taxes and related liabilities	475	415
GE Capital All other non-current liabilities	1,151	1,226
Eliminations	(1,514)	(1,593)
Consolidated All other non-current liabilities	$16,077	$15,938
Total	$32,677	$33,759

We have reclassified certain prior-year amounts, including equipment project costs accruals of $1,432 million from GE Industrial All other current liabilities to Accounts payable and equipment project accruals to conform with the current year’s presentation.

NOTE 15. INCOME TAXES. GE Industrial and GE Capital file a consolidated U.S. federal income tax return. This enables GE Industrial and GE Capital to use tax deductions and credits of one member of the group to reduce the tax that otherwise would have been payable by another member of the group. The effective tax rate reflects the benefit of these tax reductions in the consolidated return. GE Industrial makes cash payments to GE Capital for tax reductions and GE Capital pays for tax increases at the time GE Industrial’s tax payments are due.

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations.

(BENEFIT) PROVISION FOR INCOME TAXES	2020	2019	2018
Current tax expense (benefit)	$2,123	$2,551	$1,743
Deferred tax expense (benefit) from temporary differences	(1,735)	(1,242)	(1,276)
Total GE Industrial	388	1,309	467
Current tax expense (benefit)	329	(720)	596
Deferred tax expense (benefit) from temporary differences	(1,191)	138	(970)
Total GE Capital	(862)	(582)	(374)
Current tax expense (benefit)	2,452	1,831	2,339
Deferred tax expense (benefit) from temporary differences	(2,926)	(1,104)	(2,245)
Total consolidated	$(474)	$726	$93
GE 2020 FORM 10-K 87

CONSOLIDATED EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2020	2019	2018
U.S. earnings (loss)	$(5,325)	$506	$(9,861)
Non-U.S. earnings (loss)	10,522	643	(11,126)
Total	$5,197	$1,149	$(20,987)

CONSOLIDATED (BENEFIT) PROVISION FOR INCOME TAXES	2020	2019	2018
U.S. Federal
Current	$939	$146	$1,019
Deferred	(2,032)	(1,266)	(3,144)
Non - U.S.
Current	1,331	2,008	1,132
Deferred	(793)	106	1,197
Other	80	(267)	(111)
Total	$(474)	$726	$93

INCOME TAXES PAID (RECOVERED)	2020	2019	2018
GE Industrial	$2,399	$2,183	$1,803
GE Capital	(1,108)	45	65
Total(a)	$1,291	$2,228	$1,868
(a) Includes tax payments reported in discontinued operations.

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO ACTUAL INCOME TAX RATE	Consolidated			GE Industrial			GE Capital
	2020	2019	2018	2020	2019	2018	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
Tax on global activities including exports(a)	(28.5)	91.0	(5.0)	(16.3)	61.0	(5.1)	13.8	8.1	3.2
U.S. business credits(b)	(3.3)	(22.5)	2.6	(1.0)	(6.4)	0.4	4.7	21.9	120.0
Goodwill impairments	6.9	26.0	(21.5)	2.5	16.6	(21.9)	(8.3)	—	—
Tax Cuts and Jobs Act enactment	0.9	0.2	(0.2)	0.7	5.6	0.5	0.1	15.2	(36.5)
All other – net(c)(d)(e)	(6.1)	(52.5)	2.7	(1.6)	(25.1)	2.8	9.8	23.1	(8.0)
	(30.1)	42.2	(21.4)	(15.7)	51.7	(23.3)	20.1	68.3	78.7
Actual income tax rate	(9.1)%	63.2%	(0.4)%	5.3%	72.7%	(2.3)%	41.1%	89.3%	99.7%
(a)For the year ended December 31, 2020, included (27.8)%, (18.5)% and 4.6% in consolidated, GE Industrial and GE Capital, respectively, related to the sale of our Biopharma business. For the year ended December 31, 2019, included 55.1% and 35.1% in consolidated and GE Industrial, respectively related to the sale of our BioPharma business.
(b)U.S. general business credits, primarily the credit for energy produced from renewable sources and the credit for research performed in the U.S.
(c)For the year ended December 31, 2020, included (2.7)%, (0.9)% and 3.6% in consolidated, GE Industrial and GE Capital, respectively for the resolution of the IRS audit of our consolidated U.S. income tax returns for 2014-2015. For the year ended December 31, 2019, included (32.9)%, (19.7)% and 3.5% in consolidated, GE Industrial and GE Capital, respectively for the resolution of the IRS audit of our consolidated U.S. income tax returns for 2012-2013.
(d)For the year ended December 31, 2020, included (3.9)%, (2.1)% and 2.2% in consolidated, GE Industrial and GE Capital, respectively, related to deductible stock losses. For the year ended December 31, 2019, included (12.5)% and (8.0)% in consolidated and GE Industrial, respectively, related to the disposition of the Digital ServiceMax business. For the year ended December 31, 2018, included 2.8% and 2.8% in consolidated and GE Industrial, respectively, related to deductible stock losses.
(e)Included for each period, the expense or benefit for Other taxes reported above in the consolidated (benefit) provision for income taxes, net of 21.0% federal effect.

U.S. TAX REFORM. On December 22, 2017, the U.S. enacted legislation commonly known as the Tax Cuts and Jobs Act (U.S. tax reform) that lowered the statutory tax rate on U.S. earnings to 21%, taxes historic foreign earnings at a reduced rate of tax, establishes a territorial tax system and enacts new taxes associated with global operations.

The impact of enactment of U.S. tax reform was recorded in 2017 on a provisional basis as the legislation provided for additional guidance to be issued by the U.S. Department of the Treasury on several provisions including the computation of the transition tax. This amount was adjusted in both 2018 and 2019 based on guidance issued during each of these years. Additional guidance may be issued after 2020 and any resulting effects will be recorded in the quarter of issuance. Additionally, as part of U.S. tax reform, the U.S. has enacted a minimum tax on foreign earnings (global intangible low tax income). We have not made an accrual for the deferred tax aspects of this provision.

GE 2020 FORM 10-K 88

For the year ended December 31, 2018, we finalized our provisional estimate of the enactment of U.S. tax reform and recorded an additional tax expense of $41 million. For the year ended December 31, 2019, we recorded an additional tax expense of $2 million based on the issuance in January 2019 of final regulations on the transition tax on historic foreign earnings. The cash impact of the transition tax on historic foreign earnings was largely offset by accelerated use of deductions and tax credits and was substantially incurred with the filing of the 2017 tax return with no amount subject to the deferred payment provision provided under law. For the year ended December 31, 2020, we recorded an additional tax expense of $49 million to reflect the impact of voluntary adjustments we provided the government reflecting finalization of amounts reported on the 2017 tax return. There could be further adjustment to the transition tax as a result of the current audit of the 2017 and 2018 tax years.

UNRECOGNIZED TAX POSITIONS. Annually, we file over 3,600 income tax returns in almost 300 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. The IRS is currently auditing our consolidated U.S. income tax returns for 2016-2018. In December 2020, the IRS completed the audit of our consolidated U.S. income tax returns for 2014-2015. The Company recognized a continuing operations benefit of $140 million plus an additional net interest benefit of $96 million. In addition, GE Capital recorded a benefit in discontinued operations of $130 million of tax benefits and $25 million of net interest benefits. In June 2019, the IRS completed the audit of our consolidated U.S. income tax returns for 2012-2013. The Company recognized a continuing operations tax benefit of $378 million plus an additional net interest benefit of $107 million. GE Capital recorded an additional non-cash benefit in discontinued operations of $332 million of tax benefits and $46 million of net interest benefits. See Note 2 for further information. The United Kingdom tax authorities disallowed interest deductions claimed by GE Capital for the years 2004-2015 that could result in a potential impact of approximately $1.1 billion, which includes a possible assessment of tax and reduction of deferred tax assets, not including interest and penalties. We are contesting the disallowance. We comply with all applicable tax laws and judicial doctrines of the United Kingdom and believe that the entire benefit is more likely than not to be sustained on its technical merits. We believe that there are no other jurisdictions in which the outcome of unresolved issues or claims is likely to be material to our results of operations, financial position or cash flows. We further believe that we have made adequate provision for all income tax uncertainties.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

UNRECOGNIZED TAX BENEFITS December 31	2020	2019	2018
Unrecognized tax benefits	$4,191	$4,169	$5,563
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,986	2,701	4,265
Accrued interest on unrecognized tax benefits	628	722	934
Accrued penalties on unrecognized tax benefits	179	195	182
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	0-350	0-700	0-1,300
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-250	0-650	0-1,200
(a) Some portion of such reduction may be reported as discontinued operations.

UNRECOGNIZED TAX BENEFITS RECONCILIATION	2020	2019	2018
Balance at January 1	$4,169	$5,563	$5,449
Additions for tax positions of the current year	836	403	300
Additions for tax positions of prior years	326	500	945
Reductions for tax positions of prior years(a)	(863)	(1,927)	(905)
Settlements with tax authorities	(127)	(155)	(64)
Expiration of the statute of limitations	(151)	(214)	(162)
Balance at December 31	$4,191	$4,169	$5,563
(a)For 2019, reductions included $710 million related to the completion of the 2012-2013 IRS audit and $442 million related to the deconsolidation of Baker Hughes.

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2020, 2019 and 2018, $(30) million, $(93) million and $127 million of interest expense (income), respectively, and $(13) million, $20 million and $(7) million of tax expense (income) related to penalties, respectively, were recognized in our consolidated Statement of Earnings (Loss).

DEFERRED INCOME TAXES. We have not provided deferred taxes on cumulative net earnings of non-U.S. affiliates and associated companies of approximately $42 billion that have been reinvested indefinitely. Given U.S. tax reform, substantially all of our prior unrepatriated net earnings were subject to U.S. tax and accordingly we expect to have the ability to repatriate available non-U.S. cash without additional federal tax cost, and any foreign withholding tax on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit. However, because most of these earnings have been reinvested in active non-U.S. business operations, as of December 31, 2020, we have not decided to repatriate these earnings to the U.S. It is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely.

The following table presents our net deferred tax assets and net deferred tax liabilities attributable to different tax jurisdictions or different tax paying components.
GE 2020 FORM 10-K 89

DEFERRED INCOME TAXES December 31	2020	2019
GE Industrial	$10,069	$8,888
GE Capital	3,610	2,500
Total assets	13,679	11,388
GE Industrial	(719)	(699)
GE Capital	(879)	(800)
Total liabilities	(1,598)	(1,499)
Net deferred income tax asset (liability)	$12,081	$9,889

COMPONENTS OF THE NET DEFERRED INCOME TAX ASSET (LIABILITY) December 31	2020	2019
Principal pension plans	$3,666	$4,016
Provision for expenses	2,258	1,990
Other compensation and benefits	1,968	2,206
Principal retiree benefit plans	1,026	1,023
Capitalized expenditures	993	860
Non-U.S. loss carryforwards(a)	814	602
Intangible assets	486	1,315
Baker Hughes investment	(973)	(1,256)
Depreciation	(676)	(823)
Contract assets	(460)	(1,232)
Other – net(b)	248	(512)
GE Industrial	9,350	8,189
Insurance company loss reserves	1,684	1,715
Non-U.S. loss carryforwards(a)	1,194	1,274
Capitalized expenditures	799	742
Operating leases	(1,900)	(2,218)
Financing leases	(393)	(477)
Other – net(b)	1,347	664
GE Capital	2,731	1,700
Net deferred income tax asset (liability)	$12,081	$9,889
(a)Net of valuation allowances of $5,934 million and $4,801 million for GE Industrial and $265 million and $201 million for GE Capital as of December 31, 2020 and 2019, respectively. Of the net deferred tax asset as of December 31, 2020 of $2,008 million, $19 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2021 through December 31, 2023; $112 million relates to net operating losses that expire in various years ending from December 31, 2024 through December 31, 2040 and $1,957 million relates to net operating loss carryforwards that may be carried forward indefinitely.
(b) Included valuation allowances related to assets other than non-U.S. loss carryforwards of $898 million and $1,897 million for GE Industrial and $221 million and $248 million for GE Capital as of December 31, 2020 and 2019, respectively.
GE 2020 FORM 10-K 90

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	2020	2019	2018
Beginning balance	$61	$(39)	$(102)
Other comprehensive income (loss) (OCI) before reclassifications – net of deferred taxes of $10, $32 and $41(a)	55	141	87
Reclassifications from OCI – net of deferred taxes of $(14), $(11) and $(6)	(56)	(42)	(23)
Other comprehensive income (loss)	(1)	100	64
Less OCI attributable to noncontrolling interests	—	—	—
Investment securities ending balance	$60	$61	$(39)

Beginning balance	$(4,818)	$(6,134)	$(4,661)
OCI before reclassifications – net of deferred taxes of $(25), $(98) and $29	(255)	41	(2,076)
Reclassifications from OCI – net of deferred taxes of $0, $(9) and $89(b)(c)	691	1,234	412
Other comprehensive income (loss)	435	1,275	(1,664)
Less OCI attributable to noncontrolling interests	2	(40)	(192)
Currency translation adjustments ending balance	$(4,386)	$(4,818)	$(6,134)

Beginning balance	$49	$13	$62
OCI before reclassifications – net of deferred taxes of $11, $6 and $(26)	(94)	(21)	(149)
Reclassifications from OCI – net of deferred taxes of $(11), $2 and $4(b)	17	58	98
Other comprehensive income (loss)	(77)	37	(51)
Less OCI attributable to noncontrolling interests	—	2	(2)
Cash flow hedges ending balance	$(28)	$49	$13

Beginning balance	$(7,024)	$(8,254)	$(9,702)
OCI before reclassifications – net of deferred taxes of $(283), $(418) and $115	(1,256)	(2,097)	71
Reclassifications from OCI – net of deferred taxes of $805, $915 and $2,610 (b)(c)	2,888	3,325	1,345
Other comprehensive income (loss)	1,632	1,228	1,416
Less OCI attributable to noncontrolling interests	4	(2)	(32)
Benefit plans ending balance	$(5,395)	$(7,024)	$(8,254)

Accumulated other comprehensive income (loss) at December 31	$(9,749)	$(11,732)	$(14,414)
(a) Included adjustments of $(1,979) million, $(2,693) million and $1,825 million in 2020, 2019 and 2018, respectively, related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 12 for further information.
(b) The total reclassification from AOCI included $836 million, including currency translation of $688 million, net of taxes, in 2020, related to the sale of our BioPharma business within our Healthcare segment.
(c) Currency translation and benefit plan gains and losses included $1,343 million, including currency translation of $1,066 million, net of taxes, in 2019 earnings (loss) from discontinued operations related to deconsolidation of Baker Hughes.

In 2016, we issued $5,694 million of GE Series D preferred stock, in addition to $245 million of existing GE Series A, B and C preferred stock, which are also outstanding. The total carrying value of GE Industrial preferred stock at December 31, 2020 was $5,918 million and will increase to $5,940 million by the respective call dates through periodic accretion. Dividends on GE Industrial preferred stock are payable semi-annually in June and December and accretion is recorded on a quarterly basis. Dividends on GE Industrial preferred stock totaled $474 million, including cash dividends of $295 million, $460 million, including cash dividends of $295 million, and $447 million, including cash dividends of $295 million, for the years ended December 31, 2020, 2019 and 2018, respectively. On January 21, 2021, the GE Series D preferred stock became callable and its dividends converted from 5% fixed rate to 3-month LIBOR plus 3.33%. As of the filing date of this Form 10-K for the year ended December 31, 2020, the GE Series D preferred stock has not been called.

In conjunction with the 2016 exchange of GE Capital preferred stock into GE preferred stock, GE Capital issued preferred stock to GE Industrial for which the amount and terms mirrored the GE Industrial external preferred stock. In 2018, GE Capital and GE Industrial exchanged the existing Series D preferred stock issued to GE Industrial for new Series D preferred stock, which is mandatorily convertible into GE Capital common stock on January 21, 2021. In the first quarter of 2021, GE Capital and GE Industrial also agreed to retire the Series A, B and C GE Capital preferred stock effective on the Series D conversion date of January 21, 2021. As a result of these actions, effective January 21, 2021, there is no remaining preferred stock between GE Industrial and GE Capital, and accordingly GE Capital will no longer pay preferred dividends to GE Industrial and all preferred stock dividend costs have become a GE Industrial obligation effective January 21, 2021. The exchange of GE Capital Series D preferred stock has no impact on the GE Series D preferred stock, which remains callable for $5,694 million effective on January 21, 2021 or thereafter on dividend payment dates. Similarly, there were no changes to the GE Series A, B or C preferred stock, which become callable at various dates in 2022 and 2023.

GE has 50 million authorized shares of preferred stock ($1.00 par value), of which 5,939,875 shares are outstanding as of December 31, 2020, 2019 and 2018. GE's authorized common stock consists of 13,200 million shares having a par value of $0.06 each, with 11,694 million shares issued. To facilitate settlement of employee compensation programs, we repurchased shares of 0.5 million and 1.1 million, for a total of $15.3 million and $9.6 million for the years ended December 31, 2020 and 2019, respectively.
GE 2020 FORM 10-K 91

Noncontrolling interests in equity of consolidated affiliates amounted to $1,522 million and $1,545 million at December 31, 2020 and 2019, respectively. Net earnings (loss) attributable to noncontrolling interests were $(33) million, $33 million and $203 million in 2020, 2019 and 2018, respectively. Dividends attributable to noncontrolling interests were $(16) million, $(331) million and $(362) million in 2020, 2019 and 2018, respectively.

Redeemable noncontrolling interests presented in All other liabilities in our consolidated Statement of Financial Position include common shares issued by our affiliates that are redeemable at the option of the holder of those interests and amounted to $487 million and $439 million as of December 31, 2020 and 2019, respectively. Net earnings (loss) attributable to redeemable noncontrolling interests was $(125) million, $33 million and $(291) million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 17. SHARE-BASED COMPENSATION. We grant stock options, restricted stock units and performance share units to employees under the 2007 Long-Term Incentive Plan. Grants made under all plans must be approved by the Management Development and Compensation Committee of GE’s Board of Directors, which is composed entirely of independent directors. We record compensation expense for awards expected to vest over the vesting period. We estimate forfeitures based on experience and adjust expense to reflect actual forfeitures. When options are exercised and restricted stock units vest, we issue shares from treasury stock.

Stock options provide employees the opportunity to purchase GE shares in the future at the market price of our stock on the date the award is granted (the strike price). The options become exercisable over the vesting period (typically three or five years) and expire 10 years from the grant date if not exercised. Restricted stock units (RSU) provide an employee with the right to receive shares of GE stock when the restrictions lapse over the vesting period. Upon vesting, each RSU is converted into GE common stock on a one-for-one basis. Performance share units (PSU) and performance shares provide an employee with the right to receive shares of GE stock based upon achievement of certain performance or market metrics. Upon vesting (if applicable), each PSU is converted into GE common stock on a one-for-one basis. We value stock options using a Black-Scholes option pricing model, RSUs using market price on grant date, and PSUs and performance shares using both market price on grant date and a Monte Carlo simulation as needed based on performance metrics.

WEIGHTED AVERAGE GRANT DATE FAIR VALUE	2020	2019	2018
Stock options	$3.58	$3.48	$3.00
RSUs	7.91	10.12	13.96
PSUs/Performance shares	7.91	10.73	4.80

Key assumptions used in the Black-Scholes valuation for stock options include: risk free rates of 1.0%, 2.5%, and 2.8%, dividend yields of 0.4%, 0.4%, and 2.3%, expected volatility of 36%, 33%, and 32%, expected lives of 6.1 years, 6.0 years, and 5.9 years, and strike prices of $10.56, $10.00, and $12.13 for 2020, 2019, and 2018, respectively.

STOCK-BASED COMPENSATION ACTIVITY	Stock options				RSUs
	Shares (in millions)	Weighted average exercise price	Weighted average contractual term (in years)	Intrinsic value (in millions)	Shares (in millions)	Weighted average grant date fair value	Weighted average contractual term (in years)	Intrinsic value (in millions)
Outstanding at January 1, 2020	458	$18.66			28	$13.29
Granted	36	10.56			46	7.91
Exercised	(1)	7.48			(10)	14.44
Forfeited	(15)	11.12			(4)	11.80
Expired	(78)	19.14			N/A	N/A
Outstanding at December 31, 2020	400	$18.16	4.5	$156	60	$9.04	2.1	$653
Exercisable at December 31, 2020	305	$20.28	3.3	$62	N/A	N/A	N/A	N/A
Expected to vest	90	$11.50	8.2	$87	49	$9.41	1.9	$533

Total outstanding PSUs and performance shares at December 31, 2020 were 21 million shares with a weighted average fair value of $8.62. The intrinsic value and weighted average contractual term of PSUs and performance shares outstanding were $232 million and 3.0 years, respectively.

	2020	2019	2018
Compensation expense (after-tax)(a)(b)	$353	$400	$336
Cash received from stock options exercised	6	69	24
Intrinsic value of stock options exercised and RSUs vested	81	154	83
(a)Unrecognized compensation cost related to unvested equity awards as of December 31, 2020 was $543 million, which will be amortized over a weighted average period of 1.3 years.
(b)Income tax benefit recognized in earnings was $10 million, $20 million and $40 million in 2020, 2019, and 2018, respectively.

GE 2020 FORM 10-K 92

NOTE 18. EARNINGS PER SHARE INFORMATION

(Earnings for per-share calculation;	2020		2019		2018
per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$5,817	$5,817	$416	$416	$(20,997)	$(20,997)
Preferred stock dividends	(474)	(474)	(460)	(460)	(447)	(447)
Accretion of redeemable noncontrolling interests, net of tax(a)	(151)	(151)	—	—	—	—
Earnings (loss) from continuing operations attributable to common shareholders	$5,191	$5,191	$(45)	$(45)	$(21,445)	$(21,445)
Earnings (loss) from discontinued operations	(125)	(125)	(5,396)	(5,396)	(1,372)	(1,372)
Net earnings (loss) attributable to GE common shareholders	5,066	5,066	(5,440)	(5,440)	(22,809)	(22,809)

Shares of GE common stock outstanding	8,753	8,753	8,724	8,724	8,691	8,691
Employee compensation-related shares (including stock options) and warrants(a)	9	—	—	—	—	—
Total average equivalent shares	8,761	8,753	8,724	8,724	8,691	8,691

Earnings (loss) per share from continuing operations	$0.59	$0.59	$(0.01)	$(0.01)	$(2.47)	$(2.47)
Earnings (loss) per share from discontinued operations	(0.01)	(0.01)	(0.62)	(0.62)	(0.16)	(0.16)
Net earnings (loss) per share	0.58	0.58	(0.62)	(0.62)	(2.62)	(2.62)

Potentially dilutive securities(b)	444		450		420
(a) Represents accretion adjustment of redeemable noncontrolling interests in our Additive business within our Aviation segment.
(b) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the year ended December 31, 2020, application of this treatment had an insignificant effect. For the years ended December 31, 2019 and 2018, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities.

NOTE 19. OTHER INCOME

	2020	2019	2018
Purchases and sales of business interests(a)	$12,468	$3	$1,234
Licensing and royalty income	161	256	218
Equity method income	27	206	21
Net interest and investment income(b)	(1,546)	1,220	562
Other items	334	515	282
GE Industrial	11,444	2,200	2,317
Eliminations	(57)	22	4
Total	$11,387	$2,222	$2,321
(a)Included a pre-tax gain of $12,362 million on the sale of BioPharma in 2020. Included a pre-tax gain of $224 million on the sale of ServiceMax partially offset by charges to the valuation allowance on businesses classified as held for sale of $245 million in 2019. Included pre-tax gains of $737 million on the sale of Distributed Power, $681 million on the sale of Value-Based Care and $267 million on the sale of Industrial Solutions, partially offset by charges to the valuation allowance on businesses classified as held for sale of $554 million in 2018. See Note 2 for further information.
(b)Included a realized and unrealized pre-tax loss of $2,037 million and unrealized pre-tax gain of $793 million related to our interest in Baker Hughes in 2020 and 2019, respectively. Included interest income associated with customer advances of $146 million, $143 million and $136 million in 2020, 2019 and 2018, respectively. See Notes 3, 9 and 26.
GE 2020 FORM 10-K 93

NOTE 20. FAIR VALUE MEASUREMENTS
Our assets and liabilities measured at fair value on a recurring basis include debt securities mainly supporting obligations to annuitants and policyholders in our run-off insurance operations, our remaining equity interest in Baker Hughes and derivatives.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	Level 1		Level 2		Level 3(a)		Netting adjustment(d)		Net balance(b)
December 31	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Investment securities	$7,319	$9,704	$36,684	$33,606	$5,866	$5,210	$—	$—	$49,868	$48,521
Derivatives	—	—	3,057	2,561	8	11	(2,582)	(1,832)	483	740
Total assets	$7,319	$9,704	$39,741	$36,167	$5,874	$5,221	$(2,582)	$(1,832)	$50,352	$49,261

Derivatives	$—	$—	$1,112	$834	$7	$19	$(752)	$(651)	$367	$202
Other(c)	—	—	780	807	—	—	—	—	780	807
Total liabilities	$—	$—	$1,892	$1,641	$7	$19	$(752)	$(651)	$1,147	$1,009
(a)Included debt securities classified within Level 3 of $4,185 million of U.S. corporate and $976 million of Mortgage and asset-backed securities at December 31, 2020, and $3,977 million of U.S. corporate and $330 million of Government and agencies securities at December 31, 2019.
(b)See Notes 3 and 21 for further information on the composition of our investment securities and derivative portfolios.
(c)Primarily represents the liabilities associated with certain of our deferred incentive compensation plans.
(d)The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.

LEVEL 3 INSTRUMENTS. The majority of our Level 3 balances comprised debt securities classified as available-for-sale with changes in fair value recorded in Other comprehensive income.

	Balance at January 1	Net realized/unrealized gains(losses)(a)	Purchases(b)	Sales & Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31
2020
Investment securities	$5,210	$357	$1,301	$(958)	$2	$(45)	$5,866
2019
Investment securities	$4,013	$399	$2,159	$(1,308)	$—	$(53)	$5,210
(a)Primarily included net unrealized gains (losses) of $323 million and $404 million in Other comprehensive income for the years ended December 31, 2020 and 2019, respectively.
(b)Included $745 million of Mortgage and asset-backed securities for the year ended December 31, 2020, and $975 million of U.S. corporate debt securities for the year ended December 31, 2019.

Substantially all of these Level 3 securities are fair valued using non-binding broker quotes or other third-party sources that utilize a number of different unobservable inputs not subject to meaningful aggregation.

NOTE 21. FINANCIAL INSTRUMENTS
The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

	December 31, 2020		December 31, 2019
	Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets
Loans and other receivables	$3,842	$3,970	$4,113	$4,208
Liabilities
Borrowings (Note 11)	$75,067	$86,171	$90,882	$97,754
Investment contracts (Note 12)	2,049	2,547	2,191	2,588

The higher fair value in relation to carrying value for borrowings at December 31, 2020 compared to December 31, 2019 was driven primarily by a decline in market interest rates. Unlike the carrying amount, the estimated fair value of borrowings included $898 million and $1,106 million of accrued interest at December 31, 2020 and 2019, respectively.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.
GE 2020 FORM 10-K 94

DERIVATIVES AND HEDGING. Our policy requires that derivatives are used solely for managing risks and not for speculative purposes. Total gross notional was $95,874 million ($45,672 million in GE Capital and $50,202 million in GE Industrial) and $98,018 million ($55,704 million in GE Capital and $42,314 million in GE Industrial) at December 31, 2020 and 2019, respectively. GE Capital notional relates primarily to managing interest rate and currency risk between financial assets and liabilities, and GE Industrial notional relates primarily to managing currency risks related to foreign exchange, certain equity investments and commodity prices.

GE Industrial and GE Capital use cash flow hedges primarily to reduce or eliminate the effects of foreign exchange rate changes. In addition, GE Capital uses fair value hedges to hedge the effects of interest rate and currency changes on debt it has issued as well as net investment hedges to hedge investments in foreign operations. Both GE Industrial and GE Capital also use derivatives not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. We use economic hedges when we have exposures to currency exchange risk for which we are unable to meet the requirements for hedge accounting or when changes in the carrying amount of the hedged item are already recorded in earnings in the same period as the derivative making hedge accounting unnecessary. Even though the derivative is an effective economic hedge, there may be a net effect on earnings in each period due to differences in the timing of earnings recognition between the derivative and the hedged item.

FAIR VALUE OF DERIVATIVES	December 31, 2020			December 31, 2019
	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities
Interest rate contracts	$20,500	$1,912	$7	$23,918	$1,636	$11
Currency exchange contracts	7,512	165	128	7,044	99	46
Derivatives accounted for as hedges	$28,011	$2,077	$135	$30,961	$1,734	$57

Interest rate contracts	$448	$6	$1	$3,185	$18	$12
Currency exchange contracts	65,379	764	913	62,165	697	744
Other contracts	2,036	218	71	1,706	123	40
Derivatives not accounted for as hedges	$67,863	$988	$983	$67,056	$838	$796

Gross derivatives	$95,874	$3,065	$1,118	$98,018	$2,572	$853

Netting and credit adjustments		$(647)	$(647)		$(546)	$(546)
Cash collateral adjustments		(1,935)	(104)		(1,286)	(105)
Net derivatives recognized in Statement of Financial Position		$483	$367		$740	$202

Net accrued interest		$—	$—		$182	$1
Securities held as collateral		(2)	—		(469)	—
Net amount		$480	$367		$452	$203

It is standard market practice to post or receive cash collateral with our derivative counterparties in order to minimize counterparty exposure. Included in GE Capital cash, cash equivalents and restricted cash was total net cash collateral received on derivatives of $3,289 million (comprising $4,203 million received and $914 million posted) at December 31, 2020, and $1,584 million (comprising $2,294 million received and $710 million posted) at December 31, 2019. Of these amounts, $1,968 million and $695 million at December 31, 2020 and December 31, 2019, respectively, were received on interest rate derivatives traded through clearing houses, which are recorded as a reduction of derivative assets.

Also included in total net cash collateral received are amounts presented as cash collateral adjustments in the table above, amounts related to accrued interest on interest rate derivatives presented as a reduction of Net accrued interest of $292 million and $207 million at December 31, 2020 and December 31, 2019, respectively, and excess net cash collateral posted of $802 million (comprising $3 million received and $805 million posted) at December 31, 2020, and $499 million (comprising $104 million received and $603 million posted) at December 31, 2019, which are excluded from cash collateral adjustments in the table above.

Securities held as collateral excluded excess collateral received of zero and $27 million at December 31, 2020 and December 31, 2019, respectively. In the third quarter of 2020, one of our counterparties converted its collateral from securities to cash, which is in line with our other derivative counterparties.

Fair value of derivatives in our consolidated Statement of Financial Position excludes accrued interest.

FAIR VALUE HEDGES. We use derivatives to hedge the effects of interest rate and currency exchange rate changes on our borrowings. At December 31, 2020, the cumulative amount of hedging adjustments of $5,687 million (including $2,248 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $29,374 million. At December 31, 2019, the cumulative amount of hedging adjustments of $4,234 million (including $2,458 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $42,759 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

GE 2020 FORM 10-K 95

CASH FLOW HEDGES. We use cash flow hedging primarily to reduce or eliminate the effects of foreign exchange rate changes on purchase and sale contracts in our industrial businesses and to convert foreign currency debt that we have issued in our financial services business back to our functional currency. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The gain (loss) recognized in AOCI was $(61) million, $25 million and $(154) million for the years ended December 31, 2020, 2019 and 2018, respectively. The gain (loss) reclassified from AOCI to earnings was $(7) million, $(60) million and $(102) million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts were primarily related to currency exchange and interest rate contracts.

The total amount in AOCI related to cash flow hedges of forecasted transactions was a $16 million gain at December 31, 2020. We expect to reclassify $32 million of loss to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. For all periods presented we recognized an immaterial amount related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At December 31, 2020, 2019 and 2018, the maximum term of derivative instruments that hedge forecasted transactions was 14 years, 13 years and 14 years, respectively.

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

The total gain (loss) recognized in AOCI on hedging instruments for the years ended December 31, 2020, 2019 and 2018 was $(675) million, $120 million and $646 million, respectively, comprising $(41) million, $(36) million and $162 million on currency exchange contracts and $(633) million, $156 million and $484 million on foreign currency debt, respectively. For all periods presented we recognized an immaterial amount excluded from assessment and recognized in earnings.

The carrying value of foreign currency debt designated as net investment hedges was $8,348 million, $9,190 million and $12,458 million at December 31, 2020, 2019 and 2018 respectively. The total reclassified from AOCI into earnings was zero, $7 million and $(1) million for the years ended December 31, 2020, 2019 and 2018, respectively.

EFFECTS OF DERIVATIVES ON EARNINGS. All derivatives are marked to fair value on our Statement of Financial Position, whether they are designated in a hedging relationship for accounting purposes or are used as economic hedges. For derivatives not designated as hedging instruments, substantially all of the gain or loss recognized in earnings is offset by either the current period change in value of underlying exposures which is recorded in earnings in the current period or a future period when the recording of the exposures occurs.

The table below presents the effect of our derivative financial instruments in the consolidated Statement of Earnings (Loss):

	2020					2019
	Revenues	Cost of sales	Interest Expense	SG&A	Other Income	Revenues	Cost of sales	Interest Expense	SG&A	Other Income
Total amounts presented in the consolidated Statement of Earnings (Loss)	$79,619	$60,421	$3,273	$12,621	$11,387	$95,214	$66,911	$4,227	$13,949	$2,222

Total effect of cash flow hedges	$88	$(56)	$(40)	$1	$—	$5	$(24)	$(37)	$(3)	$—

Hedged items			$(1,775)					$(1,276)
Derivatives designated as hedging instruments			1,743					1,229
Total effect of fair value hedges			$(31)					$(48)

Interest rate contracts	$(35)	$—	$(11)	$—	$8	$(24)	$—	$(50)	$—	$(6)
Currency exchange contracts	(328)	16	—	129	19	180	(35)	—	(6)	(59)
Other	—	—	—	86	(46)	(2)	—	195	—	7
Total effect of derivatives not designated as hedges	$(362)	$16	$(11)	$215	$(19)	$154	$(35)	$145	$(6)	$(58)

The gain (loss) excluded for cash flow hedges was $25 million and $(1) million for the years ended December 31, 2020 and 2019, respectively. This amount is recognized primarily in Revenues in our consolidated Statement of Earnings (Loss).

GE 2020 FORM 10-K 96

COUNTERPARTY CREDIT RISK. We manage the risk that counterparties will default and not make payments to us according to the terms of our agreements on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we net our exposures with that counterparty and apply the value of collateral posted to us to determine the exposure. We actively monitor these net exposures against defined limits and take appropriate actions in response, including requiring additional collateral. Our exposures to counterparties (including accrued interest), net of collateral we held, was $388 million and $368 million at December 31, 2020 and 2019, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $304 million and $159 million at December 31, 2020 and 2019, respectively.

NOTE 22. VARIABLE INTEREST ENTITIES. In addition to the three VIEs detailed in Note 4, in our consolidated Statement of Financial Position, we have additional consolidated VIEs with assets of $1,888 million and $1,740 million, and liabilities of $812 million and $943 million, inclusive of intercompany eliminations, at December 31, 2020 and 2019, respectively. These entities have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities. Substantially all the assets of our consolidated VIEs at December 31, 2020 can only be used to settle the liabilities of those VIEs.

Our investments in unconsolidated VIEs were $3,378 million and $1,937 million, at December 31, 2020 and 2019, respectively. These investments are primarily owned by GE Capital businesses of which $1,141 million and $621 million were owned by EFS and comprised of equity method investments, primarily renewable energy tax equity investments, at December 31, 2020 and 2019, respectively. In addition, $1,833 million and $896 million were owned by our run-off insurance operations, primarily comprising investment securities, at December 31, 2020 and 2019, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects implementation of our revised reinvestment plan which incorporates the introduction of strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 23.

NOTE 23. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. The GECAS business within our Capital segment has placed multiple-year orders with various Boeing, Airbus and other aircraft manufacturers with list prices approximating $26,760 million, excluding pre-delivery payments made in advance (including 279 new aircraft with delivery dates of 25% in 2021, 14% in 2022 and 61% in 2023 through 2026) and secondary orders with airlines for used aircraft of approximately $1,985 million (including 43 used aircraft with delivery dates of 72% in 2021, 21% in 2022 and 7% in 2023) at December 31, 2020. When we purchase aircraft, it is at a contractual price, which is usually less than the aircraft manufacturer’s list price. As of December 31, 2020, we have made $2,871 million of pre-delivery payments to aircraft manufacturers.

During 2020, GECAS agreed with Boeing to restructure its 737 MAX orderbook including previously canceled positions, resulting in 77 orders now remaining.

GE Capital had total investment commitments of $1,957 million at December 31, 2020. The commitments primarily comprise project financing investments in thermal and wind energy projects of $684 million and investments by our run-off insurance operations in investment securities and other assets of $1,249 million, and included within these commitments are obligations to make additional investments in unconsolidated VIEs of $549 million and $1,047 million, respectively. See Note 22 for further information.

As of December 31, 2020, in our Aviation segment, we have committed to provide financing assistance of $1,935 million of future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. At December 31, 2020, we were committed under the following guarantee arrangements:

Credit Support. At December 31, 2020, we have provided $1,525 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. The liability for such credit support was $46 million.

Indemnification Agreements – Continuing Operations. At December 31, 2020, we have $1,455 million of other indemnification commitments, including representations and warranties in sales of businesses or assets, for which we recorded a liability of $142 million.

Indemnification Agreements – Discontinued Operations. At December 31, 2020, we have provided specific indemnities to buyers of GE Capital’s assets that, in the aggregate, represent a maximum potential claim of $630 million with the related reserves of $104 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

	2020	2019	2018
Balance at January 1	$2,165	$2,192	$2,103
Current-year provisions	788	713	945
Expenditures	(913)	(715)	(788)
Other changes	14	(26)	(69)
Balance at December 31	$2,054	$2,165	$2,192
GE 2020 FORM 10-K 97

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

Alstom legacy legal matters. On November 2, 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions, including the previously reported legal proceedings in Slovenia that are described below. The reserve balance was $858 million and $875 million at December 31, 2020 and December 31, 2019, respectively.

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

In connection with alleged improper payments by Alstom relating to contracts won in 2006 and 2008 for work on a state-owned power plant in Šoštanj, Slovenia, the power plant owner in January 2017 filed an arbitration claim for damages of approximately $430 million before the International Chamber of Commerce Court of Arbitration in Vienna, Austria. In February 2017, a government investigation in Slovenia of the same underlying conduct proceeded to an investigative phase overseen by a judge of the Celje District Court. In September 2020, the relevant Alstom legacy entity was served with an indictment, which we had anticipated as we are working with the parties to resolve these matters.

Shareholder and related lawsuits. Since November 2017, several putative shareholder class actions under the federal securities laws have been filed against GE and certain affiliated individuals and consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (the Hachem case). In October 2019, the lead plaintiff filed a fifth amended consolidated class action complaint naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareholders who acquired GE stock between February 27, 2013 and January 23, 2018. GE filed a motion to dismiss in December 2019. In January 2021, the court granted defendants’ motion to dismiss as to the majority of the claims. Specifically, the court dismissed all claims related to insurance reserves, as well as all claims related to accounting for long-term service agreements, with the exception of certain claims about historic disclosures related to factoring in the Power business that survive as to GE and its former CFO Jeffrey S. Bornstein. All other individual defendants have been dismissed from the case. In addition, the court denied the plaintiffs’ request to amend their complaint again.

Since February 2018, multiple shareholder derivative lawsuits have also been filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). Six shareholder derivative lawsuits are currently pending: the Bennett case, which was filed in Massachusetts state court; the Cuker, Lindsey, Priest and Tola cases, which were filed in New York state court; and the Burden case, which was filed in the U.S. District Court for the Southern District of New York. These lawsuits have alleged violations of securities laws, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement, although the specific matters underlying the allegations in the lawsuits have varied. The allegations in the Bennett, Lindsey, Priest, Tola and Burden cases relate to substantially the same facts as those underlying the securities class action described above, and the allegations in the Cuker case relate to alleged corruption in China. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures. The Bennett case has been stayed pending final resolution of another shareholder derivative lawsuit (the Gammel case) that was previously dismissed. In August 2019, the Cuker plaintiffs filed an amended complaint, and GE in September 2019 filed a motion to dismiss the amended complaint. The Lindsey case has been stayed by agreement of the parties.
GE 2020 FORM 10-K 98

In June 2018, a lawsuit (the Bezio case) was filed in New York state court derivatively on behalf of participants in GE’s 401(k) plan (the GE Retirement Savings Plan (RSP)), and alternatively as a class action on behalf of shareholders who acquired GE stock between February 26, 2013 and January 24, 2018, alleging violations of Section 11 of the Securities Act of 1933 based on alleged misstatements and omissions related to insurance reserves and performance of GE’s business segments in a GE RSP registration statement and documents incorporated therein by reference. In November 2018, the plaintiffs filed an amended derivative complaint naming as defendants GE, former GE executive officers and Fidelity Management Trust Company, as trustee for the GE RSP. In January 2019, GE filed a motion to dismiss, and in November 2019, the court dismissed the remaining claims and the plaintiffs filed a notice of appeal. In December 2019, the plaintiffs filed a second amended derivative complaint, and in January 2020, GE filed a motion to dismiss. In December 2020, the court granted GE's motion to dismiss and dismissed the second amended complaint with prejudice.

In July 2018, a putative class action (the Mahar case) was filed in New York state court naming as defendants GE, former GE executive officers, a former member of GE’s Board of Directors and KPMG. It alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933 based on alleged misstatements related to insurance reserves and performance of GE’s business segments in GE Stock Direct Plan registration statements and documents incorporated therein by reference and seeks damages on behalf of shareholders who acquired GE stock between July 20, 2015 and July 19, 2018 through the GE Stock Direct Plan. In February 2019, this case was dismissed. In March 2019, plaintiffs filed an amended derivative complaint naming the same defendants. In April 2019, GE filed a motion to dismiss the amended complaint. In October 2019, the court denied GE's motion to dismiss and stayed the case pending the outcome of the Hachem case. In November 2019, the plaintiffs moved to re-argue to challenge the stay, and GE cross-moved to re-argue the denial of the motion to dismiss and filed a notice of appeal. The court denied both motions for re-argument, and in November 2020, the Appellate Division First Department affirmed the court's denial of GE's motion to dismiss. In January 2021, GE filed a motion for leave to appeal to the New York Court of Appeals.

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

In December 2018, a putative class action (the Varga case) was filed in the U.S. District Court for the Northern District of New York naming GE and a former GE executive officer as defendants in connection with the oversight of the GE RSP. It alleges that the defendants breached fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) by failing to advise GE RSP participants that GE Capital insurance subsidiaries were allegedly under-reserved and continued to retain a GE stock fund as an investment option in the GE RSP. The plaintiffs seek unspecified damages on behalf of a class of GE RSP participants and beneficiaries from January 1, 2010 through January 19, 2018 or later. In April 2019, GE filed a motion to dismiss. In March 2020, the court granted GE’s motion to dismiss the case, and in February 2021, the Second Circuit in the plaintiffs' appeal affirmed the lower court's dismissal.

In February 2019, two putative class actions (the Birnbaum case and the Sheet Metal Workers Local 17 Trust Funds case) were filed in the U.S. District Court for the Southern District of New York naming as defendants GE and current and former GE executive officers. In April 2019, the court issued an order consolidating these two actions. In June 2019, the lead plaintiff filed an amended consolidated complaint. It alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 based on alleged misstatements regarding GE's H-class turbines and goodwill related to GE's Power business. The lawsuit seeks damages on behalf of shareholders who acquired GE stock between December 4, 2017 and December 6, 2018. In August 2019, the lead plaintiff filed a second amended complaint. In September 2019, GE filed a motion to dismiss the second amended complaint. In May 2020, the court granted GE's motion to dismiss the case, and in February 2021, the Second Circuit in the plaintiffs' appeal affirmed the lower court's dismissal.

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

GE 2020 FORM 10-K 99

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

In August 2019, a putative class action (the Tri-State case) was filed in the Delaware Court of Chancery naming as defendants GE and the former Board of Directors of Baker Hughes Incorporated (BHI). It alleges fraud, aiding and abetting breaches of fiduciary duty, and aiding and abetting breaches of duty of disclosure by GE based on allegations regarding financial statements that GE provided the former BHI board, management and shareholders in connection with BHI’s merger with GE’s Oil and Gas Business in July 2017. The plaintiff seeks damages on behalf of BHI shareholders during the period between October 7, 2016 and July 5, 2017. In October 2019, the City of Providence filed a complaint containing allegations substantially similar to those in the Tri-State complaint. The cases were consolidated in November 2019, and in December 2019, the plaintiffs filed an amended consolidated complaint which is similar to the prior complaints but does not include fraud claims against GE. In February 2020, GE and the other defendants filed a motion to dismiss the amended consolidated complaint. In October 2020, the court dismissed all claims asserted against GE, allowing only the claim against the former BHI CEO to move forward.

SEC investigation. As previously reported in a Form 8-K filing on December 9, 2020, GE reached a settlement with the SEC in connection with the SEC investigation that we had previously disclosed. Consistent with common SEC practice, GE neither admits nor denies the findings in the administrative order that the SEC issued in connection with the settlement. Under the terms of the settlement, GE in December 2020 paid a civil penalty of $200 million and consented to an order requiring it to cease and desist from violations of specified provisions of the federal securities laws and rules promulgated thereunder. In addition, GE agreed to cooperation obligations and to report during a one-year period to the SEC about compliance related to its Power business and GE Capital’s run-off insurance operations.

The SEC's order contains findings related to disclosures with respect to GE’s Power business during the 2015–2017 time period and disclosures and internal controls with respect to GE Capital’s run-off insurance operations during the third quarter of 2015 through the first quarter of 2017. The settlement concluded and resolved the SEC investigation of GE in its entirety.

The SEC’s order makes no allegation that prior period financial statements were misstated. This settlement did not require corrections or restatements of GE’s previously reported financial statements, and GE stands behind its financial reporting.

GE cooperated with the SEC over the course of its investigation. As noted in the order, GE has taken a number of steps since the time periods covered by the investigation to enhance its investor disclosures regarding power and insurance trends and risks, as well as enhancing internal controls on its insurance premium deficiency testing (also known as loss recognition testing) process and adding disclosure controls and procedures concerning its insurance liabilities.

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

Bank BPH. As previously reported, GE Capital’s subsidiary Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency-denominated mortgage loans in various courts throughout Poland. At December 31, 2020, approximately 87% of the Bank BPH portfolio is indexed to or denominated in foreign currencies (primarily Swiss francs), and the total portfolio had a carrying value of $2,437 million. We continue to observe an increase in the number of lawsuits being brought against Bank BPH and other banks in Poland, and this is likely to continue in future reporting periods.

GE 2020 FORM 10-K 100

We estimate potential losses for Bank BPH in connection with borrower litigation cases that are pending by recording legal reserves, as well as in connection with potential future cases or other adverse developments as part of our ongoing valuation of the Bank BPH portfolio, which we record at the lower of cost or fair value, less cost to sell. At December 31, 2020, the total amount of such estimated losses was $315 million. We have updated our assumptions underlying this amount over time in response to the trends we have previously reported of there being an increase in the number of lawsuits filed, more findings of liability and more severe remedies being ordered against Polish banks, including Bank BPH. We also expect these trends to continue in future reporting periods, although Bank BPH is unable at this time to develop a meaningful estimate of reasonably possible losses associated with active and inactive Bank BPH mortgage loans beyond the amounts currently recorded. These estimates involve significant judgment, including assumptions about the number of borrowers that will file lawsuits, whether liability will be established in lawsuits and the nature of the remedy that a court will order if liability is established, as well as the following factors: uncertainty related to how Polish courts will interpret and apply prior judicial decisions; the pendency of potentially significant judicial decisions that we anticipate will be issued in the first half of 2021, including a decision by the European Court of Justice (ECJ) on the case involving a Bank BPH mortgage loan that was referred to the ECJ in January 2020 and one or more binding resolutions from the Polish Supreme Court; uncertainty related to a proposal by the Chairman of the Polish Financial Supervisory Authority in December 2020 that banks voluntarily offer borrowers an opportunity to convert their foreign currency-denominated mortgage loans to Polish zlotys using an exchange rate applicable at the date of loan origination, and about the approaches that other Polish banks will adopt in response to this proposal; and uncertainty arising from a decision of the Polish Office of Competition and Consumer Protection (UOKiK) in December 2020 which found that certain foreign exchange clauses that appear in certain of Bank BPH’s mortgage loan agreements are unfair contractual terms under Polish law. Future adverse developments related to any of these factors, or other factors such as potential regulatory or legislative relief across the Polish banking industry, could have a material adverse effect on Bank BPH and the carrying value of its mortgage loan portfolio and could result in significant losses beyond the amount that we currently estimate.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws and nuclear decommissioning regulations. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged worker exposure to asbestos or other hazardous materials. Liabilities for environmental remediation, nuclear decommissioning and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Total reserves related to environmental remediation, nuclear decommissioning and worker exposure claims were $2,569 million and $2,484 million at December 31, 2020 and 2019, respectively.

As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. Following the EPA’s release in September 2015 of an intended final remediation decision, GE and the EPA engaged in mediation and the first step of the dispute resolution process contemplated by the consent decree. In October 2016, the EPA issued its final decision pursuant to the consent decree, which GE and several other interested parties appealed to the EPA’s Environmental Appeals Board (EAB). The EAB issued its decision in January 2018, affirming parts of the EPA’s decision and granting relief to GE on certain significant elements of its challenge. The EAB remanded the decision back to the EPA to address those elements and reissue a revised final remedy, and the EPA convened a mediation process with GE and interested stakeholders. In February 2020, the EPA announced an agreement between the EPA and many of the mediation stakeholders, including GE, concerning a revised Housatonic River remedy. Based on the mediated resolution, the EPA solicited public comment on a draft permit in July 2020 and issued the final revised permit effective January 4, 2021. As of December 31, 2020, and based on its assessment of current facts and circumstances and its defenses, GE believes that it has recorded adequate reserves to cover future obligations associated with the proposed final remedy.

Expenditures for site remediation, nuclear decommissioning and worker exposure claims amounted to approximately $247 million, $236 million and $214 million for the years ended December 31, 2020, 2019 and 2018, respectively. We presently expect that such expenditures will be approximately $350 million and $240 million in 2021 and 2022, respectively.
GE 2020 FORM 10-K 101

NOTE 24. INTERCOMPANY TRANSACTIONS
Presented below is a walk of intercompany eliminations from the combined GE Industrial and GE Capital totals to the consolidated cash flows for continuing operations.

	2020	2019	2018
Combined GE Industrial and GE Capital cash from (used for) operating activities	$2,240	$6,495	$2,282
GE Industrial current receivables sold to GE Capital(a)	(597)	1,081	5
GE Industrial long-term receivables sold to GE Capital(b)	312	468	1,079
Supply chain finance programs(c)	2,002	2,289	(18)
Other reclassifications and eliminations	(360)	86	(138)
Consolidated cash from (used for) operating activities	$3,597	$10,419	$3,210

Combined GE Industrial and GE Capital cash from (used for) investing activities	$25,960	$13,509	$14,915
GE Industrial current receivables sold to GE Capital	496	(1,677)	(839)
GE Industrial long-term receivables sold to GE Capital(b)	(312)	(468)	(1,079)
Supply chain finance programs(c)	(2,002)	(2,289)	18
GE Capital loans to GE Industrial	—	—	6,479
Repayment of GE Capital loans by GE Industrial	(9,049)	(1,523)	—
Capital contribution from GE Industrial to GE Capital	2,000	4,000	—
Other reclassifications and eliminations	(315)	(868)	(570)
Consolidated cash from (used for) investing activities	$16,778	$10,684	$18,925

Combined GE Industrial and GE Capital cash from (used for) financing activities	$(27,678)	$(14,665)	$(22,408)
GE Industrial current receivables sold to GE Capital	102	596	835
GE Capital loans to GE Industrial	—	—	(6,479)
Repayment of GE Capital loans by GE Industrial	9,049	1,523	—
Capital contribution from GE Industrial to GE Capital	(2,000)	(4,000)	—
Other reclassifications and eliminations	675	782	706
Consolidated cash from (used for) financing activities	$(19,853)	$(15,764)	$(27,345)
(a) Included the elimination of $14,677 million, $14,716 million and $20,675 million payments to GE Industrial for current receivables purchased and retained by GE Capital and the related reclassification to CFOA of $14,079 million, $15,797 million and $20,680 million due to GE Capital collections and other activity in our consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018, respectively.
(b) Primarily included the reclassification of long-term receivables purchased and retained by GE Capital to current receivables.
(c) Represents the elimination of net payments from GE Industrial to GE Capital related to the funded participation in a supply chain finance program with GE Capital. The reduction of the GE Industrial liability associated with this program is primarily as a result of GE Capital's sale of the program platform to MUFG Union Bank, N.A. (MUFG) in 2019.

NOTE 25. OPERATING SEGMENTS
BASIS FOR PRESENTATION. Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described and referenced in Note 1. Segment results for our financial services businesses reflect the discrete tax effect of transactions.

A description of our operating segments as of December 31, 2020 can be found in the Segment Operation section within MD&A.

REVENUES	Total revenues(a)			Intersegment revenues(b)(c)			External revenues
Years ended December 31	2020	2019	2018	2020	2019	2018	2020	2019	2018
Power	$17,589	$18,625	$22,150	$352	$357	$152	$17,237	$18,267	$21,997
Renewable Energy	15,666	15,337	14,288	142	139	186	15,523	15,198	14,102
Aviation	22,042	32,875	30,566	1,445	758	375	20,597	32,117	30,191
Healthcare	18,009	19,942	19,784	1	—	—	18,008	19,942	19,784
Capital	7,245	8,741	9,551	566	971	1,384	6,679	7,770	8,167
Corporate items and eliminations	(932)	(305)	673	(2,507)	(2,225)	(2,097)	1,575	1,920	2,770
Total	$79,619	$95,214	$97,012	$—	$—	$—	$79,619	$95,214	$97,012
(a)Revenues of GE Industrial businesses include income from sales of goods and services to customers.
(b)Sales from one component to another generally are priced at equivalent commercial selling prices.
(c)The increase in intersegment revenues in 2020 at Aviation is primarily driven by higher sales to the Aeroderivative joint venture between our Power segment and Baker Hughes, partially offset by lower spare sales to our GECAS business.

The equipment and services revenues classification in the table below is consistent with our segment MD&A presentation.

GE 2020 FORM 10-K 102

	Years ended December 31
	2020			2019			2018
	Equipment	Services	Total	Equipment	Services	Total	Equipment	Services	Total
Power	$6,707	$10,883	$17,589	$6,247	$12,378	$18,625	$8,077	$14,073	$22,150
Renewable Energy	12,859	2,807	15,666	12,267	3,069	15,337	11,419	2,870	14,288
Aviation	8,582	13,460	22,042	12,737	20,138	32,875	11,499	19,067	30,566
Healthcare	9,992	8,017	18,009	11,585	8,357	19,942	11,422	8,363	19,784
Corporate items and industrial eliminations	(520)	314	(206)	243	697	940	1,263	987	2,250
Total GE Industrial revenues	$37,620	$35,480	$73,100	$43,080	$44,639	$87,719	$43,679	$45,359	$89,038

SEGMENT REVENUES	Years ended December 31
	2020	2019	2018
Gas Power	$12,655	$13,122	$13,296
Power Portfolio	4,935	5,503	8,853
Power	$17,589	$18,625	$22,150

Onshore Wind	$10,881	$10,421	$8,220
Grid Solutions equipment and services	3,585	4,016	4,579
Hydro, Offshore Wind and Hybrid Solutions	1,200	900	1,489
Renewable Energy	$15,666	$15,337	$14,288

Commercial Engines & Services	$13,017	$24,217	$22,724
Military	4,572	4,389	4,103
Systems & Other	4,453	4,269	3,740
Aviation	$22,042	$32,875	$30,566

Healthcare Systems	$15,387	$14,648	$14,886
Pharmaceutical Diagnostics	1,792	2,005	1,888
BioPharma	830	3,289	3,010
Healthcare	$18,009	$19,942	$19,784

Corporate items and industrial eliminations	$(206)	$940	$2,250
Total GE Industrial revenues	73,100	87,719	89,038
Capital(a)	$7,245	$8,741	$9,551
GE Capital-GE Industrial eliminations	(726)	(1,245)	(1,577)
Consolidated revenues	$79,619	$95,214	$97,012
(a) Substantially all of our revenues at GE Capital are outside of the scope of ASC 606.

Revenues are classified according to the region to which products and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas.

Year ended December 31, 2020	Power	Renewable Energy	Aviation	Healthcare	Capital	Corporate items and eliminations	Total
U.S.	$6,186	$7,846	$11,239	$7,611	$3,550	$(1,117)	$35,314
Non-U.S.
Europe	2,895	3,047	4,288	3,952	1,395	155	15,733
Asia	3,961	2,640	3,920	4,719	997	(20)	16,216
Americas	1,483	819	882	879	639	(2)	4,701
Middle East and Africa	3,064	1,314	1,713	848	664	52	7,655
Total Non-U.S.	$11,403	$7,820	$10,803	$10,398	$3,695	$185	$44,305
Total geographic revenues	$17,589	$15,666	$22,042	$18,009	$7,245	$(932)	$79,619
Non-U.S. revenues as a % of consolidated revenues	65%	50%	49%	58%	51%		56%

GE 2020 FORM 10-K 103

Year ended December 31, 2019	Power	Renewable Energy	Aviation	Healthcare	Capital	Corporate items and eliminations	Total
U.S.	$5,992	$7,413	$13,384	$8,526	$4,149	$(93)	$39,372
Non-U.S.
Europe	3,140	2,925	7,452	4,132	1,577	(135)	19,092
Asia	4,018	2,737	6,641	5,436	1,454	(130)	20,156
Americas	1,915	1,064	1,593	1,056	742	(33)	6,336
Middle East and Africa	3,560	1,198	3,805	792	819	86	10,259
Total Non-U.S.	$12,633	$7,924	$19,491	$11,416	$4,592	$(212)	$55,843
Total geographic revenues	$18,625	$15,337	$32,875	$19,942	$8,741	$(305)	$95,214
Non-U.S. revenues as a % of consolidated revenues	68%	52%	59%	57%	53%		59%

Year ended December 31, 2018
U.S.	$7,456	$4,912	$12,529	$8,574	$5,282	$1,124	$39,876
Non-U.S.
Europe	4,538	3,212	7,027	4,164	1,383	(496)	19,828
Asia	4,072	2,933	5,787	5,219	1,368	(79)	19,300
Americas	2,546	2,179	1,459	988	632	87	7,892
Middle East and Africa	3,538	1,052	3,764	839	886	37	10,117
Total Non-U.S.	$14,694	$9,376	$18,037	$11,210	$4,269	$(451)	$57,136
Total geographic revenues	$22,150	$14,288	$30,566	$19,784	$9,551	$673	$97,012
Non-U.S. revenues as a % of consolidated revenues	66%	66%	59%	57%	45%		59%

REMAINING PERFORMANCE OBLIGATION. As of December 31, 2020, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $230,600 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: 1) equipment-related remaining performance obligation of $45,991 million of which 58%, 80% and 98% is expected to be recognized within 1, 2 and 5 years, respectively, and the remaining thereafter; and 2) services-related remaining performance obligations of $184,608 million of which 14%, 45%, 65% and 81% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

Total sales of goods and services to agencies of the U.S. Government were 7%, 5% and 5% of GE Industrial revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Within our Aviation segment, defense-related sales were 6%, 5% and 4% of GE Industrial revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

PROFIT AND EARNINGS For the years ended December 31	2020	2019	2018
Power	$274	$291	$(1,105)
Renewable Energy	(715)	(791)	140
Aviation	1,229	6,812	6,454
Healthcare	3,060	3,737	3,522
Capital	(1,710)	(530)	(489)
Total segment profit	2,138	9,519	8,521
Corporate items and eliminations	8,239	(1,825)	(2,201)
GE Industrial goodwill impairments	(877)	(1,486)	(22,136)
GE Industrial interest and other financial charges	(1,333)	(2,115)	(2,415)
GE Industrial non-operating benefit costs	(2,424)	(2,828)	(2,740)
GE Industrial provision for income taxes	(388)	(1,309)	(467)
Earnings (loss) from continuing operations attributable to GE common shareholders	5,355	(44)	(21,438)
Earnings (loss) from discontinued operations, net of taxes	(125)	(5,335)	(1,363)
Less net earnings (loss) attributable to noncontrolling interests, discontinued operations	—	60	1
Earnings (loss) from discontinued operations, net of taxes and noncontrolling interests	(125)	(5,395)	(1,364)
Consolidated net earnings (loss) attributable to GE common shareholders	$5,230	$(5,439)	$(22,802)
GE 2020 FORM 10-K 104

	Interest and other financial charges			Benefit (provision) for income taxes
For the years ended December 31	2020	2019	2018	2020	2019	2018
Capital	$2,186	$2,532	$2,982	$862	$582	$374
Corporate items and eliminations(a)	1,087	1,695	1,784	(388)	(1,309)	(467)
Total	$3,273	$4,227	$4,766	$474	$(726)	$(93)
(a)Included amounts for Power, Renewable Energy, Aviation and Healthcare, for which our measure of segment profit excludes interest and other financial charges and income taxes.

	Assets			Property, plant and equipment additions(a)			Depreciation and amortization(b)
	At December 31			For the years ended December 31			For the years ended December 31
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Power	$24,453	$26,731	$27,389	$245	$277	$358	$749	$880	$1,307
Renewable Energy	15,927	15,935	16,400	302	455	303	413	425	474
Aviation	38,634	41,083	37,488	737	1,031	1,070	1,142	1,150	1,042
Healthcare	22,229	30,503	28,037	256	395	378	628	702	832
Capital(c)	113,526	117,546	119,329	1,765	3,830	4,569	2,590	2,083	2,163
Corporate items and eliminations(d)	35,151	29,269	18,043	(51)	(175)	(46)	494	355	763
Total continuing	$249,920	$261,068	$246,686	$3,252	$5,813	$6,632	$6,018	$5,595	$6,582
(a)Additions to property, plant and equipment include amounts relating to principal businesses purchased.
(b)Included amortization expense related to intangible assets.
(c)Included Capital deferred income taxes that are presented as assets for purposes of our balance sheet presentation.
(d)Included GE Industrial deferred income taxes that are presented as assets for purposes of our balance sheet presentation.

We classify certain assets that cannot meaningfully be associated with specific geographic areas as “Other Global” for this purpose.

December 31	2020	2019
U.S.	$148,963	$143,534
Non-U.S.
Europe	58,301	70,565
Asia	20,630	22,089
Americas	10,795	13,435
Other Global	11,230	11,445
Total Non-U.S.	$100,956	$117,534
Total assets (Continuing Operations)	$249,920	$261,068

The decrease in continuing assets in 2020 was primarily driven by lower volume and the impact of COVID-19, higher net repayment of borrowings, and funding of the GE Pension Plan. The sale of our BioPharma business caused a decrease in assets in different regions, but was more than offset by the proceeds from the sale in the U.S.

Property, plant and equipment – net associated with operations based in the United States were $13,010 million and $13,447 million at December 31, 2020 and 2019, respectively. Property, plant and equipment – net associated with operations based outside the United States were $31,651 million and $32,432 million at December 31, 2020 and 2019, respectively.

GE 2020 FORM 10-K 105

NOTE 26. BAKER HUGHES SUMMARIZED FINANCIAL INFORMATION. We account for our remaining interest in Baker Hughes (comprising 349.4 million shares with 33.8% ownership and a promissory note receivable as of December 31, 2020) at fair value. The fair value of our interest in Baker Hughes at December 31, 2020 and 2019, was $7,319 million and $9,888 million, respectively. We recognized a realized and unrealized pre-tax loss of $2,037 million ($1,562 million after-tax) based on a share price of $20.85 and a pre-tax unrealized gain of $793 million ($626 million after-tax) based on a share price of $25.63 for the years ended December 31, 2020 and 2019, respectively. The 2020 loss included a $54 million pre-tax derivative loss associated with the forward sale of Baker Hughes shares pursuant to our previously announced program to monetize our Baker Hughes position. In October 2020, we completed a forward sale of 28 million shares and received proceeds of $417 million. In January 2021, we completed a forward sale of 38 million shares and received proceeds of $735 million. See Notes 2 and 3 for further information.

Summarized financial information of Baker Hughes is as follows.

For the years ended December 31	2020	2019(a)
Revenues	$20,705	$7,751
Gross Profit	3,199	1,558
Net income (loss)	(15,761)	120
Net income (loss) attributable to the entity	(9,940)	60
(a)Financial information is from September 16, 2019 (date of deconsolidation) to December 31, 2019.

As of December 31	2020	2019
Current	$16,455	$15,222
Noncurrent	21,552	38,147
Total assets	$38,007	$53,369

Current	$10,227	$10,014
Noncurrent	9,538	8,857
Total liabilities	$19,765	$18,871
Noncontrolling interests	$5,349	$12,570

Baker Hughes is a SEC registrant with separate filing requirements, and its financial information can be obtained from www.sec.gov or www.bakerhughes.com.
GE 2020 FORM 10-K 106

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers (As of February 1, 2021)

			Date assumed
			Executive
Name	Position	Age	Officer Position

H. Lawrence Culp, Jr.	Chairman of the Board & Chief Executive Officer	57	October 2018
Carolina Dybeck Happe	Senior Vice President & Chief Financial Officer	48	March 2020
Michael J. Holston	Senior Vice President, General Counsel & Secretary	58	April 2018
David L. Joyce	Vice Chairman of General Electric Company	64	September 2016
L. Kevin Cox	Senior Vice President, Chief Human Resources Officer	57	February 2019
Kieran P. Murphy	Senior Vice President of General Electric Company;	57	September 2018
	President & CEO, GE Healthcare
Jérôme X. Pécresse	Senior Vice President of General Electric Company;	53	September 2018
	President & CEO, GE Renewable Energy
John Slattery	Senior Vice President of General Electric Company;	52	September 2020
	President & CEO, GE Aviation
Russell Stokes	Senior Vice President of General Electric Company;	49	September 2018
	President & CEO, GE Aviation Services, and Chairman, GE Power Portfolio
Scott L. Strazik	Senior Vice President of General Electric Company;	42	January 2019
	CEO, GE Gas Power
Thomas S. Timko	Vice President, Controller & Chief Accounting Officer	52	September 2018

All Executive Officers are elected by the Board of Directors for an initial term that continues until the Board meeting immediately preceding the next annual statutory meeting of shareholders, and thereafter are elected for one-year terms or until their successors have been elected. All Executive Officers have been executives of General Electric Company for the last five years except for Messrs. Culp, Cox, Holston, Slattery and Timko, and Ms. Dybeck Happe.

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

Prior to joining GE in February 2019, Mr. Cox had been Chief Human Resources Officer at American Express since 2005.

Prior to joining GE in March 2020, Ms. Dybeck Happe had been Chief Financial Officer of A.P. Moller - Maersk A/S since 2019 after serving as Chief Financial Officer of Assa Abloy AB since 2012 until 2018.

Prior to joining GE in April 2018, Mr. Holston had been general counsel at Merck since 2015, after joining the drugmaker as chief ethics and compliance officer in 2012.

Prior to Joining GE in July 2020, Mr. Slattery had been President and Chief Executive Officer of Commercial Aviation for Embraer, S.A. since 2016 after serving as the Chief Commercial Officer for Embraer Commercial Aviation since 2012.

Prior to joining GE in September 2018, Mr. Timko was Vice President, Controller and Chief Accounting Officer at General Motors since 2013.

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Other Governance Policies & Practices” and “Board Operations” in our definitive proxy statement for our 2021 Annual Meeting of Shareholders to be held May 4, 2021, which will be filed within 120 days of the end of our fiscal year ended December 31, 2020 (the 2021 Proxy Statement).
GE 2020 FORM 10-K 107

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)1. Financial Statements
Included in the “Financial Statements and Supplementary Data” section of this report:
Management’s Annual Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Statement of Earnings (Loss) for the years ended December 31, 2020, 2019 and 2018
Statement of Financial Position at December 31, 2020 and 2019
Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Statement of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018
Statement of Changes in Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018
Notes to consolidated financial statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Operating Segments

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

GE 2020 FORM 10-K 108

4(i)
Global Supplemental Indenture dated as of April 10, 2015, among General Electric Capital Corporation, General Electric Company and The Bank of New York Mellon, as trustee. (Incorporated by reference to Exhibit 4(i) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Commission file number 001-00035)).

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

4(l)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
(10)	Except for 10(gg) and (hh) below, all of the following exhibits consist of Executive Compensation Plans or Arrangements:
	(a)	General Electric Incentive Compensation Plan, as amended effective July 1, 1991 (Incorporated by reference to Exhibit 10(a) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission file number 001-00035)).
(b)
General Electric Financial Planning Program, as amended through September 1993 (Incorporated by reference to Exhibit 10(h) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission file number 001-00035)).

	(c)	General Electric Executive Life Insurance Plan, as amended and restated January 1, 2020.*
(d)
General Electric Directors’ Charitable Gift Plan, as amended through December 2002 (Incorporated by reference to Exhibit 10(i) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission file number 001-00035)).

(e)
General Electric Leadership Life Insurance Program, effective January 1, 1994 (Incorporated by reference to Exhibit 10(r) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission file number 001-00035)).

	(f)	General Electric Supplementary Pension Plan, as amended effective January 1, 2020.*
	(g)	General Electric Restoration Plan, effective January 1, 2021.*
(h)
General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of December 7, 2018 (Incorporated by reference to Exhibit 10(g) to GE's Annual Report on Form 10-K for the fiscal year ended December 31, 2018(Commission file number 001-00035)).

(i)
Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10(cc) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Commission file number 001-00035)).

(j)
Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (Incorporated by reference to Exhibit 10(w) to the GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission file number 001-00035)).

	(k)	GE Retirement for the Good of the Company Program, as amended effective January 1, 2018.*
	(l)	GE US Executive Severance Plan, effective January 1, 2021.*
(m)
GE Excess Benefits Plan, effective January 1, 2009 (Incorporated by reference to Exhibit 10(k) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission file number 001-00035)).

	(n)	Amendment to GE Excess Benefits Plan, effective December 31, 2020.*
(o)
General Electric 2006 Executive Deferred Salary Plan, as amended January 1, 2009 (Incorporated by reference to Exhibit 10(l) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission file number 001-00035)).

(p)
GE 2007 Long-Term Incentive Plan as amended and restated April 26, 2017, and as further amended and restated February 15, 2019 (Incorporated by reference to Exhibit 10(l) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Commission file number 001-00035)).

(q)
Amendment, dated August 18, 2020, to the GE 2007 Long-Term Incentive Plan (as amended and restated April 26, 2017, and as further amended and restated February 15, 2019) (Incorporated by reference to Exhibit 10(c) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission file number 001-00035)).

	(r)	Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2020.*
	(s)	Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2020.*
	(t)	Form of Agreement for Leadership Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of September 2020.*
(u)
Form of Agreement for Performance Stock Unit Grants to Executive Officers in 2019 under the General Electric Company 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10(r) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission file number 001-00035)).

	(v)	Form of Agreement for Performance Stock Unit Grants to Executive Officers in 2020 under the General Electric Company 2007 Long-Term Incentive Plan.*
(w)
General Electric International Employee Stock Purchase Plan, as amended and restated on April 25, 2018 (Incorporated by reference to Exhibit 99.1 to GE’s Registration Statement on Form S-8, dated May 1, 2018, File No. 333-224587 (Commission file number 001-00035)).

(x)
General Electric Company Annual Executive Incentive Plan, effective January 1, 2020 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission file number 001-00035)).

GE 2020 FORM 10-K 109

(y)
Employment Agreement between H. Lawrence Culp, Jr. and General Electric Company, effective October 1, 2018 (Incorporated by reference to Exhibit 10(z) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Commission file number 001-00035)).

(z)
Amendment No.1, effective August 18, 2020, to the Employment Agreement between H. Lawrence Culp, Jr. and General Electric Company, effective October 1, 2018 (Incorporated by reference to Exhibit 10.1 to General Electric Company’s Current Report on Form 8-K, dated August 20, 2020 (Commission file number 001-00035)).

(aa)
Performance Share Grant Agreement for H. Lawrence Culp, Jr., dated August 18, 2020 (Incorporated by reference to Exhibit 10.2 to General Electric Company’s Current Report on Form 8-K, dated August 20, 2020 (Commission file number 001-00035)).

(bb)
Employment Agreement between Carolina Dybeck Happe and General Electric Company, effective November 24, 2019 (Incorporated by reference to Exhibit 10(z) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission file number 001-00035)).

(cc)
Memorandum of Understanding between General Electric Company and Carolina Dybeck Happe, effective March 1, 2020 (Incorporated by reference to Exhibit 10(c) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission file number 001-00035)).

(dd)
Amendment No. 1, effective September 2, 2020, to the Employment Agreement between Carolina Dybeck Happe and General Electric Company, effective November 24, 2019 (Incorporated by reference to Exhibit 10(d) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission file number 001-00035)).

(ee)
Performance Stock Unit Grant Agreement for Carolina Dybeck Happe, dated September 3, 2020 (Incorporated by reference to Exhibit 10(e) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission file number 001-00035)).

(ff)
Separation Agreement & Release between General Electric Company and Jamie Miller, dated February 17, 2020 (Incorporated by reference to Exhibit 1.01 to GE's Current Report on Form 8-K, dated February 20, 2020 (Commission file number 001-00035)).

(gg)
Amended and Restated Agreement, dated April 10, 2015, between General Electric Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 to GE’s Current Report on Form 8-K, dated April 10, 2015 (Commission file number 001-00035)).

(hh)
Three-Year Credit Agreement, dated as of April 17, 2020, among General Electric Company, as the Borrower, JPMorgan Chase, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to GE's Current Report on Form 8-K, dated April 20, 2020 (Commission file number 001-00035)).

(11)	Statement re Computation of Per Share Earnings.**
(21)	Subsidiaries of Registrant.*
(22)	List of Subsidiary Guarantors and Issuers of Guaranteed Securities.*
(23)	Consent of Independent Registered Public Accounting Firm.*
(24)	Power of Attorney.*
31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
(32)	Certification Pursuant to 18 U.S.C. Section 1350.*
99(a)	Undertaking for Inclusion in Registration Statements on Form S-8 of General Electric Company (Incorporated by reference to Exhibit 99(b) to General Electric Annual Report on Form 10-K (Commission file number 001-00035) for the fiscal year ended December 31, 1992).
99(b)
Computation of Ratio of Earnings to Fixed Charges (Incorporated by reference to Exhibit 12(a) to GE Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (Commission file number 001-06461)).

99(c)	Supplement to Present Required Information in Searchable Format.*
(101)
The following materials from General Electric Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted as Inline XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the years ended December 31, 2020, 2019 and 2018, (ii) Statement of Financial Position at December 31, 2020 and 2019, (iii) Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (iv) Statement of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, (v) Statement of Changes in Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018, and (vi) the Notes to Consolidated Financial Statements.*

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

GE 2020 FORM 10-K 110

FORM 10-K CROSS REFERENCE INDEX

Item Number		Page(s)
Part I
Item 1.	Business	4, 10-18, 103-104

Item 1A.	Risk Factors	44-51
Item 1B.	Unresolved Staff Comments	Not applicable

Item 2.	Properties	4

Item 3.	Legal Proceedings	98-101

Item 4.	Mine Safety Disclosures	Not applicable
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	44

Item 6.	Selected Financial Data	Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5-43

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	27, 94-97

Item 8.	Financial Statements and Supplementary Data	56-106

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not applicable

Item 9A.	Controls and Procedures	52

Item 9B.	Other Information	Not applicable
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	107

Item 11.	Executive Compensation	(a)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b), 92

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(c)

Item 14.	Principal Accountant Fees and Services	(d)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	108-110
Item 16.	Form 10-K Summary	Not applicable

Signatures		112
(a)Incorporated by reference to “Compensation” in the 2021 Proxy Statement.
(b)Incorporated by reference to “Stock Ownership Information” in the 2021 Proxy Statement.
(c)Incorporated by reference to “Related Person Transactions” and “How We Assess Director Independence” in the 2021 Proxy Statement.
(d)Incorporated by reference to “Independent Auditor Information” in the 2021 Proxy Statement.
GE 2020 FORM 10-K 111

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2020, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the City of Boston and Commonwealth of Massachusetts on the 12th day of February 2021.

General Electric Company
(Registrant)

By	/s/ Thomas S. Timko
Thomas S. Timko Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Carolina Dybeck Happe	Principal Financial Officer	February 12, 2021
Carolina Dybeck Happe Senior Vice President and Chief Financial Officer

	/s/ Thomas S. Timko	Principal Accounting Officer	February 12, 2021
Thomas S. Timko Vice President, Chief Accounting Officer and Controller

	/s/ H. Lawrence Culp, Jr.	Principal Executive Officer	February 12, 2021
H. Lawrence Culp, Jr.* Chairman of the Board of Directors

	Sébastien M. Bazin*	Director
	Ashton B. Carter	Director
	Francisco D'Souza*	Director
	Edward P. Garden*	Director
	Thomas W. Horton*	Director
	Risa Lavizzo-Mourey*	Director
	Catherine A. Lesjak*	Director
	Paula Rosput Reynolds*	Director
	Leslie F. Seidman*	Director
	James S. Tisch*	Director

A majority of the Board of Directors

*By	/s/ Christoph A. Pereira
Christoph A. Pereira Attorney-in-fact
February 12, 2021

GE 2020 FORM 10-K 112