Form 10-Q
period 2021-03-31
GENERAL ELECTRIC CO
filed 2021-04-27
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,778,641,000 shares of common stock with a par value of $0.06 per share outstanding at March 31, 2021.

FORWARD-LOOKING STATEMENTS. Our public communications and SEC filings may contain statements related to future, not past, events. These forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range." Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the impacts of the COVID-19 pandemic on our business operations, financial results and financial position and on the world economy; our expected financial performance, including cash flows, revenues, organic growth, margins, earnings and earnings per share; macroeconomic and market conditions and volatility; planned and potential business or asset dispositions, including our plan to combine our GE Capital Aviation Services (GECAS) business with AerCap Holdings N.V. (AerCap); our de-leveraging plans, including leverage ratios and targets, the timing and nature of actions to reduce indebtedness and our credit ratings and outlooks; GE's and GE Capital's funding and liquidity; our businesses’ cost structures and plans to reduce costs; restructuring, goodwill impairment or other financial charges; or tax rates.
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
•our success in executing and completing asset dispositions or other transactions, including our plan to combine our GECAS business with AerCap and our plan to exit our equity ownership position in Baker Hughes, the timing of closing for such transactions, the ability to secure regulatory approvals and satisfy other closing conditions (as applicable), and the expected proceeds, consideration and benefits to GE;
•changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including interest rates, the value of securities and other financial assets (including our equity ownership position in Baker Hughes and the equity ownership position that we will hold in AerCap after completing our announced plan to combine GECAS with AerCap), oil, natural gas and other commodity prices and exchange rates, and the impact of such changes and volatility on our financial position and businesses;
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
•GE Capital's capital and liquidity needs, including in connection with GE Capital’s run-off insurance operations and discontinued operations such as Bank BPH, the amount and timing of any required capital contributions and any strategic actions that we may pursue; the impact of conditions in the financial and credit markets on GE Capital's ability to sell financial assets; the availability and cost of funding; and GE Capital's exposure to particular counterparties and markets, including through GECAS to the aviation sector and adverse impacts related to COVID-19;
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
•the impact of potential information technology, cybersecurity or data security breaches at GE or third parties; and
•the other factors that are described in the "Risk Factors" section of this report and of our Annual Report on Form 10-K for the year ended December 31, 2020, as such descriptions may be updated or amended in any future reports we file with the SEC.
These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2021 1Q FORM 10-Q 3

ABOUT GENERAL ELECTRIC. General Electric Company (General Electric, GE or the Company) is a high-tech industrial company that operates worldwide through its four industrial segments, Power, Renewable Energy, Aviation and Healthcare, and its financial services segment, Capital. See the Segment Operations section within Management’s Discussion and Analysis of Financial Condition (MD&A) for segment business descriptions and product and service offerings. See the Consolidated Results section within MD&A and Results of Operations and Note 2 to the consolidated financial statements for information regarding our recent business portfolio actions. Results of businesses reclassified to discontinued operations have been recast for all periods presented.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A). See Note 1 for a discussion of the basis of presentation for our consolidated financial statements and this MD&A. Discussions throughout MD&A are based on continuing operations unless otherwise noted. The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements. For purposes of the financial statement display of sales and costs of sales in our consolidated Statement of Earnings (Loss), “goods” is required by SEC regulations to include all sales of tangible products, and "services" must include all other sales, including other services activities. Throughout MD&A we refer to sales under product services agreements and sales of both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of our operations.

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

CONSOLIDATED RESULTS
SIGNIFICANT DEVELOPMENTS. Coronavirus Disease 2019 (COVID-19) Pandemic. The COVID-19 pandemic has impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many sectors. Since the latter part of the first quarter of 2020, these factors have had a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. While factors related directly and indirectly to the COVID-19 pandemic have been impacting operations and financial performance at varying levels across all our businesses, the most significant impact to date has been at our Aviation segment and our GE Capital Aviation Services (GECAS) aircraft leasing business within discontinued operations. For details about impacts related to our businesses and actions we have taken in response, as applicable, refer to the respective segment sections within MD&A. We also continue to evaluate market conditions as they evolve and take precautionary measures to strengthen our financial position. We ended the first quarter of 2021 with $31.8 billion of consolidated cash, cash equivalents and restricted cash, in addition to our available credit lines of $20.2 billion. See the Capital Resources and Liquidity section for further information. We anticipate that our operations and financial performance will continue to be impacted by the COVID-19 pandemic in future periods. These impacts will ultimately depend on many factors that are not within our control, including the severity and duration of the pandemic; governmental, business and individuals’ actions in response to the pandemic; and the development, availability and public acceptance of effective treatments and vaccines.

GECAS. On March 9, 2021, we announced an agreement to combine GECAS with AerCap Holdings N.V. (AerCap), for which the Company expects to receive $23.9 billion in cash, subject to contractual closing adjustments, 111.5 million shares of AerCap common stock (approximately 46% ownership interest) valued at approximately $6.6 billion based on the AerCap’s closing share price on March 31, 2021, and $1 billion in AerCap notes and/or cash upon closing. In connection with the signing of the transaction agreement, GE Capital recorded a non-cash after-tax charge of $2.8 billion in discontinued operations in the first quarter of 2021, partially offset by $0.2 billion of earnings, and the results of GECAS are now presented in discontinued operations. Given the economics of GECAS accrue to AerCap in conjunction with the transaction, the net impact of GECAS (loss on sale and operations) could change materially, mainly due to fluctuations in AerCap's closing share price. Completion of the transaction remains subject to AerCap shareholder approval, regulatory approvals and other customary closing conditions.

After completion of the transaction, we will elect to prospectively measure our investment in AerCap at fair value and expect to have continuing involvement with AerCap, primarily through our ownership interest and ongoing sales or leases of products and services. In addition, we expect to sell our stake in an orderly fashion over time. The remainder of GE Capital, including Energy Financial Services (EFS) and our run-off insurance operations, will be reported within Corporate. This means we will move from three-column to one-column financial statement reporting.

2021 1Q FORM 10-Q 4

FIRST QUARTER 2021 RESULTS. Consolidated revenues were $17.1 billion, down $2.4 billion for the quarter, driven by decreased GE Industrial revenues partially offset by increased GE Capital revenues. GE Industrial revenues decreased $2.5 billion (13%), driven primarily by decreases at Aviation, Healthcare and Power, partially offset by an increase at Renewable Energy. GE Capital revenues increased 5%.

Continuing earnings (loss) per share was $0.00. Excluding realized and unrealized gains (losses), non-operating benefit costs, restructuring and other charges and a GE Capital tax loss, Adjusted earnings per share* was $0.03.

For the three months ended March 31, 2021, GE Industrial profit was $0.4 billion and profit margins were 2.3%, down $6.2 billion, driven primarily by the nonrecurrence of the $12.3 billion gain on the sale of our BioPharma business and lower profit at Aviation, partially offset by a lower net loss on our investment in Baker Hughes of $6.0 billion, a decrease in adjusted total Corporate operating costs* of $0.2 billion, a decrease in non-operating benefit cost of $0.2 billion, and a decrease in interest and other financial charges of $0.1 billion. Adjusted GE Industrial organic profit* increased $0.1 billion, as increases at Healthcare, Renewable Energy and Power, and lower adjusted total Corporate operating costs*, were partially offset by a decrease at Aviation.

GE Industrial cash flows from operating activities (CFOA) were $(0.5) billion and $(1.7) billion for the three months ended March 31, 2021 and 2020, respectively. GE Industrial cash used for operating activities decreased primarily due to a decrease in cash used for working capital, partially offset by an increase in cash used for All other operating activities. GE Industrial free cash flows (FCF)* were $(0.8) billion and $(2.2) billion for the three months ended March 31, 2021 and 2020, respectively. GE Industrial FCF increased primarily due to a decrease in cash used for working capital, and a decrease in additions to property, plant and equipment and internal-use software, partially offset by an increase in cash used for All other operating activities. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

Orders are contractual commitments with customers to provide specified goods or services for an agreed upon price.

GE INDUSTRIAL ORDERS	Three months ended March 31
	2021	2020
Equipment	$8,208	$9,211
Services	8,800	10,274
Total orders(a)	$17,008	$19,485
Total organic orders	$16,720	$18,247
(a) Orders for the three months ended March 31, 2020 included $1,136 million related to BioPharma.

For the three months ended March 31, 2021, orders decreased $2.5 billion (13%) on a reported basis and decreased $1.5 billion (8%) organically primarily at Aviation, due to decreases in services orders, and at Power, due to decreases in equipment orders, partially offset by increases at Renewable Energy and Healthcare. Equipment orders were down $0.1 billion (1%) organically and services orders were down $1.4 billion (14%) organically.

Backlog is unfilled customer orders for products and product services (expected life of contract sales for product services).

GE INDUSTRIAL BACKLOG	March 31, 2021	December 31, 2020	March 31, 2020
Equipment	$72,272	$73,286	$76,854
Services	311,134	313,234	324,216
Total backlog	$383,405	$386,520	$401,070

As of March 31, 2021, backlog decreased $3.1 billion (1%) from December 31, 2020, primarily at Power, from sales outpacing new orders, and at Aviation, from cancellations of commercial engine and service orders. Renewable Energy decreased due to the effects of foreign currency fluctuations, and Healthcare decreased due to an increase in shorter cycle time products. Backlog decreased $17.7 billion (4%) from March 31, 2020, due to a decrease in equipment backlog of $4.6 billion (6%), primarily at Aviation, Power and Healthcare, and a decrease in services backlog of $13.1 billion (4%), primarily at Aviation, due to a reduction in our Commercial Services backlog and cancellations of commercial engine orders, and at Power, due to sales outpacing new orders. The reduction in Commercial Services at Aviation reflects the cancellation of equipment unit orders, lower anticipated engine utilization, customer fleet restructuring and contract modifications.

Remaining performance obligation (RPO), a defined term under GAAP, is backlog excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. In the second quarter of 2021, we expect to replace our quarterly disclosures of backlog with RPO as a key metric, one commonly used across our industries, which will simplify our reporting. Our historical experience indicates the likelihood of cancellation of orders excluded from RPO is remote. See Note 9 for further information.

*Non-GAAP Financial Measure
2021 1Q FORM 10-Q 5

March 31, 2021	Equipment	Services	Total
Backlog	$72,272	$311,134	$383,405
Adjustments	(31,321)	(125,122)	(156,443)
Remaining performance obligation	$40,951	$186,012	$226,962

Adjustments to reported backlog, primarily related to long-term contracts in excess of one year, of $156.4 billion as of March 31, 2021 are largely driven by adjustments of $145.9 billion in our Aviation segment: (1) backlog includes engine contracts for which we have received purchase orders that are cancelable; (2) our services backlog includes contracts that are cancelable without substantive penalty, primarily time and materials contracts; and (3) backlog includes engines contracted under long-term service agreements, even if the engines have not yet been put into service.

REVENUES	Three months ended March 31
	2021	2020
Consolidated revenues	$17,118	$19,490

Equipment	7,971	9,097
Services	8,358	9,748
GE Industrial revenues	$16,329	$18,844

GE Capital revenues	$878	$837

For the three months ended March 31, 2021, Consolidated revenues were down $2.4 billion, driven by a decrease in GE Industrial revenues of $2.5 billion partially offset by an increase in GE Capital revenues.
GE Industrial revenues decreased $2.5 billion (13%), with decreases in services and equipment. The decrease in services was primarily at Aviation, due to lower commercial spare part shipments and decreased shop visits, partially offset by an increase at Power driven by Gas Power services revenues. The decrease in equipment was primarily at Aviation, due to fewer commercial install and spare engine shipments; at Healthcare, due to the disposition of the BioPharma business; and at Power, due to decreases in Steam Power and Gas Power; partially offset by an increase in Renewable Energy. The decrease in GE Industrial revenues included the net effects of dispositions of $1.1 billion and an increase from foreign currency translation of $0.3 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, GE Industrial organic revenues* decreased $1.7 billion (10%), with a decrease in services revenues of $1.4 billion (14%) and equipment revenues of $0.4 billion (5%). GE Industrial organic revenues* decreased at Aviation and Power, partially offset by an increase at Healthcare. Healthcare organic revenue* increased $0.3 billion (7%) due to increased demand for Healthcare Systems (HCS) products, and a return to pre-pandemic volume in Pharmaceutical Diagnostics (PDx).
GE Capital revenues increased 5%, primarily as a result of lower marks and impairments primarily in Insurance, partially offset by lower revenue at Working Capital Solutions (WCS) due to lower volume and lower gains and project revenues at EFS.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended March 31
(Per-share in dollars and diluted)	2021	2020
Continuing earnings (loss)	$20	$6,175
Continuing earnings per share (loss)	$—	$0.70

For the three months ended March 31, 2021, Consolidated continuing earnings decreased $6.2 billion due to a decrease in GE Industrial profit.
GE Industrial profit decreased $6.2 billion driven by the nonrecurrence of the $12.3 billion gain on the sale of our BioPharma business and lower profit at Aviation, partially offset by a lower net loss on our investment in Baker Hughes of $6.0 billion, a decrease in adjusted total Corporate operating costs* of $0.2 billion, a decrease in non-operating benefit cost of $0.2 billion, and a decrease in interest and other financial charges of $0.1 billion. GE Industrial profit margin was 2.3%, a decrease from 34.9%, primarily due to the same net decreases as described above. Adjusted GE Industrial profit* was $0.8 billion, an increase of $0.1 billion organically*, due to increases at Healthcare, Renewable Energy and Power, partially offset by a decrease at Aviation. Adjusted GE Industrial profit margin* was 5.1%, an increase of 110 basis points organically*, primarily due to the same net increases as described above. At Aviation, the primary drivers were lower volume on commercial spare part and commercial spare engine shipments, and decreased shop visits in our service agreements. At Power, the increase was driven by growth in Gas Power services revenues and margins, and continued efforts to streamline the business. At Healthcare, the increase was primarily due to cost reductions and increased demand for HCS products and increases in PDx volume, and at Renewable Energy, the increase was due to product cost deflation, the favorable impact of cost reduction measures and improved project execution.
GE Capital continuing losses decreased 8% as lower claims, improved investment performance and lower marks and impairments in Insurance were partially offset by lower gains and project revenues at EFS and the nonrecurrence of the tax benefit related to the BioPharma sale in the first quarter of 2020.

*Non-GAAP Financial Measure
2021 1Q FORM 10-Q 6

SEGMENT OPERATIONS. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for further information regarding our determination of Industrial and Capital segment profit for continuing operations, and for our allocations of corporate costs to our segments.

SUMMARY OF REPORTABLE SEGMENTS	Three months ended March 31
	2021	2020	V%
Power	$3,921	$4,025	(3)%
Renewable Energy	3,248	3,194	2%
Aviation	4,992	6,892	(28)%
Healthcare	4,308	4,727	(9)%
Capital	878	837	5%
Total segment revenues	17,346	19,675	(12)%
Corporate items and eliminations	(228)	(185)	(23)%
Consolidated revenues	$17,118	$19,490	(12)%

Power	$(87)	$(131)	34%
Renewable Energy	(234)	(327)	28%
Aviation	641	1,003	(36)%
Healthcare	698	867	(19)%
Capital	(172)	(187)	8%
Total segment profit (loss)	847	1,224	(31)%
Corporate items and eliminations	52	6,123	(99)%
GE Industrial interest and other financial charges	(268)	(370)	28%
GE Industrial non-operating benefit costs	(433)	(616)	30%
GE Industrial benefit (provision) for income taxes	(148)	(187)	21%
Earnings (loss) from continuing operations attributable to GE common shareholders	20	6,175	U
Earnings (loss) from discontinued operations, net of taxes	(2,894)	(21)	U
Less net earnings (loss) attributable to noncontrolling interests, discontinued operations	—	(2)	F
Earnings (loss) from discontinued operations, net of tax and noncontrolling interest	(2,894)	(19)	U
Consolidated net earnings (loss) attributable to the GE common shareholders	$(2,874)	$6,156	U

POWER. Power continues to streamline its business to better align with market demand and drive its businesses with an operational rigor and discipline that is focused on its customers’ lifecycle experience. We remain focused on our underwriting discipline and risk management to ensure we are securing deals that meet our financial hurdles and we have a high confidence to deliver for our customers.

Global electricity demand increased during the first quarter of 2021, driving increases in GE gas turbine utilization and long-term service agreement billings. Looking ahead, we anticipate the power market to continue to be impacted by overcapacity in the industry, continued price pressure from competition on servicing the installed base, and the uncertain timing of deal closures due to financing and the complexities of working in emerging markets, as well as the ongoing impacts of COVID-19. Market factors related to the energy transition such as greater renewable energy penetration and the adoption of climate change-related policies continue to impact long-term demand, to differing degrees across markets globally. We believe gas will play a critical role in the energy transition and our view of the market has not materially changed. Our businesses are executing on their turnarounds, including the planned exit of new build coal, and we are encouraged by the growth in Gas Power Services.

We continue to invest in new product development, such as our HA-Turbines. Our fundamentals remain strong with approximately $78 billion in backlog and a gas turbine installed base greater than 7,000 units, including approximately 1,800 units under long-term service agreements.

	Three months ended March 31
	Orders		Sales
(In units)	2021	2020	2021	2020
GE Gas Turbines	18	9	11	7
Heavy-Duty Gas Turbines(a)	10	6	11	5
HA-Turbines(b)	2	2	5	4
Aeroderivatives(a)	8	3	—	2
GE Gas Turbine Gigawatts(c)	1.7	2.2
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines.
(b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.
(c) Gigawatts reported associated with orders in the periods presented.

2021 1Q FORM 10-Q 7

	March 31, 2021	December 31, 2020	March 31, 2020
Equipment	$16,563	$17,127	$18,187
Services	61,468	62,448	66,921
Total backlog	$78,032	$79,575	$85,108

	Three months ended March 31
	2021	2020
Equipment	$837	$1,498
Services	2,796	2,612
Total orders	$3,633	$4,111

Gas Power	$2,829	$2,859
Power Portfolio	1,091	1,165
Total segment revenues	$3,921	$4,025

Equipment	$1,241	$1,506
Services	2,679	2,518
Total segment revenues	$3,921	$4,025

Segment profit (loss)	$(87)	$(131)
Segment profit margin	(2.2)%	(3.3)%
For the three months ended March 31, 2021, segment orders were down $0.5 billion (12%), segment revenues were down $0.1 billion (3%) and segment profit was up 34%.
Backlog as of March 31, 2021 decreased $1.5 billion (2%) and $7.1 billion (8%) from December 31, 2020 and March 31, 2020, respectively, primarily driven by sales outpacing new orders.
Orders decreased $0.5 billion (12%) organically, primarily due to decreases in Gas Power driven by the nonrecurrence of a large turnkey order and Steam Power equipment orders.
Revenues decreased $0.2 billion (4%) organically*, primarily due to decreased Steam Power equipment and services revenues and decreases in Gas Power equipment revenues, partially offset by an increase in Gas Power services revenues.
Profit increased 35% organically* due to growth in Gas Power services revenues and margins and continued efforts to streamline the business across Gas Power and Power Portfolio, partially offset by unfavorable legacy project arbitration resolutions and Steam project execution.

RENEWABLE ENERGY. Renewable Energy includes a portfolio of businesses comprising Onshore Wind (with our separate LM Wind blades business), Grid Solutions equipment and services, Hydro, Offshore Wind and Hybrid Solutions. These businesses are uniquely positioned to lead the energy transition with products and integrated solutions by growing new renewable energy generation, lowering the cost of electricity and modernizing the grid.

We continue to observe strong demand across the global onshore wind market together with a positive impact on deliveries and installations in the U.S. from the Production Tax Credit (PTC) cycle and customer preference shifting to larger, more efficient units to drive down costs and compete with other power generation options. The Grid and Hydro businesses are executing their turnaround plans and we are expecting improved operating results in 2021.

New product introductions remain important to our onshore and offshore customers who are demonstrating the willingness to adopt the new technology of larger turbines that decrease the levelized cost of energy. We have observed significant market demand for our Onshore 5-6 MW Cypress units and Offshore Haliade-X 12-13 MW units and are preparing for large scale production in response to this market demand.

	Three months ended March 31
	Orders		Sales
Onshore and Offshore (In units)	2021	2020	2021	2020
Wind Turbines	728	738	778	731
Wind Turbine Gigawatts	2.2	2.3	2.4	2.1
Repower units	121	6	—	219

	March 31, 2021	December 31, 2020	March 31, 2020
Equipment	$16,987	$17,470	$15,799
Services	12,461	12,531	10,712
Total backlog	$29,448	$30,001	$26,511

*Non-GAAP Financial Measure
2021 1Q FORM 10-Q 8

	Three months ended March 31
	2021	2020
Equipment	$2,954	$2,669
Services	561	399
Total orders	$3,515	$3,068

Onshore Wind	$2,118	$2,124
Grid Solutions equipment and services	795	839
Hydro	165	179
Offshore Wind and Hybrid Solutions	169	51
Total segment revenues	$3,248	$3,194

Equipment	$2,844	$2,576
Services	404	618
Total segment revenues	$3,248	$3,194

Segment profit (loss)	$(234)	$(327)
Segment profit margin	(7.2)%	(10.2)%
For the three months ended March 31, 2021, segment orders were up $0.4 billion (15%), segment revenues were up $0.1 billion (2%) and segment profit was up $0.1 billion (28%).
Backlog as of March 31, 2021 decreased $0.6 billion (2%) from December 31, 2020 primarily driven by the effects of foreign currency fluctuations, partially offset by new orders outpacing sales. Backlog increased $2.9 billion (11%) from March 31, 2020 primarily from Offshore Wind due to our first Haliade-X order for the Dogger Bank Wind Farm, new Cypress platform orders in Onshore Wind and an increase in Hydro. These increases were partially offset by sales exceeding new orders at Grid, primarily as a result of increased commercial selectivity in certain product lines.
Orders increased $0.4 billion (13%) organically, primarily due to the Grid high voltage direct current (HVDC) project for the Sofia Offshore Wind Farm and higher services orders at Onshore Wind.
Revenues were flat organically*, as higher revenue at Offshore Wind associated with the EDF’s 6MW PBG project in Saint-Nazaire, France and 30 more Onshore Wind turbine sales on a unit basis and 11% more on a megawatt basis, were offset by lower repower unit deliveries at Onshore Wind and lower revenue at Grid.
Profit increased $0.1 billion (31%) organically*, primarily from improvement in Onshore Wind product cost, the favorable impact of cost reduction measures, primarily at Grid and Hydro, and improved project execution, partially offset by lower margins on new product introductions at Onshore Wind and higher restructuring costs.

AVIATION. The global COVID-19 pandemic continues to have a material adverse effect on the global airline industry. A key underlying driver of Aviation’s commercial engine and services businesses is global commercial air traffic, which in turn is driven by economic activity and consumer and business propensity to travel. Since the beginning of the pandemic in the first quarter of 2020, we have seen varied levels of recovery in global markets. Government travel restrictions, public health advisories, individuals' propensity to travel and continued cases of the virus have all impacted the level of air travel. Aviation regularly tracks global departures, which as of March 31, 2021, were approximately 40% below first quarter 2020. Global departures improved in March 2021 compared to the first two months of the year, but levels of recovery varied across global regions. Aviation is closely monitoring government actions and economic and industry forecasts. Due to the global airline industry contraction, Aviation’s airline and airframe customers are taking measures to address reduced demand, which, in turn, continue to materially impact Aviation’s business operations and financial performance. More broadly, we are in frequent dialogue with our airline and airframe customers about the outlook for commercial air travel, new aircraft production, fleet retirements, and after-market services, including shop visit and spare part demand. Given current trends, we expect domestic travel routes primarily served by narrowbody aircraft to recover before long-haul, international travel routes which are primarily served by widebody aircraft. Consistent with industry projections, Aviation continues to estimate the duration of the market recovery to be prolonged over multiple years dependent on containing the spread of the virus, effective inoculation programs and government collaboration to encourage travel, particularly around reducing quarantine requirements.

Aviation has taken several business actions to respond to the current adverse environment, including a reduction of approximately 25% of its total global workforce since year-end 2019. The business is actively monitoring the pace of demand recovery to ensure the business is appropriately sized for the future. In addition, we continue to partner with our airline and leasing customers and are aligned with our airframe partners on production rates for 2021 and beyond.

As it relates to the military environment, Aviation continues to forecast strong military demand creating future growth opportunities for our Military business as the U.S. Department of Defense and foreign governments have continued flight operations, and have allocated budgets to upgrade and modernize their existing fleets. During the first quarter of 2021, Aviation continued to experience supply chain challenges, which the business is actively addressing.

Total engineering, comprised of company, customer and partner-funded and nonrecurring engineering costs, decreased compared to prior year in line with the changes in the commercial environment. During the first quarter of 2021, company-funded research and development spend decreased compared to the prior year. Customer and partner-funded engineering efforts, primarily in our Military business, decreased compared to the prior year due to the timing of planned program expenditures. Aviation continues to be committed to investment in developing and maturing technology that enables a more sustainable future of flight.
*Non-GAAP Financial Measure
2021 1Q FORM 10-Q 9

Aviation is taking actions to protect its ability to serve its customers now and as the global airline industry recovers. Aviation’s deep history of innovation and technology leadership, commercial engine installed base of approximately 37,700 units, with approximately 12,500 units under long-term service agreements, and military engine installed base of approximately 26,500 units represents strong long-term fundamentals. Aviation seeks to emerge from this crisis stronger and drive long-term cash and profitable growth over time.

	Three months ended March 31
	Orders		Sales
(In units, except where noted)	2021	2020	2021	2020
Commercial Engines(a)	298	168	359	530
LEAP Engines(b)	141	6	188	272
Military Engines	181	272	96	146
Spare Parts Rate(c)			$13.2	$26.9
(a) Commercial Engines now includes Business and General Aviation and Aeroderivative units for all periods presented.
(b) LEAP engines are subsets of commercial engines.
(c) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

	March 31, 2021	December 31, 2020	March 31, 2020
Equipment	$34,333	$34,486	$39,154
Services	225,032	225,927	234,078
Total backlog	$259,365	$260,412	$273,232

	Three months ended March 31
	2021	2020
Equipment	$2,004	$2,228
Services	3,488	5,221
Total orders	$5,491	$7,448

Commercial Engines & Services	$3,354	$5,113
Military	956	960
Systems & Other	682	820
Total segment revenues	$4,992	$6,892

Equipment	$1,847	$2,364
Services	3,145	4,529
Total segment revenues	$4,992	$6,892

Segment profit	$641	$1,003
Segment profit margin	12.8%	14.6%
For the three months ended March 31, 2021, segment orders were down $2.0 billion (26%), segment revenues were down $1.9 billion (28%) and segment profit was down $0.4 billion (36%).
Backlog as of March 31, 2021 decreased $1.0 billion from December 31, 2020, primarily due to approximately 400 LEAP-1B unit order cancellations. Backlog decreased $13.9 billion (5%) from March 31, 2020, primarily due to a reduction in our Commercial Services backlog and cancellations of commercial equipment orders, which included approximately 1,900 LEAP-1B unit order cancellations. The reduction to Commercial Services backlog reflects estimates of lower engine utilization, the partial cancellation of long-term service agreements related to the equipment unit order cancellations, and anticipated customer fleet restructuring and contract modifications.
Orders decreased $1.9 billion (26%) organically, primarily driven by lower commercial equipment and service orders as airline customers have slowed or deferred new engine orders, as well as delayed maintenance and repair operations while existing fleets have lower utilization or been grounded. Military orders decreased 8% compared to the prior year primarily driven by lower spare parts orders.
Revenues decreased $1.9 billion (27%) organically*. Equipment revenues decreased, primarily due to 171 fewer commercial install and spare engine unit shipments, including 84 fewer LEAP units versus the prior year. Commercial Services revenues decreased, primarily due to lower commercial spare part shipments and decreased shop visits. Military revenues were flat with 50 fewer engine shipments due to supply chain challenges, offset by favorable product mix.
Profit decreased $0.4 billion (37%) organically*, primarily due to lower volume on commercial spare part and commercial spare engine shipments, and decreased shop visits in our service agreements. These decreases in profit were partially offset by operational cost reduction from the cost savings actions taken in 2020 and the first quarter of 2021, along with charges related to customer credit risk and declines in the estimated profitability in long-term service agreements not repeating in the current year.

*Non-GAAP Financial Measure
2021 1Q FORM 10-Q 10

HEALTHCARE. We continue to see an overall recovery in hospital spend and increases in procedure volume; the expectation is that this will continue in line with the worldwide COVID-19 vaccine rollout. PDx demand has largely recovered to pre-COVID levels in line with increases in procedure volume. However, in some markets we expect capital expenditures to remain under pressure from revenue declines related to COVID-19 impacts. The pandemic is still driving additional supply chain and logistics costs, and we expect this to continue. In response to continuing near-term volatility and cost pressures, we have continued to execute on structural cost reductions and cash optimization actions, in order to prioritize spend on growth and research and development.

We continue focusing on creating new products and digital solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. GE Healthcare introduced the latest member of the Venue™ point of care ultrasound family. We also introduced Vscan Air, a cutting edge wireless pocket-sized ultrasound that provides crystal clear image quality, whole-body scanning capabilities, and intuitive software. We received 510(k) clearance for OEC 3D surgical c-arm. OEC 3D sets the standard of interoperative imaging with precise 3D volumetric images for spine and orthopedic procedures combined with 2D imaging for greater everyday efficiency. We remain committed to innovate and invest to create more integrated, efficient, and personalized precision healthcare.

	March 31, 2021	December 31, 2020	March 31, 2020
Equipment	$5,564	$5,538	$5,957
Services	11,479	11,562	11,433
Total backlog	$17,044	$17,100	$17,389

	Three months ended March 31
	2021	2020
Equipment	$2,445	$3,305
Services	2,027	1,987
Total orders(a)	$4,472	$5,292

Healthcare Systems (HCS)	$3,825	$3,448
Pharmaceutical Diagnostics (PDx)	482	450
BioPharma	—	830
Total segment revenues	$4,308	$4,727

Equipment	$2,227	$2,699
Services	2,081	2,029
Total segment revenues	$4,308	$4,727

Segment profit	$698	$867
Segment profit margin	16.2%	18.3%

(a) Orders for the three months ended March 31, 2020 included $1,136 million related to BioPharma.
For the three months ended March 31, 2021, segment orders were down $0.8 billion (15%), segment revenues were down $0.4 billion (9%) and segment profit was down $0.2 billion (19%).
Backlog as of March 31, 2021 decreased $0.1 billion from December 31, 2020 and $0.3 billion (2%) from March 31, 2020 primarily due to conversion to revenue of shorter cycle time LCS products, offset by increases in orders of longer cycle time imaging products.
Orders increased $0.2 billion (5%) organically, due to increases in Imaging and Ultrasound in HCS, and a return to pre-pandemic volume in PDx, partially offset by lower Life Care Solutions (LCS) orders in HCS as pandemic-related demand softened.
Revenues increased $0.3 billion (7%) organically*, driven by increased demand in Imaging, Ultrasound and Life Care Solutions for HCS products, and a return to pre-pandemic volume in PDx.
Profit increased $0.2 billion (30%) organically*, primarily due to cost reductions and increased demand for HCS products, and increases in PDx volume.

CAPITAL. In the first quarter of 2021, we announced an agreement to combine GECAS with AerCap, for which the Company expects to receive $23.9 billion in cash, subject to contractual closing adjustments, approximately $6.6 billion in shares representing a 46% stake in the combined company, and $1 billion in AerCap notes and/or cash upon closing. The Company expects to transfer GECAS’ net assets, including its engine leasing and Milestone helicopter leasing businesses, as well as GECAS’ more than 400 employees and its current purchase obligations, to AerCap. In addition, upon the closing of the transaction, the remainder of GE Capital will be reported within Corporate.

In connection with the signing of the transaction agreement, GE Capital recorded a non-cash after-tax charge of $2.8 billion in discontinued operations in the first quarter of 2021, and the results of GECAS are now presented in discontinued operations.

In the first quarter of 2021, we announced our intention to discontinue the majority of our factoring programs, which was effective April 1, 2021.

GE Capital made capital contributions to its insurance subsidiaries of $2.0 billion in the first quarters of both 2021 and 2020, and expects to provide further capital contributions of approximately $5.5 billion through 2024.

*Non-GAAP Financial Measure
2021 1Q FORM 10-Q 11

	March 31, 2021	December 31, 2020
Energy Financial Services (EFS)	$2,359	$2,385
Working Capital Solutions (WCS)	4,567	5,884
Insurance	50,353	50,824
Other continuing operations(a)	14,429	18,577
Total segment assets - continuing operations	$71,709	$77,670
(a) Included cash, cash equivalents and restricted cash of $9,332 million as of March 31, 2021 and $13,245 million as of December 31, 2020.

	Three months ended March 31
	2021	2020
EFS	$(3)	$64
WCS	55	131
Insurance	775	616
Other continuing operations	51	25
Total segment revenues	$878	$837

EFS	$(5)	$53
WCS	2	24
Insurance	116	(93)
Other continuing operations(a)	(285)	(171)
Total segment profit (loss)	$(172)	$(187)
(a) Other continuing operations primarily comprised excess interest costs from debt previously allocated to assets that have been sold, interest costs not allocated to GE Capital businesses, and preferred stock dividend costs prior to January 2021, at which time these became a GE Industrial obligation (see Note 17 for further information). Interest costs are allocated to GE Capital businesses based on the tenor of their assets using the market rate at the time of origination, which differs from the asset profile when the debt was originated. As a result, actual interest expense is higher than interest expense allocated to the remaining GE Capital businesses. We anticipate unallocated interest costs to gradually decline as debt matures and/or is refinanced.

For the three months ended March 31, 2021, segment revenues increased 5% and segment losses decreased 8%.
GE Capital revenues increased 5%, primarily as a result of lower marks and impairments primarily in Insurance, partially offset by lower revenue at WCS due to lower volume and lower gains and project revenues at EFS. GE Capital segment losses decreased 8% as lower claims, improved investment performance and lower marks and impairments in Insurance were partially offset by lower gains and project revenues at EFS and the nonrecurrence of the tax benefit related to the BioPharma sale in the first quarter of 2020.

CORPORATE ITEMS AND ELIMINATIONS. Corporate items and eliminations included the results of our Lighting segment for the three months ended March 31, 2020, and our GE Digital business for all periods presented.

	Three months ended March 31
	2021	2020
Revenues
Corporate revenues	$227	$377
Eliminations and other	(455)	(562)
Total Corporate Items and Eliminations	$(228)	$(185)

Operating profit (cost)
Gains (losses) on disposals and held for sale businesses	$(159)	$12,439
Restructuring and other charges	(106)	(143)
Unrealized gains (losses)	509	(5,794)
Adjusted total corporate operating costs (Non-GAAP)	(192)	(379)
Total Corporate Items and Eliminations (GAAP)	$52	$6,123
Less: gains (losses) and restructuring & other	244	6,502
Adjusted total corporate operating costs (Non-GAAP)	$(192)	$(379)

Functions & operations	$(159)	$(272)
Environmental, health and safety (EHS) and other items	(55)	(10)
Eliminations	23	(98)
Adjusted total corporate operating costs (Non-GAAP)	$(192)	$(379)
Adjusted total corporate operating costs* excludes gains (losses) on disposals and held for sale businesses, significant, higher-cost restructuring programs and unrealized gains (losses). We believe that adjusting corporate costs to exclude the effects of items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.
*Non-GAAP Financial Measure
2021 1Q FORM 10-Q 12

For the three months ended March 31, 2021, revenues remained relatively flat year over year primarily as a result of a $0.1 billion decrease in revenues due to the sale of our Lighting business in June 2020, offset by $0.1 billion of lower inter-segment eliminations. Corporate operating profit decreased by $6.1 billion due to $12.6 billion of lower net gains, primarily driven by $12.3 billion of gains from the sale of our BioPharma business during the first three months of 2020, as compared to $0.2 billion of realized losses primarily related to our Baker Hughes shares during the first three months of 2021. These decreases were partially offset by a $6.3 billion change in net unrealized gains and losses primarily related to mark-to-market activity on our Baker Hughes shares. Overall, restructuring and other charges remained relatively flat year over year.
Adjusted total corporate operating costs* decreased by $0.2 billion in the first quarter of 2021 primarily as the result of $0.1 billion of cost reductions primarily within our Corporate functions. Costs also decreased by $0.1 billion due to lower intercompany profit eliminations as the result of lower intercompany activity from our Aviation segment to our GECAS business, lower intercompany elimination activity from project financing investments associated with wind energy projects in our Renewable Energy segment and lower GE industrial inter-segment eliminations. Overall, costs associated with EHS matters remained relatively flat year over year.

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

	Three months ended March 31
	2021	2020
Workforce reductions	$211	$154
Plant closures & associated costs and other asset write-downs	26	29
Acquisition/disposition net charges	5	27
Total restructuring and other charges	$242	$210

Cost of product/services	$101	$116
Selling, general and administrative expenses	148	94
Other income	(7)	—
Total restructuring and other charges	$242	$210

Power	$49	$33
Renewable Energy	76	26
Aviation	62	68
Healthcare	39	30
Corporate	11	50
Total GE Industrial restructuring and other charges	$236	$207
Capital	5	3
Total restructuring and other charges	$242	$210
Restructuring and other charges cash expenditures	$223	$210

Liabilities associated with restructuring activities were approximately $1.3 billion, including actuarial determined post-employment severance benefits of $0.7 billion as of both March 31, 2021 and December 31, 2020.

INTEREST AND OTHER FINANCIAL CHARGES	Three months ended March 31
	2021	2020
GE Industrial	$268	$370
GE Capital	291	271

The decrease in GE Industrial interest and other financial charges for the three months ended March 31, 2021 was primarily due to lower interest expense on debt driven by a lower intercompany loan balance and lower financing costs on sales of receivables. The primary components of GE interest and other financial charges are interest on short- and long-term borrowings and financing costs on sales of receivables. Total GE Industrial interest and other financial charges of $0.2 billion and $0.2 billion was recorded at Corporate and $0.1 billion and $0.1 billion was recorded by Industrial segments for the three months ended March 31, 2021 and 2020, respectively.

The increase in GE Capital interest and other financial charges for the three months ended March 31, 2021 was primarily due to higher average market interest rates and higher interest on assumed debt as a result of the repayments of intercompany loans by GE Industrial (effectively transferring that interest cost back to GE Capital), partially offset by lower average borrowings balances due to maturities and debt purchases.

*Non-GAAP Financial Measure
2021 1Q FORM 10-Q 13

CONSOLIDATED INCOME TAXES. For the three months ended March 31, 2021, the consolidated income tax rate was 59.7% compared to 0.9% for the three months ended March 31, 2020.

The consolidated provision (benefit) for income taxes was $0.1 billion for both the three months ended March 31, 2021 and 2020. The provision increased slightly as there was a tax expense associated with the unrealized gain on our remaining interest in Baker Hughes in the first quarter of 2021 compared to a tax benefit associated with the unrealized loss recorded in the first quarter of 2020. This was largely offset by the nonrecurrence of the tax expense associated with the disposition of the BioPharma business in the first quarter of 2020.

The consolidated tax provision (benefit) includes $0.1 billion and $0.2 billion for GE Industrial for the three months ended March 31, 2021 and 2020, respectively.

DISCONTINUED OPERATIONS. Primarily comprise our GECAS business, our mortgage portfolio in Poland, and other trailing assets and liabilities associated with the dispositions of certain GE Capital and GE Industrial businesses. See Notes 2 and 21 for further financial information regarding our businesses in discontinued operations.

CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY. We intend to maintain a disciplined financial policy, including maintaining a high cash balance. We are targeting a sustainable long-term credit rating in the Single-A range, achieving a GE Industrial net debt*-to-EBITDA ratio of less than 2.5x over the next few years and a dividend in line with our peers over time. In addition to net debt*-to-EBITDA, we also evaluate other leverage measures, including gross debt-to-EBITDA, and we will ultimately size our deleveraging actions across a range of measures to ensure we are operating the Company based on a strong balance sheet. We intend to continue to decrease our GE Industrial leverage over time as we navigate this period of uncertainty.

Following the closing of the GECAS transaction, the Company intends to use the transaction proceeds and its existing cash sources to significantly reduce debt, and will continue to target achieving a less than 2.5x net debt-to-EBITDA ratio over the next few years.

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

GE Industrial has continued to enhance its cash management operations, targeting increased linear cash flow, lower factoring, and reducing restricted cash. As a result, GE Industrial's go-forward cash needs are expected to be below $13 billion. We intend to continue holding elevated cash levels through this period of uncertainty.

At GE Capital, we continue to hold cash levels to cover at least 12 months of long-term debt maturities.

We believe that our consolidated liquidity and availability under our revolving credit facilities will be sufficient to meet our liquidity needs.

CONSOLIDATED LIQUIDITY. Following is a summary of cash, cash equivalents and restricted cash at March 31, 2021.

	March 31, 2021		March 31, 2021
GE Industrial	$22,361	U.S.	$18,115
GE Capital	9,422	Non-U.S.	13,668
Consolidated	$31,783	Consolidated	$31,783
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

GE INDUSTRIAL LIQUIDITY. GE Industrial's primary sources of liquidity consist of cash and cash equivalents, free cash flows from our operating businesses, monetization of receivables, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, market conditions and our ability to execute dispositions. Additionally, in connection with the program we launched in 2020 to fully monetize our Baker Hughes position over approximately three years, we received proceeds of $0.7 billion in the first quarter of 2021 and expect to receive approximately $1.0 billion in the second quarter of 2021.

GE Industrial cash, cash equivalents and restricted cash totaled $22.4 billion at March 31, 2021, including $2.1 billion of cash held in countries with currency control restrictions and $0.4 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised funds restricted in connection with certain ongoing litigation matters.

*Non-GAAP Financial Measure
2021 1Q FORM 10-Q 14

In the first quarter of 2021, we announced our intention to discontinue the majority of our factoring programs, which was effective April 1, 2021. The estimated adverse impact to GE Industrial CFOA is expected to be approximately $3.5 to $4 billion primarily in the second quarter of 2021, which will be excluded from GE Industrial free cash flows*.

During 2021, GE Capital’s liquidity and capital needs will be evaluated based on the anticipated timing of the closing of the GECAS transaction, as well as GE Capital’s overall performance, to determine if additional capital contributions to GE Capital are necessary.

Additionally, we do not anticipate any further funding requirements for the GE Pension Plan in the foreseeable future, potentially until the end of the decade. This is due to our $2.5 billion prefunding in 2020 and portfolio performance, as well as the recently enacted American Rescue Plan Act.

GE CAPITAL LIQUIDITY. GE Capital’s primary sources of liquidity consist of cash and cash equivalents, cash generated from asset sales (including the expected proceeds from the GECAS transaction) and cash flows from our businesses, as well as GE Industrial repayments of intercompany loans and capital contributions from GE Industrial. We expect to maintain a sufficient liquidity position to fund our insurance obligations, debt maturities and other obligations. See the Segment Operations - Capital section for further information regarding allocation of GE Capital interest expense to the GE Capital businesses.

GE Capital cash, cash equivalents and restricted cash totaled $9.4 billion at March 31, 2021, excluding $1.7 billion of cash in Insurance, which was classified as All other assets on the GE Capital Statement of Financial Position.

GE Capital provided capital contributions to its insurance subsidiaries of $2.0 billion, $2.0 billion, $1.9 billion and $3.5 billion in the first quarters of 2021, 2020, 2019 and 2018, respectively, and expects to provide further capital contributions of approximately $5.5 billion through 2024. These contributions are subject to ongoing monitoring by Kansas Insurance Department (KID), and the total amount to be contributed could increase or decrease, or the timing could be accelerated, based upon the results of reserve adequacy testing or a decision by KID to modify the schedule of contributions set forth in January 2018. GE is required to maintain specified capital levels at these insurance subsidiaries under capital maintenance agreements. Going forward, we anticipate funding any capital needs for Insurance through a combination of GE Capital liquidity, GE Capital asset sales, GE Capital future earnings and capital contributions from GE Industrial.

BORROWINGS. Consolidated total borrowings were $71.4 billion and $74.9 billion at March 31, 2021 and December 31, 2020, respectively, a decrease of $3.5 billion ($3.9 billion excluding intercompany eliminations). See the following table for a summary of GE Industrial and GE Capital borrowings.

GE Industrial	March 31, 2021	December 31, 2020	GE Capital	March 31, 2021	December 31, 2020
GE Industrial senior notes	$18,753	$18,994	Senior and subordinated notes	$29,144	$30,987
			Senior and subordinated notes assumed by GE Industrial	21,538	22,390
Intercompany loans from GE Capital	3,177	3,177	Intercompany loans to GE Industrial	(3,177)	(3,177)
Other GE Industrial borrowings	956	1,352	Other GE Capital borrowings	1,244	1,779
Total GE Industrial			Total GE Capital
adjusted borrowings(a)	$22,886	$23,523	adjusted borrowings(a)(b)	$48,749	$51,979
(a) Consolidated total borrowings of $71,358 million and $74,902 million at March 31, 2021 and December 31, 2020, respectively, are net of intercompany eliminations of $277 million and $600 million, respectively, of other GE Industrial borrowings from GE Capital, primarily related to timing of cash settlements associated with GE Industrial receivables monetization programs.
(b) Included $3,826 million and $5,687 million at March 31, 2021 and December 31, 2020, respectively, of fair value adjustments for debt in fair value hedge relationships. See Note 19 for further information.

The reduction in GE Industrial adjusted borrowings at March 31, 2021 compared to December 31, 2020 was driven by net repayments and maturities of other debt of $0.4 billion and $0.2 billion related to changes in foreign exchange rates.

GE Industrial net debt* was $32.3 billion and $32.3 billion at March 31, 2021 and December 31, 2020, respectively, as debt reductions of $0.6 billion were offset by a decrease in the net cash deduction of $0.6 billion due to a lower cash balance.

The reduction in GE Capital adjusted borrowings at March 31, 2021 compared to December 31, 2020 was driven primarily by long-term debt maturities of $0.9 billion, lower non-recourse borrowings of $0.3 billion, lower short-term borrowings of $0.2 billion, and $1.9 billion of fair value adjustments for debt in fair value hedge relationships.

2021 1Q FORM 10-Q 15

The following table provides a reconciliation of total short- and long-term borrowings as reported on the respective GE Industrial and GE Capital Statements of Financial Position to borrowings adjusted for assumed debt and intercompany loans:

March 31, 2021	GE Industrial	GE Capital	Consolidated
Total short- and long-term borrowings	$41,247	$30,388	$71,358
Debt assumed by GE Industrial from GE Capital(a)	(21,538)	21,538	—
Intercompany loans with right of offset(a)	3,177	(3,177)	—
Total intercompany payable (receivable) between GE Industrial and GE Capital	(18,361)	18,361	—
Total borrowings adjusted for assumed debt and intercompany loans	$22,886	$48,749	$71,358
(a) See the Capital Resources and Liquidity section of our Annual Report on Form 10-K for the year ended December 31, 2020 for further details on the assumed debt and intercompany loans with right of offset.

The intercompany loans from GE Capital to GE Industrial bear the right of offset against amounts owed by GE Capital to GE Industrial under the assumed debt agreement and can be prepaid by GE Industrial at any time, in whole or in part, without premium or penalty. These loans are priced at market terms and have a collective weighted average interest rate of 3.7% and term of approximately 15.2 years at March 31, 2021.

GE Industrial has in place committed revolving credit facilities totaling $20.2 billion at March 31, 2021, comprised of a $15.0 billion unused back-up revolving syndicated credit facility and a total of $5.2 billion of bilateral revolving credit facilities.

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

		Moody's	S&P	Fitch
GE Industrial	Outlook	Negative	CreditWatch Negative	Stable
	Short term	P-2	A-2	F3
	Long term	Baa1	BBB+	BBB

GE Capital	Outlook	Negative	CreditWatch Negative	Stable
	Short term	P-2	A-2	F3
	Long term	Baa1	BBB+	BBB
On March 10, 2021, Moody’s and Fitch affirmed their respective credit ratings, and S&P announced that they have placed us on CreditWatch with negative implications and currently expect to lower our credit ratings by one notch upon the closing of the GECAS transaction.

We are disclosing our credit ratings and any current quarter updates to these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to liquidity. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. For a description of some of the potential consequences of a reduction in our credit ratings, see the Financial Risks section of Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Substantially all of the Company's debt agreements in place at March 31, 2021 do not contain material credit rating covenants. GE’s unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant, which GE satisfied at March 31, 2021.

The Company may from time to time enter into agreements that contain minimum ratings requirements. The following table provides a summary of the maximum estimated liquidity impact in the event of further downgrades below each stated ratings level.

Triggers Below	At March 31, 2021
BBB+/A-2/P-2	$277
BBB/A-3/P-3	621
BBB-	1,429
BB+ and below	468

2021 1Q FORM 10-Q 16

Our most significant contractual ratings requirements are related to ordinary course commercial activities, our receivables sales programs, and our derivatives portfolio. The timing within the quarter of the potential liquidity impact of these areas may differ, as can the remedies to resolving any potential breaches of required ratings levels.

FOREIGN EXCHANGE. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Chinese renminbi, the British pound sterling and the Indian rupee, among others. The effects of foreign currency fluctuations on earnings, excluding the earnings impact of the underlying hedged item, was less than $0.1 billion for both the three months ended March 31, 2021 and 2020. This analysis excludes any offsetting effect from the forecasted future transactions that are economically hedged.

See Note 19 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS – THREE MONTHS ENDED MARCH 31, 2021 VERSUS 2020. We manage the cash flow performance of our industrial and financial services businesses separately, in order to enable us and our investors to evaluate the cash from operating activities of our industrial businesses separately from the cash flows of our financial services business.

Transactions between GE Industrial and GE Capital are reported in the respective columns of our statement of cash flows, but are eliminated in deriving our consolidated statement of cash flows. See the GE Industrial working capital transactions section and Notes 4 and 22 for further information regarding certain transactions affecting our consolidated Statement of Cash Flows.

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

GE Industrial cash used for operating activities was $0.5 billion in 2021, a decrease of $1.2 billion compared with 2020, primarily due to: a decrease in cash used for working capital of $1.6 billion; partially offset by an increase in cash used for All other operating activities of $0.2 billion primarily due to increases in Aviation-related customer allowance accruals of $0.4 billion in 2020 and the settlement of an Alstom legacy legal matter of $0.2 billion in 2021, partially offset by lower net cash used for employee benefit liabilities of $0.3 billion. There was an insignificant decrease in Aviation-related customer allowance accruals in 2021.

The decrease in cash used for working capital was due to: a decrease in cash used for accounts payable and equipment project accruals of $1.0 billion, which was primarily as a result of lower disbursements related to purchases of materials in prior periods; a decrease in cash used for inventories, including deferred inventory, of $0.4 billion, which was primarily driven by lower material purchases, partially offset by lower liquidations; an increase in cash from current receivables of $0.2 billion, which was primarily driven by lower volume; and lower net liquidations of progress collections and current deferred income of $0.2 billion, which included a partial offset due to early payments received at our Aviation Military equipment business of $0.3 billion from a foreign government. These decreases were partially offset by changes in current contract assets of $0.2 billion, primarily due to a net unfavorable change in estimated profitability at Aviation in 2020.

GE Industrial cash from investing activities was $0.5 billion in 2021, a decrease of $19.5 billion compared with 2020, primarily due to: the nonrecurrence of proceeds from the sale our BioPharma business of $20.3 billion; partially offset by proceeds from the sales of a portion of our retained ownership interest in Baker Hughes of $0.7 billion. Cash used for additions to property, plant and equipment and internal-use software, which are components of GE Industrial free cash flows*, was $0.4 billion in 2021, down $0.2 billion compared with 2020.

GE Industrial cash used for financing activities was $0.8 billion in 2021, a decrease of $1.2 billion compared with 2020, primarily due to the non-recurrence of repayments of commercial paper of $1.1 billion in 2020.

GE CAPITAL CASH FLOWS FROM CONTINUING OPERATIONS. GE Capital cash used for operating activities was $2.5 billion in 2021, an increase of $3.0 billion compared with 2020, primarily due to: cash collateral paid, which is a standard market practice to minimize derivative counterparty exposures, and settlements paid on derivative contracts (components of All other operating activities) of $1.7 billion in 2021, compared with collateral and settlements received on derivative contracts of $1.4 billion in 2020.

GE Capital cash from investing activities was $1.2 billion in 2021, an increase of $0.5 billion compared with 2020, primarily due to: higher net collections of financing receivables of $1.1 billion partially offset by a decrease in cash related to our current receivables and supply chain finance programs with GE Industrial of $0.6 billion.

GE Capital cash used for financing activities was $1.4 billion in 2021, a decrease of $5.1 billion compared with 2020, primarily due to: lower net repayments of borrowings of $4.8 billion and lower cash settlements on derivatives hedging foreign currency debt of $0.3 billion.

GE CAPITAL CASH FLOWS FROM DISCONTINUED OPERATIONS. GE Capital cash from operating activities relates primarily to cash generated from earnings (loss) from discontinued operations in our GECAS business. GE Capital cash from investing activities increased by $0.2 billion primarily due to higher net collections of financing receivables of $0.3 billion.
*Non-GAAP Financial Measure
2021 1Q FORM 10-Q 17

GE INDUSTRIAL WORKING CAPITAL TRANSACTIONS. Sales of Receivables. In order to manage short-term liquidity and credit exposure, GE Industrial may sell current customer receivables to GE Capital and other third parties. These transactions are made on arms-length terms and any discount related to time value of money is recognized within the respective GE Industrial business in the period these receivables were sold to GE Capital or third parties. See Note 4 for further information.

Supply Chain Finance Programs. GE Industrial facilitates voluntary supply chain finance programs with third parties, which provide participating GE Industrial suppliers the opportunity to sell their GE Industrial receivables to third parties at the sole discretion of both the suppliers and the third parties.

At March 31, 2021 and December 31, 2020, included in GE Industrial's accounts payable was $3.0 billion and $2.9 billion, respectively, of supplier invoices that are subject to the third-party programs. Total GE Industrial supplier invoices paid through these third-party programs were $1.6 billion and $1.1 billion for the three months ended March 31, 2021 and 2020, respectively.

Previously, GE Capital operated a supply chain finance program for suppliers to GE's Industrial businesses. The remaining GE Industrial liability associated with the funded participation in the GE Capital program was insignificant at March 31, 2021.

INTERCOMPANY TRANSACTIONS BETWEEN GE INDUSTRIAL AND GE CAPITAL. Transactions between related companies are made on arms-length terms and are reported in the GE Industrial and GE Capital columns of our financial statements, which we believe provide useful supplemental information to our consolidated financial statements. See Note 22 for further information.

GE Capital Finance Transactions. During the three months ended March 31, 2021 and 2020, GE Capital acquired from third parties three aircraft with a list price totaling $0.2 billion and five aircraft with a list price totaling $0.6 billion, respectively, that will be leased to others and are powered by engines manufactured by GE Aviation and affiliates. GE Capital made no payments to GE Aviation and affiliates related to spare engines and engine parts during the three months ended March 31, 2021 and $0.1 billion during the three months ended March 31, 2020, which included $0.1 billion to CFM International. Additionally, GE Capital had $2.0 billion and $2.1 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at March 31, 2021 and December 31, 2020, respectively.

Also, during the three months ended March 31, 2021 and 2020, GE Industrial recognized equipment revenues of $0.4 billion and $0.5 billion, respectively, from customers within our Power and Renewable Energy segments in which GE Capital is an investee or is committed to be an investee in the underlying projects. At March 31, 2021, GE Capital had funded related investments of $0.1 billion.

For certain of these investments, in order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE Industrial related to the performance of the third party. GE Industrial guarantees include direct performance or payment guarantees, return on investment guarantees and asset value guarantees. As of March 31, 2021, GE Industrial had outstanding guarantees to GE Capital on $0.8 billion of funded exposure and an insignificant amount on unfunded commitments, which included guarantees issued by industrial businesses. The recorded contingent liability for these guarantees was insignificant as of March 31, 2021 and is based on individual transaction level defaults, losses and/or returns.

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our accounting policies and critical accounting estimates.

NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board issued new guidance on accounting for long-duration insurance contracts that is effective January 1, 2023. Early adoption is permitted, and if elected, the transition date can be either the beginning of the prior period or the earliest prior period presented. We are evaluating the effect of the new guidance on our consolidated financial statements and anticipate that its adoption will significantly change the accounting for measurements of our long-duration insurance liabilities. The new guidance requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions need to be revised with any required changes recorded in earnings. Under the current accounting guidance, the discount rate is based on expected investment yields, while under the new guidance the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of the liability and is required to be updated in each reporting period with changes recorded in other comprehensive income. In measuring the insurance liabilities under the new guidance, contracts shall not be grouped together from different issue years. These changes result in the elimination of premium deficiency testing and shadow adjustments. While we continue to evaluate the effect of the new guidance on our ongoing financial reporting, we anticipate that its adoption will materially affect our financial statements. As the new guidance is only applicable to the measurements of our long-duration insurance liabilities under GAAP, it will not affect the accounting for our insurance reserves or the levels of capital and surplus under statutory accounting practices.

2021 1Q FORM 10-Q 18

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

In addition, management recognizes that certain non-GAAP terms may be interpreted differently by other companies under different circumstances. In various sections of this report we have made reference to the following non-GAAP financial measures in describing our (1) revenues, specifically GE Industrial organic revenues by segment; GE Industrial organic revenues, and GE Industrial equipment and services organic revenues, (2) profit, specifically GE Industrial organic profit and profit margin by segment; Adjusted GE Industrial profit and profit margin (excluding certain items); Adjusted GE Industrial organic profit and profit margin; Adjusted earnings (loss); and Adjusted earnings (loss) per share (EPS), (3) cash flows, specifically GE Industrial free cash flows (FCF), and (4) debt balances, specifically GE Industrial net debt.

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Three months ended March 31	2021	2020	V%	2021	2020	V%	2021	2020	V pts
Power (GAAP)	$3,921	$4,025	(3)%	$(87)	$(131)	34%	(2.2)%	(3.3)%	1.1pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	15		—	2
Less: foreign currency effect	63	—		(1)	—
Power organic (Non-GAAP)	$3,858	$4,009	(4)%	$(86)	$(133)	35%	(2.2)%	(3.3)%	1.1pts

Renewable Energy (GAAP)	$3,248	$3,194	2%	$(234)	$(327)	28%	(7.2)%	(10.2)%	3.0pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	24		—	(4)
Less: foreign currency effect	90	—		(10)	—
Renewable Energy organic (Non-GAAP)	$3,157	$3,169	—%	$(224)	$(323)	31%	(7.1)%	(10.2)%	3.1pts

Aviation (GAAP)	$4,992	$6,892	(28)%	$641	$1,003	(36)%	12.8%	14.6%	(1.8)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	25		—	(17)
Less: foreign currency effect	10	—		—	—
Aviation organic (Non-GAAP)	$4,982	$6,868	(27)%	$641	$1,020	(37)%	12.9%	14.9%	(2.0)pts

Healthcare (GAAP)	$4,308	$4,727	(9)%	$698	$867	(19)%	16.2%	18.3%	(2.1)pts
Less: acquisitions	18	(21)		8	(6)
Less: business dispositions	—	865		—	380
Less: foreign currency effect	120	—		48	—
Healthcare organic (Non-GAAP)	$4,170	$3,884	7%	$643	$493	30%	15.4%	12.7%	2.7pts

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

GE INDUSTRIAL ORGANIC REVENUES (NON-GAAP)	Three months ended March 31
	2021	2020	V%
GE Industrial revenues (GAAP)	$16,329	$18,844	(13)%
Less: acquisitions	18	(21)
Less: business dispositions(a)	—	1,095
Less: foreign currency effect(b)	288	—
GE Industrial organic revenues (Non-GAAP)	$16,023	$17,770	(10)%

(a) Dispositions impact in 2020 primarily related to our BioPharma business, with revenues of $830 million.
(b) Foreign currency impact in 2021 was primarily driven by U.S. Dollar appreciation against euro, Brazilian real, and Chinese renminbi.
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

*Non-GAAP Financial Measure
2021 1Q FORM 10-Q 19

GE INDUSTRIAL EQUIPMENT AND SERVICES	Three months ended March 31
ORGANIC REVENUES (NON-GAAP)	2021	2020	V%
GE Industrial equipment revenues (GAAP)	$7,971	$9,097	(12)%
Less: acquisitions	—	—
Less: business dispositions	—	948
Less: foreign currency effect	189	—
GE Industrial equipment organic revenues (Non-GAAP)	$7,782	$8,149	(5)%

GE Industrial services revenues (GAAP)	$8,358	$9,748	(14)%
Less: acquisitions	18	(21)
Less: business dispositions	—	147
Less: foreign currency effect	99	—
GE Industrial services organic revenues (Non-GAAP)	$8,241	$9,622	(14)%

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

ADJUSTED GE INDUSTRIAL PROFIT AND PROFIT MARGIN	Three months ended March 31
(EXCLUDING CERTAIN ITEMS) (NON-GAAP)	2021	2020	V%
GE Industrial total revenues (GAAP)	$16,329	$18,844	(13)%

Costs
GE Industrial total costs and expenses (GAAP)	$16,574	$19,133	(13)%
Less: GE Industrial interest and other financial charges	268	370
Less: non-operating benefit costs	433	616
Less: restructuring & other(a)	113	143
Add: noncontrolling interests	7	36
Adjusted GE Industrial costs (Non-GAAP)	$15,767	$18,040	(13)%

Other Income
GE Industrial other income (GAAP)	$623	$6,874	(91)%
Less: unrealized gains (losses)(a)	509	(5,794)
Less: restructuring & other	7	—
Less: gains (losses) and impairments for disposed or held for sale businesses(a)	(159)	12,439
Adjusted GE Industrial other income (Non-GAAP)	$266	$228	17%

GE Industrial profit (GAAP)	$378	$6,585	(94)%
GE Industrial profit margin (GAAP)	2.3%	34.9%	(32.6)pts

Adjusted GE Industrial profit (Non-GAAP)	$828	$1,032	(20)%
Adjusted GE Industrial profit margin (Non-GAAP)	5.1%	5.5%	(0.4)pts

(a) See the Corporate Items and Eliminations section for further information.
We believe that adjusting industrial profit to exclude the effects of items that are not closely associated with ongoing operations provides management and investors with a meaningful measure that increases the period-to-period comparability. Gains (losses), unrealized gains (losses) and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring and other activities.

ADJUSTED GE INDUSTRIAL ORGANIC PROFIT	Three months ended March 31
(NON-GAAP)	2021	2020	V%
Adjusted GE Industrial profit (Non-GAAP)	$828	$1,032	(20)%
Less: acquisitions	8	9
Less: business dispositions	—	366
Less: foreign currency effect	43	—
Adjusted GE Industrial organic profit (Non-GAAP)	$777	$657	18%

Adjusted GE Industrial profit margin (Non-GAAP)	5.1%	5.5%	(0.4)pts
Adjusted GE Industrial organic profit margin (Non-GAAP)	4.8%	3.7%	1.1pts

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

2021 1Q FORM 10-Q 20

ADJUSTED EARNINGS (LOSS) (NON-GAAP)	Three months ended March 31
	2021	2020	V%
Consolidated earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)(a)	$18	$6,158	(100)%
Add: Accretion of redeemable noncontrolling interests (RNCI)	2	—
Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	(172)	(187)
GE Industrial earnings (loss) (Non-GAAP)	$192	$6,345	(97)%
Non-operating benefits costs (pre-tax) (GAAP)	(433)	(616)
Tax effect on non-operating benefit costs	91	129
Less: non-operating benefit costs (net of tax)	(342)	(487)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)(b)	(159)	12,439
Tax effect on gains (losses) and impairments for disposed or held for sale businesses	33	(1,265)
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	(126)	11,174
Restructuring & other (pre-tax)(b)	(106)	(143)
Tax effect on restructuring & other	22	30
Less: restructuring & other (net of tax)	(84)	(114)
Unrealized gains (losses) (pre-tax)(b)	509	(5,794)
Tax on unrealized gains (losses)	(152)	1,096
Less: unrealized gains (losses) (net of tax)	357	(4,697)
Accretion of RNCI (pre-tax)	2	—
Tax effect on accretion of RNCI	—	—
Less: Accretion of RNCI (net of tax)	2	—
Adjusted GE Industrial earnings (loss) (Non-GAAP)	$384	$469	(18)%

GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	$(172)	$(187)	8%
Less: GE Capital tax benefit related to BioPharma sale	—	88
Less: GE Capital tax loss related to GECAS sale	(44)	—
Adjusted GE Capital earnings (loss) (Non-GAAP)	$(129)	$(275)	53%

Adjusted GE Industrial earnings (loss) (Non-GAAP)	$384	$469	(18)%
Add: Adjusted GE Capital earnings (loss) (Non-GAAP)	(129)	(275)	53%
Adjusted earnings (loss) (Non-GAAP)	$256	$194	32%
(a) See Note 18 for further information.
(b) See the Corporate Items and Eliminations section for further information.
2021 1Q FORM 10-Q 21

ADJUSTED EARNINGS (LOSS) PER SHARE (EPS)	Three months ended March 31
(NON-GAAP)	2021	2020	V%
Consolidated EPS from continuing operations attributable to GE common shareholders (GAAP)	$—	$0.70	U
Add: Accretion of redeemable noncontrolling interests (RNCI)	—	—
Less: GE Capital EPS from continuing operations attributable to GE common shareholders (GAAP)	(0.02)	(0.02)
GE Industrial EPS (Non-GAAP)	$0.02	$0.73	(97)%
Non-operating benefits costs (pre-tax) (GAAP)	(0.05)	(0.07)
Tax effect on non-operating benefit costs	0.01	0.01
Less: non-operating benefit costs (net of tax)	(0.04)	(0.06)
Gains (losses) and impairments for disposed or held for sale businesses (pre-tax)	(0.02)	1.42
Tax effect on gains (losses) and impairments for disposed or held for sale businesses	—	(0.14)
Less: gains (losses) and impairments for disposed or held for sale businesses (net of tax)	(0.01)	1.28
Restructuring & other (pre-tax)	(0.01)	(0.02)
Tax effect on restructuring & other	—	—
Less: restructuring & other (net of tax)	(0.01)	(0.01)
Unrealized gains (losses) (pre-tax)	0.06	(0.66)
Tax on unrealized gains (losses)	(0.02)	0.13
Less: unrealized gains (losses) (net of tax)	0.04	(0.54)
Accretion of RNCI (pre-tax)	—	—
Tax effect on accretion of RNCI	—	—
Less: Accretion of RNCI (net of tax)	—	—
Less: GE Industrial U.S. tax reform enactment adjustment	—	—
Adjusted GE Industrial EPS (Non-GAAP)	$0.04	$0.05	(20)%

GE Capital EPS from continuing operations attributable to GE common shareholders (GAAP)	$(0.02)	$(0.02)	—%
Less: GE Capital tax benefit related to BioPharma sale	—	0.01
Less: GE Capital tax loss related to GECAS sale	—	—
Adjusted GE Capital EPS (Non-GAAP)	$(0.01)	$(0.03)	67%

Adjusted GE Industrial EPS (Non-GAAP)	$0.04	$0.05	(20)%
Add: Adjusted GE Capital EPS (Non-GAAP)	(0.01)	(0.03)	67%
Adjusted EPS (Non-GAAP)	$0.03	$0.02	50%
Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.
The service cost of our pension and other benefit plans are included in adjusted earnings (loss)*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance, and we manage these separately from the operational performance of our businesses. Gains (losses), unrealized gains (losses) and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring and other activities. We believe that the retained costs in Adjusted earnings (loss)* provides management and investors a useful measure to evaluate the performance of the total company, and increases period-to-period comparability. We believe that presenting Adjusted Industrial earnings (loss)* separately for our financial services businesses also provides management and investors with useful information about the relative size of our industrial and financial services businesses in relation to the total company.

GE INDUSTRIAL FREE CASH FLOWS (FCF) (NON-GAAP)	Three months ended March 31
	2021	2020
GE Industrial CFOA (GAAP)	$(491)	$(1,662)
Add: gross additions to property, plant and equipment	(332)	(504)
Add: gross additions to internal-use software	(23)	(58)
Less: taxes related to business sales	—	(17)
GE Industrial free cash flows (Non-GAAP)	$(845)	$(2,207)

We believe investors may find it useful to compare GE's Industrial free cash flows* performance without the effects of cash used for taxes related to business sales. We believe this measure will better allow management and investors to evaluate the capacity of our industrial operations to generate free cash flows.

*Non-GAAP Financial Measure
2021 1Q FORM 10-Q 22

GE INDUSTRIAL NET DEBT (NON-GAAP)	March 31, 2021	December 31, 2020
Total GE Industrial short- and long-term borrowings (GAAP)	$41,247	$42,736
Less: GE Capital short- and long-term debt assumed by GE Industrial	21,538	22,390
Add: intercompany loans from GE Capital	3,177	3,177
Total adjusted GE Industrial borrowings	$22,886	$23,523
Pension and principal retiree benefit plan liabilities (pre-tax)(a)	25,492	25,492
Less: taxes at 21%	5,353	5,353
Pension and principal retiree benefit plan liabilities (net of tax)	$20,139	$20,139
GE Industrial operating lease liabilities	3,083	3,133
GE Industrial preferred stock	5,930	5,918
Less: 50% of GE Industrial preferred stock	2,965	2,959
50% of preferred stock	$2,965	$2,959
Deduction for total GE Industrial cash, cash equivalents and restricted cash	(22,361)	(23,209)
Less: 25% of GE Industrial cash, cash equivalents and restricted cash	(5,590)	(5,802)
Deduction for 75% of GE Industrial cash, cash equivalents and restricted cash	$(16,771)	$(17,407)
Total GE Industrial net debt (Non-GAAP)	$32,302	$32,347
(a) Represents the sum of the net deficit of principal pension, other pension, and principal retiree benefit plans at December 31, 2020. The funded status of our benefit plans is updated annually in the fourth quarter.

In this document we use GE Industrial net debt*, which is calculated based on rating agency methodologies. We are including the calculation of GE Industrial net debt* to provide investors more clarity regarding how the credit rating agencies measure GE Industrial leverage.

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2021, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA. GE did not repurchase any equity securities during the three months ended March 31, 2021.

RISK FACTORS. The risk factor set forth below updates the corresponding risk factor in our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to the risk factor below, you should carefully consider the risk factors discussed in our most recent Form 10-K report, which could have a material adverse effect on our business, reputation, financial position, results of operations, cash flows and stock price, and they could cause our future results to be materially different than we presently anticipate.
Business portfolio - Our success depends on achieving our strategic and financial objectives, including through dispositions, acquisitions, integrations and joint ventures. Over the past several years we have been pursuing a variety of dispositions, including the ongoing monetization of our remaining equity ownership position in Baker Hughes, and in March 2021 we announced a new plan to combine our GECAS business with AerCap. The proceeds from dispositions have been an important source of cash flow for the Company as part of our strategic and financial planning. When we seek to sell certain businesses, equity interests or assets, we may encounter difficulties in finding buyers or in market conditions that could delay or prevent the accomplishment of our objectives, and declines in the values of equity interests (such as our remaining interest in Baker Hughes, or the equity ownership position that we will hold in AerCap after completing our announced plan to combine GECAS with AerCap) or other assets that we sell can diminish the cash proceeds that we realize. We may dispose of businesses or assets at a price or on terms that are less favorable than we had anticipated, or with purchase price adjustments or the exclusion of assets or liabilities that must be divested, managed or run off separately. We can also be subject to limitations in the form of regulatory or governmental approvals that may prevent certain prospective counterparties from completing transactions with us or delay us from executing transactions on our preferred timeline, or arising from our debt or other contractual obligations that limit our ability to complete certain transactions. For example, the planned transaction to combine GECAS with AerCap is subject to closing conditions, including regulatory approvals in multiple jurisdictions, and accordingly there are risks that one or more closing conditions may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the proposed transaction, may require conditions, limitations or restrictions in connection with such approvals or that the required approval by the shareholders of AerCap may not be obtained. Moreover, dispositions have the effect of reducing the Company’s cash flow and earnings capacity, resulting in a less diversified portfolio of businesses and increasing our dependency on remaining businesses for our financial results from ongoing operations. Dispositions or other business separations also often involve continued financial involvement in the divested business, such as through continuing equity ownership, retained assets or liabilities, transition services agreements, commercial agreements, guarantees, indemnities or other current or contingent financial obligations or liabilities. Under these arrangements, performance by the divested businesses or other conditions outside our control could materially affect our future financial results. With respect to acquisitions, joint ventures and business integrations, we may not achieve expected returns and other benefits on a timely basis or at all as a result of changes in strategy or separation/integration challenges related to personnel, IT systems or other factors. Executing on all types of portfolio transactions can divert senior management time and resources from other pursuits. In addition, in connection with acquisitions over time, we have recorded significant goodwill and other intangible assets on our balance sheet, and if we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we have a lesser degree of control over the business operations, which may expose us to additional operational, financial, reputational, legal or compliance risks.

*Non-GAAP Financial Measure
2021 1Q FORM 10-Q 23

STATEMENT OF EARNINGS (LOSS)	Three months ended March 31
(UNAUDITED)	Consolidated
(In millions; per-share amounts in dollars)	2021	2020
Sales of goods	$10,349	$12,339
Sales of services	5,967	6,452
GE Capital revenues from services	803	699
Total revenues (Note 9)	17,118	19,490

Cost of goods sold	8,679	9,930
Cost of services sold	3,859	4,497
Selling, general and administrative expenses	2,891	3,061
Research and development	561	723
Interest and other financial charges	500	561
Insurance losses and annuity benefits	555	636
Non-operating benefit costs	430	618
Other costs and expenses	32	25
Total costs and expenses	17,506	20,051

Other income (Note 23)	626	6,869

Earnings (loss) from continuing operations before income taxes	238	6,308
Benefit (provision) for income taxes	(142)	(54)
Earnings (loss) from continuing operations	97	6,254
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(2,894)	(21)
Net earnings (loss)	(2,798)	6,233
Less net earnings (loss) attributable to noncontrolling interests	5	34
Net earnings (loss) attributable to the Company	(2,802)	6,199
Preferred stock dividends	(72)	(43)
Net earnings (loss) attributable to GE common shareholders	$(2,874)	$6,156

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$97	$6,254
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	5	36
Earnings (loss) from continuing operations attributable to the Company	92	6,218
Preferred stock dividends	(72)	(43)
Earnings (loss) from continuing operations attributable
to GE common shareholders	20	6,175
Earnings (loss) from discontinued operations, net of taxes	(2,894)	(21)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	(2)
Net earnings (loss) attributable to GE common shareholders	$(2,874)	$6,156

Earnings (loss) per share from continuing operations (Note 18)
Diluted earnings (loss) per share	$—	$0.70
Basic earnings (loss) per share	$—	$0.70

Net earnings (loss) per share (Note 18)
Diluted earnings (loss) per share	$(0.33)	$0.70
Basic earnings (loss) per share	$(0.33)	$0.70

2021 1Q FORM 10-Q 24

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	Three months ended March 31
(UNAUDITED)	GE Industrial		GE Capital
(In millions)	2021	2020	2021	2020
Sales of goods	$10,349	$12,359	$—	$—
Sales of services	5,980	6,486	—	—
GE Capital revenues from services	—	—	878	837
Total revenues	16,329	18,844	878	837

Cost of goods sold	8,679	9,949	—	—
Cost of services sold	3,867	4,526	5	5
Selling, general and administrative expenses	2,766	2,949	116	149
Research and development	561	723	—	—
Interest and other financial charges	268	370	291	271
Insurance losses and annuity benefits	—	—	567	653
Non-operating benefit costs	433	616	(3)	2
Other costs and expenses	—	—	42	33
Total costs and expenses	16,574	19,133	1,018	1,113

Other income (Note 23)	623	6,874	—	—

Earnings (loss) from continuing operations before income taxes	378	6,585	(140)	(277)
Benefit (provision) for income taxes	(148)	(187)	6	133
Earnings (loss) from continuing operations	230	6,398	(134)	(144)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	—	(14)	(2,894)	(7)
Net earnings (loss)	230	6,384	(3,028)	(151)
Less net earnings (loss) attributable to noncontrolling interests	7	34	(2)	—
Net earnings (loss) attributable to the Company	223	6,350	(3,025)	(151)
Preferred stock dividends	(31)	—	(41)	(43)
Net earnings (loss) attributable to GE common shareholders	$192	$6,350	$(3,066)	$(194)

Amounts attributable to GE common shareholders:
Earnings (loss) from continuing operations	$230	$6,398	$(134)	$(144)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	7	36	(2)	—
Earnings (loss) from continuing operations attributable to the Company	223	6,362	(131)	(144)
Preferred stock dividends	(31)	—	(41)	(43)
Earnings (loss) from continuing operations attributable
to GE common shareholders	192	6,362	(172)	(187)
Earnings (loss) from discontinued operations, net of taxes	—	(14)	(2,894)	(7)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	(2)	—	—
Net earnings (loss) attributable to GE common shareholders	$192	$6,350	$(3,066)	$(194)

2021 1Q FORM 10-Q 25

STATEMENT OF FINANCIAL POSITION (UNAUDITED)	Consolidated
(In millions, except share amounts)	March 31, 2021	December 31, 2020
Cash, cash equivalents and restricted cash(a)	$31,783	$36,530
Investment securities (Note 3)	6,741	7,319
Current receivables (Note 4)	15,381	16,691
Financing receivables – net (Note 5)	306	326
Inventories, including deferred inventory costs (Note 6)	16,530	15,890
Other GE Capital receivables	1,339	1,549
Receivable from GE Capital	—	—
Current contract assets (Note 10)	5,821	5,764
All other current assets (Note 11)	1,376	1,109
Assets of discontinued operations (Note 2)	33,922	—
Current assets	113,198	85,180

Investment securities (Note 3)	40,786	42,549
Financing receivables – net (Note 5)	—	—
Other GE Capital receivables	4,634	4,661
Property, plant and equipment – net (Note 7)	16,296	16,699
Receivable from GE Capital	—	—
Goodwill (Note 8)	25,320	25,524
Other intangible assets – net (Note 8)	9,395	9,671
Contract and other deferred assets (Note 10)	5,985	5,888
All other assets (Note 11)	12,308	11,038
Deferred income taxes (Note 16)	14,232	14,253
Assets of discontinued operations (Note 2)	3,009	40,749
Total assets	$245,164	$256,211

Short-term borrowings (Note 12)	$4,468	$4,713
Short-term borrowings assumed by GE (Note 12)	—	—
Accounts payable and equipment project accruals	16,090	16,458
Progress collections and deferred income (Note 10)	17,993	18,371
All other current liabilities (Note 15)	14,139	15,071
Liabilities of discontinued operations (Note 2)	4,991	—
Current liabilities	57,681	54,613

Deferred income (Note 10)	1,748	1,801
Long-term borrowings (Note 12)	66,890	70,189
Long-term borrowings assumed by GE (Note 12)	—	—
Insurance liabilities and annuity benefits (Note 13)	39,562	42,191
Non-current compensation and benefits	29,104	29,677
All other liabilities (Note 15)	14,821	15,484
Liabilities of discontinued operations (Note 2)	204	5,182
Total liabilities	210,011	219,138

Preferred stock (5,939,875 shares outstanding at both March 31, 2021 and December 31, 2020)	6	6
Common stock (8,778,641,000 and 8,765,493,000 shares outstanding at March 31, 2021 and December 31, 2020, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE	(8,893)	(9,749)
Other capital	34,042	34,307
Retained earnings	89,276	92,247
Less common stock held in treasury	(81,548)	(81,961)
Total GE shareholders’ equity	33,585	35,552
Noncontrolling interests	1,568	1,522
Total equity	35,153	37,073
Total liabilities and equity	$245,164	$256,211
(a) Excluded $1,707 million and $455 million at March 31, 2021 and December 31, 2020, respectively, in Insurance, which is subject to regulatory restrictions. This balance is included in All other assets. See Note 11 for further information.

2021 1Q FORM 10-Q 26

STATEMENT OF FINANCIAL POSITION (CONTINUED)	GE Industrial		GE Capital
(UNAUDITED) (In millions, except share amounts)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Cash, cash equivalents and restricted cash	$22,361	$23,209	$9,422	$13,322
Investment securities (Note 3)	6,741	7,319	—	—
Current receivables (Note 4)	12,418	13,442	—	—
Financing receivables – net (Note 5)	—	—	3,738	4,172
Inventories, including deferred inventory costs (Note 6)	16,530	15,890	—	—
Other GE Capital receivables	—	—	2,260	3,280
Receivable from GE Capital	1,784	2,432	—	—
Current contract assets (Note 10)	5,821	5,764	—	—
All other current assets (Note 11)	1,062	835	518	543
Assets of discontinued operations (Note 2)	—	—	33,922	—
Current assets	66,716	68,892	49,860	21,317

Investment securities (Note 3)	32	36	40,756	42,515
Financing receivables – net (Note 5)	—	—	—	—
Other GE Capital receivables	—	—	5,077	5,076
Property, plant and equipment – net (Note 7)	16,039	16,433	261	271
Receivable from GE Capital	16,577	16,780	—	—
Goodwill (Note 8)	25,320	25,524	—	—
Other intangible assets – net (Note 8)	9,358	9,632	37	39
Contract and other deferred assets (Note 10)	5,985	5,921	—	—
All other assets (Note 11)	7,952	7,948	4,617	3,354
Deferred income taxes (Note 16)	9,209	9,154	5,023	5,099
Assets of discontinued operations (Note 2)	132	144	2,876	40,587
Total assets	$157,321	$160,462	$108,507	$118,257

Short-term borrowings (Note 12)	$535	$918	$2,426	$1,963
Short-term borrowings assumed by GE (Note 12)	1,784	2,432	1,784	2,432
Accounts payable and equipment project accruals	15,839	16,380	841	918
Progress collections and deferred income (Note 10)	17,993	18,371	—	—
All other current liabilities (Note 15)	13,508	14,131	1,507	2,288
Liabilities of discontinued operations (Note 2)	—	—	4,991	—
Current liabilities	49,659	52,232	11,549	7,602

Deferred income (Note 10)	1,748	1,801	—	—
Long-term borrowings (Note 12)	19,174	19,428	27,962	30,803
Long-term borrowings assumed by GE (Note 12)	19,754	19,957	16,577	16,780
Insurance liabilities and annuity benefits (Note 13)	—	—	40,004	42,565
Non-current compensation and benefits	28,769	29,291	327	379
All other liabilities (Note 15)	14,586	15,072	363	539
Liabilities of discontinued operations (Note 2)	125	139	79	5,058
Total liabilities	133,815	137,921	96,861	103,726

Preferred stock (5,939,875 shares outstanding at both March 31, 2021 and December 31, 2020)	6	6	—	6
Common stock (8,778,641,000 and 8,765,493,000 shares outstanding at March 31, 2021 and December 31, 2020, respectively)	702	702	5	—
Accumulated other comprehensive income (loss) – net attributable to GE	(8,108)	(8,945)	(786)	(804)
Other capital	16,055	16,466	17,982	17,835
Retained earnings	95,006	94,910	(5,730)	(2,663)
Less common stock held in treasury	(81,548)	(81,961)	—	—
Total GE shareholders’ equity	22,113	21,179	11,472	14,373
Noncontrolling interests	1,393	1,363	175	159
Total equity	23,506	22,542	11,646	14,531
Total liabilities and equity	$157,321	$160,462	$108,507	$118,257

2021 1Q FORM 10-Q 27

STATEMENT OF CASH FLOWS	Three months ended March 31
(UNAUDITED)	Consolidated
(In millions)	2021	2020
Net earnings (loss)	$(2,798)	$6,233
(Earnings) loss from discontinued operations	2,894	21
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	452	461
Amortization of intangible assets (Note 8)	301	318
(Gains) losses on purchases and sales of business interests (Note 23)	(3)	(12,372)
(Gains) losses on equity securities (Note 23)	(296)	5,873
Principal pension plans cost (Note 14)	658	877
Principal pension plans employer contributions	(74)	(70)
Other postretirement benefit plans (net)	(289)	(254)
Provision (benefit) for income taxes	142	54
Cash recovered (paid) during the year for income taxes	(322)	(310)
Changes in operating working capital:
Decrease (increase) in current receivables	946	(503)
Decrease (increase) in inventories, including deferred inventory costs	(722)	(1,077)
Decrease (increase) in current contract assets	(35)	145
Increase (decrease) in accounts payable and equipment project accruals	(349)	(617)
Increase (decrease) in progress collections and current deferred income	(425)	(590)
All other operating activities	(2,719)	892
Cash from (used for) operating activities – continuing operations	(2,640)	(919)
Cash from (used for) operating activities – discontinued operations	680	686
Cash from (used for) operating activities	(1,959)	(233)

Additions to property, plant and equipment	(332)	(504)
Dispositions of property, plant and equipment	34	28
Additions to internal-use software	(24)	(60)
Net decrease (increase) in financing receivables	21	(103)
Proceeds from principal business dispositions	1	20,505
Net cash from (payments for) principal businesses purchased	—	(6)
Sales of retained ownership interests	735	—
Net (purchases) dispositions of GE Capital investment securities	(709)	(1,289)
All other investing activities	1,121	1,455
Cash from (used for) investing activities – continuing operations	847	20,025
Cash from (used for) investing activities – discontinued operations	(646)	(920)
Cash from (used for) investing activities	202	19,105

Net increase (decrease) in borrowings (maturities of 90 days or less)	(319)	(1,905)
Newly issued debt (maturities longer than 90 days)	314	125
Repayments and other debt reductions (maturities longer than 90 days)	(1,513)	(5,867)
Dividends paid to shareholders	(148)	(89)
All other financing activities	57	(226)
Cash from (used for) financing activities – continuing operations	(1,608)	(7,962)
Cash from (used for) financing activities – discontinued operations	3	43
Cash from (used for) financing activities	(1,605)	(7,919)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(131)	(256)
Increase (decrease) in cash, cash equivalents and restricted cash	(3,494)	10,697
Cash, cash equivalents and restricted cash at beginning of year	37,608	37,077
Cash, cash equivalents and restricted cash at March 31	34,115	47,774
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	625	584
Cash, cash equivalents and restricted cash of continuing operations at March 31	$33,490	$47,190
2021 1Q FORM 10-Q 28

STATEMENT OF CASH FLOWS (CONTINUED)	Three months ended March 31
(UNAUDITED)	GE Industrial		GE Capital
(In millions)	2021	2020	2021	2020
Net earnings (loss)	$230	$6,384	$(3,028)	$(151)
(Earnings) loss from discontinued operations	—	14	2,894	7
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	446	453	6	7
Amortization of intangible assets (Note 8)	297	315	3	3
(Gains) losses on purchases and sales of business interests (Note 23)	(3)	(12,372)	—	—
(Gains) losses on equity securities (Note 23)	(293)	5,789	(4)	85
Principal pension plans cost (Note 14)	658	877	—	—
Principal pension plans employer contributions	(74)	(70)	—	—
Other postretirement benefit plans (net)	(275)	(247)	(14)	(8)
Provision (benefit) for income taxes	148	187	(6)	(133)
Cash recovered (paid) during the year for income taxes	(336)	(278)	14	(32)
Changes in operating working capital:
Decrease (increase) in current receivables	691	487	—	—
Decrease (increase) in inventories, including deferred inventory costs	(681)	(1,065)	—	—
Decrease (increase) in current contract assets	(35)	145	—	—
Increase (decrease) in accounts payable and equipment project accruals	(449)	(1,475)	14	(18)
Increase (decrease) in progress collections and current deferred income	(425)	(590)	—	—
All other operating activities	(390)	(215)	(2,359)	763
Cash from (used for) operating activities – continuing operations	(491)	(1,662)	(2,479)	524
Cash from (used for) operating activities – discontinued operations	—	29	681	658
Cash from (used for) operating activities	(491)	(1,633)	(1,798)	1,181

Additions to property, plant and equipment	(332)	(504)	—	—
Dispositions of property, plant and equipment	34	29	—	—
Additions to internal-use software	(23)	(58)	(1)	(1)
Net decrease (increase) in financing receivables	—	—	575	(559)
Proceeds from principal business dispositions	1	20,505	—	—
Net cash from (payments for) principal businesses purchased	—	(6)	—	—
Sales of retained ownership interests	735	—	—	—
Net (purchases) dispositions of GE Capital investment securities	—	—	(709)	(1,289)
All other investing activities	133	81	1,334	2,579
Cash from (used for) investing activities – continuing operations	548	20,046	1,199	730
Cash from (used for) investing activities – discontinued operations	—	(33)	(646)	(887)
Cash from (used for) investing activities	549	20,013	553	(157)

Net increase (decrease) in borrowings (maturities of 90 days or less)	(655)	(1,881)	(223)	(514)
Newly issued debt (maturities longer than 90 days)	—	1	315	124
Repayments and other debt reductions (maturities longer than 90 days)	(20)	(64)	(1,493)	(5,804)
Dividends paid to shareholders	(118)	(89)	(41)	(42)
All other financing activities	(27)	(12)	84	(214)
Cash from (used for) financing activities – continuing operations	(820)	(2,045)	(1,358)	(6,450)
Cash from (used for) financing activities – discontinued operations	—	—	3	43
Cash from (used for) financing activities	(820)	(2,045)	(1,355)	(6,406)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(85)	(143)	(46)	(113)
Increase (decrease) in cash, cash equivalents and restricted cash	(848)	16,193	(2,646)	(5,495)
Cash, cash equivalents and restricted cash at beginning of year	23,209	17,617	14,400	19,460
Cash, cash equivalents and restricted cash at March 31	22,361	33,810	11,754	13,964
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	—	—	625	584
Cash, cash equivalents and restricted cash of continuing operations at March 31	$22,361	$33,810	$11,129	$13,380
2021 1Q FORM 10-Q 29

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended March 31
(In millions, net of tax)	2021	2020
Net earnings (loss)	$(2,798)	$6,233
Less net earnings (loss) attributable to noncontrolling interests	5	34
Net earnings (loss) attributable to the Company	$(2,802)	$6,199

Investment securities	$(18)	$(41)
Currency translation adjustments	110	135
Cash flow hedges	62	(211)
Benefit plans	705	1,035
Other comprehensive income (loss)	859	918
Less: other comprehensive income (loss) attributable to noncontrolling interests	3	5
Other comprehensive income (loss) attributable to the Company	$856	$913

Comprehensive income (loss)	$(1,939)	$7,152
Less: comprehensive income (loss) attributable to noncontrolling interests	8	39
Comprehensive income (loss) attributable to the Company	$(1,947)	$7,113

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended March 31
(In millions)	2021	2020
Preferred stock issued	$6	$6
Common stock issued	$702	$702

Beginning balance	(9,749)	(11,732)
Investment securities	(18)	(41)
Currency translation adjustments	108	133
Cash flow hedges	62	(211)
Benefit plans	704	1,032
Accumulated other comprehensive income (loss) ending balance	$(8,893)	$(10,819)
Beginning balance	34,307	34,405
Gains (losses) on treasury stock dispositions	(384)	(249)
Stock-based compensation	106	105
Other changes	14	35
Other capital ending balance	$34,042	$34,296
Beginning balance	92,247	87,732
Net earnings (loss) attributable to the Company	(2,802)	6,199
Dividends and other transactions with shareholders	(168)	(142)
Changes in accounting (Note 1)	—	(175)
Retained earnings ending balance	$89,276	$93,615
Beginning balance	(81,961)	(82,797)
Purchases	(38)	(14)
Dispositions	450	295
Common stock held in treasury ending balance	$(81,548)	$(82,516)
GE shareholders' equity balance	33,585	35,284
Noncontrolling interests balance (Note 17)	1,568	1,575
Total equity balance at March 31	$35,153	$36,859

2021 1Q FORM 10-Q 30

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. We present our financial statements in a three-column format, which allows investors to see our GE industrial operations separately from our financial services operations. We believe that this provides useful supplemental information to our consolidated financial statements. To the extent that we have transactions between GE Industrial and GE Capital, these transactions are made on arms-length terms, are reported in the respective columns of our financial statements and are eliminated in consolidation. See Note 22 for further information.

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP), which requires us to make estimates based on assumptions about current and, for some estimates, future economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing Coronavirus Disease 2019 (COVID-19) pandemic. The severity, magnitude and duration, as well as the economic consequences, of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangibles, long-lived assets and investment securities, revisions to estimated profitability on long-term product service agreements, incremental credit losses on receivables and debt securities, a decrease in the carrying amount of our tax assets, or an increase in our insurance liabilities and pension obligations as of the time of a relevant measurement event.

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

The accompanying consolidated financial statements and notes are unaudited. The results reported in these consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These consolidated financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Our significant accounting policies are described in Note 1 of our aforementioned Annual Report.

ACCOUNTING CHANGES. On January 1, 2021, we adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes certain exceptions from the guidance in ASC 740 related to intra-period tax allocations, interim calculations and the recognition of deferred tax liabilities for outside basis differences and clarifies and simplifies several other aspects of accounting for income taxes. Different transition methods apply to the various income tax simplifications. For the changes requiring a retrospective or modified retrospective transition, the adoption of the new standard did not have a material impact to our financial statements.

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS. On March 31, 2020, we completed the sale of our BioPharma business within our Healthcare segment for total consideration of $21,112 million (after certain working capital adjustments) and incurred $185 million of cash payments directly associated with the transaction. In the first quarter of 2020, we recognized a pre-tax gain of $12,292 million ($11,145 million after-tax) in our consolidated Statement of Earnings (Loss).

DISCONTINUED OPERATIONS. Primarily comprise our GE Capital Aviation Services (GECAS) business, our mortgage portfolio in Poland, and other trailing assets and liabilities associated with the dispositions of certain GE Capital and GE Industrial businesses. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented.

GECAS. On March 9, 2021 we entered into an agreement with AerCap Holdings N.V. (AerCap) to combine our GECAS business with AerCap. GE will receive total consideration consisting of $23,905 million cash subject to contractual closing adjustments, 111.5 million shares of AerCap common stock (approximately 46% ownership interest) valued at $6,550 million based on the AerCap’s closing share price of $58.74 on March 31, 2021 and $1,000 million paid in AerCap notes and/or cash upon closing at AerCap's option. As a result, we have reclassified GECAS' results to discontinued operations for all periods presented and recognized a non-cash after-tax loss of $2,755 million in discontinued operations in the first quarter of 2021. Given the economics of GECAS accrue to AerCap in conjunction with the transaction, the net impact of GECAS (loss on sale and operations) could change materially, mainly due to fluctuations in AerCap's closing share price. Completion of the transaction remains subject to AerCap shareholder approval, regulatory approvals and other customary closing conditions.

2021 1Q FORM 10-Q 31

After completion of the transaction, we will elect to prospectively measure our investment in AerCap at fair value and expect to have continuing involvement with AerCap, primarily through our ownership interest and ongoing sales or leases of products and services.

Bank BPH. The mortgage portfolio in Poland (Bank BPH) comprises floating rate residential mortgages, 86% of which are indexed to or denominated in foreign currencies (primarily Swiss francs). At March 31, 2021, the total portfolio had a carrying value of $1,986 million with a 1.67% 90-day delinquency rate and an average loan to value ratio of approximately 61.6%. The portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields as well as estimates with respect to ongoing litigation in Poland related to foreign currency-denominated mortgages and other factors. Earnings from discontinued operations for the three months ended March 31, 2021 included $282 million non-cash pre-tax charges, reflecting estimates with respect to ongoing litigation as well as market yields. Future changes in the estimated legal liabilities or market yields could result in further losses related to these loans in future reporting periods. See Note 21 for further information.

Baker Hughes (BKR). We have continuing involvement with BKR primarily through our remaining interest, ongoing purchases and sales of products and services, transition services that we provide to BKR, as well as an aeroderivative joint venture (JV) we formed with BKR in the fourth quarter of 2019. The JV is jointly controlled by GE and BKR and is consolidated by GE due to the significance of our investment in BKR.

For the three months ended March 31, 2021, we had sales of $166 million and purchases of $61 million with BKR for products and services outside of the JV. We collected net cash of $131 million from BKR related to sales, purchases and transition services.

In the first quarter of 2021, we had sales of $119 million to BKR for products and services from the JV, and we collected cash of $161 million. When our investment in BKR is reduced to below 20%, we will deconsolidate the JV. A deconsolidation of the JV is not expected to have a material impact on GE Industrial Cash from operating activities (CFOA).

In addition, we received $28 million of repayments on the promissory note receivable from BKR and dividends of $56 million on our investment.

RESULTS OF DISCONTINUED OPERATIONS	Three months ended March 31
	2021	2020
Operations
GE Capital revenues from services	$633	$1,010
Cost of goods and services sold	(368)	(547)
Other income, costs and expenses	(386)	(462)

Earnings (loss) of discontinued operations before income taxes	(121)	2
Benefit (provision) for income taxes	(29)	(19)
Earnings (loss) of discontinued operations, net of taxes(a)(b)	$(149)	$(17)

Disposal
Gain (loss) on disposal before income taxes	(2,702)	(4)
Benefit (provision) for income taxes	(43)	—
Gain (loss) on disposal, net of taxes	$(2,745)	$(4)

Earnings (loss) from discontinued operations, net of taxes	$(2,894)	$(21)
(a) Earnings (loss) of discontinued operations attributable to the Company after income taxes was $(149) million and $(15) million for the three months ended March 31, 2021 and 2020, respectively.
(b) Included $177 million and $155 million from GECAS operations, including $(359) million and $(545) million of depreciation and amortization, for the three months ended March 31, 2021 and 2020, respectively. Depreciation and amortization ceased on March 10, 2021.
2021 1Q FORM 10-Q 32

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	March 31, 2021	December 31, 2020
Cash, cash equivalents and restricted cash	$142	$—
Financing receivables - net	2,095	—
Other GE Capital receivables	2,122	—
Property, plant, and equipment - net	28,143	—
Valuation allowance on disposal group classified as discontinued operations	(2,536)	—
All other current assets	3,957	—
Total current assets of discontinued operations	33,922	—
Cash, cash equivalents and restricted cash	483	623
Financing receivables - net	—	2,710
Other GE Capital receivables	49	1,844
Financing receivables held for sale (Polish mortgage portfolio)	1,986	2,461
Property, plant, and equipment - net	102	28,429
All other assets	389	4,683
Assets of discontinued operations(a)	$36,931	$40,749

Deferred income taxes	$2,268	$—
Accounts payable and all other liabilities	2,723	—
Total current liabilities of discontinued operations	4,991	—
Deferred income taxes	—	2,172
Accounts payable and all other liabilities(b)	204	3,010
Liabilities of discontinued operations(a)	$5,195	$5,182
(a) Included $33,922 million and $37,199 million of assets and $4,991 million and $4,997 million of liabilities for GECAS as of March 31, 2021 and December 31, 2020, respectively.
(b) Included within All other liabilities of discontinued operations at March 31, 2021 and December 31, 2020 are intercompany tax receivables in the amount of $657 million and $704 million, respectively, primarily related to previously disposed financial services businesses, which are eliminated upon consolidation.

NOTE 3. INVESTMENT SECURITIES. All of our debt securities are classified as available-for-sale and substantially all are investment-grade supporting obligations to annuitants and policyholders in our run-off insurance operations. We have adopted the fair value option for our investment in BKR (comprising 311.4 million shares with approximately 30% ownership and a promissory note receivable as of March 31, 2021), which is recorded as Equity securities with readily determinable fair values. We classify investment securities as current or non-current based on our intent regarding the usage of proceeds from those investments. Investment securities held within insurance entities are classified as non-current as they support the long-duration insurance liabilities.

	March 31, 2021				December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity (Baker Hughes)	$6,741	$—	$—	$6,741	$7,319	$—	$—	$7,319
Current investment securities	$6,741	$—	$—	$6,741	$7,319	$—	$—	$7,319
Debt
U.S. corporate	$24,159	$4,616	$(79)	$28,695	$23,604	$6,651	$(26)	$30,230
Non-U.S. corporate	2,456	273	(5)	2,724	2,283	458	(1)	2,740
State and municipal	3,409	648	(19)	4,038	3,387	878	(9)	4,256
Mortgage and asset-backed	3,725	153	(63)	3,815	3,652	171	(71)	3,752
Government and agencies	1,166	112	(3)	1,275	1,169	184	—	1,353
Other equity	239	—	—	239	218	—	—	218
Non-current investment securities	$35,152	$5,801	$(168)	$40,786	$34,313	$8,342	$(106)	$42,549
Total	$41,893	$5,801	$(168)	$47,527	$41,632	$8,342	$(106)	$49,868

The amortized cost of debt securities as of March 31, 2021 excludes accrued interest of $438 million, which is reported in current Other GE Capital receivables.

The estimated fair value of investment securities at March 31, 2021 decreased since December 31, 2020, primarily due to higher market yields and the sale of BKR shares, partially offset by new investments in our Insurance business and the mark-to-market effect on our remaining interest in BKR.

2021 1Q FORM 10-Q 33

Total estimated fair value of debt securities in an unrealized loss position were $3,732 million and $1,765 million, of which $644 million and $165 million had gross unrealized losses of $(56) million and $(20) million and had been in a loss position for 12 months or more at March 31, 2021 and December 31, 2020, respectively. Gross unrealized losses of $(168) million at March 31, 2021 included $(79) million related to U.S. corporate securities and $(57) million related to commercial mortgage-backed securities (CMBS). Primarily all of our CMBS in an unrealized loss position have received investment-grade credit ratings from the major rating agencies and are collateralized by pools of commercial mortgage loans on real estate.

Net unrealized gains (losses) for equity securities with readily determinable fair values, which are recorded in Other income within continuing operations, were $238 million and $(5,772) million for the three months ended March 31, 2021 and 2020, respectively.

Proceeds from debt and equity securities sales, early redemptions by issuers and principal payments on the BKR promissory note totaled $1,333 million and $1,250 million for the three months ended March 31, 2021 and 2020, respectively. Gross realized gains on investment securities were $30 million and $46 million and gross realized losses and impairments were $(60) million and $(17) million for the three months ended March 31, 2021 and 2020, respectively.

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at March 31, 2021 are as follows:

	Amortized cost	Estimated fair value
Within one year	$613	$622
After one year through five years	3,111	3,396
After five years through ten years	6,579	7,626
After ten years	20,886	25,088
We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Substantially all our equity securities are classified within Level 1 and substantially all our debt securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $5,641 million and $5,866 million are classified within Level 3, as significant inputs to the valuation model are unobservable at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, there were no significant transfers into or out of Level 3.

In addition to the equity securities described above, we hold $291 million and $274 million of equity securities without readily determinable fair values at March 31, 2021 and December 31, 2020, respectively, that are classified within non-current All other assets in our consolidated Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were an insignificant amount and $(93) million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	Consolidated		GE Industrial
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Customer receivables	$12,441	$13,459	$9,307	$9,841
Sundry receivables(a)(b)	4,106	4,395	4,274	4,763
Allowance for credit losses(c)	(1,165)	(1,164)	(1,163)	(1,161)
Total current receivables	$15,381	$16,691	$12,418	$13,442
(a) Includes supplier advances, revenue sharing programs receivables in our Aviation business, other non-income based tax receivables, primarily value-added tax related to our operations in various countries outside of the U.S., receivables from disposed businesses, including receivables for transactional services agreements and certain intercompany balances that eliminate upon consolidation. Revenue sharing program receivables in Aviation are amounts due from third parties who participate in engine programs by developing and supplying certain engine components through the life of the program. The participants share in program revenues, receive a share of customer progress payments and share costs related to discounts and warranties.
(b) Consolidated current receivables included a deferred purchase price receivable, which represents our retained risk with respect to current customer receivables sold to third parties through one of the receivable facilities. The balance of the deferred purchase price held by GE Capital as of March 31, 2021 and December 31, 2020 was $461 million and $413 million, respectively.
(c) GE Industrial allowance for credit losses primarily increased due to net new provisions of $39 million offset by write-offs and foreign currency impact.

2021 1Q FORM 10-Q 34

Sales of GE Industrial current customer receivables. When GE Industrial sells customer receivables to GE Capital or third parties, it accelerates the receipt of cash that would otherwise have been collected from customers. In any given period, the amount of cash received from sales of customer receivables compared to the cash GE Industrial would have otherwise collected had those customer receivables not been sold represents the cash generated or used in the period relating to this activity. GE Industrial sales of customer receivables to GE Capital or third parties are made on arms-length terms and any discount related to time value of money is recognized by GE Industrial when the customer receivables are sold. In our Statement of Cash Flows, receivables purchased and retained by GE Capital are reflected as cash from operating activities at GE Industrial, primarily as cash used for investing activities at GE Capital and are eliminated in consolidation. Collections on receivables purchased by GE Capital are reflected primarily as cash from investing activities at GE Capital and are reclassified to cash from operating activities in consolidation. As of March 31, 2021 and 2020, GE Industrial sold approximately 38% and 49%, respectively, of its gross customer receivables to GE Capital or third parties. Effective April 1, 2021, the Company discontinued the majority of its factoring programs. Activity related to customer receivables sold by GE Industrial is as follows:

	2021				2020
	GE Capital		Third Parties		GE Capital		Third Parties
Balance at January 1	$3,618		$2,992		$3,087		$6,757
GE Industrial sales to GE Capital	7,044		—		9,225		—
GE Industrial sales to third parties	—		124		—		307
GE Capital sales to third parties	(3,826)		3,826		(5,253)		5,253
Collections and other	(3,765)		(4,360)		(3,224)		(7,797)
Reclassification from long-term customer receivables	63		—		123		—
Balance at March 31	$3,134	(a)	$2,582	(b)	$3,958	(a)	$4,519
(a) At March 31, 2021 and 2020, $526 million and $557 million, respectively, of the current receivables purchased and retained by GE Capital had been sold by GE Industrial to GE Capital with recourse (i.e., GE Industrial retains all or some risk of default). The effect on GE Industrial CFOA of claims by GE Capital on receivables sold with recourse was insignificant for the three months ended March 31, 2021 and 2020.
(b) Included $1,863 million in our active unconsolidated receivables facility at March 31, 2021, under which we currently expect to continue sales of GE Industrial receivables in the future.

LONG-TERM RECEIVABLES	Consolidated		GE Industrial
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Long-term customer receivables(a)	$638	$585	$601	$474
Long-term sundry receivables(b)	1,656	1,748	1,928	2,097
Allowance for credit losses	(136)	(142)	(136)	(142)
Total long-term receivables	$2,158	$2,191	$2,392	$2,430
(a) As of March 31, 2021 and December 31, 2020, GE Capital held $37 million and $111 million, respectively, of GE Industrial long-term customer receivables, substantially all of which are with recourse (i.e. GE Industrial retains all or some risk of default).
(b) Includes supplier advances, revenue sharing programs receivables, other non-income based tax receivables and certain intercompany balances that eliminate upon consolidation.

UNCONSOLIDATED RECEIVABLES FACILITIES. GE Capital has one active revolving receivables facility, under which customer receivables purchased from GE Industrial are sold to third parties. In this facility, which has a program size of $2,000 million as of March 31, 2021, upon the sale of receivables, we receive proceeds of cash and deferred purchase price and the Company’s remaining risk with respect to the sold receivables is limited to the balance of the deferred purchase price.

Activity related to our unconsolidated receivables facilities is included in the GE Capital sales to third parties line in the sales of GE Industrial current customer receivables table above and is as follows:

Three months ended March 31	2021	2020
Customer receivables sold to receivables facilities	$2,605	$4,307
Total cash purchase price for customer receivables	2,479	4,120
Cash collections re-invested to purchase customer receivables	2,274	3,723

Non-cash increases to deferred purchase price	$116	$160
Cash payments received on deferred purchase price	68	78

CONSOLIDATED SECURITIZATION ENTITIES. GE Capital consolidates three variable interest entities (VIEs) that purchased customer receivables and long-term customer receivables from GE Industrial. At March 31, 2021 and December 31, 2020, these VIEs held current customer receivables of $1,133 million and $1,489 million and long-term customer receivables of $29 million and $93 million, respectively. At March 31, 2021 and December 31, 2020, the outstanding non-recourse debt under their respective debt facilities was $624 million and $892 million, respectively.

2021 1Q FORM 10-Q 35

NOTE 5. FINANCING RECEIVABLES AND ALLOWANCES

	Consolidated		GE Capital
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Loans, net of deferred income	$337	$359	$3,749	$4,182
Allowance for losses	(31)	(32)	(11)	(10)
Current financing receivables - net	$306	$326	$3,738	$4,172

We manage our GE Capital financing receivables portfolio using delinquency data as key performance indicators. At March 31, 2021 and December 31, 2020, financing receivables over 30 days past due were 3.7% and 2.8% and 90 days past due were 1.6% and 1.7%, respectively.

GE Capital financing receivables that comprise receivables purchased from GE Industrial are reclassified to either Current receivables or All other assets in our consolidated Statement of Financial Position. To the extent these receivables are purchased with full or limited recourse, they are excluded from the delinquency above. See Note 4 for further information.

NOTE 6. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	March 31, 2021	December 31, 2020
Raw materials and work in process	$8,013	$7,937
Finished goods	6,057	5,654
Deferred inventory costs(a)	2,460	2,299
Inventories, including deferred inventory costs	$16,530	$15,890
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aviation) and other costs for which the criteria for revenue recognition has not yet been met.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2021	December 31, 2020
Original cost	$31,893	$32,098
Less accumulated depreciation and amortization	(18,405)	(18,251)
Right-of-use operating lease assets	2,808	2,852
Property, plant and equipment – net	$16,296	$16,699

Consolidated depreciation and amortization on property, plant and equipment was $452 million and $461 million for the three months ended March 31, 2021 and 2020, respectively.

Operating Lease Liabilities. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $3,143 million and $3,195 million, as of March 31, 2021 and December 31, 2020, respectively, which included GE Industrial operating lease liabilities of $3,083 million and $3,133 million, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $281 million and $294 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL	January 1, 2021	Currency exchange and other	Balance at March 31, 2021
Power	$146	$—	$145
Renewable Energy	3,401	(88)	3,313
Aviation	9,247	(103)	9,144
Healthcare	11,855	(15)	11,840
Corporate	876	1	877
Total	$25,524	$(204)	$25,320

In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including (i) the results of our impairment testing from the most recent testing date, (ii) downward revisions to internal forecasts or decreases in market multiples, if any, and (iii) declines in market capitalization. In the first quarter of 2021, we did not identify any reporting units that required an interim impairment test. However, we continue to monitor the operating results and cash flow forecasts of our Additive reporting unit in our Aviation segment as the fair value of this reporting unit was not significantly in excess of its carrying value. At March 31, 2021, our Additive reporting unit had goodwill of $236 million.

2021 1Q FORM 10-Q 36

All other intangible assets of $9,395 million and $9,671 million at March 31, 2021 and December 31, 2020, respectively, are subject to amortization. Intangible assets decreased in the first quarter of 2021, primarily as a result of amortization. Consolidated amortization expense was $301 million and $318 million in the three months ended March 31, 2021 and 2020, respectively.

NOTE 9. REVENUES. The equipment and services revenues classification in the table below is consistent with our segment MD&A presentation.

EQUIPMENT & SERVICES REVENUES
Three months ended March 31	2021			2020
	Equipment	Services	Total	Equipment	Services	Total
Power	$1,241	$2,679	$3,921	$1,506	$2,518	$4,025
Renewable Energy	2,844	404	3,248	2,576	618	3,194
Aviation	1,847	3,145	4,992	2,364	4,529	6,892
Healthcare	2,227	2,081	4,308	2,699	2,029	4,727
Corporate items and industrial eliminations	(188)	49	(139)	(48)	54	6
Total GE Industrial revenues	$7,971	$8,358	$16,329	$9,097	$9,748	$18,844

REVENUES	Three months ended March 31
	2021	2020
Gas Power	$2,829	$2,859
Power Portfolio	1,091	1,165
Power	$3,921	$4,025

Onshore Wind	$2,118	$2,124
Grid Solutions equipment and services	795	839
Hydro	165	179
Offshore Wind and Hybrid Solutions	169	51
Renewable Energy	$3,248	$3,194

Commercial Engines & Services	$3,354	$5,113
Military	956	960
Systems & Other	682	820
Aviation	$4,992	$6,892

Healthcare Systems	$3,825	$3,448
Pharmaceutical Diagnostics	482	450
BioPharma	—	830
Healthcare	$4,308	$4,727

Corporate items and industrial eliminations	(139)	6
Total GE Industrial revenues	$16,329	$18,844
Capital	878	837
GE Capital-GE Industrial eliminations	$(89)	$(191)
Consolidated revenues	$17,118	$19,490

REMAINING PERFORMANCE OBLIGATION. As of March 31, 2021, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $226,962 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $40,951 million, of which 62%, 82% and 97% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $186,012 million, of which 15%, 47%, 67% and 83% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

2021 1Q FORM 10-Q 37

NOTE 10. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets increased $153 million in the three months ended March 31, 2021 primarily due to the timing of revenue recognition ahead of billing milestones on our long-term equipment contracts. Our long-term service agreements decreased primarily due to billings of $2,232 million, offset by revenues recognized of $2,118 million, a net favorable change in estimated profitability of $31 million at Aviation and a net unfavorable change in estimated profitability of $8 million at Power.

March 31, 2021	Power	Aviation	Renewable Energy	Healthcare	Other	Total
Revenues in excess of billings	$5,223	$2,911	$—	$—	$—	$8,134
Billings in excess of revenues	(1,541)	(5,347)	—	—	—	(6,888)
Long-term service agreements	$3,682	$(2,436)	$—	$—	$—	$1,246
Short-term and other service agreements	139	342	109	164	16	769
Equipment contract revenues	2,024	36	1,239	289	217	3,805
Current contract assets	$5,845	$(2,058)	$1,348	$454	$232	$5,821

Nonrecurring engineering costs	13	2,436	33	29	—	2,511
Customer advances and other	783	2,570	—	122	—	3,474
Non-current contract and other deferred assets	$796	$5,005	$33	$151	$—	$5,985
Total contract and other deferred assets	$6,641	$2,948	$1,381	$604	$233	$11,806

December 31, 2020
Revenues in excess of billings	$5,282	$3,072	$—	$—	$—	$8,354
Billings in excess of revenues	(1,640)	(5,375)	—	—	—	(7,015)
Long-term service agreements	$3,642	$(2,304)	$—	$—	$—	$1,338
Short-term and other service agreements	129	282	106	173	29	719
Equipment contract revenues	2,015	59	1,127	306	201	3,707
Current contract assets	$5,786	$(1,963)	$1,233	$479	$229	$5,764

Nonrecurring engineering costs	16	2,409	34	31	—	2,490
Customer advances and other	822	2,481	—	128	(32)	3,398
Non-current contract and other deferred assets	$838	$4,889	$34	$159	$(32)	$5,888
Total contract and other deferred assets	$6,623	$2,927	$1,268	$638	$197	$11,653

Progress collections and deferred income decreased $431 million primarily due to the timing of revenue recognition in excess of new collections received, primarily at Aviation and Power. Revenues recognized for contracts included in a liability position at the beginning of the year were $5,909 million and $4,137 million for the three months ended March 31, 2021 and 2020, respectively.

March 31, 2021	Power	Aviation	Renewable Energy	Healthcare	Other	Total
Progress collections on equipment contracts	$4,829	$197	$1,388	$—	$—	$6,414
Other progress collections	371	4,483	4,343	416	121	9,735
Current deferred income	16	122	219	1,392	95	1,844
Progress collections and deferred income	$5,217	$4,802	$5,949	$1,808	$217	$17,993
Non-current deferred income	118	855	211	555	9	1,748
Total Progress collections and deferred income	$5,335	$5,657	$6,160	$2,363	$226	$19,741

December 31, 2020
Progress collections on equipment contracts	$4,918	$214	$1,229	$—	$—	$6,362
Other progress collections	458	4,623	4,604	414	152	10,252
Current deferred income	17	132	194	1,309	105	1,757
Progress collections and deferred income	$5,393	$4,969	$6,028	$1,724	$257	$18,371
Non-current deferred income	116	898	214	564	10	1,801
Total Progress collections and deferred income	$5,509	$5,867	$6,241	$2,288	$267	$20,172

NOTE 11. ALL OTHER ASSETS. All other current assets and All other assets primarily includes equity method and other investments, long-term customer and sundry receivables (see Note 4), cash and cash equivalents in our run-off insurance operations and prepaid taxes and other deferred charges. Consolidated All other non-current assets increased $1,270 million in the three months ended March 31, 2021, primarily due to an increase in Insurance cash and cash equivalents of $1,252 million.
2021 1Q FORM 10-Q 38

NOTE 12. BORROWINGS

	March 31, 2021	December 31, 2020
Current portion of long-term borrowings	$47	$36
Current portion of long-term borrowings assumed by GE Industrial	1,784	2,432
Other	488	882
Total GE Industrial short-term borrowings	$2,318	$3,350

Current portion of long-term borrowings	$1,743	$788
Intercompany payable to GE Industrial	1,784	2,432
Non-recourse borrowings of consolidated securitization entities	624	892
Other	59	283
Total GE Capital short-term borrowings	$4,210	$4,395

Eliminations	(2,061)	(3,033)
Total short-term borrowings	$4,468	$4,713

Senior notes	$18,753	$18,994
Senior notes assumed by GE Industrial	17,981	18,178
Subordinated notes assumed by GE Industrial	1,774	1,779
Other	422	435
Total GE Industrial long-term borrowings	$38,929	$39,386

Senior notes	$27,292	$30,132
Subordinated notes	148	189
Intercompany payable to GE Industrial	16,577	16,780
Non-recourse borrowings of consolidated securitization entities	—	—
Other	521	483
Total GE Capital long-term borrowings	$44,539	$47,584

Eliminations	(16,577)	(16,780)
Total long-term borrowings	$66,890	$70,189
Total borrowings	$71,358	$74,902

At March 31, 2021, the outstanding GE Capital borrowings that had been assumed by GE Industrial as part of the GE Capital Exit Plan was $21,538 million ($1,784 million short-term and $19,754 million long-term), for which GE Industrial has an offsetting Receivable from GE Capital of $18,361 million. The difference of $3,177 million in long-term borrowings represents the amount of borrowings GE Capital had funded with available cash to GE Industrial via intercompany loans in lieu of GE Industrial issuing borrowings externally.

At March 31, 2021, total GE Industrial borrowings of $22,886 million comprised GE Industrial-issued borrowings of $19,709 million and intercompany loans from GE Capital to GE Industrial of $3,177 million as described above.

GE Industrial has provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities issued by GE Capital. This guarantee applied to $27,332 million and $28,503 million of GE Capital debt at March 31, 2021 and December 31, 2020, respectively.

See Note 19 for further information about borrowings and associated interest rate swaps.

NOTE 13. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations generated revenues of $775 million and $616 million and profit (loss) of $116 million and $(93) million for the three months ended March 31, 2021 and 2020, respectively. These operations were supported by assets of $50,353 million and $50,824 million at March 31, 2021 and December 31, 2020, respectively. A summary of our insurance contracts is presented below:

March 31, 2021	Long-term care	Structured settlement annuities & life	Other contracts	Other adjustments(a)	Total
Future policy benefit reserves	$16,997	$9,105	$183	$5,580	$31,864
Claim reserves	4,397	306	1,062	—	5,765
Investment contracts	—	1,018	1,003	—	2,021
Unearned premiums and other	16	191	147	—	353
	21,409	10,620	2,395	5,580	40,004
Eliminations	—	—	(442)	—	(442)
Total	$21,409	$10,620	$1,953	$5,580	$39,562
2021 1Q FORM 10-Q 39

December 31, 2020	Long-term care	Structured settlement annuities & life	Other contracts	Other adjustments(a)	Total
Future policy benefit reserves	$16,934	$9,207	$181	$8,160	$34,482
Claim reserves	4,393	275	1,068	—	5,736
Investment contracts	—	1,034	1,016	—	2,049
Unearned premiums and other	19	189	89	—	298
	21,346	10,705	2,354	8,160	42,565
Eliminations	—	—	(374)	—	(374)
Total	$21,346	$10,705	$1,980	$8,160	$42,191
(a) To the extent that unrealized gains on specific investment securities supporting our insurance contracts would result in a premium deficiency should those gains be realized, an increase in future policy benefit reserves is recorded, with an after-tax reduction of net unrealized gains recognized through Accumulated other comprehensive income (loss) (AOCI) in our consolidated Statement of Earnings (Loss). The decrease in Other adjustments of $2,580 million is a result of the decline in unrealized gains on investment securities.

Claim reserves included incurred claims of $454 million and $507 million, of which insignificant amounts related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation for the three months ended March 31, 2021 and 2020, respectively. Paid claims were $424 million and $405 million in the three months ended March 31, 2021 and 2020, respectively.

Reinsurance recoverables, net of allowances of $1,540 million and $1,510 million, are included in non-current Other GE Capital receivables in our consolidated Statement of Financial Position, and amounted to $2,592 million and $2,552 million at March 31, 2021 and December 31, 2020, respectively. The vast majority of our remaining net reinsurance recoverables are secured by assets held in a trust for which we are the beneficiary.

NOTE 14. POSTRETIREMENT BENEFIT PLANS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. Please refer to Note 13 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our postretirement benefit plans.

The components of benefit plans cost other than the service cost are included in the caption Non-operating benefit costs in our consolidated Statement of Earnings (Loss).

PRINCIPAL PENSION PLANS	Three months ended March 31
	2021	2020
Service cost for benefits earned	$64	$153
Prior service cost amortization	7	37
Expected return on plan assets	(763)	(748)
Interest cost on benefit obligations	486	587
Net actuarial loss amortization	864	848
Benefit plans cost	$658	$877

Principal retiree benefit plans income was $40 million and $32 million for the three months ended March 31, 2021 and 2020, respectively. Other pension plans was $24 million income and $7 million cost for the three months ended March 31, 2021 and 2020, respectively.

We also have a defined contribution plan for eligible U.S. employees that provides employer contributions. Defined contribution plan costs were $108 million and $95 million for the three months ended March 31, 2021 and 2020, respectively.

NOTE 15. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities and All other liabilities primarily includes liabilities for customer sales allowances, equipment project and commercial liabilities, employee compensation and benefits, income taxes payable and uncertain tax positions, operating lease liabilities (see Note 7), environmental, health and safety remediations and product warranties (see Note 21). GE Industrial All other liabilities decreased $486 million in the three months ended March 31, 2021, primarily due to a decrease in Alstom legacy legal matters of $199 million (see Note 21) and a decrease in interest accruals on assumed debt of $132 million.

NOTE 16. INCOME TAXES. Our consolidated effective income tax rate was 59.7% and 0.9% during the three months ended March 31, 2021 and 2020, respectively. The rate for 2021 is higher than the U.S. statutory rate primarily due to the cost of global activities, including the base erosion and global intangible minimum tax provisions and from tax expense associated with the unrealized gain in our remaining interest in Baker Hughes. This was partially offset by an adjustment to decrease the 2021 three-month tax rate to be in line with the lower expected full-year rate and by U.S. business credits. The rate for 2020 is lower than the U.S. statutory rate primarily due to the lower tax rate on the sale of our BioPharma business. The tax rate on the BioPharma sale was low because the gain outside the U.S. was taxed at lower than 21% and because we recorded $633 million of the tax associated with preparatory steps for the transaction in the fourth quarter of 2019.
2021 1Q FORM 10-Q 40

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2016-2018. The United Kingdom tax authority (the UK Government) disallowed interest deductions claimed by GE Capital for the years 2004-2015 that could result in a potential impact of approximately $1.1 billion, which includes a possible assessment of tax and reduction of deferred tax assets, not including interest and penalties. We are contesting the disallowance. The UK Government is seeking to set aside a 2005 tax settlement agreement, alleging that GE misstated or omitted relevant facts. In October 2019, the UK Government asserted three new claims of fraudulent misrepresentation, one of which the Business and Property Court allowed in a July 2020 decision to go forward. In April 2021, the UK Court of Appeal reversed, holding that the equitable portion of that claim was time barred. The UK Government has petitioned the UK Supreme Court to hear an appeal, and the case remains scheduled for trial this fall in the Business and Property Court and may (depending on the outcome of the trial) be subject to further proceedings in the UK tax tribunal. We comply with all applicable tax laws and judicial doctrines of the United Kingdom and believe that the entire benefit is more likely than not to be sustained on its technical merits.

NOTE 17. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended March 31
	2021	2020
Beginning balance	$60	$61
AOCI before reclasses – net of taxes of $(7) and $0(a)	(29)	6
Reclasses from AOCI – net of taxes of $4 and $(12)	11	(47)
AOCI	(18)	(41)
Less AOCI attributable to noncontrolling interests	—	—
Investment securities AOCI ending balance	$42	$20

Beginning balance	$(4,386)	$(4,818)
AOCI before reclasses – net of taxes of $(57) and $(5)	110	(554)
Reclasses from AOCI – net of taxes of $0 and $0(b)	—	690
AOCI	110	135
Less AOCI attributable to noncontrolling interests	2	2
Currency translation adjustments AOCI ending balance	$(4,278)	$(4,685)

Beginning balance	$(28)	$49
AOCI before reclasses – net of taxes of $4 and $(45)	39	(262)
Reclasses from AOCI – net of taxes of $10 and $8(b)	23	51
AOCI	62	(211)
Less AOCI attributable to noncontrolling interests	—	—
Cash flow hedges AOCI ending balance	$34	$(163)

Beginning balance	$(5,395)	$(7,024)
AOCI before reclasses – net of taxes of $(47) and $30	16	219
Reclasses from AOCI – net of taxes of $194 and $239(b)	689	817
AOCI	705	1,035
Less AOCI attributable to noncontrolling interests	1	3
Benefit plans AOCI ending balance	$(4,691)	$(5,991)

AOCI at March 31	$(8,893)	$(10,819)

Dividends declared per common share	$0.01	$0.01
(a) Included adjustments of $2,038 million and $1,267 million for the three months ended March 31, 2021 and 2020, respectively, related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 13 for further information.
(b) The total reclassification from AOCI included $836 million, including currency translation of $688 million, net of taxes, for the three months ended March 31, 2020, related to the sale of our BioPharma business within our Healthcare segment.

On January 21, 2021, GE Capital Series D preferred stock issued to GE Industrial was converted to GE Capital common stock and GE Capital and GE Industrial also agreed to retire the Series A, B and C GE Capital preferred stock. As a result of these actions, there is no remaining preferred stock between GE Industrial and GE Capital, and accordingly GE Capital will no longer pay preferred dividends to GE Industrial and all preferred stock dividend costs have become a GE Industrial obligation effective January 21, 2021. The exchange of GE Capital Series D preferred stock has no impact on the GE Series D preferred stock, which, effective January 21, 2021 became callable for $5,694 million on dividend payment dates and which dividends converted from 5% fixed rate to 3-month LIBOR plus 3.33%, payable quarterly. Similarly, there were no changes to the GE Series A, B or C preferred stock, which become callable at various dates in 2022 and 2023. The total carrying value of GE preferred stock at March 31, 2021 was $5,930 million and will increase to $5,940 million by the respective call dates through periodic accretion. See our Annual Report on Form 10-K for the year ended December 31, 2020 for further information.

2021 1Q FORM 10-Q 41

Redeemable noncontrolling interests, presented within All other liabilities in our consolidated Statement of Financial Position, include common shares issued by our affiliates that are redeemable at the option of the holder of those interests and amounted to $451 million and $487 million as of March 31, 2021 and December 31, 2020, respectively.

NOTE 18. EARNINGS PER SHARE INFORMATION

Three months ended March 31	2021		2020
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings from continuing operations	$90	$92	$6,202	$6,202
Preferred stock dividends	(72)	(72)	(43)	(43)
Accretion of redeemable noncontrolling interests, net of tax(a)	2	2	—	—
Earnings from continuing operations attributable to common shareholders	20	22	6,158	6,158
Earnings (loss) from discontinued operations	(2,897)	(2,894)	(19)	(19)
Net earnings (loss) attributable to GE common shareholders	(2,874)	(2,872)	6,140	6,140

Shares of GE common stock outstanding	8,772	8,772	8,742	8,742
Employee compensation-related shares (including stock options)	35	—	7	—
Total average equivalent shares	8,807	8,772	8,749	8,742

Earnings per share from continuing operations	$—	$—	$0.70	$0.70
Earnings (loss) per share from discontinued operations	(0.33)	(0.33)	0.00	0.00
Net earnings (loss) per share	(0.33)	(0.33)	0.70	0.70

Potentially dilutive securities(b)	370		422
(a) Represents accretion adjustment of redeemable noncontrolling interests in our Additive business within our Aviation segment.
(b) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three months ended March 31, 2021, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities. For the three months ended March 31, 2020, application of this treatment had an insignificant effect.

NOTE 19. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

		March 31, 2021		December 31, 2020
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,901	$3,066	$2,904	$3,125
Liabilities	Borrowings (Note 12)	71,358	81,967	74,902	86,001
	Investment contracts (Note 13)	2,021	2,402	2,049	2,547

The fair value in relation to carrying value for borrowings at March 31, 2021 compared to December 31, 2020 was unchanged, as an increase in market interest rates was offset by narrowing GE Industrial credit spreads and a decline in fair value adjustments for debt in fair value hedge relationships. Unlike the carrying amount, estimated fair value of borrowings included $1,178 million and $898 million of accrued interest at March 31, 2021 and December 31, 2020, respectively.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

DERIVATIVES AND HEDGING. Our policy requires that derivatives are used solely for managing risks and not for speculative purposes. Total gross notional was $91,921 million ($43,768 million in GE Capital and $48,153 million in GE Industrial) and $95,647 million ($45,445 million in GE Capital and $50,202 million in GE Industrial) at March 31, 2021 and December 31, 2020, respectively. GE Capital notional relates primarily to managing interest rate and currency risk between financial assets and liabilities, and GE Industrial notional relates primarily to managing currency risk.
2021 1Q FORM 10-Q 42

FAIR VALUE OF DERIVATIVES	March 31, 2021			December 31, 2020
	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities
Interest rate contracts	$20,395	$1,404	$16	$20,500	$1,912	$7
Currency exchange contracts	6,701	193	65	7,387	164	125
Derivatives accounted for as hedges	$27,096	$1,597	$81	$27,886	$2,076	$132

Interest rate contracts	$361	$14	$7	$346	$8	$(1)
Currency exchange contracts	62,369	967	911	65,379	767	918
Other contracts	2,095	322	7	2,036	218	71
Derivatives not accounted for as hedges	$64,825	$1,302	$926	$67,761	$993	$989

Gross derivatives	$91,921	$2,899	$1,007	$95,647	$3,069	$1,121

Netting and credit adjustments		$(729)	$(729)		$(647)	$(647)
Cash collateral adjustments		(1,497)	(6)		(1,935)	(104)
Net derivatives recognized in statement of financial position		$673	$271		$487	$369

Net accrued interest		$24	$(19)		$—	$—
Securities held as collateral		(174)	—		(2)	—
Net amount		$522	$252		$484	$369

It is standard market practice to post or receive cash collateral with our derivative counterparties in order to minimize counterparty exposure. Included in GE Capital Cash, cash equivalents and restricted cash was total net cash collateral received on derivatives of $1,542 million (comprising $2,313 million received and $771 million posted) at March 31, 2021 and $3,289 million (comprising $4,203 million received and $914 million posted) at December 31, 2020. Of these amounts, $584 million and $1,968 million at March 31, 2021 and December 31, 2020, respectively, were received on interest rate derivatives traded through clearing houses, which are recorded as a reduction of derivative assets and net accrued interest.

Also included in total net cash collateral received are amounts presented as cash collateral adjustments in the table above, amounts related to accrued interest on interest rate derivatives presented as a reduction of Net accrued interest of $159 million and $292 million at March 31, 2021 and December 31, 2020, respectively, and excess net cash collateral posted of $693 million (comprising $31 million received and $723 million posted) at March 31, 2021, and $802 million (comprising $3 million received and $805 million posted) at December 31, 2020, which are excluded from cash collateral adjustments in the table above.

Securities held as collateral excluded excess collateral received of $15 million and zero at March 31, 2021 and December 31, 2020, respectively.

Fair value of derivatives in our consolidated Statement of Financial Position excludes accrued interest.

FAIR VALUE HEDGES. We use derivatives to hedge the effects of interest rate and currency exchange rate changes on our borrowings. At March 31, 2021, the cumulative amount of hedging adjustments of $3,826 million (including $2,330 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $26,926 million. At March 31, 2020, the cumulative amount of hedging adjustments of $6,527 million (including $2,348 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $41,735 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The gain (loss) recognized in AOCI was $36 million and $(313) million for the three months ended March 31, 2021 and 2020, respectively. These amounts were primarily related to currency exchange and interest rate contracts.

The total amount in AOCI related to cash flow hedges of forecasted transactions was a $62 million gain at March 31, 2021. We expect to reclassify $4 million of gain to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. For the three months ended March 31, 2021 and 2020, we recognized an immaterial amount and $18 million of loss (primarily as a result of the disposition of BioPharma), respectively, related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At March 31, 2021 and 2020, the maximum term of derivative instruments that hedge forecasted transactions was 14 years and 15 years, respectively.

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

The total gain (loss) recognized in AOCI on hedging instruments for the three months ended March 31, 2021 and 2020 was $272 million and $158 million, respectively, predominantly from foreign currency debt. For all periods presented we recognized an immaterial amount excluded from assessment and recognized in earnings.
2021 1Q FORM 10-Q 43

The carrying value of foreign currency debt designated as net investment hedges was $8,106 million and $9,145 million at March 31, 2021 and 2020, respectively. No amount was reclassified from AOCI into earnings for the three months ended March 31, 2021 and 2020, respectively.

EFFECTS OF DERIVATIVES ON EARNINGS. All derivatives are marked to fair value on our consolidated Statement of Financial Position, whether they are designated in a hedging relationship for accounting purposes or are used as economic hedges. For derivatives not designated as hedging instruments, substantially all of the gain or loss recognized in earnings is offset by either the current period change in value of underlying exposures, which is recorded in earnings in the current period or a future period when the recording of the exposures occur.

The table below presents the effect of our derivative financial instruments in the consolidated Statement of Earnings (Loss):

	Three months ended March 31, 2021					Three months ended March 31, 2020
	Revenues	Cost of sales	Interest Expense	SG&A	Other Income	Revenues	Cost of sales	Interest Expense	SG&A	Other Income
Total amounts presented in the consolidated Statement of Earnings (Loss)	$17,118	$12,538	$500	$2,891	$626	$19,490	$14,426	$561	$3,061	$6,869

Total effect of cash flow hedges	$(21)	$(4)	$(8)	$—	$—	$(21)	$(25)	$(10)	$(3)	$—

Hedged items			$1,843					$(2,480)
Derivatives designated as hedging instruments			(1,899)					2,511
Total effect of fair value hedges			$(56)					$31

Interest rate contracts	$1	$—	$(9)	$—	$(1)	$(26)	$—	$(9)	$—	$—
Currency exchange contracts	303	—	—	59	38	(521)	13	—	54	11
Other	—	—	—	55	19	—	—	—	(160)	(22)
Total effect of derivatives not designated as hedges	$305	$—	$(9)	$114	$56	$(547)	$13	$(9)	$(106)	$(12)
The gain (loss) of amount excluded for cash flow hedges was $(16) million and $15 million for the three months ended March 31, 2021 and 2020, respectively. This amount is recognized primarily in Revenues in our consolidated Statement of Earnings (Loss).

COUNTERPARTY CREDIT RISK. We manage the risk that counterparties will default and not make payments to us according to the terms of our agreements on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we net our exposures with that counterparty and apply the value of collateral posted to us to determine the exposure. We actively monitor these net exposures against defined limits and take appropriate actions in response, including requiring additional collateral. Our exposures to counterparties (including accrued interest), net of collateral we held, was $404 million and $392 million at March 31, 2021 and December 31, 2020, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $186 million and $307 million at March 31, 2021 and December 31, 2020, respectively.

NOTE 20. VARIABLE INTEREST ENTITIES. In addition to the three VIEs detailed in Note 4, in our consolidated Statement of Financial Position, we have assets of $1,712 million and $1,733 million and liabilities of $454 million and $657 million, inclusive of intercompany eliminations, at March 31, 2021 and December 31, 2020, respectively, from other consolidated VIEs. These entities were created to help our customers facilitate or finance the purchase of GE goods and services and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities. Substantially all the assets of our consolidated VIEs at March 31, 2021 can only be used to settle the liabilities of those VIEs.

Our investments in unconsolidated VIEs were $3,371 million and $3,230 million at March 31, 2021 and December 31, 2020, respectively. These investments are primarily owned by GE Capital businesses of which $1,120 million and $1,141 million were owned by EFS, comprising equity method investments, primarily renewable energy tax equity investments, at March 31, 2021 and December 31, 2020, respectively. In addition, $2,024 million and $1,833 million were owned by our run-off insurance operations, primarily comprising investment securities at March 31, 2021 and December 31, 2020, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects implementation of our revised reinvestment plan, which incorporates the introduction of strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 21.
2021 1Q FORM 10-Q 44

NOTE 21. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. GE Capital had total investment commitments of $2,551 million at March 31, 2021. The commitments primarily comprise project financing investments in thermal and wind energy projects of $769 million and investments by our run-off insurance operations in investment securities and other assets of $1,782 million, and included within these commitments are obligations to make additional investments in unconsolidated VIEs of $447 million and $1,632 million, respectively. See Note 20 for further information.

As of March 31, 2021, in our Aviation segment, we have committed to provide financing assistance of $2,241 million of future customer acquisitions of aircraft equipped with our engines.

Commitments - Discontinued Operations. The GECAS business within discontinued operations has placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $26,118 million, excluding pre-delivery payments made in advance (including 269 new aircraft with estimated delivery dates of 18% in 2021, 18% in 2022 and 64% in 2023 through 2026) and secondary orders with airlines for used aircraft approximating $1,146 million (including 26 used aircraft with estimated delivery dates of 62% in 2021, 27% in 2022 and 11% in 2023) at March 31, 2021. When GECAS purchases aircraft, it is at contractual price, which is usually less than the aircraft manufacturer's list price. As of March 31, 2021, GECAS has made $2,647 million of pre-delivery payments to aircraft manufacturers.

GUARANTEES. Credit Support and Indemnification Agreements - Continuing Operations. For further information on credit support and indemnification agreements for continuing operations, see our Annual Report on Form 10-K for the year ended December 31, 2020.

Indemnification agreements - Discontinued Operations. At March 31, 2021, we have provided specific indemnities to buyers of GE Capital's assets that, in the aggregate, represent a maximum potential claim of $597 million with related reserves of $86 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,975 million and $2,054 million at March 31, 2021 and December 31, 2020, respectively.

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 23 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020; refer to those discussions for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Alstom legacy matters. On November 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions, including the previously reported legal proceedings in Slovenia that are described below. The reserve balance was $659 million and $858 million at March 31, 2021 and December 31, 2020, respectively, with the reduction driven primarily by cash payment in connection with the Šoštanj settlement described below.

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
2021 1Q FORM 10-Q 45

In connection with alleged improper payments by Alstom relating to contracts won in 2006 and 2008 for work on a state-owned power plant in Šoštanj, Slovenia, the power plant owner in January 2017 filed an arbitration claim for damages of approximately $430 million before the International Chamber of Commerce Court of Arbitration in Vienna, Austria. In February 2017, a government investigation in Slovenia of the same underlying conduct proceeded to an investigative phase overseen by a judge of the Celje District Court. In September 2020, the relevant Alstom legacy entity was served with an indictment, which we had anticipated as we are working with the parties to resolve these matters. In March 2021, GE reached a settlement of the arbitration claim with the power plant owner for a mix of cash and services valued by the plant owner at approximately $307 million.

Shareholder and related lawsuits. Since February 2018, multiple shareholder derivative lawsuits have been filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). Four shareholder derivative lawsuits are currently pending: the Bennett case, which was filed in Massachusetts state court; and the Cuker, Lindsey and Priest/Tola cases, which were filed in New York state court. The Priest and Tola cases were initially filed as separate actions but have now been consolidated into one lawsuit. The Burden case, which was filed in the U.S. District Court for the Southern District of New York, was voluntarily dismissed by the plaintiffs in February 2021. These lawsuits have alleged violations of securities laws, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement, although the specific matters underlying the allegations in the lawsuits have varied. The allegations in the Bennett, Lindsey and Priest/Tola cases relate to substantially the same facts as those underlying the Hachem securities class action described in our Annual Report on Form 10-K for the year ended December 31, 2020, and the allegations in the Cuker case relate to alleged corruption in China. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures. The Bennett case has been stayed pending final resolution of another shareholder derivative lawsuit (the Gammel case) that was previously dismissed. In August 2019, the Cuker plaintiffs filed an amended complaint, and GE in September 2019 filed a motion to dismiss the amended complaint. The Lindsey case has been stayed by agreement of the parties. GE filed a motion to dismiss the Priest/Tola complaint in March 2021.

In July 2018, a putative class action (the Mahar case) was filed in New York state court naming as defendants GE, former GE executive officers, a former member of GE’s Board of Directors and KPMG. It alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933 based on alleged misstatements related to insurance reserves and performance of GE’s business segments in GE Stock Direct Plan registration statements and documents incorporated therein by reference and seeks damages on behalf of shareholders who acquired GE stock between July 20, 2015 and July 19, 2018 through the GE Stock Direct Plan. In February 2019, this case was dismissed. In March 2019, plaintiffs filed an amended derivative complaint naming the same defendants. In April 2019, GE filed a motion to dismiss the amended complaint. In October 2019, the court denied GE's motion to dismiss and stayed the case pending the outcome of the Hachem case. In November 2019, the plaintiffs moved to re-argue to challenge the stay, and GE cross-moved to re-argue the denial of the motion to dismiss and filed a notice of appeal. The court denied both motions for re-argument, and in November 2020, the Appellate Division First Department affirmed the court's denial of GE's motion to dismiss. In January 2021, GE filed a motion for leave to appeal to the New York Court of Appeals, and that motion was denied in March 2021.

In October 2018, a putative class action (the Houston case) was filed in New York state court naming as defendants GE, certain GE subsidiaries and current and former GE executive officers and employees. It alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and seeks damages on behalf of purchasers of senior notes issued in 2016 and rescission of transactions involving those notes. This case was stayed pending resolution of the motion to dismiss the Hachem case. In April 2021, the plaintiffs filed an amended complaint.

In February 2019, a securities action (the Touchstone case) was filed in the U.S. District Court for the Southern District of New York naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 1707.43 of the Ohio Securities Act and common law fraud based on alleged misstatements regarding insurance reserves, GE Power’s revenue recognition practices related to long term service agreements, GE’s acquisition of Alstom, and the goodwill recognized in connection with that transaction. The lawsuit seeks damages on behalf of six institutional investors who purchased GE common stock between August 1, 2014 and October 30, 2018 and rescission of those purchases. This case was stayed pending resolution of the motion to dismiss the Hachem case. In March 2021, the plaintiffs filed an amended complaint.

As previously reported by Baker Hughes, in March 2019, two derivative lawsuits were filed in the Delaware Court of Chancery naming as defendants GE, directors of Baker Hughes (including former members of GE’s Board of Directors and current and former GE executive officers) and Baker Hughes (as nominal defendant), and the court issued an order consolidating these two actions (the Schippnick case). The complaint as amended in May 2019 alleges, among other things, that GE and the Baker Hughes directors breached their fiduciary duties and that GE was unjustly enriched by entering into transactions and agreements related to GE's sales of approximately 12% of its ownership interest in Baker Hughes in November 2018. The complaint seeks declaratory relief, disgorgement of profits, an award of damages, pre- and post-judgment interest and attorneys’ fees and costs. In May 2019, the plaintiffs voluntarily dismissed their claims against the directors who were members of the Baker Hughes Conflicts Committee and a former Baker Hughes director. In October 2019, the Court denied the remaining defendants’ motions to dismiss, except with respect to the unjust enrichment claim against GE, which has been dismissed. In November 2019, the defendants filed their answer to the complaint, and a special litigation committee of the Baker Hughes Board of Directors moved for an order staying all proceedings in this action pending completion of the committee's investigation of the allegations and claims asserted in the complaint. In October 2020, the special litigation committee filed a report with the Court recommending that the derivative action be terminated. In January 2021, the special committee filed a motion to terminate the action.

2021 1Q FORM 10-Q 46

Bank BPH. As previously reported, GE Capital’s subsidiary Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency denominated mortgage loans in various courts throughout Poland. At March 31, 2021, approximately 86% of the Bank BPH portfolio is indexed to or denominated in foreign currencies (primarily Swiss francs), and the total portfolio had a carrying value of $1,986 million. We continue to observe an increase in the number of lawsuits being brought against Bank BPH and other banks in Poland, and we expect this to continue in future reporting periods.

We estimate potential losses for Bank BPH in connection with borrower litigation cases that are pending by recording legal reserves, as well as in connection with potential future cases or other adverse developments as part of our ongoing valuation of the Bank BPH portfolio, which we record at the lower of cost or fair value, less cost to sell. At March 31, 2021, the total amount of such estimated losses was $465 million. We update our assumptions underlying the amount of estimated losses based primarily on the number of lawsuits filed and estimated to be filed in the future, whether liability will be established in lawsuits and the nature of the remedy ordered by courts if liability is established. The increase in the amount of estimated losses during the first quarter of 2021 was driven primarily by increases in the number of lawsuits filed and estimated to be filed in the future. We expect the trends we have previously reported of an increasing number of lawsuits being filed, more findings of liability and more severe remedies being ordered against Polish banks (including Bank BPH) to continue in future reporting periods, although Bank BPH is unable at this time to develop a meaningful estimate of reasonably possible losses associated with active and inactive Bank BPH mortgage loans beyond the amounts currently recorded. Additional factors may also affect our estimated losses over time, including: potentially significant judicial decisions scheduled to be issued in the second quarter of 2021, including a decision by the European Court of Justice (ECJ) on the case involving a Bank BPH mortgage loan that was referred to the ECJ in January 2020 and one or more binding resolutions from the Polish Supreme Court; the impact of any of these or other decisions or binding resolutions on how Polish courts will interpret and apply the law in particular cases and how borrower behavior may change in response, neither or which will be known immediately upon the issuance of a decision or resolution; uncertainty related to a proposal by the Chairman of the Polish Financial Supervisory Authority in December 2020 that banks voluntarily offer borrowers an opportunity to convert their foreign currency denominated mortgage loans to Polish zlotys using an exchange rate applicable at the date of loan origination, and about the approaches that other Polish banks, regulators and other government authorities are adopting or will adopt in response to this proposal; uncertainty arising from investigations of the Polish Office of Competition and Consumer Protection (UOKiK), including a UOKiK decision in December 2020 which found that certain foreign exchange clauses that appear in certain of Bank BPH’s mortgage loan agreements are unfair contractual terms under Polish law. Future adverse developments related to any of the foregoing, or other developments such as actions by regulators or other governmental authorities could have a material adverse effect on Bank BPH and the carrying value of its mortgage loan portfolio and could result in significant losses beyond the amount that we currently estimate.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. Following the EPA’s release in September 2015 of an intended final remediation decision, GE and the EPA engaged in mediation and the first step of the dispute resolution process contemplated by the consent decree. In October 2016, the EPA issued its final decision pursuant to the consent decree, which GE and several other interested parties appealed to the EPA’s Environmental Appeals Board (EAB). The EAB issued its decision in January 2018, affirming parts of the EPA’s decision and granting relief to GE on certain significant elements of its challenge. The EAB remanded the decision back to the EPA to address those elements and reissue a revised final remedy, and the EPA convened a mediation process with GE and interested stakeholders. In February 2020, the EPA announced an agreement between the EPA and many of the mediation stakeholders, including GE, concerning a revised Housatonic River remedy. Based on the mediated resolution, the EPA solicited public comment on a draft permit in July 2020 and issued the final revised permit effective January 4, 2021. In March 2021, two local environmental advocacy groups filed a joint petition to the EAB challenging portions of the revised permit, and EPA and GE are defending that appeal. As of March 31, 2021, and based on its assessment of current facts and circumstances and its defenses, GE believes that it has recorded adequate reserves to cover future obligations associated with the proposed final remedy.

For further information about environmental, health and safety matters, see our Annual Report on Form 10-K for the year ended December 31, 2020.

2021 1Q FORM 10-Q 47

NOTE 22. INTERCOMPANY TRANSACTIONS. Presented below is a walk of intercompany eliminations from the combined GE Industrial and GE Capital totals to the consolidated cash flows for continuing operations.

	Three months ended March 31, 2021			Three months ended March 31, 2020
Cash from (used for):	Operating activities	Investing activities	Financing activities	Operating activities	Investing activities	Financing activities
Combined GE Industrial and GE Capital cash flows	$(2,970)	$1,747	$(2,178)	$(1,138)	$20,776	$(8,494)
GE Industrial current receivables sold to GE Capital(a)	211	(448)	237	(997)	945	52
GE Industrial long-term receivables sold to GE Capital	67	(67)	—	135	(135)	—
Supply chain finance programs	120	(120)	—	884	(884)	—
Other reclassifications and eliminations	(68)	(265)	333	197	(677)	480
Consolidated cash flows	$(2,640)	$847	$(1,608)	$(919)	$20,025	$(7,962)
(a)Included the elimination of $3,218 million and $3,972 million payments to GE Industrial for current receivables purchased and retained by GE Capital and the related reclassification to CFOA of $3,429 million and $2,975 million due to GE Capital collections and other activity in our consolidated statement of cash flows for the three months ended March 31, 2021 and 2020, respectively.

Cash payments received on the Receivable facility deferred purchase price are reflected as Cash from investing activities in the GE Capital and Consolidated columns of our consolidated Statement of Cash Flows. Sales of customer receivables from GE Industrial to GE Capital are classified as Cash from operating activities in the GE Industrial column of our Statement of Cash Flows. See Note 4 for further information.

NOTE 23. OTHER INCOME

	Three months ended March 31
	2021	2020
Purchases and sales of business interests(a)	$3	$12,372
Licensing and royalty income	48	42
Associated companies	16	39
Net interest and investment income (loss)(b)	439	(5,632)
Other items	116	53
GE Industrial	$623	$6,874
Eliminations	3	(4)
Total	$626	$6,869
(a)Included a pre-tax gain of $12,292 million ($11,145 million after-tax) on the sale of BioPharma for the three months ended March 31, 2020. See Note 2 for further information.
(b)Included a pre-tax realized and unrealized gain of $296 million ($188 million after-tax) and a pre-tax unrealized loss of $5,710 million ($4,631 million after-tax) related to our interest in Baker Hughes for the three months ended March 31, 2021 and 2020, respectively.

2021 1Q FORM 10-Q 48

EXHIBITS

Exhibit 2
Transaction Agreement, dated as of March 9, 2021, by and among GE Ireland USD Holdings ULC, GE Financial Holdings ULC, GE Capital US Holdings, Inc., General Electric Company, AerCap Holdings N.V., AerCap US Aviation LLC and AerCap Aviation Leasing Limited (Incorporated by reference to Exhibit 2.1 to GE’s Current Report on Form 8-K, dated March 12, 2021 (Commission file number 001-00035)).

Exhibit 10(a)	Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2021.
Exhibit 10(b)	Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2021.
Exhibit 10(c)	Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2021.
Exhibit 10(d)	Offer Letter Agreement for John Slattery, dated June 12, 2020.
Exhibit 11	Computation of Per Share Earnings. Data is provided in Note 18 of this Report.
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three months ended March 31, 2021 and 2020, (ii) Statement of Financial Position at March 31, 2021 and December 31, 2020, (iii) Statement of Cash Flows for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, (v) Statement of Changes in Shareholders' Equity for the three months ended March 31, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	24-48
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16-17, 42-44
Item 4.	Controls and Procedures	23
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	45-47
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	49
Signatures		49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 27, 2021	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer
2021 1Q FORM 10-Q 49