Form 10-Q
period 2021-06-30
GENERAL ELECTRIC CO
filed 2021-07-27
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 8,781,303,049 shares of common stock with a par value of $0.06 per share outstanding at June 30, 2021.

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
•changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including inflation, interest rates, the value of securities and other financial assets (including our equity ownership position in Baker Hughes and the equity ownership position that we will hold in AerCap after completing our announced plan to combine GECAS with AerCap), oil, natural gas and other commodity prices and exchange rates, and the impact of such changes and volatility on our financial position and businesses;
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
•the impact of potential information technology, cybersecurity or data security breaches at GE or third parties; and
•the other factors that are described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as such descriptions may be updated or amended in any future reports we file with the SEC.
These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.
2021 2Q FORM 10-Q 3

ABOUT GENERAL ELECTRIC. General Electric Company (General Electric, GE or the Company) is a high-tech industrial company that operates worldwide through its four industrial segments, Aviation, Healthcare, Renewable Energy, and Power, and its financial services segment, Capital. See the Segment Operations section within Management’s Discussion and Analysis of Financial Condition (MD&A) for segment business descriptions and product and service offerings. See the Consolidated Results section within MD&A and Results of Operations and Note 2 to the consolidated financial statements for information regarding our recent business portfolio actions. Results of businesses reclassified to discontinued operations have been recast for all periods presented.

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

CONSOLIDATED RESULTS
SIGNIFICANT DEVELOPMENTS. Coronavirus Disease 2019 (COVID-19) Pandemic. The COVID-19 pandemic has impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many sectors. Since the latter part of the first quarter of 2020, these factors have had a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. While factors related directly and indirectly to the COVID-19 pandemic have been impacting operations and financial performance at varying levels across all our businesses, the most significant impact to date has been at our Aviation segment and our GE Capital Aviation Services (GECAS) aircraft leasing business within discontinued operations. For details about impacts related to our businesses and actions we have taken in response, as applicable, refer to the respective segment sections within MD&A. We also continue to evaluate market conditions as they evolve and take precautionary measures to strengthen our financial position. We ended the second quarter of 2021 with $22.5 billion of consolidated cash, cash equivalents and restricted cash, in addition to our available credit lines of $14.9 billion. See the Capital Resources and Liquidity section for further information. We anticipate that our operations and financial performance will continue to be impacted by the COVID-19 pandemic in future periods. These impacts will ultimately depend on many factors that are not within our control, including the severity and duration of the pandemic; governmental, business and individuals’ actions in response to the pandemic; and the development, availability and public acceptance of effective treatments and vaccines.

GECAS. On March 9, 2021, we announced an agreement to combine GECAS with AerCap Holdings N.V. (AerCap), for which the Company expects to receive $23.9 billion in cash, subject to contractual closing adjustments, 111.5 million shares of AerCap common stock (approximately 46% ownership interest) valued at approximately $5.7 billion based on the AerCap’s closing share price on June 30, 2021, and $1 billion in AerCap notes and/or cash upon closing. In connection with the signing of the transaction agreement, GE Capital recorded a non-cash after-tax charge of $3.9 billion in discontinued operations in the first half of 2021, including $1.1 billion in the second quarter driven by the decline in AerCap's share price. This was partially offset by $0.7 billion of GECAS earnings, including $0.5 billion of earnings in the second quarter of 2021. The results of GECAS are presented in discontinued operations. Given the economics of GECAS accrue to AerCap in conjunction with the transaction, the net impact of GECAS (loss on sale and operations) could change materially, mainly due to fluctuations in AerCap's closing share price. While AerCap shareholders have approved the transaction, completion remains subject to regulatory approvals and other customary closing conditions. See Note 2 for further information.

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

2021 2Q FORM 10-Q 4

Liability Management Actions. In the second quarter of 2021, we completed a debt tender to repurchase a total of $7.3 billion of debt, comprising $4.1 billion of GE Industrial and $3.2 billion of GE Capital debt. The total after-tax loss on the tender was $1.1 billion ($1.4 billion pre-tax), comprising $0.5 billion in GE Industrial and $0.6 billion in GE Capital.

Reverse Stock Split. In the second quarter of 2021, we announced that we will proceed with the 1-for-8 reverse stock split, approved by shareholders, and plan to file an amendment to our certificate of incorporation to effectuate the reverse stock split after the close of trading on July 30, 2021. GE common stock will begin trading on a split-adjusted basis on August 2, 2021. Beginning in the third quarter, our earnings per share calculation will be retroactively restated for all periods presented.

Factoring. Effective April 1, 2021, the Company discontinued the majority of its factoring programs. In the second quarter of 2021, the adverse impact to GE Industrial CFOA was $2.7 billion, which primarily represents the cash that GE Industrial would have otherwise collected in the period had customer receivables not been previously sold and is excluded from GE Industrial free cash flows*.

SECOND QUARTER 2021 RESULTS. Consolidated revenues were $18.3 billion, up $1.5 billion for the quarter, driven by increased GE Industrial revenues. GE Industrial revenues increased $1.4 billion (9%), driven primarily by increases at each of our industrial segments. GE Capital revenues were flat.

Continuing earnings (loss) per share was $(0.07). Excluding debt extinguishment costs, realized and unrealized gains (losses), non-operating benefit costs, and restructuring and other charges, Adjusted earnings per share* was $0.05.

For the three months ended June 30, 2021, GE Industrial profit was $(0.2) billion and profit margins were (1.3)%, up $0.7 billion, driven primarily by higher profit at our industrial segments of $1.7 billion, decreased goodwill impairments of $0.9 billion and a decrease in non-operating benefit costs of $0.1 billion, partially offset by a lower net gain on equity securities of $1.4 billion, primarily on our investment in Baker Hughes, and higher debt extinguishment costs of $0.6 billion. Adjusted GE Industrial organic profit* increased $1.6 billion, driven by increases at each of our industrial segments.

GE Industrial cash flows from operating activities (CFOA) were $(2.5) billion and $(3.3) billion for the six months ended June 30, 2021 and 2020, respectively. GE Industrial cash used for operating activities decreased primarily due to an increase in net income (after adjusting for the gain on the sale of BioPharma, non-cash gains/losses related to our interest in Baker Hughes and non-operating debt extinguishment costs), a lower decrease in employee benefit liabilities and a decrease in cash used for working capital, partially offset by a decrease in Aviation-related customer allowance accruals; and lower principal pension plans cost. GE Industrial free cash flows (FCF)* were $(0.5) billion and $(4.3) billion for the six months ended June 30, 2021 and 2020, respectively. GE Industrial FCF increased primarily due to a decrease in cash used for operating activities and a decrease in additions to property, plant and equipment and internal-use software. In addition, effective April 1, 2021, the Company discontinued the majority of its factoring programs. In the second quarter of 2021, the adverse impact to GE Industrial CFOA was $2.7 billion, which primarily represents the cash that GE Industrial would have otherwise collected in the period had customer receivables not been previously sold and is excluded from GE Industrial FCF*. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

Remaining performance obligation (RPO) is unfilled customer orders for products and product services (expected life of contract sales for product services) excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. In the second quarter of 2021, we have voluntarily replaced our quarterly disclosures of backlog with RPO as a key metric, one commonly used across our industries, in order to simplify our reporting and align with our peers. See Note 9 for further information.

RPO	June 30, 2021	December 31, 2020	June 30, 2020
Equipment	$44,097	$45,991	$44,411
Services	183,368	184,608	183,188
Total RPO	$227,465	$230,600	$227,598

As of June 30, 2021, RPO decreased $3.1 billion (1%) from December 31, 2020, primarily at Power, from sales outpacing new orders at Gas Power, and at Renewable Energy, from sales outpacing new orders at Onshore Wind. RPO decreased $0.1 billion from June 30, 2020, due to decreases at Aviation and Power, partially offset by an increase at Renewable Energy. Aviation decreased from a reduction in equipment, due to sales, and a reduction in services, due to updated estimates in our long-term service agreements. Renewable Energy increased primarily at Offshore Wind from our first Haliade-X order and higher services at Onshore and Offshore Wind.

REVENUES	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Consolidated revenues	$18,279	$16,805	$35,397	$36,294

Equipment	8,302	8,206	16,273	17,303
Services	9,185	7,860	17,543	17,608
GE Industrial revenues	$17,487	$16,066	$33,816	$34,910

GE Capital revenues	$858	$861	$1,736	$1,698

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 5

For the three months ended June 30, 2021, Consolidated revenues were up $1.5 billion, driven by an increase in GE Industrial revenues.
GE Industrial revenues increased $1.4 billion (9%), with increases in services and equipment. The increase in services was primarily at Power, due to an increase in Steam Power and Gas Power services revenues; at Aviation, due to higher commercial spare part shipments and increased shop visits; and at Healthcare, due to increased volume in Healthcare Systems (HCS), partially offset by a decrease at Renewable Energy. The increase in equipment was primarily at Renewable Energy, due to more Onshore and Offshore Wind turbine sales; and Healthcare, due to increased volume in HCS products; partially offset by a decrease at Power, due to decreases in Steam Power and Gas Power on lower gas turbine shipments and turnkey sales. The increase in GE Industrial revenues included the net effects of dispositions of $0.2 billion and an increase from foreign currency translation of $0.6 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, GE Industrial organic revenues* increased $1.1 billion (7%), with an increase in services revenues of $1.2 billion (15%) and a decrease in equipment revenues of $0.1 billion (1%). GE Industrial organic revenues* increased at Aviation, Healthcare and Renewable Energy, while Power was flat.
GE Capital revenues were flat, as higher gains and lower marks and impairments in EFS were offset by lower EFS project revenues and Working Capital Solutions (WCS) factoring revenue.

For the six months ended June 30, 2021, Consolidated revenues were down $0.9 billion, driven by a decrease in GE Industrial revenues, partially offset by an increase in GE Capital revenues.
GE Industrial revenues decreased $1.1 billion (3%). Equipment revenues decreased primarily at Power, due to decreased Gas Power equipment revenues; at Aviation, due to fewer commercial install and spare engine unit shipments; and at Healthcare, due to the disposition of the BioPharma business; partially offset by an increase in Renewable Energy from more Onshore and Offshore Wind turbine sales. Services revenues increased primarily at Power, due to an increase in Gas Power services revenues; and at Healthcare, due to increased volume in HCS products; partially offset by decreases at Aviation and Renewable Energy. The decrease in GE Industrial revenues included the net effects of dispositions of $1.3 billion and an increase from foreign currency translation of $0.9 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, GE Industrial organic revenues* decreased $0.7 billion (2%), with services revenues down $0.2 billion (1%) and equipment revenues down $0.5 billion (3%). GE Industrial organic revenues* decreased at Aviation and Power, partially offset by increases at Healthcare and Renewable Energy.
GE Capital revenues increased 2%, primarily as a result of lower marks and impairments in Insurance and EFS, partially offset by lower WCS factoring revenue and project revenues at EFS.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended June 30		Six months ended June 30
(Per-share in dollars and diluted)	2021	2020	2021	2020
Continuing earnings (loss)	$(624)	$(1,185)	$(604)	$4,989
Continuing earnings (loss) per share	$(0.07)	$(0.15)	$(0.07)	$0.55

For the three months ended June 30, 2021, Consolidated continuing earnings increased $0.6 billion due to an increase in GE Industrial profit, partially offset by an increase in GE Capital continuing losses.
GE Industrial profit increased $0.7 billion driven primarily by higher profit at our industrial segments of $1.7 billion, decreased goodwill impairments of $0.9 billion and a decrease in non-operating benefit costs of $0.1 billion, partially offset by a lower net gain on equity securities of $1.4 billion, primarily on our investment in Baker Hughes, and higher debt extinguishment costs of $0.6 billion. GE Industrial profit margin was (1.3)%, an increase from (5.7)%, primarily due to the same net increases as described above. Adjusted GE Industrial profit* was $0.9 billion, an increase of $1.6 billion organically*, due to increases at each of our industrial segments. Adjusted GE Industrial profit margin* was 5.3%, an increase of 1,000 basis points organically*. At Aviation, the primary drivers were higher volume on commercial spare part and commercial spare engine shipments, increased shop visits, and lower net unfavorable changes in estimated profitability in long-term service agreements. At Power, the primary drivers were growth in Gas Power and Steam Power services revenues and margins and continued efforts to streamline the business. At Healthcare, the primary drivers were increased volume for HCS products and Pharmaceutical Diagnostics (PDx). At Renewable Energy, the primary drivers were higher new unit volume and lower product cost at Onshore Wind and the favorable impact of cost reduction actions.
GE Capital continuing losses increased $0.1 billion (20%) primarily as a result of higher debt extinguishment costs, partially offset by the discontinuation of preferred dividend payments to GE Industrial, higher gains and lower marks and impairments mainly at EFS, lower interest expense due to a lower debt balance, and lower claims and higher terminations in Insurance.

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 6

For the six months ended June 30, 2021, Consolidated continuing earnings decreased $5.6 billion due to a decrease in GE Industrial profit and an increase in GE Capital continuing losses.
GE Industrial profit decreased $5.5 billion driven primarily by the nonrecurrence of the $12.3 billion gain on the sale of our BioPharma business and higher debt extinguishment costs of $0.6 billion, partially offset by a higher net gain on equity securities of $4.7 billion, higher profit at our industrial segments of $1.3 billion, decreased goodwill impairments of $0.9 billion, a decrease in non-operating benefit costs of $0.3 billion, and a decrease in interest and other financial charges of $0.2 billion. GE Industrial profit margin was 0.5%, a decrease from 16.2%, primarily due to the same net decreases as described above. Adjusted GE Industrial profit* was $1.8 billion, an increase of $1.8 billion organically*, due to increases at each of our industrial segments. Adjusted GE Industrial profit margin* was 5.2%, an increase of 530 basis points organically*. At Aviation, the primary drivers were lower net unfavorable changes in estimated profitability in long-term service agreements, operational cost reduction, and the nonrecurrence of prior year charges related to customer credit risk and lower commercial engine production volumes. At Power, the primary drivers were growth in Gas Power services revenues and margins and continued efforts to streamline the businesses. At Healthcare, the primary drivers were increased volume for HCS products and PDx. At Renewable Energy, the primary drivers were higher new unit volume and lower product cost at Onshore Wind, the favorable impact of cost reduction measures and improved project execution.
GE Capital continuing losses increased $0.1 billion (12%) primarily as a result of higher debt extinguishment costs and the nonrecurrence of the tax benefit related to the BioPharma sale in the first quarter of 2020, partially offset by the discontinuation of preferred dividend payments to GE Industrial, lower marks and impairments in Insurance and EFS, lower interest expense due to a lower debt balance, and lower claims and higher terminations in Insurance.

SEGMENT OPERATIONS. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for further information regarding our determination of Industrial and Capital segment profit for continuing operations, and for our allocations of corporate costs to our segments.

SUMMARY OF REPORTABLE SEGMENTS	Three months ended June 30			Six months ended June 30
	2021	2020	V %	2021	2020	V %
Aviation	$4,840	$4,384	10%	$9,832	$11,276	(13)%
Healthcare	4,454	3,893	14%	8,761	8,620	2%
Renewable Energy	4,049	3,505	16%	7,297	6,698	9%
Power	4,295	4,156	3%	8,216	8,181	—%
Capital	858	861	—%	1,736	1,698	2%
Total segment revenues	18,496	16,799	10%	35,842	36,473	(2)%
Corporate items and eliminations	(217)	6	U	(445)	(179)	U
Consolidated revenues	$18,279	$16,805	9%	$35,397	$36,294	(2)%

Aviation	$176	$(687)	F	$818	$316	F
Healthcare	801	506	58%	1,500	1,373	9%
Renewable Energy	(99)	(251)	61%	(333)	(578)	42%
Power	299	(50)	F	212	(180)	F
Capital	(573)	(476)	(20)%	(745)	(663)	(12)%
Total segment profit (loss)	604	(957)	F	1,451	268	F
Corporate items and eliminations	23	1,575	(99)%	75	7,698	(99)%
GE Industrial goodwill impairments	—	(877)	F	—	(877)	F
GE Industrial interest and other financial charges	(261)	(333)	22%	(528)	(703)	25%
GE Industrial debt extinguishment costs	(645)	(63)	U	(645)	(63)	U
GE Industrial non-operating benefit costs	(517)	(596)	13%	(950)	(1,212)	22%
GE Industrial benefit (provision) for income taxes	228	66	F	80	(121)	F
GE Industrial preferred stock dividends	(57)	—	U	(88)	—	U
Earnings (loss) from continuing operations attributable to GE common shareholders	(624)	(1,185)	47%	(604)	4,989	U
Earnings (loss) from discontinued operations, net of taxes	(564)	(993)	43%	(3,458)	(1,015)	U
Less net earnings (loss) attributable to noncontrolling interests, discontinued operations	—	—	—%	—	(2)	F
Earnings (loss) from discontinued operations, net of tax and noncontrolling interest	(564)	(993)	43%	(3,458)	(1,012)	U
Consolidated net earnings (loss) attributable to the GE common shareholders	$(1,188)	$(2,179)	45%	$(4,062)	$3,977	U

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 7

AVIATION. The global COVID-19 pandemic continues to have a material adverse effect on the global airline industry. A key underlying driver of Aviation’s commercial engine and services business is global commercial air traffic, which in turn is driven by economic activity and consumer and business propensity to travel. Since the beginning of the pandemic in the first quarter of 2020, we have seen varied levels of recovery in global markets. Government travel restrictions, public health advisories, individuals' propensity to travel and continued cases of the virus have all impacted the level of air travel. Aviation regularly tracks global departures, which as of June 30, 2021, were approximately 33% below second quarter 2019. Broadly, global departures improved in the second quarter of 2021 compared to the first quarter of 2021, but levels of recovery varied across regions. Aviation is closely monitoring government actions and economic and industry forecasts. More broadly, we are in frequent dialogue with our airline and airframe customers about the outlook for commercial air travel, new aircraft production, fleet retirements, and after-market services, including shop visit and spare parts demand. Given current trends, we expect domestic travel routes primarily served by narrowbody aircraft to recover before long-haul, international travel routes, which are primarily served by widebody aircraft. Consistent with industry projections, Aviation continues to estimate the duration of the market recovery to be prolonged over multiple years, dependent on containing the spread of the virus, effective inoculation programs and government collaboration to encourage travel, particularly around reducing quarantine requirements.

Aviation has taken several business actions to respond to the current adverse environment. The business is actively monitoring the pace of demand recovery to ensure the business is appropriately sized for the future. In addition, we continue to partner with our airline and leasing customers and collaborate with our airframe partners on production rates for 2021 and beyond.

As it relates to the military environment, Aviation continues to forecast strong military demand creating future growth opportunities for our Military business unit as the U.S. Department of Defense and foreign governments have continued flight operations, and have allocated budgets to upgrade and modernize their existing fleets. During the second quarter of 2021, Aviation continued to experience supply chain challenges, which the business is actively addressing.

Total engineering, comprising company, customer and partner-funded and nonrecurring engineering costs, decreased compared to prior year in line with the changes in the commercial environment and due to the timing of planned program expenditures. Aviation continues to be committed to investment in developing and maturing technology that enables a more sustainable future of flight. In June 2021, Aviation and Safran announced Revolutionary Innovation for Sustainable Engines (RISE), a technology development program targeting more than 20% lower fuel consumption and CO2 emissions compared to today’s engines.

Aviation is taking actions to protect its ability to serve its customers now and as the global airline industry recovers. Aviation’s deep history of innovation and technology leadership, commercial engine installed base of approximately 37,700 units, with approximately 12,800 units under long-term service agreements, and military engine installed base of approximately 26,500 units represents strong long-term fundamentals. Aviation expects to emerge from this crisis stronger and drive long-term cash and profitable growth over time.

	Three months ended June 30		Six months ended June 30
Sales in units, except where noted	2021	2020	2021	2020
Commercial Engines(a)	383	362	742	892
LEAP Engines(b)	211	178	399	450
Military Engines	155	204	251	350
Spare Parts Rate(c)	$15.0	$13.1	$14.1	$20.0
(a) Commercial Engines now includes Business and General Aviation and Aeroderivative units for all periods presented.
(b) LEAP engines are subsets of commercial engines.
(c) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

	June 30, 2021	December 31, 2020	June 30, 2020
Equipment	$10,548	$10,597	$11,496
Services	103,236	103,500	104,190
Total RPO	$113,784	$114,097	$115,686

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Commercial Engines & Services	$3,115	$2,519	$6,469	$7,631
Military	1,041	1,161	1,997	2,121
Systems & Other	684	703	1,366	1,524
Total segment revenues	$4,840	$4,384	$9,832	$11,276

Equipment	$1,865	$1,938	$3,712	$4,302
Services	2,974	2,446	6,120	6,975
Total segment revenues	$4,840	$4,384	$9,832	$11,276

Segment profit	$176	$(687)	$818	$316
Segment profit margin	3.6%	(15.7)%	8.3%	2.8%

2021 2Q FORM 10-Q 8

For the three months ended June 30, 2021, segment revenues were up $0.5 billion (10%) and segment profit was up $0.9 billion.
Revenues increased $0.5 billion (10%) organically*. Commercial Engines revenues increased marginally due to 21 more commercial install and spare engine unit shipments, including 33 more LEAP units versus the prior year. Commercial Services revenues increased, primarily due to higher commercial spare part shipments and increased shop visits. Commercial Services revenues for the three months ended June 30, 2021 included a net unfavorable change in estimated profitability of $0.3 billion for its long-term service agreements, including the revenue impact from a contract in a loss position, compared to a net unfavorable change of $0.6 billion for the same period in the prior year. Military revenues decreased with 49 fewer engine shipments due to continued supply chain challenges.
Profit increased $0.9 billion organically*, primarily due to higher volume on commercial spare part and commercial spare engine shipments, increased shop visits, and lower net unfavorable changes in estimated profitability in long-term service agreements. Profit also increased due to operational cost reduction from the actions taken in 2020 and the first half of 2021, along with the nonrecurrence of prior year charges related to customer credit risk and lower commercial engine production volumes. During the three months ended June 30, 2021, Aviation also accrued $0.1 billion within cost of services sold for the aforementioned contract in a loss position in its long-term service agreement portfolio. The impact of unfavorable contract margin reviews in the quarter totaled $0.4 billion, inclusive of $0.3 billion associated with the contract in a loss position.
For the six months ended June 30, 2021, segment revenues were down $1.4 billion (13%) and segment profit was up $0.5 billion.
RPO as of June 30, 2021 decreased $0.3 billion from December 31, 2020, primarily due to a reduction in services. RPO decreased $1.9 billion (2%) from June 30, 2020, primarily due to a reduction in equipment due to sales and a reduction in services to reflect estimates of lower engine utilization.
Revenues decreased $1.4 billion (13%) organically*. Commercial Engines revenues decreased, primarily due to 150 fewer commercial install and spare engine unit shipments, including 51 fewer LEAP units versus the prior year. Commercial Services revenues decreased, primarily due to lower commercial spare part shipments and decreased shop visits. Commercial Services revenues for the six months ended June 30, 2021, included a net unfavorable change in estimated profitability of $0.3 billion for its long-term service agreements compared to a net unfavorable change of $0.8 billion for the same period in the prior year. Military revenues decreased with 99 fewer engine shipments due to continued supply chain challenges.
Profit increased $0.5 billion organically*, primarily due to lower net unfavorable changes in estimated profitability in long-term service agreements, operational cost reduction from the actions taken in 2020 and the first half of 2021, and the nonrecurrence of prior year charges related to customer credit risk and lower commercial engine production volumes. These increases in profit were partially offset by lower volume on commercial spare part shipments, decreased shop visits in our service agreements and an accrual for a contract in a loss position in the long-term service agreement portfolio.

HEALTHCARE. We continue to see an overall recovery in hospital spending and increases in procedure volume; the expectation is that this will continue in line with the worldwide COVID-19 vaccine rollout. PDx demand has largely recovered to pre-COVID levels in line with increases in procedure volume. However, in some markets we expect capital expenditures to remain under pressure from revenue declines related to COVID-19 impacts. Similar to many industries, we are experiencing some inflation in our supply chain as well as delays in sourcing key materials needed for our products. In response to continuing near-term volatility and cost pressures, we have continued to execute on structural cost reductions and cash optimization actions, in order to invest in growth and research and development.

We continue to grow and invest in precision health, with focus on creating new products and digital solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. We recently announced that AIR Recon DL, the industry’s first deep learning image reconstruction technology that works across all anatomies, is now FDA 510(k) cleared on SIGNA 7.0T magnetic resonance imaging (MRI) scanners – the world’s most advanced FDA-cleared MRI device. GE Healthcare launched Xeleris V, an AI-enabled virtual processing radiology solution that provides clinicians with simplified workflows, better data access and more time with patients. We acquired Zionexa, a French biotech company with an FDA-approved PET imaging agent called Cerianna. Cerianna is used in addition to a biopsy to help inform treatment in patients with recurrent or metastatic breast cancer. With this acquisition, we are building our pipeline of oncology and neurology tracers to help physicians better personalize treatment. We remain committed to innovate and invest to create more integrated, efficient, and personalized precision healthcare.

	June 30, 2021	December 31, 2020	June 30, 2020
Equipment	$3,660	$3,465	$3,642
Services	9,342	9,458	8,943
Total RPO	$13,002	$12,923	$12,585

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 9

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Healthcare Systems (HCS)	$3,915	$3,523	$7,740	$6,971
Pharmaceutical Diagnostics (PDx)	539	370	1,021	820
BioPharma	—	—	—	830
Total segment revenues	$4,454	$3,893	$8,761	$8,620

Equipment	$2,257	$2,050	$4,484	$4,749
Services	2,197	1,843	4,278	3,872
Total segment revenues	$4,454	$3,893	$8,761	$8,620

Segment profit	$801	$506	$1,500	$1,373
Segment profit margin	18.0%	13.0%	17.1%	15.9%

For the three months ended June 30, 2021, segment revenues were up $0.6 billion (14%) and segment profit was up $0.3 billion (58%).
Revenues increased $0.4 billion (10%) organically*, driven by increased volume in Imaging and Ultrasound, partially offset by reductions in Life Care Solutions for HCS products, and a return to pre-pandemic volume in PDx.
Profit increased $0.3 billion (48%) organically*, driven by increased volume for HCS products, increases in PDx volume as well as continued cost reduction actions.
For the six months ended June 30, 2021, segment revenues were up $0.1 billion (2%) and segment profit was up $0.1 billion (9%).
RPO as of June 30, 2021 increased $0.1 billion (1%) from December 31, 2020 and $0.4 billion (3%) from June 30, 2020 primarily due to increases in orders of longer cycle time Imaging products, partially offset by decreases in Life Care Solutions products.
Revenues increased $0.7 billion (9%) organically*, driven by increased volume in Imaging and Ultrasound, partially offset by reductions in Life Care Solutions for HCS products, and a return to pre-pandemic volume in PDx.
Profit increased $0.4 billion (39%) organically*, driven by increased volume for HCS products, increases in PDx volume as well as continued cost reduction actions.

RENEWABLE ENERGY. Renewable Energy includes a portfolio of business units comprising Onshore Wind (with our separate LM Wind blades business), Grid Solutions equipment and services, Hydro, and Offshore Wind and Hybrid Solutions. These businesses are uniquely positioned to lead the energy transition with products, services and integrated solutions by growing new renewable energy generation, lowering the cost of electricity and modernizing the grid.

We continue to observe strong demand in the international regions and slower demand in the U.S. onshore wind markets where we are monitoring the impact of any further Production Tax Credit (PTC) extensions in the U.S. The offshore wind industry continues to experience strong global momentum. Customer preference is shifting to larger, more efficient units to drive down costs and compete with other power generation options. The Grid and Hydro business units are executing their turnaround plans and we are expecting improved operating results in 2021. Underwriting discipline, risk management and commercial selectivity of new orders remains a key priority across each of our businesses.

New product introductions remain important to our onshore and offshore customers who are demonstrating the willingness to adopt the new technology of larger turbines that decrease the levelized cost of energy. We have observed significant market demand for our Onshore 5-6 MW Cypress units and Offshore Haliade-X 12-13 MW units and are preparing for large scale production in response to this market demand. Reducing the cost of these new product platforms and blade technologies remains a key priority.

	Three months ended June 30		Six months ended June 30
Onshore and Offshore sales in units	2021	2020	2021	2020
Wind Turbines	887	830	1,665	1,561
Wind Turbine Gigawatts	2.9	2.3	5.4	4.4
Repower units	249	357	249	576

	June 30, 2021	December 31, 2020	June 30, 2020
Equipment	$16,116	$18,273	$16,764
Services	13,192	12,531	10,444
Total RPO	$29,308	$30,804	$27,208

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 10

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Onshore Wind	$2,883	$2,487	$5,001	$4,612
Grid Solutions equipment and services	776	812	1,571	1,652
Hydro	194	151	359	330
Offshore Wind and Hybrid Solutions	196	54	366	105
Total segment revenues	$4,049	$3,505	$7,297	$6,698

Equipment	$3,305	$2,722	$6,148	$5,298
Services	745	783	1,149	1,401
Total segment revenues	$4,049	$3,505	$7,297	$6,698

Segment profit (loss)	$(99)	$(251)	$(333)	$(578)
Segment profit margin	(2.4)%	(7.2)%	(4.6)%	(8.6)%

For the three months ended June 30, 2021, segment revenues were up $0.5 billion (16%) and segment losses were down $0.2 billion (61%).
Revenues increased $0.3 billion (9%) organically*, from 57 more Onshore and Offshore Wind turbine sales on a unit basis and 26% more on a gigawatt basis, partially offset by lower repower unit deliveries at Onshore Wind.
Segment losses decreased $0.2 billion (71%) organically*, primarily from higher new unit volume and lower product cost at Onshore Wind and the favorable impact of cost reduction actions, primarily at Grid. These improvements were partially offset by lower margins on new product introductions, lower repower units at Onshore Wind and higher restructuring costs.
For the six months ended June 30, 2021, segment revenues were up $0.6 billion (9%) and segment losses were down $0.2 billion (42%).
RPO as of June 30, 2021 decreased $1.5 billion (5%) from December 31, 2020 primarily from sales at Onshore Wind and Grid during the first half of 2021 exceeding new orders, partially offset by an increase in Onshore services, primarily due to higher repower units. RPO increased $2.1 billion (8%) from June 30, 2020 primarily at Offshore Wind from our first Haliade-X order for the Dogger Bank Wind Farm and higher services at Onshore and Offshore Wind, partially offset by sales exceeding new orders at Onshore Wind and Grid. The decrease at Onshore Wind is largely driven by the progressive PTC phase out, while at Grid is primarily due to increased commercial selectivity in certain product lines.
Revenues increased $0.3 billion (4%) organically*, from 104 more Onshore and Offshore Wind turbine sales on a unit basis and 22% more on a gigawatt basis, including higher revenue associated with Offshore Wind’s EDF 6MW project in Saint Nazaire, France. These increases were partially offset by lower repower unit deliveries at Onshore Wind and lower revenue at Grid, primarily due to increased commercial selectivity.
Segment losses decreased $0.3 billion (48%) organically*, primarily from higher new unit volume and lower product cost at Onshore Wind, the favorable impact of cost reduction actions, primarily at Grid and Hydro, and improved project execution. These improvements were partially offset by lower margins on new product introductions, lower repower units at Onshore Wind and higher restructuring costs.

POWER. Power continues to streamline its business to better align with market demand and drive its business units with an operational rigor and discipline that is focused on its customers’ lifecycle experience. We remain focused on our underwriting discipline, commercial selectivity and risk management to ensure we are securing deals that meet our financial hurdles and we have a high confidence to deliver for our customers.

Global electricity demand increased during the first half of 2021, driving increases in GE gas turbine utilization and long-term service agreement billings. Looking ahead, we anticipate the power market to continue to be impacted by overcapacity in the industry, continued price pressure from competition on servicing the installed base, and the uncertain timing of deal closures due to financing and the complexities of working in emerging markets, as well as the ongoing impacts of COVID-19. Market factors related to the energy transition such as greater renewable energy penetration and the adoption of climate change-related policies continue to impact long-term demand, to differing degrees across markets globally. We believe gas will play a critical role in the energy transition. We are encouraged by the growth in Gas Power Services, while at the same time, Steam Power continues to execute on the planned exit of new build coal.

We continue to invest in new product development, such as our HA-Turbines. Our fundamentals remain strong with approximately $71.8 billion in RPO and a gas turbine installed base greater than 7,000 units, including approximately 1,800 units under long-term service agreements.

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 11

	Three months ended June 30		Six months ended June 30
Sales in units	2021	2020	2021	2020
GE Gas Turbines	14	25	25	32
Heavy-Duty Gas Turbines(a)	9	15	20	20
HA-Turbines(b)	1	5	6	9
Aeroderivatives(a)	5	10	5	12
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines. (b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.

	June 30, 2021	December 31, 2020	June 30, 2020
Equipment	$14,893	$14,991	$14,694
Services	56,899	58,318	58,568
Total RPO	$71,792	$73,308	$73,262

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Gas Power	$3,049	$3,077	$5,878	$5,936
Steam Power	831	763	1,537	1,571
Power Conversion, Nuclear and other	415	316	800	674
Total segment revenues	$4,295	$4,156	$8,216	$8,181

Equipment	$1,071	$1,488	$2,312	$2,994
Services	3,224	2,669	5,904	5,187
Total segment revenues	$4,295	$4,156	$8,216	$8,181

Segment profit (loss)	$299	$(50)	$212	$(180)
Segment profit margin	7.0%	(1.2)%	2.6%	(2.2)%

For the three months ended June 30, 2021, segment revenues were up $0.1 billion (3%) and segment profit was up $0.3 billion.
Revenues were flat organically*, primarily due to an increase in Steam Power services revenues and Gas Power services revenues, where there was an increase in the number of planned outages compared to the prior year due to the impacts of COVID-19, offset by decreases in Steam Power equipment revenues and decreases in Gas Power equipment revenues on lower gas turbine shipments and turnkey sales.
Profit increased $0.4 billion organically* due to growth in Gas Power and Steam Power services revenues and margins, continued efforts to streamline the businesses, and a prior year charge related to an under-performing joint venture (JV) in China at Gas Power and a quality reserve on the legacy product line that we have since exited in Power Conversion that did not repeat.
For the six months ended June 30, 2021, segment revenues were flat and segment profit was up $0.4 billion.
RPO as of June 30, 2021 decreased $1.5 billion (2%) and $1.5 billion (2%) from December 31, 2020 and June 30, 2020, respectively, primarily driven by sales outpacing new orders in Gas Power contractual services and the continued wind down of the Steam Power new build coal business.
Revenues decreased $0.1 billion (2%) organically*, primarily due to decreased Gas Power equipment revenues on lower gas turbine shipments and turnkey sales, partially offset by an increase in Gas Power services revenues.
Profit increased $0.4 billion organically* due to growth in Gas Power services revenues and margins, continued efforts to streamline the businesses, and a prior year charge related to an under-performing joint venture (JV) in China at Gas Power and a quality reserve on the legacy product line that we have since exited in Power Conversion that did not repeat, partially offset by unfavorable legacy project arbitration resolutions and Steam Power project execution.

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 12

CAPITAL. In the first quarter of 2021, we announced an agreement to combine GECAS with AerCap, for which the Company expects to receive $23.9 billion in cash, subject to contractual closing adjustments, 111.5 million shares of AerCap common stock (approximately 46% ownership interest) valued at approximately $5.7 billion based on the AerCap’s closing share price of $51.21 on June 30, 2021, and $1 billion in AerCap notes and/or cash upon closing. The Company expects to transfer GECAS’ net assets, including its engine leasing and Milestone helicopter leasing business units, as well as GECAS’ more than 400 employees and its current purchase obligations, to AerCap. In addition, upon the closing of the transaction, the remainder of GE Capital will be reported within Corporate.

In connection with the signing of the transaction agreement, GE Capital recorded a total non-cash after-tax charge of $3.9 billion in discontinued operations for the six months ended June 30, 2021, and the results of GECAS are now presented in discontinued operations.

In the first quarter of 2021, we announced our intention to discontinue the majority of our factoring programs in WCS, which was effective April 1, 2021.

	June 30, 2021	December 31, 2020
Energy Financial Services (EFS)	$2,554	$2,385
Working Capital Solutions (WCS)	1,869	5,884
Insurance	51,810	50,824
Other continuing operations(a)	11,693	18,577
Total segment assets - continuing operations	$67,926	$77,670
(a) Included cash, cash equivalents and restricted cash of $6,637 million as of June 30, 2021 and $13,245 million as of December 31, 2020.

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
EFS	$46	$(2)	$43	$62
WCS	22	82	77	213
Insurance	803	786	1,578	1,402
Other continuing operations	(14)	(5)	37	21
Total segment revenues	$858	$861	$1,736	$1,698

EFS	$56	$(58)	$51	$(5)
WCS	(8)	12	(6)	36
Insurance	192	114	308	21
Other continuing operations(a)	(814)	(543)	(1,099)	(714)
Total segment profit (loss)	$(573)	$(476)	$(745)	$(663)
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

For the three months ended June 30, 2021, segment revenues were flat and segment losses increased $0.1 billion (20%).
Capital revenues were flat, as higher gains and lower marks and impairments in EFS were offset by lower EFS project revenues and WCS factoring revenue. Capital losses increased $0.1 billion (20%) primarily as a result of higher debt extinguishment costs, partially offset by the discontinuation of preferred dividend payments to GE Industrial, higher gains and lower marks and impairments mainly at EFS, lower interest expense due to a lower debt balance, and lower claims and higher terminations in Insurance.
For the six months ended June 30, 2021, segment revenues increased 2% and segment losses increased $0.1 billion (12%).
Capital revenues increased 2%, primarily as a result of lower marks and impairments in Insurance and EFS, partially offset by lower WCS factoring revenue and project revenues at EFS. Capital losses increased $0.1 billion (12%) primarily as a result of higher debt extinguishment costs and the nonrecurrence of the tax benefit related to the BioPharma sale in the first quarter of 2020, partially offset by the discontinuation of preferred dividend payments to GE Industrial, lower marks and impairments in Insurance and EFS, lower interest expense due to a lower debt balance, and lower claims and higher terminations in Insurance.

2021 2Q FORM 10-Q 13

CORPORATE ITEMS AND ELIMINATIONS. Corporate items and eliminations includes the results of our Lighting segment, through its disposition in the second quarter of 2020, and GE Digital business for all periods presented.

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Revenues
Corporate revenues	$229	$410	$456	$788
Eliminations and other	(446)	(405)	(900)	(967)
Total Corporate Items and Eliminations	$(217)	$6	$(445)	$(179)

Operating profit (cost)
Gains (losses) on purchases and sales of business interests	$(5)	$32	$(2)	$12,403
Gains (losses) on equity securities	497	1,867	844	(3,859)
Restructuring and other charges	(225)	(289)	(331)	(432)
Goodwill impairments(a) (Note 8)	—	(728)	—	(728)
Adjusted total corporate operating costs (Non-GAAP)	(243)	(185)	(435)	(564)
Total Corporate Items and Eliminations (GAAP)	$23	$697	$75	$6,820
Less: gains (losses) and restructuring & other	266	882	510	7,384
Adjusted total corporate operating costs (Non-GAAP)	$(243)	$(185)	$(435)	$(564)

Functions & operations	$(164)	$(191)	$(322)	$(463)
Environmental, health and safety (EHS) and other items	(28)	38	(83)	29
Eliminations	(52)	(32)	(29)	(130)
Adjusted total corporate operating costs (Non-GAAP)	$(243)	$(185)	$(435)	$(564)
(a) Included a non-cash pre-tax impairment charge of $877 million, net of $149 million attributable to noncontrolling interest, for our
Additive reporting unit within our Aviation segment for the three and six months ended June 30, 2020.

Adjusted total corporate operating costs* excludes gains (losses) on purchases and sales of business interests, significant higher-cost restructuring programs, gains (losses) on equity securities and goodwill impairments. We believe that adjusting corporate costs to exclude the effects of items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

For the three months ended June 30, 2021, revenues decreased by $0.2 billion, primarily as a result of the sale of our Lighting business in June 2020. Corporate operating profit decreased by $0.7 billion primarily due to a $1.4 billion change in gains/(loss) on equity securities primarily related to mark-to-market activity on our Baker Hughes shares. This decrease was partially offset by the nonrecurrence of a $0.7 billion goodwill impairment charge related to our Aviation segment in 2020, and $0.1 billion of lower restructuring and other charges due to lower restructuring in our Aviation segment, partially offset by higher restructuring in our Power segment, primarily related to our exit from the new build coal power market.
Adjusted total corporate operating costs* increased by $0.1 billion in the second quarter of 2021 primarily as the result of $0.1 billion of higher costs primarily associated with EHS and other items. Costs associated with our Corporate functions and operations declined year over year.

For the six months ended June 30, 2021, revenues decreased by $0.3 billion, primarily due to the sale of our Lighting business in June 2020, partially offset by $0.1 billion of lower inter-segment eliminations. Corporate operating profit decreased by $6.7 billion due to $12.4 billion of lower gains on purchases and sales of business interests primarily due to a $12.3 billion gain from the sale of our BioPharma business in 2020. This decrease was partially offset by a $4.7 billion change in gains (losses) on equity securities primarily related to mark-to-market activity on our Baker Hughes shares and the nonrecurrence of a $0.7 billion goodwill impairment charge related to our Aviation segment in 2020. Restructuring and other charges decreased by $0.1 billion due to lower restructuring in Aviation and Corporate, partially offset by higher restructuring in our Power segment, primarily related to our exit from the new build coal power market.
Adjusted total corporate operating costs* decreased by $0.1 billion primarily as the result of $0.1 billion of cost reductions in our Corporate functions and operations. Costs also decreased due to $0.1 billion of lower intercompany profit eliminations primarily as a result of lower activity from project financing investments associated with wind energy projects in our Renewable Energy segment. These decreases were partially offset by $0.1 billion of higher costs associated with EHS and other items.

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 14

OTHER CONSOLIDATED INFORMATION
RESTRUCTURING. Restructuring actions are essential to our cost improvement efforts for both existing operations and those acquired. Restructuring and other charges relate primarily to workforce reductions, facility exit costs associated with the consolidation of sales, service and manufacturing facilities, the integration of acquisitions, and certain other asset write-downs such as those associated with product line exits. We also recognize an obligation for severance benefits that vest or accumulate with service. We continue to closely monitor the economic environment and expect to undertake further restructuring actions to more closely align our cost structure with earnings goals. This table is inclusive of all restructuring charges in our segments and at Corporate, and the charges are shown below for the business where they originated. Separately, in our reported industrial segment results, significant, higher-cost restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges for Corporate (see the Corporate Items and Eliminations section).

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Workforce reductions	$290	$338	$501	$492
Plant closures & associated costs and other asset write-downs	38	79	64	108
Acquisition/disposition net charges	1	19	6	45
Total restructuring and other charges	$330	$436	$572	$646

Cost of product/services	$188	$141	$288	$257
Selling, general and administrative expenses	142	295	290	389
Other income	—	—	(7)	—
Total restructuring and other charges	$330	$436	$572	$646

Aviation	$(2)	$176	$61	$244
Healthcare	20	46	59	76
Renewable Energy	59	57	135	84
Power	227	95	276	128
Corporate	20	58	30	109
Total GE Industrial restructuring and other charges	$324	$433	$561	$641
Capital	6	3	11	5
Total restructuring and other charges	$330	$436	$572	$646
Restructuring and other charges cash expenditures	$190	$324	$413	$535

Liabilities associated with restructuring activities were approximately $1.4 billion and $1.3 billion as of June 30, 2021 and December 31, 2020, respectively, including actuarial determined post-employment severance benefits of $0.7 billion in both periods.

INTEREST AND OTHER FINANCIAL CHARGES	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
GE Industrial	$261	$333	$528	$703
GE Capital	250	283	540	554

The decrease in GE Industrial interest and other financial charges for the three and six months ended June 30, 2021 was primarily due to a lower intercompany loan balance and lower financing costs on sales of receivables, partially offset by a higher long-term debt balance. Total GE interest and other financial charges of $0.2 billion and $0.2 billion was recorded at Corporate and $0.1 billion and $0.1 billion was recorded by the industrial segments for the three months ended June 30, 2021 and 2020, respectively, and $0.4 billion and $0.5 billion was recorded at Corporate and $0.1 billion and $0.2 billion was recorded by the industrial segments for the six months ended June 30, 2021 and 2020, respectively.

The decrease in GE Capital interest and other financial charges during the three and six months ended June 30, 2021 was primarily due to lower average borrowing balances and weighted average interest rates, partially offset by a lower allocation of interest expense to discontinued operations as a result of lower market rates.

2021 2Q FORM 10-Q 15

CONSOLIDATED INCOME TAXES. For the three months ended June 30, 2021, the consolidated income tax rate was 44.9% compared to 12.3% for the three months ended June 30, 2020. In both periods, the tax rate reflects a tax benefit on a pre-tax loss.

The consolidated provision (benefit) for income taxes was $(0.5) billion for the three months ended June 30, 2021 and $(0.2) billion for the three months ended June 30, 2020. The income tax benefit increased due to a second quarter 2021 tax benefit associated with an internal restructuring to recognize historical losses due to the decrease in fair value, as well as a decrease in tax due to lower unrealized gain on our remaining interest in Baker Hughes in the second quarter of 2021 as compared to the second quarter of 2020. Partially offsetting these items was an increase in tax associated with the increase in income, excluding gain on Baker Hughes, in the second quarter of 2021 compared to the second quarter of 2020.

The consolidated tax provision (benefit) includes $(0.2) billion and $(0.1) billion for GE Industrial for the three months ended June 30, 2021 and 2020, respectively.

For the six months ended June 30, 2021, the consolidated income tax rate was 40.7% compared to (2.1)% for the six months ended June 30, 2020. The tax rate for 2021 reflects a tax benefit on a pre-tax loss. The negative tax rate for 2020 reflects a tax benefit on pre-tax income.

The consolidated provision (benefit) for income taxes was $(0.3) billion for the six months ended June 30, 2021 and $(0.1) billion for the six months ended June 30, 2020. The benefit increased due to the nonrecurrence of the tax expense associated with the disposition of the BioPharma business in the first quarter of 2020, as well as a tax benefit associated with an internal restructuring to recognize historical losses due to the decrease in fair value. Partially offsetting these items was a tax expense associated with the unrealized gain on our remaining interest in Baker Hughes for the six months ended June 30, 2021, compared to a tax benefit associated with the unrealized loss recorded for the six months ended June 30, 2020. Additionally, there was an increase in tax associated with the increase in income, excluding gains on BioPharma and Baker Hughes, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

The consolidated tax provision (benefit) includes $(0.1) billion and $0.1 billion for GE Industrial for the six months ended June 30, 2021 and 2020, respectively.

DISCONTINUED OPERATIONS primarily comprise our GECAS business, our mortgage portfolio in Poland, and other trailing assets and liabilities associated with prior dispositions. See Notes 2 and 21 for further financial information.

CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY. We intend to maintain a disciplined financial policy, targeting a sustainable long-term credit rating in the Single-A range, achieving a GE Industrial net debt*-to-EBITDA ratio of less than 2.5x over the next few years and a dividend in line with our peers over time. In addition to net debt*-to-EBITDA, we also evaluate other leverage measures, including gross debt-to-EBITDA, and we will ultimately size our deleveraging actions across a range of measures to ensure we are operating the Company based on a strong balance sheet.

Following the closing of the GECAS transaction, the Company intends to use the transaction proceeds and its existing cash sources to significantly reduce debt.

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

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 16

CONSOLIDATED LIQUIDITY. Following is a summary of cash, cash equivalents and restricted cash at June 30, 2021.

	June 30, 2021		June 30, 2021
GE Industrial	$15,591	U.S.	$11,199
GE Capital	6,870	Non-U.S.	11,261
Consolidated	$22,460	Consolidated	$22,460

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

GE INDUSTRIAL LIQUIDITY. GE Industrial's primary sources of liquidity consist of cash and cash equivalents, free cash flows from our operating businesses, remaining receivable monetization programs, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, market conditions and our ability to execute dispositions. Additionally, in connection with the program we launched in 2020 to fully monetize our Baker Hughes position over approximately three years, we received proceeds of $1.0 billion in the second quarter of 2021 and expect to receive approximately $1.3 billion in the third quarter of 2021.

GE Industrial cash, cash equivalents and restricted cash totaled $15.6 billion at June 30, 2021, including $2.2 billion of cash held in countries with currency control restrictions and $0.3 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised funds restricted in connection with certain ongoing litigation matters.

In the first quarter of 2021, we announced our intention to discontinue the majority of our factoring programs, which was effective April 1, 2021. The estimated adverse impact to GE Industrial CFOA for 2021 is expected to be approximately $3.5 to $4 billion, including $2.7 billion in the second quarter of 2021, which primarily represents the cash that GE Industrial would have otherwise collected in the period had customer receivables not been previously sold and is excluded from GE Industrial free cash flows*.

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

GE Capital cash, cash equivalents and restricted cash totaled $6.9 billion at June 30, 2021, excluding $1.0 billion of cash in Insurance, which was classified as All other assets on the GE Capital Statement of Financial Position.

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

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 17

BORROWINGS. Consolidated total borrowings were $63.5 billion and $74.9 billion at June 30, 2021 and December 31, 2020, respectively, a decrease of $11.4 billion ($11.8 billion excluding intercompany eliminations). See the following table for a summary of GE Industrial and GE Capital borrowings.

GE Industrial	June 30, 2021	December 31, 2020	GE Capital	June 30, 2021	December 31, 2020
GE Industrial senior notes	$14,832	$18,994	Senior and subordinated notes	$29,125	$30,987
			Senior and subordinated notes assumed by GE Industrial	18,173	22,390
Intercompany loans from GE Capital	3,177	3,177	Intercompany loans to GE Industrial	(3,177)	(3,177)
Other GE Industrial borrowings	799	1,352	Other GE Capital borrowings	738	1,779
Total GE Industrial			Total GE Capital
adjusted borrowings(a)	$18,808	$23,523	adjusted borrowings(a)(b)	$44,859	$51,979
(a) Consolidated total borrowings of $63,524 million and $74,902 million at June 30, 2021 and December 31, 2020, respectively, are net of intercompany eliminations of $143 million and $600 million, respectively, of other GE Industrial borrowings from GE Capital, primarily related to timing of cash settlements associated with GE Industrial receivables monetization programs.
(b) Included $4,038 million and $5,687 million at June 30, 2021 and December 31, 2020, respectively, of fair value adjustments for debt in fair value hedge relationships. See Note 19 for further information.

The reduction in GE Industrial adjusted borrowings at June 30, 2021 compared to December 31, 2020 was driven by debt repurchases of $4.1 billion, net repayments and maturities of other debt of $0.6 billion and $0.1 billion related to changes in foreign exchange rates.

GE Industrial net debt* was $33.2 billion and $32.3 billion at June 30, 2021 and December 31, 2020, respectively. The increase was driven primarily by a decrease in the net cash deduction of $5.7 billion due to a lower cash balance, partially offset by a lower debt balance of $4.7 billion, mainly due to debt repurchases.

The reduction in GE Capital adjusted borrowings at June 30, 2021 compared to December 31, 2020 was driven primarily by debt repurchases of $3.2 billion, long-term debt maturities of $1.8 billion, lower non-recourse borrowings of $0.8 billion, and $1.3 billion of fair value adjustments for debt in fair value hedge relationships.

Liability Management Actions. In the second quarter of 2021, we completed a debt tender to repurchase a total of $7.3 billion of debt, comprised of $4.1 billion of GE Industrial debt with maturities ranging from 2022 through 2050, and $3.2 billion of GE Capital debt with maturities ranging from 2021 through 2039.

The following table provides a reconciliation of total short- and long-term borrowings as reported on the respective GE Industrial and GE Capital Statements of Financial Position to borrowings adjusted for assumed debt and intercompany loans:

June 30, 2021	GE Industrial	GE Capital	Consolidated
Total short- and long-term borrowings	$33,804	$29,863	$63,524
Debt assumed by GE Industrial from GE Capital(a)	(18,173)	18,173	—
Intercompany loans with right of offset(a)	3,177	(3,177)	—
Total intercompany payable (receivable) between GE Industrial and GE Capital	(14,996)	14,996	—
Total borrowings adjusted for assumed debt and intercompany loans	$18,808	$44,859	$63,524
(a) See the Capital Resources and Liquidity section of our Annual Report on Form 10-K for the year ended December 31, 2020 for further details on the assumed debt and intercompany loans with right of offset.

The intercompany loans from GE Capital to GE Industrial bear the right of offset against amounts owed by GE Capital to GE Industrial under the assumed debt agreement and can be prepaid by GE Industrial at any time, in whole or in part, without premium or penalty. These loans are priced at market terms and have a collective weighted average interest rate of 3.7% and term of approximately 15.2 years at June 30, 2021.

On May 27, 2021, we entered into an amended agreement for our back-up revolving syndicated credit facility, reducing the amount available under the former facility from $15 billion to $10 billion and extending the maturity date to May 2026. In addition to this facility, we have in place a total of $4.9 billion of bilateral revolving credit facilities, resulting in a total of $14.9 billion of committed revolving credit facilities.

Under the terms of an agreement between GE Capital and GE Industrial, GE Capital has the right to compel GE Industrial to borrow under the $10.0 billion unused back-up revolving syndicated credit facility. Under this agreement, GE Industrial would transfer the proceeds to GE Capital as intercompany loans, which would be subject to the same terms and conditions as those between GE Industrial and the lending banks. GE Capital has not exercised this right.

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 18

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
In the first quarter of 2021, Moody’s and Fitch affirmed their respective credit ratings, and S&P announced that they have placed us on CreditWatch with negative implications and currently expect to lower our credit ratings by one notch upon the closing of the GECAS transaction.

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

Substantially all of the Company's debt agreements in place at June 30, 2021 do not contain material credit rating covenants. GE’s unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant, which GE satisfied at June 30, 2021.

The Company may from time to time enter into agreements that contain minimum ratings requirements. The following table provides a summary of the maximum estimated liquidity impact in the event of further downgrades below each stated ratings level.

Triggers Below	At June 30, 2021
BBB+/A-2/P-2	$320
BBB/A-3/P-3	665
BBB-	1,279
BB+ and below	448

Our most significant contractual ratings requirements are related to ordinary course commercial activities, our receivables sales programs, and our derivatives portfolio. The timing within the quarter of the potential liquidity impact of these areas may differ, as can the remedies to resolving any potential breaches of required ratings levels.

FOREIGN EXCHANGE. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Chinese renminbi, the British pound sterling and the Indian rupee, among others. The effects of foreign currency fluctuations on earnings, excluding the earnings impact of the underlying hedged item, was less than $0.1 billion for both the three and six months ended June 30, 2021 and 2020. This analysis excludes any offsetting effect from the forecasted future transactions that are economically hedged.

See Note 19 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS – SIX MONTHS ENDED JUNE 30, 2021 VERSUS 2020. We manage the cash flow performance of our industrial and financial services businesses separately, in order to enable us and our investors to evaluate the cash from operating activities of our industrial businesses separately from the cash flows of our financial services business.

Transactions between GE Industrial and GE Capital are reported in the respective columns of our Statement of Cash Flows, but are eliminated in deriving our consolidated Statement of Cash Flows. See the GE Industrial Working Capital Transactions section and Notes 4 and 22 for further information regarding certain transactions affecting our consolidated Statement of Cash Flows.

2021 2Q FORM 10-Q 19

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

GE Industrial cash used for operating activities was $2.5 billion in 2021, a decrease of $0.7 billion compared with 2020, primarily due to: an increase in net income (after adjusting for the gain on the sale of BioPharma, non-cash losses related to our interest in Baker Hughes and non-operating debt extinguishment costs) primarily due to COVID-19 impacts in our Aviation segment in 2020; a lower decrease in employee benefit liabilities of $0.4 billion; and a decrease in cash used for working capital of $0.3 billion; partially offset by increases in Aviation-related customer allowance accruals of $0.9 billion in 2020; and lower principal pension plans cost of $0.5 billion. There was a $0.1 billion increase in Aviation-related customer allowance accruals in 2021.

Changes in working capital compared to prior year were as follows: current receivables of $(1.7) billion, driven by a higher decrease in sales of receivables to discontinued factoring programs of $(1.8) billion and lower net collections, partially offset by a prior year decrease in sales of receivables to our continuing unconsolidated receivables facility of $0.8 billion which did not reoccur in 2021; inventories, including deferred inventory, of $(0.5) billion, driven by lower liquidations partially offset by lower material purchases; current contract assets of $(0.3) billion, driven by lower net unfavorable changes in estimated profitability at Aviation; accounts payable and equipment project accruals of $3.4 billion, driven by lower disbursements related to purchases of materials in prior periods; and progress collections and current deferred income of $(0.7) billion, driven by higher net liquidations. Progress collections and current deferred income included lower early payments received at our Aviation Military equipment business of $0.3 billion from a foreign government in 2021 compared to $0.7 billion from the U.S. Department of Defense in 2020.

GE Industrial cash from investing activities was $1.3 billion in 2021, a decrease of $18.4 billion compared with 2020, primarily due to: the nonrecurrence of proceeds from the sale our BioPharma business of $20.3 billion; partially offset by proceeds from the sales of a portion of our retained ownership interest in Baker Hughes of $1.7 billion. Cash used for additions to property, plant and equipment and internal-use software, which are components of GE Industrial free cash flows*, was $0.6 billion in 2021, down $0.5 billion compared with 2020.

GE Industrial cash used for financing activities was $6.3 billion in 2021, a decrease of $2.1 billion compared with 2020, primarily due to: the nonrecurrence of repayments of commercial paper of $2.5 billion in 2020; partially offset by an increase of $0.5 billion in debt tender offers. GE Industrial paid cash to repurchase long term debt of $4.8 billion and $4.3 billion, including debt extinguishment costs of $0.6 billion and $0.1 billion (a component of All other financing activities) in 2021 and 2020, respectively.

GE CAPITAL CASH FLOWS FROM CONTINUING OPERATIONS. GE Capital cash used for operating activities was $2.6 billion in 2021, an increase of $2.4 billion compared with 2020, primarily due to: cash collateral paid, which is a standard market practice to minimize derivative counterparty exposures, and settlements received on derivative contracts (components of All other operating activities) of $1.3 billion in 2021, compared with collateral and settlements received of $1.4 billion in 2020.

GE Capital cash from investing activities was $3.4 billion in 2021, a decrease of $5.2 billion compared with 2020, primarily due to: the nonrecurrence of the repayment of GE Capital intercompany loans of $7.5 billion by GE Industrial in 2020; a decrease in cash of $0.7 billion related to our current receivables and supply chain finance programs with GE Industrial; partially offset by higher net collections of financing receivables of $3.0 billion mainly driven by the discontinuation of certain factoring programs.

GE Capital cash used for financing activities was $6.8 billion in 2021, a decrease of $4.5 billion compared with 2020, primarily due to: lower net repayments of borrowings of $4.9 billion; higher cash settlements of $0.5 billion on derivatives hedging foreign currency debt; partially offset by higher debt tender incentive and fees of $0.9 billion. GE Capital paid cash to repurchase long term debt of $3.9 billion and $10.0 billion, including debt tender incentive and fees of $1.1 billion and $0.2 billion (a component of All other financing activities), excluding a non-cash debt basis adjustment of $0.3 billion and an insignificant amount in 2021 and 2020, respectively.

GE CAPITAL CASH FLOWS FROM DISCONTINUED OPERATIONS. GE Capital cash from operating activities relates primarily to cash generated from earnings (loss) from discontinued operations in our GECAS business. GE Capital cash used for investing activities increased $0.4 billion primarily due to an increase in net purchases of plant, property and equipment of $0.8 billion, partially offset by an increase in net collections of financing receivables of $0.4 billion.

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 20

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

At June 30, 2021 and December 31, 2020, included in GE Industrial's accounts payable was $3.3 billion and $2.9 billion, respectively, of supplier invoices that are subject to the third-party programs. Total GE Industrial supplier invoices paid through these third-party programs were $3.0 billion and $2.5 billion for the six months ended June 30, 2021 and 2020, respectively.

INTERCOMPANY TRANSACTIONS BETWEEN GE INDUSTRIAL AND GE CAPITAL. Transactions between related companies are made on arms-length terms and are reported in the GE Industrial and GE Capital columns of our financial statements, which we believe provide useful supplemental information to our consolidated financial statements. See Note 22 for further information.

GE Capital Finance Transactions. During the six months ended June 30, 2021 and 2020, GE Capital acquired from third parties 13 aircraft with a list price totaling $1.0 billion and five aircraft with a list price totaling $0.6 billion, respectively, that will be leased to others and are powered by engines manufactured by GE Aviation and affiliates. GE Capital also made payments to GE Aviation and affiliates related to spare engines and engine parts of an insignificant amount and $0.1 billion during the six months ended June 30, 2021 and 2020, respectively, all of which were made to CFM International. Additionally, GE Capital had $2.0 billion and $2.1 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at June 30, 2021 and December 31, 2020, respectively. There were four spare engine sales from our Aviation segment to our GECAS business in the three months ended June 30, 2021.

Also, during the six months ended June 30, 2021 and 2020, GE Industrial recognized equipment revenues of $1.1 billion and $1.2 billion, respectively, from customers within our Power and Renewable Energy segments in which GE Capital is an investee or is committed to be an investee in the underlying projects. At June 30, 2021, GE Capital had funded related investments of $0.1 billion.

For certain of these investments, in order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE Industrial related to the performance of the third party. GE Industrial guarantees include direct performance or payment guarantees, return on investment guarantees and asset value guarantees. As of June 30, 2021, GE Industrial had outstanding guarantees to GE Capital on $0.8 billion of funded exposure and an insignificant amount of unfunded commitments, which included guarantees issued by industrial businesses. The recorded contingent liability for these guarantees was insignificant as of June 30, 2021 and is based on individual transaction level defaults, losses and/or returns.

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

2021 2Q FORM 10-Q 21

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

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Three months ended June 30	2021	2020	V%	2021	2020	V%	2021	2020	V pts
Aviation (GAAP)	$4,840	$4,384	10%	$176	$(687)	F	3.6%	(15.7)%	19.3pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	11		—	(18)
Less: foreign currency effect	12	—		(16)	—
Aviation organic (Non-GAAP)	$4,828	$4,372	10%	$192	$(669)	F	4.0%	(15.3)%	19.3pts

Healthcare (GAAP)	$4,454	$3,893	14%	$801	$506	58%	18.0%	13.0%	5.0pts
Less: acquisitions	—	(29)		(4)	(16)
Less: business dispositions	—	25		—	(5)
Less: foreign currency effect	165	—		31	—
Healthcare organic (Non-GAAP)	$4,288	$3,897	10%	$775	$527	47%	18.1%	13.5%	4.6pts

Renewable Energy (GAAP)	$4,049	$3,505	16%	$(99)	$(251)	61%	(2.4)%	(7.2)%	4.8pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	8		—	—
Less: foreign currency effect	246	—		(26)	—
Renewable Energy organic (Non-GAAP)	$3,803	$3,497	9%	$(73)	$(250)	71%	(1.9)%	(7.1)%	5.2pts

Power (GAAP)	$4,295	$4,156	3%	$299	$(50)	F	7.0%	(1.2)%	8.2pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	135	—		(30)	—
Power organic (Non-GAAP)	$4,160	$4,156	—%	$329	$(50)	F	7.9%	(1.2)%	9.1pts
2021 2Q FORM 10-Q 22

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Six months ended June 30	2021	2020	V%	2021	2020	V%	2021	2020	V pts
Aviation (GAAP)	$9,832	$11,276	(13)%	$818	$316	F	8.3%	2.8%	5.5pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	36		—	(35)
Less: foreign currency effect	22	—		(15)	—
Aviation organic (Non-GAAP)	$9,810	$11,240	(13)%	$833	$351	F	8.5%	3.1%	5.4pts

Healthcare (GAAP)	$8,761	$8,620	2%	$1,500	$1,373	9%	17.1%	15.9%	1.2pts
Less: acquisitions	18	(50)		4	(22)
Less: business dispositions	—	890		—	375
Less: foreign currency effect	285	—		79	—
Healthcare organic (Non-GAAP)	$8,458	$7,780	9%	$1,417	$1,020	39%	16.8%	13.1%	3.7pts

Renewable Energy (GAAP)	$7,297	$6,698	9%	$(333)	$(578)	42%	(4.6)%	(8.6)%	4.0pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	33		—	(4)
Less: foreign currency effect	337	—		(37)	—
Renewable Energy organic (Non-GAAP)	$6,960	$6,666	4%	$(296)	$(574)	48%	(4.3)%	(8.6)%	4.3pts

Power (GAAP)	$8,216	$8,181	—%	$212	$(180)	F	2.6%	(2.2)%	4.8pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	15		—	2
Less: foreign currency effect	198	—		(31)	—
Power organic (Non-GAAP)	$8,018	$8,165	(2)%	$243	$(182)	F	3.0%	(2.2)%	5.2pts

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

GE INDUSTRIAL ORGANIC REVENUES (NON-GAAP)	Three months ended June 30			Six months ended June 30
	2021	2020	V%	2021	2020	V%
GE Industrial revenues (GAAP)	$17,487	$16,066	9%	$33,816	$34,910	(3)%
Less: acquisitions	—	(24)		18	(46)
Less: business dispositions(a)	—	241		—	1,336
Less: foreign currency effect(b)	570	—		857	—
GE Industrial organic revenues (Non-GAAP)	$16,917	$15,850	7%	$32,940	$33,620	(2)%

(a) Dispositions impact in 2020 primarily related to our BioPharma business, with revenues of $830 million.
(b) Foreign currency impact in 2021 was primarily driven by U.S. Dollar appreciation against euro, Brazilian real, and Chinese renminbi.

GE INDUSTRIAL EQUIPMENT AND SERVICES	Three months ended June 30			Six months ended June 30
ORGANIC REVENUES (NON-GAAP)	2021	2020	V%	2021	2020	V%
GE Industrial equipment revenues (GAAP)	$8,302	$8,206	1%	$16,273	$17,303	(6)%
Less: acquisitions	—	—		—	—
Less: business dispositions	—	176		—	1,124
Less: foreign currency effect	380	—		568	—
GE Industrial equipment organic revenues (Non-GAAP)	$7,923	$8,030	(1)%	$15,705	$16,178	(3)%

GE Industrial services revenues (GAAP)	$9,185	$7,860	17%	$17,543	$17,608	—%
Less: acquisitions	—	(24)		18	(46)
Less: business dispositions	—	65		—	212
Less: foreign currency effect	190	—		289	—
GE Industrial services organic revenues (Non-GAAP)	$8,995	$7,820	15%	$17,236	$17,441	(1)%

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 23

ADJUSTED GE INDUSTRIAL PROFIT AND PROFIT MARGIN	Three months ended June 30			Six months ended June 30
(EXCLUDING CERTAIN ITEMS) (NON-GAAP)	2021	2020	V%	2021	2020	V%
GE Industrial total revenues (GAAP)	$17,487	$16,066	9%	$33,816	$34,910	(3)%

Costs
GE Industrial total costs and expenses (GAAP)	$18,428	$19,105	(4)%	$35,001	$38,238	(8)%
Less: GE Industrial interest and other financial charges	261	333		528	703
Less: GE Industrial debt extinguishment costs	645	63		645	63
Less: non-operating benefit costs	517	596		950	1,212
Less: restructuring & other(a)	225	289		338	432
Less: goodwill impairments	—	728		—	728
Add: noncontrolling interests	(1)	(147)		6	(110)
Adjusted GE Industrial costs (Non-GAAP)	$16,778	$16,949	(1)%	$32,545	$34,989	(7)%

Other Income
GE Industrial other income (GAAP)	$717	$2,116	(66)%	$1,339	$8,990	(85)%
Less: gains (losses) on equity securities(a)	497	1,867		844	(3,859)
Less: restructuring & other	—	—		7	—
Less: gains (losses) on purchases and sales of business interests(a)	(5)	32		(2)	12,403
Adjusted GE Industrial other income (Non-GAAP)	$225	$217	4%	$491	$445	10%

GE Industrial profit (loss) (GAAP)	$(224)	$(922)	76%	$154	$5,663	(97)%
GE Industrial profit (loss) margin (GAAP)	(1.3)%	(5.7)%	4.4pts	0.5%	16.2%	(15.7)pts

Adjusted GE Industrial profit (loss) (Non-GAAP)	$934	$(666)	F	$1,762	$367	F
Adjusted GE Industrial profit (loss) margin (Non-GAAP)	5.3%	(4.1)%	9.4pts	5.2%	1.1%	4.1pts

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

ADJUSTED GE INDUSTRIAL ORGANIC PROFIT	Three months ended June 30			Six months ended June 30
(NON-GAAP)	2021	2020	V%	2021	2020	V%
Adjusted GE Industrial profit (loss) (Non-GAAP)	$934	$(666)	F	$1,762	$367	F
Less: acquisitions	(4)	8		4	17
Less: business dispositions	—	(10)		—	356
Less: foreign currency effect	(37)	—		6	—
Adjusted GE Industrial organic profit (loss) (Non-GAAP)	$976	$(664)	F	$1,752	$(6)	F

Adjusted GE Industrial profit (loss) margin (Non-GAAP)	5.3%	(4.1)%	9.4pts	5.2%	1.1%	4.1pts
Adjusted GE Industrial organic profit (loss) margin (Non-GAAP)	5.8%	(4.2)%	10.0pts	5.3%	—%	5.3pts

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

2021 2Q FORM 10-Q 24

ADJUSTED EARNINGS (LOSS) (NON-GAAP)	Three months ended June 30			Six months ended June 30
	2021	2020	V%	2021	2020	V%
Consolidated earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)(a)	$(624)	$(1,186)	47%	$(605)	$4,977	U
Add: Accretion of redeemable noncontrolling interests (RNCI)	(2)	(135)		—	(135)
Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	(573)	(476)		(745)	(663)
GE Industrial earnings (loss) (Non-GAAP)	$(53)	$(845)	94%	$141	$5,504	(97)%
Non-operating benefits costs (pre-tax) (GAAP)	(517)	(596)		(950)	(1,212)
Tax effect on non-operating benefit costs	109	125		199	255
Less: non-operating benefit costs (net of tax)	(408)	(471)		(750)	(957)
Gains (losses) on purchases and sales of business interests (pre-tax)(b)	(5)	32		(2)	12,403
Tax effect on gains (losses) on purchases and sales of business interests	1	33		1	(1,227)
Less: gains (losses) on purchases and sales of business interests (net of tax)	(4)	65		(2)	11,176
Restructuring & other (pre-tax)(b)	(225)	(289)		(331)	(432)
Tax effect on restructuring & other	7	61		29	90
Less: restructuring & other (net of tax)	(218)	(228)		(302)	(342)
Goodwill impairments (pre-tax)(b)	—	(728)		—	(728)
Tax effect on goodwill impairments	—	(23)		—	(23)
Less: goodwill impairments (net of tax)	—	(751)		—	(751)
Gains (losses) on equity securities (pre-tax)(b)	497	1,867		844	(3,859)
Tax effect on gains (losses) on equity securities (losses)(c)	195	(280)		77	811
Less: gains (losses) on equity securities (net of tax)	692	1,587		921	(3,048)
Debt extinguishment costs (pre-tax)	(645)	(63)		(645)	(63)
Tax effect on debt extinguishment costs	136	13		136	13
Less: debt extinguishment costs (net of tax)	(510)	(50)		(510)	(50)
Accretion of RNCI (pre-tax)	(2)	(135)		—	(135)
Tax effect on accretion of RNCI	—	—		—	—
Less: Accretion of RNCI (net of tax)	(2)	(135)		—	(135)
Adjusted GE Industrial earnings (loss) (Non-GAAP)	$398	$(862)	F	$784	$(389)	F

GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	$(573)	$(476)	(20)%	$(745)	$(663)	(12)%
Debt extinguishment costs (pre-tax)	(771)	(143)		(771)	(143)
Tax effect on debt extinguishment costs	162	24		162	24
Less: debt extinguishment costs (net of tax)	(609)	(119)		(609)	(119)
Less: GE Capital U.S. tax reform enactment adjustment	8	—		8	—
Less: GE Capital tax benefit related to BioPharma sale	—	—		—	88
Less: GE Capital tax loss related to GECAS sale	—	—		(44)	—
Adjusted GE Capital earnings (loss) (Non-GAAP)	$28	$(357)	F	$(101)	$(632)	84%

Adjusted GE Industrial earnings (loss) (Non-GAAP)	$398	$(862)	F	$784	$(389)	F
Add: Adjusted GE Capital earnings (loss) (Non-GAAP)	28	(357)	F	(101)	(632)	84%
Adjusted earnings (loss) (Non-GAAP)	$425	$(1,219)	F	$683	$(1,021)	F

(a) See Note 18 for further information.
(b) See the Corporate Items and Eliminations section for further information.
(c) Includes tax benefits available to offset the tax on gains in equity securities.
2021 2Q FORM 10-Q 25

ADJUSTED EARNINGS (LOSS) PER SHARE (EPS)	Three months ended June 30			Six months ended June 30
(NON-GAAP) (In dollars)	2021	2020	V%	2021	2020	V%
Consolidated EPS from continuing operations attributable to GE common shareholders (GAAP)	$(0.07)	$(0.14)	50%	$(0.07)	$0.57	U
Add: Accretion of redeemable noncontrolling interests (RNCI)	—	(0.02)		—	(0.02)
Less: GE Capital EPS from continuing operations attributable to GE common shareholders (GAAP)	(0.07)	(0.05)		(0.08)	(0.08)
GE Industrial EPS (Non-GAAP)	$(0.01)	$(0.10)	90%	$0.02	$0.63	(97)%
Non-operating benefits costs (pre-tax) (GAAP)	(0.06)	(0.07)		(0.11)	(0.14)
Tax effect on non-operating benefit costs	0.01	0.01		0.02	0.03
Less: non-operating benefit costs (net of tax)	(0.05)	(0.05)		(0.09)	(0.11)
Gains (losses) on purchases and sales of business interests (pre-tax)	—	—		—	1.42
Tax effect on gains (losses) on purchases and sales of business interests	—	—		—	(0.14)
Less: gains (losses) on purchases and sales of business interests (net of tax)	—	0.01		—	1.28
Restructuring & other (pre-tax)	(0.03)	(0.03)		(0.04)	(0.05)
Tax effect on restructuring & other	—	0.01		—	0.01
Less: restructuring & other (net of tax)	(0.02)	(0.03)		(0.03)	(0.04)
Goodwill impairments (pre-tax)	—	(0.08)		—	(0.08)
Tax effect on goodwill impairments	—	—		—	—
Less: goodwill impairments (net of tax)	—	(0.09)		—	(0.09)
Gains (losses) on equity securities (pre-tax)	0.06	0.21		0.10	(0.44)
Tax effect on gains (losses) on equity securities	0.02	(0.03)		0.01	0.09
Less: gains (losses) on equity securities (net of tax)	0.08	0.18		0.10	(0.35)
Debt extinguishment costs (pre-tax)	(0.07)	(0.01)		(0.07)	(0.01)
Tax effect on debt extinguishment costs	0.02	—		0.02	—
Less: debt extinguishment costs (net of tax)	(0.06)	(0.01)		(0.06)	(0.01)
Accretion of RNCI (pre-tax)	—	(0.02)		—	(0.02)
Tax effect on accretion of RNCI	—	—		—	—
Less: Accretion of RNCI (net of tax)	—	(0.02)		—	(0.02)
Adjusted GE Industrial EPS (Non-GAAP)	0.05	(0.10)	F	0.09	(0.04)	F

GE Capital EPS from continuing operations attributable to GE common shareholders (GAAP)	$(0.07)	$(0.05)	(40)%	$(0.08)	$(0.08)	—%
Debt extinguishment costs (pre-tax)	(0.09)	(0.02)		(0.09)	(0.02)
Tax effect on debt extinguishment costs	0.02	—		0.02	—
Less: debt extinguishment costs (net of tax)	(0.07)	(0.01)		(0.07)	(0.01)
Less: GE Capital U.S. tax reform enactment adjustment	—	—		—	—
Less: GE Capital tax benefit related to BioPharma sale	—	—		—	0.01
Less: GE Capital tax loss related to GECAS sale	—	—		—	—
Adjusted GE Capital EPS (Non-GAAP)	$—	$(0.04)	F	$(0.01)	$(0.07)	86%

Adjusted GE Industrial EPS (Non-GAAP)	$0.05	$(0.10)	F	$0.09	$(0.04)	F
Add: Adjusted GE Capital EPS (Non-GAAP)	—	(0.04)	F	(0.01)	(0.07)	86%
Adjusted EPS (Non-GAAP)	$0.05	$(0.14)	F	$0.08	$(0.12)	F
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

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 26

GE INDUSTRIAL FREE CASH FLOWS (FCF) (NON-GAAP)	Six months ended June 30
	2021	2020
GE Industrial CFOA (GAAP)	$(2,522)	$(3,266)
Add: gross additions to property, plant and equipment	(599)	(1,002)
Add: gross additions to internal-use software	(47)	(95)
Less: CFOA impact from factoring programs discontinued as of April 1, 2021	(2,706)	—
Less: taxes related to business sales	(6)	(88)
GE Industrial free cash flows (Non-GAAP)	$(457)	$(4,275)

We believe investors may find it useful to compare GE's Industrial free cash flows* performance without the effects of cash used for taxes related to business sales and the factoring program discontinuation. The CFOA impact from factoring programs discontinued as of April 1, 2021 of $(2,706) million represents the cash that GE Industrial would have otherwise collected in the three months ended June 30, 2021 had customer receivables not been previously sold to GE Capital or third parties in those discontinued programs. The CFOA impact associated with this activity in factoring programs that have now been discontinued was $(3,470) million and $(1,635) million in the six months ended June 30, 2021 and 2020, respectively, an increase of $(1,836) million. The CFOA impact for the three months ended June 30, 2020 was $(472) million. We believe this measure will better allow management and investors to evaluate the capacity of our industrial operations to generate free cash flows.

GE INDUSTRIAL NET DEBT (NON-GAAP)	June 30, 2021	December 31, 2020
Total GE Industrial short- and long-term borrowings (GAAP)	$33,804	$42,736
Less: GE Capital short- and long-term debt assumed by GE Industrial	18,173	22,390
Add: intercompany loans from GE Capital	3,177	3,177
Total adjusted GE Industrial borrowings	$18,808	$23,523
Pension and principal retiree benefit plan liabilities (pre-tax)(a)	25,492	25,492
Less: taxes at 21%	5,353	5,353
Pension and principal retiree benefit plan liabilities (net of tax)	$20,139	$20,139
GE Industrial operating lease liabilities	2,993	3,133
GE Industrial preferred stock	5,931	5,918
Less: 50% of GE Industrial preferred stock	2,966	2,959
50% of preferred stock	$2,966	$2,959
Deduction for total GE Industrial cash, cash equivalents and restricted cash	(15,591)	(23,209)
Less: 25% of GE Industrial cash, cash equivalents and restricted cash	(3,898)	(5,802)
Deduction for 75% of GE Industrial cash, cash equivalents and restricted cash	$(11,693)	$(17,407)
Total GE Industrial net debt (Non-GAAP)	$33,213	$32,347
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

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2021, and (ii) there was no change in internal control over financial reporting occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA. During the three months ended June 30, 2021, GE repurchased 2,939 thousand shares of common stock at an average price of $8.61, in connection with the settlement of hedging instruments related to the Company’s deferred incentive compensation program.

*Non-GAAP Financial Measure
2021 2Q FORM 10-Q 27

STATEMENT OF EARNINGS (LOSS)	Three months ended June 30
(UNAUDITED)	Consolidated
(In millions; per-share amounts in dollars)	2021	2020
Sales of goods	$11,105	$10,720
Sales of services	6,365	5,329
GE Capital revenues from services	810	756
Total revenues (Note 9)	18,279	16,805

Cost of goods sold	9,086	9,787
Cost of services sold	4,532	3,846
Selling, general and administrative expenses	2,866	3,068
Research and development	604	611
Interest and other financial charges	488	561
Debt extinguishment costs	1,416	205
Insurance losses and annuity benefits	483	564
Goodwill impairments (Note 8)	—	877
Non-operating benefit costs	517	598
Other costs and expenses	30	65
Total costs and expenses	20,023	20,181

Other income (Note 23)	706	2,078

Earnings (loss) from continuing operations before income taxes	(1,037)	(1,298)
Benefit (provision) for income taxes	466	160
Earnings (loss) from continuing operations	(571)	(1,138)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(564)	(993)
Net earnings (loss)	(1,135)	(2,132)
Less net earnings (loss) attributable to noncontrolling interests	(3)	(145)
Net earnings (loss) attributable to the Company	(1,131)	(1,987)
Preferred stock dividends	(57)	(192)
Net earnings (loss) attributable to GE common shareholders	$(1,188)	$(2,179)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$(571)	$(1,138)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(3)	(145)
Earnings (loss) from continuing operations attributable to the Company	(568)	(994)
Preferred stock dividends	(57)	(192)
Earnings (loss) from continuing operations attributable
to GE common shareholders	(624)	(1,185)
Earnings (loss) from discontinued operations, net of taxes	(564)	(993)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	—
Net earnings (loss) attributable to GE common shareholders	$(1,188)	$(2,179)

Earnings (loss) per share from continuing operations (Note 18)
Diluted earnings (loss) per share	$(0.07)	$(0.15)
Basic earnings (loss) per share	$(0.07)	$(0.15)

Net earnings (loss) per share (Note 18)
Diluted earnings (loss) per share	$(0.14)	$(0.26)
Basic earnings (loss) per share	$(0.14)	$(0.26)

2021 2Q FORM 10-Q 28

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	Three months ended June 30
(UNAUDITED)	GE Industrial		GE Capital
(In millions)	2021	2020	2021	2020
Sales of goods	$11,109	$10,728	$—	$—
Sales of services	6,378	5,337	—	—
GE Capital revenues from services	—	—	858	861
Total revenues	17,487	16,066	858	861

Cost of goods sold	9,091	9,796	—	—
Cost of services sold	4,540	3,849	5	5
Selling, general and administrative expenses	2,770	2,979	106	114
Research and development	604	611	—	—
Interest and other financial charges	261	333	250	283
Debt extinguishment costs	645	63	771	143
Insurance losses and annuity benefits	—	—	494	577
Goodwill impairments (Note 8)	—	877	—	—
Non-operating benefit costs	517	596	—	2
Other costs and expenses	—	—	46	113
Total costs and expenses	18,428	19,105	1,672	1,237

Other income (Note 23)	717	2,116	—	—

Earnings (loss) from continuing operations before income taxes	(224)	(922)	(814)	(376)
Benefit (provision) for income taxes	228	66	238	94
Earnings (loss) from continuing operations	4	(856)	(575)	(282)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	4	(10)	(568)	(983)
Net earnings (loss)	8	(866)	(1,143)	(1,266)
Less net earnings (loss) attributable to noncontrolling interests	(1)	(147)	(2)	2
Net earnings (loss) attributable to the Company	9	(720)	(1,141)	(1,268)
Preferred stock dividends	(57)	—	—	(192)
Net earnings (loss) attributable to GE common shareholders	$(47)	$(720)	$(1,141)	$(1,459)

Amounts attributable to GE common shareholders:
Earnings (loss) from continuing operations	$4	$(856)	$(575)	$(282)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(1)	(147)	(2)	2
Earnings (loss) from continuing operations attributable to the Company	5	(710)	(573)	(284)
Preferred stock dividends	(57)	—	—	(192)
Earnings (loss) from continuing operations attributable
to GE common shareholders	(51)	(710)	(573)	(476)
Earnings (loss) from discontinued operations, net of taxes	4	(10)	(568)	(983)
Less net earnings (loss) attributable to
noncontrolling interests, discontinued operations	—	—	—	—
Net earnings (loss) attributable to GE common shareholders	$(47)	$(720)	$(1,141)	$(1,459)

2021 2Q FORM 10-Q 29

STATEMENT OF EARNINGS (LOSS)	Six months ended June 30
(UNAUDITED)	Consolidated
(In millions; per-share amounts in dollars)	2021	2020
Sales of goods	$21,453	$23,059
Sales of services	12,332	11,780
GE Capital revenues from services	1,612	1,455
Total revenues (Note 9)	35,397	36,294

Cost of goods sold	17,765	19,717
Cost of services sold	8,391	8,342
Selling, general and administrative expenses	5,757	6,129
Research and development	1,165	1,335
Interest and other financial charges	987	1,122
Debt extinguishment costs	1,416	205
Insurance losses and annuity benefits	1,038	1,199
Goodwill impairments (Note 8)	—	877
Non-operating benefit costs	947	1,216
Other costs and expenses	62	90
Total costs and expenses	37,529	40,232

Other income (Note 23)	1,332	8,947

Earnings (loss) from continuing operations before income taxes	(799)	5,010
Benefit (provision) for income taxes	325	106
Earnings (loss) from continuing operations	(474)	5,116
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(3,458)	(1,015)
Net earnings (loss)	(3,933)	4,101
Less net earnings (loss) attributable to noncontrolling interests	1	(111)
Net earnings (loss) attributable to the Company	(3,934)	4,212
Preferred stock dividends	(129)	(235)
Net earnings (loss) attributable to GE common shareholders	$(4,062)	$3,977

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$(474)	$5,116
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	1	(108)
Earnings (loss) from continuing operations attributable to the Company	(476)	5,224
Preferred stock dividends	(129)	(235)
Earnings (loss) from continuing operations attributable
to GE common shareholders	(604)	4,989
Earnings (loss) from discontinued operations, net of taxes	(3,458)	(1,015)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	—	(2)
Net earnings (loss) attributable to GE common shareholders	$(4,062)	$3,977

Earnings (loss) per share from continuing operations (Note 18)
Diluted earnings (loss) per share	$(0.07)	$0.55
Basic earnings (loss) per share	$(0.07)	$0.55

Net earnings (loss) per share (Note 18)
Diluted earnings (loss) per share	$(0.46)	$0.44
Basic earnings (loss) per share	$(0.46)	$0.44
2021 2Q FORM 10-Q 30

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	Six months ended June 30
(UNAUDITED)	GE Industrial		GE Capital
(In millions; per-share amounts in dollars)	2021	2020	2021	2020
Sales of goods	$21,458	$23,087	$—	$—
Sales of services	12,358	11,823	—	—
GE Capital revenues from services	—	—	1,736	1,698
Total revenues	33,816	34,910	1,736	1,698

Cost of goods sold	17,770	19,745	—	—
Cost of services sold	8,407	8,375	10	10
Selling, general and administrative expenses	5,536	5,928	222	263
Research and development	1,165	1,335	—	—
Interest and other financial charges	528	703	540	554
Debt extinguishment costs	645	63	771	143
Insurance losses and annuity benefits	—	—	1,061	1,230
Goodwill impairments (Note 8)	—	877	—	—
Non-operating benefit costs	950	1,212	(3)	4
Other costs and expenses	—	—	88	146
Total costs and expenses	35,001	38,238	2,689	2,351

Other income (Note 23)	1,339	8,990	—	—

Earnings (loss) from continuing operations before income taxes	154	5,663	(953)	(653)
Benefit (provision) for income taxes	80	(121)	245	227
Earnings (loss) from continuing operations	234	5,542	(709)	(426)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	4	(24)	(3,462)	(991)
Net earnings (loss)	238	5,518	(4,171)	(1,417)
Less net earnings (loss) attributable to noncontrolling interests	6	(113)	(4)	2
Net earnings (loss) attributable to the Company	232	5,631	(4,166)	(1,418)
Preferred stock dividends	(88)	—	(41)	(235)
Net earnings (loss) attributable to GE common shareholders	$145	$5,631	$(4,207)	$(1,653)

Amounts attributable to GE common shareholders:
Earnings (loss) from continuing operations	$234	$5,542	$(709)	$(426)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	6	(110)	(4)	2
Earnings (loss) from continuing operations attributable to the Company	229	5,652	(704)	(428)
Preferred stock dividends	(88)	—	(41)	(235)
Earnings (loss) from continuing operations attributable
to GE common shareholders	141	5,652	(745)	(663)
Earnings (loss) from discontinued operations, net of taxes	4	(24)	(3,462)	(991)
Less net earnings (loss) attributable to noncontrolling interests,
discontinued operations	—	(2)	—	—
Net earnings (loss) attributable to GE common shareholders	$145	$5,631	$(4,207)	$(1,653)

2021 2Q FORM 10-Q 31

STATEMENT OF FINANCIAL POSITION (UNAUDITED)	Consolidated
(In millions, except share amounts)	June 30, 2021	December 31, 2020
Cash, cash equivalents and restricted cash(a)	$22,460	$36,530
Investment securities (Note 3)	6,134	7,319
Current receivables (Note 4)	15,190	16,691
Financing receivables – net (Note 5)	316	326
Inventories, including deferred inventory costs (Note 6)	17,016	15,890
Other GE Capital receivables	1,363	1,549
Receivable from GE Capital	—	—
Current contract assets (Note 10)	5,431	5,764
All other current assets (Note 11)	1,315	1,109
Assets of discontinued operations (Note 2)	33,186	—
Current assets	102,411	85,180

Investment securities (Note 3)	42,665	42,549
Other GE Capital receivables	4,672	4,661
Property, plant and equipment – net (Note 7)	16,169	16,699
Receivable from GE Capital	—	—
Goodwill (Note 8)	25,491	25,524
Other intangible assets – net (Note 8)	9,460	9,671
Contract and other deferred assets (Note 10)	6,131	5,888
All other assets (Note 11)	12,640	11,038
Deferred income taxes (Note 16)	14,864	14,253
Assets of discontinued operations (Note 2)	3,057	40,749
Total assets	$237,559	$256,211

Short-term borrowings (Note 12)	$4,293	$4,713
Short-term borrowings assumed by GE (Note 12)	—	—
Accounts payable and equipment project accruals	16,653	16,458
Progress collections and deferred income (Note 10)	17,201	18,371
All other current liabilities (Note 15)	13,569	15,071
Liabilities of discontinued operations (Note 2)	4,922	—
Current liabilities	56,639	54,613

Deferred income (Note 10)	1,779	1,801
Long-term borrowings (Note 12)	59,231	70,189
Long-term borrowings assumed by GE (Note 12)	—	—
Insurance liabilities and annuity benefits (Note 13)	40,795	42,191
Non-current compensation and benefits	28,805	29,677
All other liabilities (Note 15)	15,245	15,484
Liabilities of discontinued operations (Note 2)	17	5,182
Total liabilities	202,512	219,138

Preferred stock (5,939,875 shares outstanding at both June 30, 2021 and December 31, 2020)	6	6
Common stock (8,781,303,049 and 8,765,492,645 shares outstanding at June 30, 2021 and December 31, 2020, respectively)	702	702
Accumulated other comprehensive income (loss) – net attributable to GE	(7,820)	(9,749)
Other capital	34,032	34,307
Retained earnings	87,993	92,247
Less common stock held in treasury	(81,425)	(81,961)
Total GE shareholders’ equity	33,487	35,552
Noncontrolling interests	1,560	1,522
Total equity	35,047	37,073
Total liabilities and equity	$237,559	$256,211
(a) Excluded $1,020 million and $455 million at June 30, 2021 and December 31, 2020, respectively, in Insurance, which is subject to regulatory restrictions. This balance is included in All other assets. See Note 11 for further information.

2021 2Q FORM 10-Q 32

STATEMENT OF FINANCIAL POSITION (CONTINUED)	GE Industrial		GE Capital
(UNAUDITED) (In millions, except share amounts)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Cash, cash equivalents and restricted cash	$15,591	$23,209	$6,870	$13,322
Investment securities (Note 3)	6,134	7,319	—	—
Current receivables (Note 4)	14,324	13,442	—	—
Financing receivables – net (Note 5)	—	—	1,632	4,172
Inventories, including deferred inventory costs (Note 6)	17,016	15,890	—	—
Other GE Capital receivables	—	—	1,706	3,280
Receivable from GE Capital	1,495	2,432	—	—
Current contract assets (Note 10)	5,431	5,764	—	—
All other current assets (Note 11)	1,024	835	360	543
Assets of discontinued operations (Note 2)	—	—	33,186	—
Current assets	61,015	68,892	43,754	21,317

Investment securities (Note 3)	112	36	42,555	42,515
Other GE Capital receivables	—	—	5,091	5,076
Property, plant and equipment – net (Note 7)	15,921	16,433	251	271
Receivable from GE Capital	13,500	16,780	—	—
Goodwill (Note 8)	25,491	25,524	—	—
Other intangible assets – net (Note 8)	9,425	9,632	35	39
Contract and other deferred assets (Note 10)	6,131	5,921	—	—
All other assets (Note 11)	8,604	7,948	4,375	3,354
Deferred income taxes (Note 16)	9,813	9,154	5,051	5,099
Assets of discontinued operations (Note 2)	131	144	2,926	40,587
Total assets	$150,143	$160,462	$104,038	$118,257

Short-term borrowings (Note 12)	$1,373	$918	$1,568	$1,963
Short-term borrowings assumed by GE (Note 12)	1,495	2,432	1,495	2,432
Accounts payable and equipment project accruals	16,358	16,380	778	918
Progress collections and deferred income (Note 10)	17,228	18,371	—	—
All other current liabilities (Note 15)	12,790	14,131	1,243	2,288
Liabilities of discontinued operations (Note 2)	—	—	4,922	—
Current liabilities	49,245	52,232	10,006	7,602

Deferred income (Note 10)	1,779	1,801	—	—
Long-term borrowings (Note 12)	14,258	19,428	28,295	30,803
Long-term borrowings assumed by GE (Note 12)	16,678	19,957	13,500	16,780
Insurance liabilities and annuity benefits (Note 13)	—	—	41,212	42,565
Non-current compensation and benefits	28,491	29,291	307	379
All other liabilities (Note 15)	14,984	15,072	362	539
Liabilities of discontinued operations (Note 2)	123	139	(106)	5,058
Total liabilities	125,557	137,921	93,578	103,726

Preferred stock (5,939,875 shares outstanding at both June 30, 2021 and December 31, 2020)	6	6	—	6
Common stock (8,781,303,049 and 8,765,492,645 shares outstanding at June 30, 2021 and December 31, 2020, respectively)	702	702	5	—
Accumulated other comprehensive income (loss) – net attributable to GE	(7,019)	(8,945)	(801)	(804)
Other capital	16,083	16,466	17,944	17,835
Retained earnings	94,863	94,910	(6,870)	(2,663)
Less common stock held in treasury	(81,425)	(81,961)	—	—
Total GE shareholders’ equity	23,210	21,179	10,277	14,373
Noncontrolling interests	1,376	1,363	183	159
Total equity	24,586	22,542	10,460	14,531
Total liabilities and equity	$150,143	$160,462	$104,038	$118,257

2021 2Q FORM 10-Q 33

STATEMENT OF CASH FLOWS	Six months ended June 30
(UNAUDITED)	Consolidated
(In millions)	2021	2020
Net earnings (loss)	$(3,933)	$4,101
(Earnings) loss from discontinued operations	3,458	1,015
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	935	921
Amortization of intangible assets (Note 8)	589	617
Goodwill impairments (Note 8)	—	877
(Gains) losses on purchases and sales of business interests (Note 23)	2	(12,425)
(Gains) losses on equity securities (Note 23)	(694)	4,018
Principal pension plans cost (Note 14)	1,329	1,798
Principal pension plans employer contributions	(154)	(144)
Other postretirement benefit plans (net)	(497)	(488)
Provision (benefit) for income taxes	(325)	(106)
Cash recovered (paid) during the year for income taxes	(837)	(622)
Changes in operating working capital:
Decrease (increase) in current receivables	942	(190)
Decrease (increase) in inventories, including deferred inventory costs	(1,330)	(838)
Decrease (increase) in current contract assets	307	647
Increase (decrease) in accounts payable and equipment project accruals	200	(1,912)
Increase (decrease) in progress collections and current deferred income	(1,321)	(575)
All other operating activities	(1,664)	886
Cash from (used for) operating activities – continuing operations	(2,991)	(2,421)
Cash from (used for) operating activities – discontinued operations	1,550	1,026
Cash from (used for) operating activities	(1,441)	(1,395)

Additions to property, plant and equipment	(599)	(1,002)
Dispositions of property, plant and equipment	105	105
Additions to internal-use software	(49)	(98)
Net decrease (increase) in financing receivables	21	(160)
Proceeds from principal business dispositions	1	20,821
Net cash from (payments for) principal businesses purchased	(27)	(7)
Sales of retained ownership interests	1,706	—
Net (purchases) dispositions of GE Capital investment securities	(1,109)	(1,334)
All other investing activities	1,468	1,355
Cash from (used for) investing activities – continuing operations	1,517	19,680
Cash from (used for) investing activities – discontinued operations	(1,623)	(1,238)
Cash from (used for) investing activities	(106)	18,442

Net increase (decrease) in borrowings (maturities of 90 days or less)	(359)	(3,412)
Newly issued debt (maturities longer than 90 days)	358	14,228
Repayments and other debt reductions (maturities longer than 90 days)	(10,106)	(21,909)
Dividends paid to shareholders	(292)	(324)
All other financing activities	(1,610)	(623)
Cash from (used for) financing activities – continuing operations	(12,008)	(12,040)
Cash from (used for) financing activities – discontinued operations	2	41
Cash from (used for) financing activities	(12,006)	(11,998)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(37)	(217)
Increase (decrease) in cash, cash equivalents and restricted cash	(13,591)	4,831
Cash, cash equivalents and restricted cash at beginning of year	37,608	37,077
Cash, cash equivalents and restricted cash at June 30	24,018	41,908
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	537	587
Cash, cash equivalents and restricted cash of continuing operations at June 30	$23,480	$41,322
2021 2Q FORM 10-Q 34

STATEMENT OF CASH FLOWS (CONTINUED)	Six months ended June 30
(UNAUDITED)	GE Industrial		GE Capital
(In millions)	2021	2020	2021	2020
Net earnings (loss)	$238	$5,518	$(4,171)	$(1,417)
(Earnings) loss from discontinued operations	(4)	24	3,462	991
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	922	916	13	13
Amortization of intangible assets (Note 8)	581	611	8	5
Goodwill impairments (Note 8)	—	877	—	—
(Gains) losses on purchases and sales of business interests (Note 23)	2	(12,424)	—	—
(Gains) losses on equity securities (Note 23)	(680)	3,986	(14)	33
Principal pension plans cost (Note 14)	1,329	1,798	—	—
Principal pension plans employer contributions	(154)	(144)	—	—
Other postretirement benefit plans (net)	(468)	(471)	(29)	(17)
Provision (benefit) for income taxes	(80)	121	(245)	(227)
Cash recovered (paid) during the year for income taxes	(815)	(550)	(21)	(72)
Changes in operating working capital:
Decrease (increase) in current receivables	(1,217)	434	—	—
Decrease (increase) in inventories, including deferred inventory costs	(1,273)	(799)	—	—
Decrease (increase) in current contract assets	307	647	—	—
Increase (decrease) in accounts payable and equipment project accruals	77	(3,353)	(3)	1
Increase (decrease) in progress collections and current deferred income	(1,283)	(575)	—	—
All other operating activities	(5)	121	(1,552)	578
Cash from (used for) operating activities – continuing operations	(2,522)	(3,266)	(2,553)	(111)
Cash from (used for) operating activities – discontinued operations	5	26	1,545	1,000
Cash from (used for) operating activities	(2,517)	(3,240)	(1,008)	889

Additions to property, plant and equipment	(599)	(1,002)	—	—
Dispositions of property, plant and equipment	105	105	—	—
Additions to internal-use software	(47)	(95)	(2)	(3)
Net decrease (increase) in financing receivables	—	—	3,057	49
Proceeds from principal business dispositions	1	20,480	—	—
Net cash from (payments for) principal businesses purchased	(27)	(7)	—	—
Sales of retained ownership interests	1,706	—	—	—
Net (purchases) dispositions of GE Capital investment securities	—	—	(1,109)	(1,334)
All other investing activities	127	207	1,498	9,953
Cash from (used for) investing activities – continuing operations	1,266	19,689	3,444	8,665
Cash from (used for) investing activities – discontinued operations	(5)	(30)	(1,618)	(1,207)
Cash from (used for) investing activities	1,261	19,659	1,826	7,458

Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,276)	(3,512)	(177)	(205)
Newly issued debt (maturities longer than 90 days)	—	7,431	359	6,797
Repayments and other debt reductions (maturities longer than 90 days)	(4,139)	(12,113)	(5,967)	(17,296)
Dividends paid to shareholders	(263)	(176)	(41)	(232)
All other financing activities	(661)	(83)	(953)	(368)
Cash from (used for) financing activities – continuing operations	(6,339)	(8,453)	(6,778)	(11,305)
Cash from (used for) financing activities – discontinued operations	—	1	2	41
Cash from (used for) financing activities	(6,339)	(8,453)	(6,776)	(11,264)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(23)	(155)	(15)	(62)
Increase (decrease) in cash, cash equivalents and restricted cash	(7,618)	7,811	(5,972)	(2,979)
Cash, cash equivalents and restricted cash at beginning of year	23,209	17,617	14,400	19,460
Cash, cash equivalents and restricted cash at June 30	15,591	25,428	8,427	16,480
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	—	—	537	587
Cash, cash equivalents and restricted cash of continuing operations at June 30	$15,591	$25,428	$7,890	$15,893
2021 2Q FORM 10-Q 35

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions, net of tax)	2021	2020	2021	2020
Net earnings (loss)	$(1,135)	$(2,132)	$(3,933)	$4,101
Less net earnings (loss) attributable to noncontrolling interests	(3)	(145)	1	(111)
Net earnings (loss) attributable to the Company	$(1,131)	$(1,987)	$(3,934)	$4,212

Investment securities	$(1)	$27	$(19)	$(14)
Currency translation adjustments	130	(57)	240	78
Cash flow hedges	27	53	90	(158)
Benefit plans	914	604	1,619	1,640
Less: other comprehensive income (loss) attributable to noncontrolling interests	(2)	2	1	7
Other comprehensive income (loss) attributable to the Company	$1,073	$625	$1,929	$1,539

Comprehensive income (loss)	$(64)	$(1,505)	$(2,003)	$5,647
Less: comprehensive income (loss) attributable to noncontrolling interests	(5)	(143)	2	(104)
Comprehensive income (loss) attributable to the Company	$(58)	$(1,362)	$(2,005)	$5,751

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions)	2021	2020	2021	2020
Preferred stock issued	$6	$6	$6	$6
Common stock issued	$702	$702	$702	$702

Beginning balance	(8,893)	(10,819)	(9,749)	(11,732)
Investment securities	(1)	27	(19)	(14)
Currency translation adjustments	132	(58)	240	75
Cash flow hedges	27	53	90	(158)
Benefit plans	914	604	1,618	1,636
Accumulated other comprehensive income (loss) ending balance	$(7,820)	$(10,194)	$(7,820)	$(10,194)
Beginning balance	34,042	34,296	34,307	34,405
Gains (losses) on treasury stock dispositions	(110)	(163)	(493)	(412)
Stock-based compensation	107	111	213	216
Other changes	(8)	48	5	83
Other capital ending balance	$34,032	$34,292	$34,032	$34,292
Beginning balance	89,276	93,615	92,247	87,732
Net earnings (loss) attributable to the Company	(1,131)	(1,987)	(3,934)	4,212
Dividends and other transactions with shareholders	(152)	(439)	(320)	(581)
Changes in accounting (Note 1)	—	—	—	(175)
Retained earnings ending balance	$87,993	$91,188	$87,993	$91,188
Beginning balance	(81,548)	(82,516)	(81,961)	(82,797)
Purchases	(45)	(8)	(82)	(22)
Dispositions	168	204	618	498
Common stock held in treasury ending balance	$(81,425)	$(82,320)	$(81,425)	$(82,320)
GE shareholders' equity balance	33,487	33,674	33,487	33,674
Noncontrolling interests balance (Note 17)	1,560	1,579	1,560	1,579
Total equity balance at June 30	$35,047	$35,254	$35,047	$35,254

2021 2Q FORM 10-Q 36

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

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS. On March 31, 2020, we completed the sale of our BioPharma business within our Healthcare segment for total consideration of $21,112 million (after certain working capital adjustments) and incurred $185 million of cash payments directly associated with the transaction. In the first half of 2020, we recognized a pre-tax gain of $12,341 million ($11,199 million after-tax) in our consolidated Statement of Earnings (Loss).

DISCONTINUED OPERATIONS primarily comprise our GE Capital Aviation Services (GECAS) business, our mortgage portfolio in Poland, and other trailing assets and liabilities associated with the dispositions of certain GE Capital and GE Industrial businesses. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented.

GECAS. On March 9, 2021 we entered into an agreement with AerCap Holdings N.V. (AerCap) to combine our GECAS business with AerCap. GE will receive total consideration consisting of $23,905 million cash subject to contractual closing adjustments, 111.5 million shares of AerCap common stock (approximately 46% ownership interest) valued at $5,710 million based on AerCap’s closing share price of $51.21 on June 30, 2021 and $1,000 million paid in AerCap notes and/or cash upon closing at AerCap's option. As a result, we have reclassified GECAS' results to discontinued operations for all periods presented and recognized a non-cash after-tax loss of $3,869 million in discontinued operations in the first half of 2021. Given the economics of GECAS accrue to AerCap in conjunction with the transaction, the net impact of GECAS (loss on sale and operations) could change materially, mainly due to fluctuations in AerCap's closing share price. While AerCap shareholders have approved the transaction, completion remains subject to regulatory approvals and other customary closing conditions.

After completion of the transaction, we will elect to prospectively measure our investment in AerCap at fair value and expect to have continuing involvement with AerCap, primarily through our ownership interest and ongoing sales or leases of products and services.

2021 2Q FORM 10-Q 37

Bank BPH. The mortgage portfolio in Poland (Bank BPH) comprises floating rate residential mortgages, 86% of which are indexed to or denominated in foreign currencies (primarily Swiss francs). At June 30, 2021, the total portfolio had a carrying value of $1,991 million with a 1.86% 90-day delinquency rate and an average loan to value ratio of approximately 59.7%. The portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields as well as estimates with respect to ongoing litigation in Poland related to foreign currency-denominated mortgages and other factors. Earnings from discontinued operations for the six months ended June 30, 2021 included $278 million non-cash pre-tax charges, reflecting estimates with respect to ongoing litigation as well as market yields, primarily in the first quarter of 2021. Future changes in the estimated legal liabilities or market yields could result in further losses related to these loans in future reporting periods. See Note 21 for further information.

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

For the six months ended June 30, 2021, we had sales of $331 million and purchases of $130 million with BKR for products and services outside of the JV. We collected net cash of $206 million from BKR related to sales, purchases and transition services.

In the first half of 2021, we had sales of $237 million to BKR for products and services from the JV, and we collected cash of $300 million. When our investment in BKR is reduced to below 20%, we will deconsolidate the JV. A deconsolidation of the JV is not expected to have a material impact on GE Industrial Cash from operating activities (CFOA).

In addition, in the first half of 2021, we received $28 million of repayments on the promissory note receivable from BKR and dividends of $104 million on our investment.

RESULTS OF DISCONTINUED OPERATIONS	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Operations
GE Capital revenues from services	$902	$1,055	$1,535	$2,065
Cost of goods and services sold	(8)	(840)	(376)	(1,387)
Other income, costs and expenses	(311)	(1,248)	(697)	(1,709)

Earnings (loss) of discontinued operations before income taxes	$583	$(1,033)	$462	$(1,031)
Benefit (provision) for income taxes	(50)	49	(79)	30
Earnings (loss) of discontinued operations, net of taxes(a)	$533	$(984)	$384	$(1,001)

Disposal
Gain (loss) on disposal before income taxes	$(1,133)	$(10)	$(3,835)	$(13)
Benefit (provision) for income taxes	37	—	(7)	—
Gain (loss) on disposal, net of taxes(b)	$(1,097)	$(10)	$(3,842)	$(13)

Earnings (loss) from discontinued operations, net of taxes	$(564)	$(993)	$(3,458)	$(1,015)
(a) Included $496 million and $(1,024) million from GECAS operations, including zero and $838 million of depreciation and amortization, for the three months ended June 30, 2021 and 2020, respectively. Included $673 million and $(869) million from GECAS operations, including $359 million and $1,384 million of depreciation and amortization, for the six months ended June 30, 2021 and 2020, respectively. Depreciation and amortization ceased on March 10, 2021.
(b) Loss for the three months ended June 30, 2021 was primarily driven by GECAS due to a decrease in fair value of AerCap common stock to be received of $840 million and an increase in GECAS net assets of $440 million attributable to income from operations, partially offset by associated income tax benefit.
2021 2Q FORM 10-Q 38

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	June 30, 2021	December 31, 2020
Cash, cash equivalents and restricted cash	$31	$—
Financing receivables - net	2,102	—
Other GE Capital receivables	1,989	—
Property, plant, and equipment - net	28,407	—
Valuation allowance on disposal group classified as discontinued operations	(3,709)	—
All other current assets	4,366	—
Total current assets of discontinued operations	33,186	—
Cash, cash equivalents and restricted cash	506	623
Financing receivables - net	—	2,710
Other GE Capital receivables	57	1,844
Financing receivables held for sale (Polish mortgage portfolio)	1,991	2,461
Property, plant, and equipment - net	96	28,429
All other assets	405	4,683
Assets of discontinued operations(a)	$36,244	$40,749

Deferred income taxes	$2,274	$—
Accounts payable and all other liabilities	2,648	—
Total current liabilities of discontinued operations	4,922	—
Deferred income taxes	—	2,172
Accounts payable and all other liabilities(b)	17	3,010
Liabilities of discontinued operations(a)	$4,939	$5,182
(a) Included $33,186 million and $37,199 million of assets and $4,922 million and $4,997 million of liabilities for GECAS as of June 30, 2021 and December 31, 2020, respectively.
(b) Included within All other liabilities of discontinued operations at June 30, 2021 and December 31, 2020 are intercompany tax receivables in the amount of $817 million and $704 million, respectively, primarily related to previously disposed financial services businesses, which are eliminated upon consolidation.

NOTE 3. INVESTMENT SECURITIES. All of our debt securities are classified as available-for-sale and substantially all are investment-grade supporting obligations to annuitants and policyholders in our run-off insurance operations. We have adopted the fair value option for our investment in BKR (comprising 267.7 million shares with approximately 26% ownership and a promissory note receivable as of June 30, 2021), which is recorded as Equity securities with readily determinable fair values. We classify investment securities as current or non-current based on our intent regarding the usage of proceeds from those investments. Investment securities held within insurance entities are classified as non-current as they support the long-duration insurance liabilities.

	June 30, 2021				December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity (Baker Hughes)	$6,134	$—	$—	$6,134	$7,319	$—	$—	$7,319
Current investment securities	$6,134	$—	$—	$6,134	$7,319	$—	$—	$7,319
Debt
U.S. corporate	$24,455	$5,703	$(26)	$30,133	$23,604	$6,651	$(26)	$30,230
Non-U.S. corporate	2,631	372	(2)	3,001	2,283	458	(1)	2,740
State and municipal	3,316	780	(4)	4,091	3,387	878	(9)	4,256
Mortgage and asset-backed	3,685	161	(38)	3,808	3,652	171	(71)	3,752
Government and agencies	1,137	137	(2)	1,273	1,169	184	—	1,353
Other equity	360	—	—	360	218	—	—	218
Non-current investment securities	$35,583	$7,153	$(71)	$42,665	$34,313	$8,342	$(106)	$42,549
Total	$41,717	$7,153	$(71)	$48,800	$41,632	$8,342	$(106)	$49,868

The amortized cost of debt securities as of June 30, 2021 excludes accrued interest of $416 million, which is reported in current Other GE Capital receivables.

The estimated fair value of investment securities at June 30, 2021 decreased since December 31, 2020, primarily due to higher market yields and the sale of BKR shares, partially offset by new investments in our Insurance business and the mark-to-market effect on our remaining interest in BKR.

2021 2Q FORM 10-Q 39

Total estimated fair value of debt securities in an unrealized loss position were $2,336 million and $1,765 million, of which $495 million and $165 million had gross unrealized losses of $(38) million and $(20) million and had been in a loss position for 12 months or more at June 30, 2021 and December 31, 2020, respectively. Gross unrealized losses of $(71) million at June 30, 2021 included $(26) million related to U.S. corporate securities and $(35) million related to commercial mortgage-backed securities (CMBS). The majority of our CMBS in an unrealized loss position have received investment-grade credit ratings from the major rating agencies and are collateralized by pools of commercial mortgage loans on real estate.

Net unrealized gains (losses) for equity securities with readily determinable fair values, which are recorded in Other income within continuing operations, were $408 million and $1,929 million for the three months ended and $646 million and $(3,843) million for the six months ended June 30, 2021 and 2020, respectively.

Proceeds from debt and equity securities sales, early redemptions by issuers and principal payments on the BKR promissory note totaled $1,618 million and $1,450 million for the three months ended and $2,951 million and $2,705 million for the six months ended June 30, 2021 and 2020, respectively. Gross realized gains on debt securities were $14 million and $82 million for the three months ended and $43 million and $128 million for the six months ended June 30, 2021 and 2020, respectively. Gross realized losses and impairments on debt securities were insignificant and $(34) million for the three months ended and insignificant and $(44) million for the six months ended June 30, 2021 and 2020, respectively.

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at June 30, 2021 are as follows:

	Amortized cost	Estimated fair value
Within one year	$745	$755
After one year through five years	3,236	3,544
After five years through ten years	6,410	7,557
After ten years	21,147	26,642
We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Substantially all our equity securities are classified within Level 1 and our debt securities are primarily classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $5,718 million and $5,866 million are classified within Level 3, as significant inputs to the valuation model are unobservable at June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021 and 2020, there were no significant transfers into or out of Level 3.

In addition to the equity securities described above, we hold $329 million and $274 million of equity securities without readily determinable fair values at June 30, 2021 and December 31, 2020, respectively, that are classified within non-current All other assets in our consolidated Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were $28 million and $(53) million for the three months ended and $31 million and $(145) million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	Consolidated		GE Industrial
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Customer receivables	$12,188	$13,459	$11,323	$9,841
Sundry receivables(a)(b)	4,115	4,395	4,112	4,763
Allowance for credit losses(c)	(1,113)	(1,164)	(1,110)	(1,161)
Total current receivables	$15,190	$16,691	$14,324	$13,442
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
(b) Consolidated current receivables included a deferred purchase price receivable, which represents our retained risk with respect to current customer receivables sold to third parties through our active receivables facilities. The balance of the deferred purchase price held by GE Capital as of June 30, 2021 and December 31, 2020 was $485 million and $413 million, respectively.
(c) GE Industrial allowance for credit losses decreased primarily due to write-offs and foreign currency impact, partially offset by net new provisions of $102 million.

2021 2Q FORM 10-Q 40

Sales of GE Industrial current customer receivables. Effective April 1, 2021, the Company discontinued the majority of its factoring programs. Sales to GE Capital occurring after March 31, 2021 are only in connection with our remaining unconsolidated receivables facility described below. Customer receivables held by GE Capital and third parties were $3,134 million and $2,582 million, respectively, at March 31, 2021. When GE Industrial sells customer receivables to GE Capital or third parties, it accelerates the receipt of cash that would otherwise have been collected from customers. In any given period, the amount of cash received from sales of customer receivables compared to the cash GE Industrial would have otherwise collected had those customer receivables not been sold represents the cash generated or used in the period relating to this activity. GE Industrial sales of customer receivables to GE Capital or third parties are made on arms-length terms and any discount related to time value of money is recognized by GE Industrial when the customer receivables are sold. In our Statement of Cash Flows, receivables purchased and retained by GE Capital are reflected as cash from operating activities at GE Industrial, primarily as cash used for investing activities at GE Capital and are eliminated in consolidation. Collections on receivables purchased by GE Capital are reflected primarily as cash from investing activities at GE Capital and are reclassified to cash from operating activities in consolidation. As of June 30, 2021 and 2020, GE Industrial sold approximately 21% and 45%, respectively, of its gross customer receivables to GE Capital or third parties. Activity related to customer receivables sold by GE Industrial is as follows:

	2021				2020
	GE Capital		Third Parties		GE Capital		Third Parties
Balance at January 1	$3,618		$2,992		$3,087		$6,757
GE Industrial sales to GE Capital	9,783		—		16,964		—
GE Industrial sales to third parties	—		453		—		515
GE Capital sales to third parties	(6,763)		6,763		(9,914)		9,914
Collections and other	(5,859)		(8,077)		(6,825)		(13,289)
Reclassification from long-term customer receivables	86		—		170		—
Balance at June 30	$865	(a)	$2,131	(b)	$3,482	(a)	$3,897
(a) At June 30, 2021 and 2020, $439 million and $661 million, respectively, of the current receivables purchased and retained by GE Capital had been sold by GE Industrial to GE Capital with recourse (i.e., GE Industrial retains all or some risk of default). The effect on GE Industrial CFOA of claims by GE Capital on receivables sold with recourse was insignificant for the six months ended June 30, 2021 and 2020.
(b) Included $1,936 million in our active unconsolidated receivables facility at June 30, 2021, under which we currently expect to continue sales of GE Industrial receivables in the future.

LONG-TERM RECEIVABLES	Consolidated		GE Industrial
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Long-term customer receivables(a)	$593	$585	$579	$474
Long-term sundry receivables(b)	1,675	1,748	1,979	2,097
Allowance for credit losses	(138)	(142)	(138)	(142)
Total long-term receivables	$2,130	$2,191	$2,420	$2,430
(a) As of June 30, 2021 and December 31, 2020, GE Capital held $14 million and $111 million, respectively, of GE Industrial long-term customer receivables, substantially all of which are with recourse (i.e., GE Industrial retains all or some risk of default).
(b) Includes supplier advances, revenue sharing programs receivables, other non-income based tax receivables and certain intercompany balances that eliminate upon consolidation.

UNCONSOLIDATED RECEIVABLES FACILITIES. GE Capital has one active revolving receivables facility, under which customer receivables purchased from GE Industrial are sold to third parties. In this facility, which has a program size of $2,000 million as of June 30, 2021, upon the sale of receivables, we receive proceeds of cash and deferred purchase price and the Company’s remaining risk with respect to the sold receivables is limited to the balance of the deferred purchase price.

Activity related to our unconsolidated receivables facilities is included in the GE Capital sales to third parties line in the sales of GE Industrial current customer receivables table above and is as follows:

Six months ended June 30	2021	2020
Customer receivables sold to receivables facilities	$5,334	$7,662
Total cash purchase price for customer receivables	5,011	7,222
Cash collections re-invested to purchase customer receivables	4,468	6,435

Non-cash increases to deferred purchase price	$288	$390
Cash payments received on deferred purchase price	217	274

CONSOLIDATED SECURITIZATION ENTITIES. GE Capital consolidates two variable interest entities (VIEs) that purchased customer receivables and long-term customer receivables from GE Industrial prior to the April 1, 2021 discontinuation of the majority of the Company's factoring programs. At June 30, 2021 and December 31, 2020, these VIEs held current customer receivables of $384 million and $1,489 million and long-term customer receivables of $9 million and $93 million, respectively. At June 30, 2021 and December 31, 2020, the outstanding non-recourse debt under their respective debt facilities was $68 million and $892 million, respectively.

2021 2Q FORM 10-Q 41

NOTE 5. FINANCING RECEIVABLES AND ALLOWANCES

	Consolidated		GE Capital
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Loans, net of deferred income	$347	$359	$1,645	$4,182
Allowance for losses	(31)	(32)	(12)	(10)
Current financing receivables – net	$316	$326	$1,632	$4,172

We manage our GE Capital financing receivables portfolio using delinquency data as key performance indicators. At June 30, 2021 and December 31, 2020, financing receivables over 30 days past due were 3.1% and 2.8% and 90 days past due were 2.2% and 1.7%, respectively.

GE Capital financing receivables that comprise receivables purchased from GE Industrial are reclassified to either Current receivables or All other assets in our consolidated Statement of Financial Position. To the extent these receivables are purchased with full or limited recourse, they are excluded from the delinquency above. See Note 4 for further information.

NOTE 6. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	June 30, 2021	December 31, 2020
Raw materials and work in process	$8,393	$7,937
Finished goods	6,184	5,654
Deferred inventory costs(a)	2,439	2,299
Inventories, including deferred inventory costs	$17,016	$15,890
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aviation) and other costs for which the criteria for revenue recognition has not yet been met.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2021	December 31, 2020
Original cost	$32,274	$32,098
Less accumulated depreciation and amortization	(18,858)	(18,251)
Right-of-use operating lease assets	2,753	2,852
Property, plant and equipment – net	$16,169	$16,699

Consolidated depreciation and amortization on property, plant and equipment was $483 million and $460 million for the three months ended June 30, 2021 and 2020, respectively, and $935 million and $921 million for the six months ended June 30, 2021 and 2020, respectively.

Operating Lease Liabilities. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $3,051 million and $3,195 million, as of June 30, 2021 and December 31, 2020, respectively, which included GE Industrial operating lease liabilities of $2,993 million and $3,133 million, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $258 million and $285 million for the three months ended June 30, 2021 and 2020, respectively, and $539 million and $579 million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL	January 1, 2021	Acquisitions	Currency exchange and other	Balance at June 30, 2021
Aviation	$9,247	$—	$(52)	$9,195
Healthcare	11,855	45	(5)	11,894
Renewable Energy	3,401	—	(22)	3,379
Power	146	—	—	145
Corporate	876	—	2	877
Total	$25,524	$45	$(78)	$25,491

In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including (i) the results of our impairment testing from the most recent testing date, (ii) downward revisions to internal forecasts or decreases in market multiples, if any, and (iii) declines in market capitalization. In the first half of 2021, we did not identify any reporting units that required an interim impairment test. However, we continue to monitor the operating results and cash flow forecasts of our Additive reporting unit in our Aviation segment as the fair value of this reporting unit was not significantly in excess of its carrying value. At June 30, 2021, our Additive reporting unit had goodwill of $240 million.
2021 2Q FORM 10-Q 42

Substantially all other intangible assets of $9,460 million and $9,671 million at June 30, 2021 and December 31, 2020, respectively, are subject to amortization. Intangible assets decreased in the first half of 2021, primarily as a result of amortization partially offset by the acquisition of patents and technology at Aviation and Healthcare of $304 million. Consolidated amortization expense was $288 million and $299 million in the three months ended, and $589 million and $617 million in the six months ended, June 30, 2021 and 2020, respectively.

NOTE 9. REVENUES. The equipment and services revenues classification in the table below is consistent with our segment MD&A presentation.

EQUIPMENT & SERVICES REVENUES
Three months ended June 30	2021			2020
	Equipment	Services	Total	Equipment	Services	Total
Aviation	$1,865	$2,974	$4,840	$1,938	$2,446	$4,384
Healthcare	2,257	2,197	4,454	2,050	1,843	3,893
Renewable Energy	3,305	745	4,049	2,722	783	3,505
Power	1,071	3,224	4,295	1,488	2,669	4,156
Corporate items and industrial eliminations	(195)	44	(151)	9	120	129
Total GE Industrial revenues	$8,302	$9,185	$17,487	$8,206	$7,860	$16,066

Six months ended June 30	2021			2020
	Equipment	Services	Total	Equipment	Services	Total
Aviation	$3,712	$6,120	$9,832	$4,302	$6,975	$11,276
Healthcare	4,484	4,278	8,761	4,749	3,872	8,620
Renewable Energy	6,148	1,149	7,297	5,298	1,401	6,698
Power	2,312	5,904	8,216	2,994	5,187	8,181
Corporate items and industrial eliminations	(383)	93	(290)	(39)	174	135
Total GE Industrial revenues	$16,273	$17,543	$33,816	$17,303	$17,608	$34,910

REVENUES	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Commercial Engines & Services	$3,115	$2,519	$6,469	$7,631
Military	1,041	1,161	1,997	2,121
Systems & Other	684	703	1,366	1,524
Aviation	$4,840	$4,384	$9,832	$11,276

Healthcare Systems	$3,915	$3,523	$7,740	$6,971
Pharmaceutical Diagnostics	539	370	1,021	820
BioPharma	—	—	—	830
Healthcare	$4,454	$3,893	$8,761	$8,620

Onshore Wind	$2,883	$2,487	$5,001	$4,612
Grid Solutions equipment and services	776	812	1,571	1,652
Hydro	194	151	359	330
Offshore Wind and Hybrid Solutions	196	54	366	105
Renewable Energy	$4,049	$3,505	$7,297	$6,698

Gas Power	$3,049	$3,077	$5,878	$5,936
Steam Power	831	763	1,537	1,571
Power Conversion, Nuclear and other	415	316	800	674
Power	$4,295	$4,156	$8,216	$8,181

Corporate items and industrial eliminations	(151)	129	(290)	135
Total GE Industrial revenues	$17,487	$16,066	$33,816	$34,910
Capital	858	861	1,736	1,698
GE Capital-GE Industrial eliminations	$(66)	$(123)	$(154)	$(314)
Consolidated revenues	$18,279	$16,805	$35,397	$36,294

REMAINING PERFORMANCE OBLIGATION. As of June 30, 2021, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $227,465 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $44,097 million, of which 56%, 83% and 97% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $183,368 million, of which 13%, 44%, 66% and 82% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

2021 2Q FORM 10-Q 43

NOTE 10. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $91 million in the six months ended June 30, 2021 primarily due to increases in customer advances and other and the timing of revenue recognition ahead of billing milestones on long-term equipment contracts, partially offset by a decrease in long-term service agreements. Our long-term service agreements decreased primarily due to billings of $4,719 million, offset by revenues recognized of $4,472 million, a net unfavorable change in estimated profitability of $251 million at Aviation and a net favorable change in estimated profitability of $56 million at Power.

June 30, 2021	Aviation	Healthcare	Renewable Energy	Power	Other	Total
Revenues in excess of billings	$2,397	$—	$—	$5,433	$—	$7,829
Billings in excess of revenues	(5,528)	—	—	(1,404)	—	(6,931)
Long-term service agreements	$(3,131)	$—	$—	$4,029	$—	$898
Short-term and other service agreements	315	179	97	117	20	729
Equipment contract revenues	45	287	1,341	1,897	233	3,804
Current contract assets	$(2,771)	$466	$1,438	$6,043	$253	$5,431

Nonrecurring engineering costs	2,460	33	33	18	—	2,544
Customer advances and other	2,611	127	—	848	—	3,587
Non-current contract and other deferred assets	$5,071	$160	$33	$867	$—	$6,131
Total contract and other deferred assets	$2,300	$626	$1,471	$6,910	$254	$11,561

December 31, 2020
Revenues in excess of billings	$3,072	$—	$—	$5,282	$—	$8,354
Billings in excess of revenues	(5,375)	—	—	(1,640)	—	(7,015)
Long-term service agreements	$(2,304)	$—	$—	$3,642	$—	$1,338
Short-term and other service agreements	282	173	106	129	29	719
Equipment contract revenues	59	306	1,127	2,015	201	3,707
Current contract assets	$(1,963)	$479	$1,233	$5,786	$229	$5,764

Nonrecurring engineering costs	2,409	31	34	16	—	2,490
Customer advances and other	2,481	128	—	822	(32)	3,398
Non-current contract and other deferred assets	$4,889	$159	$34	$838	$(32)	$5,888
Total contract and other deferred assets	$2,927	$638	$1,268	$6,623	$197	$11,653

Progress collections and deferred income decreased $1,191 million primarily due to the timing of revenue recognition in excess of new collections received, primarily at Renewable Energy and Aviation. Revenues recognized for contracts included in a liability position at the beginning of the year were $9,778 million and $6,870 million for the six months ended June 30, 2021 and 2020, respectively.

June 30, 2021	Aviation	Healthcare	Renewable Energy	Power	Other	Total
Progress collections on equipment contracts	$181	$—	$1,607	$5,085	$—	$6,873
Other progress collections	4,234	443	3,341	373	83	8,475
Current deferred income	141	1,385	212	24	91	1,853
Progress collections and deferred income	$4,557	$1,828	$5,160	$5,483	$174	$17,201
Non-current deferred income	874	568	203	125	9	1,779
Total Progress collections and deferred income	$5,431	$2,396	$5,363	$5,607	$184	$18,981

December 31, 2020
Progress collections on equipment contracts	$214	$—	$1,229	$4,918	$—	$6,362
Other progress collections	4,623	414	4,604	458	152	10,252
Current deferred income	132	1,309	194	17	105	1,757
Progress collections and deferred income	$4,969	$1,724	$6,028	$5,393	$257	$18,371
Non-current deferred income	898	564	214	116	10	1,801
Total Progress collections and deferred income	$5,867	$2,288	$6,241	$5,509	$267	$20,172
NOTE 11. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method and other investments, long-term customer and sundry receivables (see Note 4), cash and cash equivalents in our run-off insurance operations and prepaid taxes and other deferred charges. Consolidated All other non-current assets increased $1,602 million in the six months ended June 30, 2021, primarily due to increases in pension surplus of $732 million driven primarily by remeasurement related to freezing the UK pension plans, Insurance cash and cash equivalents of $565 million (see Note 13) and equity method and other investments of $306 million.
2021 2Q FORM 10-Q 44

NOTE 12. BORROWINGS

	June 30, 2021	December 31, 2020
Current portion of long-term borrowings	$1,021	$36
Current portion of long-term borrowings assumed by GE Industrial	1,495	2,432
Other	352	882
Total GE Industrial short-term borrowings	$2,869	$3,350

Current portion of long-term borrowings	$1,394	$788
Intercompany payable to GE Industrial	1,495	2,432
Non-recourse borrowings of consolidated securitization entities	68	892
Other	107	283
Total GE Capital short-term borrowings	$3,063	$4,395

Eliminations	(1,638)	(3,033)
Total short-term borrowings	$4,293	$4,713

Senior notes	$13,858	$18,994
Senior notes assumed by GE Industrial	14,884	18,178
Subordinated notes assumed by GE Industrial	1,793	1,779
Other	401	435
Total GE Industrial long-term borrowings	$30,935	$39,386

Senior notes	$27,611	$30,132
Subordinated notes	160	189
Intercompany payable to GE Industrial	13,500	16,780
Other	524	483
Total GE Capital long-term borrowings	$41,796	$47,584

Eliminations	(13,500)	(16,780)
Total long-term borrowings	$59,231	$70,189
Total borrowings	$63,524	$74,902

At June 30, 2021, the outstanding GE Capital borrowings that had been assumed by GE Industrial as part of the GE Capital Exit Plan was $18,173 million ($1,495 million short-term and $16,678 million long-term), for which GE Industrial has an offsetting Receivable from GE Capital of $14,996 million. The difference of $3,177 million in long-term borrowings represents the amount of borrowings GE Capital had funded with available cash to GE Industrial via intercompany loans in lieu of GE Industrial issuing borrowings externally.

At June 30, 2021, total GE Industrial borrowings of $18,808 million comprised GE Industrial-issued borrowings of $15,631 million and intercompany loans from GE Capital to GE Industrial of $3,177 million as described above.

GE Industrial has provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities issued by GE Capital. This guarantee applied to $27,518 million and $28,503 million of GE Capital debt at June 30, 2021 and December 31, 2020, respectively.

In the second quarter of 2021, GE Industrial completed a tender offer to purchase $4,114 million in aggregate principal amount of certain GE Industrial unsecured debt, comprising $201 million of 2.700% Notes due 2022, $752 million of 4.250% Notes due 2040, $377 million of 4.125% Notes due 2042, $311 million of 4.500% Notes due 2044 and $2,473 million of 4.350% Notes due 2050. The total cash consideration paid for these purchases was $4,756 million and the total carrying amount of the purchased notes was $4,084 million, resulting in a total pre-tax loss of $645 million. In addition to the purchase price, GE Industrial paid any accrued and unpaid interest on the purchased notes through the date of purchase.

In the second quarter of 2021, GE Capital completed a tender offer to purchase a total of $2,879 million in aggregate principal amount of certain senior unsecured debt, comprising $23 million of 4.650% Notes due 2021, $56 million of 3.150% Notes due 2022, $75 million of 3.100% Notes due 2023, $503 million of 6.150% Notes due 2037, $1,400 million of 5.875% Notes due 2038 and $823 million of 6.875% Notes due 2039. The total cash consideration paid for these purchases was $3,940 million and the carrying amount of the purchased notes was $3,191 million, resulting in a total pre-tax loss of $771 million. In addition to the purchase price, GE Capital paid any accrued and unpaid interest on the purchased notes through the date of purchase.

See Note 19 for further information about borrowings and associated interest rate swaps.

2021 2Q FORM 10-Q 45

NOTE 13. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations generated revenues of $803 million and $786 million and profit (loss) of $192 million and $114 million for the three months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, revenues were $1,578 million and $1,402 million and profit (loss) was $308 million and $21 million, respectively. These operations were supported by assets of $51,810 million and $50,824 million at June 30, 2021 and December 31, 2020, respectively. A summary of our insurance contracts is presented below:

June 30, 2021	Long-term care	Structured settlement annuities & life	Other contracts	Other adjustments(a)	Total
Future policy benefit reserves	$17,042	$9,013	$188	$7,028	$33,271
Claim reserves	4,368	270	990	—	5,628
Investment contracts	—	999	982	—	1,981
Unearned premiums and other	15	189	127	—	332
	21,426	10,472	2,287	7,028	41,212
Eliminations	—	—	(417)	—	(417)
Total	$21,426	$10,472	$1,870	$7,028	$40,795

December 31, 2020	Long-term care	Structured settlement annuities & life	Other contracts	Other adjustments(a)	Total
Future policy benefit reserves	$16,934	$9,207	$181	$8,160	$34,482
Claim reserves	4,393	275	1,068	—	5,736
Investment contracts	—	1,034	1,016	—	2,049
Unearned premiums and other	19	189	89	—	298
	21,346	10,705	2,354	8,160	42,565
Eliminations	—	—	(374)	—	(374)
Total	$21,346	$10,705	$1,980	$8,160	$42,191
(a) To the extent that unrealized gains on specific investment securities supporting our insurance contracts would result in a premium deficiency should those gains be realized, an increase in future policy benefit reserves is recorded, with an after-tax reduction of net unrealized gains recognized through Accumulated other comprehensive income (loss) (AOCI) in our consolidated Statement of Earnings (Loss). The decrease in Other adjustments of $1,132 million is a result of the decline in unrealized gains on investment securities.

Claim reserves included incurred claims of $799 million and $945 million, of which insignificant amounts related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation for the six months ended June 30, 2021 and 2020, respectively. Paid claims were $866 million and $888 million in the six months ended June 30, 2021 and 2020, respectively.

Reinsurance recoverables, net of allowances of $1,566 million and $1,510 million, are included in non-current Other GE Capital receivables in our consolidated Statement of Financial Position, and amounted to $2,596 million and $2,552 million at June 30, 2021 and December 31, 2020, respectively. The vast majority of our remaining net reinsurance recoverables are secured by assets held in a trust for which we are the beneficiary.

2021 2Q FORM 10-Q 46

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

PRINCIPAL PENSION PLANS	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Service cost for benefits earned	$58	$192	$122	$345
Prior service cost amortization	7	37	14	74
Expected return on plan assets	(762)	(748)	(1,525)	(1,496)
Interest cost on benefit obligations	490	589	976	1,176
Net actuarial loss amortization	878	851	1,742	1,699
Benefit plans cost	$671	$921	$1,329	$1,798

Principal retiree benefit plans income was $42 million and $22 million for the three months ended June 30, 2021 and 2020, and $82 million and $54 million for the six months ended June 30, 2021 and 2020, respectively. Other pension plans cost was $37 million and $2 million for the three months ended June 30, 2021 and 2020 and $13 million and $9 million for the six months ended June 30, 2021 and 2020, respectively, which includes a curtailment loss of $77 million in 2021 resulting from freezing the UK pension plans, as announced on June 10, 2021.

We also have a defined contribution plan for eligible U.S. employees that provides employer contributions. Defined contribution plan costs were $113 million and $87 million for the three months ended June 30, 2021 and 2020 and $221 million and $182 million for the six months ended June 30, 2021 and 2020, respectively.

NOTE 15. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities and All other liabilities primarily includes liabilities for customer sales allowances, equipment project and commercial liabilities, loss contracts, employee compensation and benefits, income taxes payable and uncertain tax positions, operating lease liabilities (see Note 7), environmental, health and safety remediations and product warranties (see Note 21). GE Industrial All other current liabilities decreased $1,341 million in the six months ended June 30, 2021, primarily due to decreases in liabilities due to GE Capital of $813 million, employee compensation and benefit liabilities of $214 million and taxes payable of $200 million.

NOTE 16. INCOME TAXES. Our consolidated effective income tax rate was 40.7% and (2.1)% during the six months ended June 30, 2021 and 2020, respectively. The tax rate for 2021 reflects a tax benefit on a pre-tax loss. The negative rate for 2020 reflects a tax benefit on pre-tax income. The rate for 2021 is higher than the U.S. statutory rate on the loss primarily due to a tax benefit associated with an internal restructuring to recognize historical losses due to the decrease in fair value. This was partially offset by the cost of global activities, including the base erosion and global intangible minimum tax provisions. During the second quarter of 2021, the United Kingdom enacted changes to tax law including an increase in tax rates. This resulted in an increase in the value of the company's deferred tax assets. However, as a result of changes in the new tax law, the company is restructuring operations resulting in incremental tax liabilities that largely offset the increase in deferred tax assets. The rate for 2020 is lower than the U.S. statutory rate primarily due to the lower tax rate on the sale of our BioPharma business. The tax rate on the BioPharma sale was low because the gain outside the U.S. was taxed at lower than 21% and because we recorded $633 million of the tax associated with preparatory steps for the transaction in the fourth quarter of 2019. This was partially offset by a non-deductible goodwill impairment charge associated with our Additive business within our Aviation segment and by the cost of global activities, including the base erosion and global intangible minimum tax provisions.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2016-2018.

The United Kingdom tax authority (the UK Government) disallowed interest deductions claimed by GE Capital for the years 2004-2015 that could result in a potential impact of approximately $1.1 billion, which includes a possible assessment of tax and reduction of deferred tax assets, not including interest and penalties. We are contesting the disallowance. The UK Government is seeking to set aside a 2005 tax settlement agreement, alleging that GE misstated or omitted relevant facts. In October 2019, the UK Government asserted three new claims of fraudulent misrepresentation, only one of which the Business and Property Court allowed to go forward. In April 2021, the UK Court of Appeal ruled that the equitable portion of that claim was time barred. The UK Government has petitioned the UK Supreme Court to hear an appeal related to the time barred decision, which the UK Supreme Court granted in July 2021. The main case remains scheduled for trial this fall in the Business and Property Court and may (depending on the outcome of the trial) be subject to further proceedings in the UK tax tribunal. We comply with all applicable tax laws and judicial doctrines of the United Kingdom and believe that the entire benefit is more likely than not to be sustained on its technical merits.

2021 2Q FORM 10-Q 47

NOTE 17. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Beginning balance	$42	$20	$60	$61
AOCI before reclasses – net of taxes of $2, $8, $(4) and $7(a)	7	34	(22)	41
Reclasses from AOCI – net of taxes of $(2), $(2) $2 and $(14)	(8)	(7)	3	(55)
AOCI	(1)	27	(19)	(14)
Less AOCI attributable to noncontrolling interests	—	—	—	—
Investment securities AOCI ending balance	$41	$47	$41	$47

Beginning balance	$(4,278)	$(4,685)	$(4,386)	$(4,818)
AOCI before reclasses – net of taxes of $1, $25, $(56) and $20	130	(58)	240	(613)
Reclasses from AOCI – net of taxes of $—, $—, $— and $—(b)	—	1	—	691
AOCI	130	(57)	240	78
Less AOCI attributable to noncontrolling interests	(2)	1	—	3
Currency translation adjustments AOCI ending balance	$(4,146)	$(4,743)	$(4,146)	$(4,743)

Beginning balance	$34	$(163)	$(28)	$49
AOCI before reclasses – net of taxes of $(10), $(24), $(6) and $(69)	32	40	71	(222)
Reclasses from AOCI – net of taxes of $(1), $(1), $9 and $8(b)	(5)	13	18	64
AOCI	27	53	90	(158)
Less AOCI attributable to noncontrolling interests	—	—	—	—
Cash flow hedges AOCI ending balance	$62	$(109)	$62	$(109)

Beginning balance	$(4,691)	$(5,991)	$(5,395)	$(7,024)
AOCI before reclasses – net of taxes of $26, $(2), $(21) and $28	157	(74)	173	145
Reclasses from AOCI – net of taxes of $206, $187, $400 and $426(b)	757	678	1,446	1,495
AOCI	914	604	1,619	1,640
Less AOCI attributable to noncontrolling interests	—	—	1	3
Benefit plans AOCI ending balance	$(3,777)	$(5,387)	$(3,777)	$(5,387)

AOCI at June 30	$(7,820)	$(10,194)	$(7,820)	$(10,194)

Dividends declared per common share	$0.01	$0.01	$0.02	$0.02
(a) Included adjustments of $(1,144) million and $(2,229) million for the three months ended June 30, 2021 and 2020, respectively and
$894 million and $(962) million for the six months ended June 30, 2021 and 2020, respectively, related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 13 for further information.
(b) The total reclassification from AOCI included $836 million, including currency translation of $688 million, net of taxes, for the six months ended June 30, 2020, related to the sale of our BioPharma business within our Healthcare segment.

For information on our preferred stock issuances, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Redeemable noncontrolling interests, presented within All other liabilities in our consolidated Statement of Financial Position, include common shares issued by our affiliates that are redeemable at the option of the holder of those interests and amounted to $457 million and $487 million as of June 30, 2021 and December 31, 2020, respectively.

2021 2Q FORM 10-Q 48

NOTE 18. EARNINGS PER SHARE INFORMATION

Three months ended June 30	2021		2020
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings from continuing operations	$(568)	$(568)	$(994)	$(994)
Preferred stock dividends	(57)	(57)	(192)	(192)
Accretion of redeemable noncontrolling interests, net of tax(a)	(2)	(2)	(135)	(135)
Earnings from continuing operations attributable to common shareholders	(626)	(626)	(1,321)	(1,321)
Earnings (loss) from discontinued operations	(564)	(564)	(994)	(994)
Net earnings (loss) attributable to GE common shareholders	(1,190)	(1,190)	(2,314)	(2,314)

Shares of GE common stock outstanding	8,780	8,780	8,750	8,750
Employee compensation-related shares (including stock options)	—	—	—	—
Total average equivalent shares	8,780	8,780	8,750	8,750

Earnings per share from continuing operations	$(0.07)	$(0.07)	$(0.15)	$(0.15)
Earnings (loss) per share from discontinued operations	(0.06)	(0.06)	(0.11)	(0.11)
Net earnings (loss) per share	(0.14)	(0.14)	(0.26)	(0.26)

Potentially dilutive securities(b)	324		459

Six months ended June 30	2021		2020
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings from continuing operations	$(476)	$(476)	$5,212	$5,212
Preferred stock dividends	(129)	(129)	(235)	(235)
Accretion of redeemable noncontrolling interests, net of tax(a)	—	—	(135)	(135)
Earnings from continuing operations attributable to common shareholders	(604)	(604)	4,841	4,841
Earnings (loss) from discontinued operations	(3,458)	(3,458)	(1,009)	(1,009)
Net earnings attributable to GE common shareholders	(4,062)	(4,062)	3,832	3,832

Shares of GE common stock outstanding	8,775	8,775	8,746	8,746
Employee compensation-related shares (including stock options)	—	—	6	—
Total average equivalent shares	8,775	8,775	8,752	8,746

Earnings from continuing operations	$(0.07)	$(0.07)	$0.55	$0.55
Loss from discontinued operations	(0.39)	(0.39)	(0.12)	(0.12)
Net earnings	(0.46)	(0.46)	0.44	0.44

Potentially dilutive securities(b)	351		440
(a) Represents accretion adjustment of redeemable noncontrolling interests in our Additive business within our Aviation segment.
(b) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three months ended June 30, 2021 and 2020, as a result of the loss from continuing operations, losses were not allocated to the participating securities. For the six months ended June 30, 2021, as a result of the loss from continuing operations, losses were not allocated to the participating securities. For the six months ended June 30, 2020, application of this treatment had an insignificant effect.

NOTE 19. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

		June 30, 2021		December 31, 2020
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,897	$3,088	$2,904	$3,125
Liabilities	Borrowings (Note 12)	63,524	74,087	74,902	86,001
	Investment contracts (Note 13)	1,981	2,402	2,049	2,547

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

2021 2Q FORM 10-Q 49

DERIVATIVES AND HEDGING. Our policy requires that derivatives are used solely for managing risks and not for speculative purposes. Total gross notional was $99,270 million ($44,300 million in GE Capital and $54,970 million in GE Industrial) and $95,647 million ($45,445 million in GE Capital and $50,202 million in GE Industrial) at June 30, 2021 and December 31, 2020, respectively. GE Capital notional relates primarily to managing interest rate and currency risk between financial assets and liabilities, and GE Industrial notional relates primarily to managing currency risk.

FAIR VALUE OF DERIVATIVES	June 30, 2021			December 31, 2020
	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities
Interest rate contracts	$26,643	$1,413	$22	$20,500	$1,912	$7
Currency exchange contracts	6,637	156	53	7,387	164	125
Derivatives accounted for as hedges	$33,280	$1,568	$75	$27,886	$2,076	$132

Interest rate contracts	$272	$6	$—	$346	$8	$(1)
Currency exchange contracts	63,498	680	802	65,379	767	918
Other contracts	2,219	361	7	2,036	218	71
Derivatives not accounted for as hedges	$65,990	$1,048	$809	$67,761	$993	$989

Gross derivatives	$99,270	$2,616	$884	$95,647	$3,069	$1,121

Netting and credit adjustments		$(576)	$(571)		$(647)	$(647)
Cash collateral adjustments		(1,342)	(62)		(1,935)	(104)
Net derivatives recognized in statement of financial position		$698	$251		$487	$369

Net accrued interest		$88	$(2)		$—	$—
Securities held as collateral		(2)	—		(2)	—
Net amount		$783	$249		$484	$369

It is standard market practice to post or receive cash collateral with our derivative counterparties in order to minimize counterparty exposure. Included in GE Capital Cash, cash equivalents and restricted cash was total net cash collateral received on derivatives of $1,551 million (comprising $2,198 million received and $647 million posted) at June 30, 2021 and $3,289 million (comprising $4,203 million received and $914 million posted) at December 31, 2020. Of these amounts, $773 million and $1,968 million at June 30, 2021 and December 31, 2020, respectively, were received on interest rate derivatives traded through clearing houses, which are recorded as a reduction of derivative assets.

Also included in total net cash collateral received are amounts presented as cash collateral adjustments in the table above, amounts related to accrued interest on interest rate derivatives presented as a reduction of Net accrued interest of $58 million and $292 million at June 30, 2021 and December 31, 2020, respectively, and excess net cash collateral posted of $560 million (comprising $8 million received and $568 million posted) at June 30, 2021, and $802 million (comprising $3 million received and $805 million posted) at December 31, 2020, which are excluded from cash collateral adjustments in the table above.

Fair value of derivatives in our consolidated Statement of Financial Position excludes accrued interest.

FAIR VALUE HEDGES. We use derivatives to hedge the effects of interest rate and currency exchange rate changes on our borrowings. Interest rate risk on our borrowings relates to ongoing interest payments on our debt and interest rate risk associated with future debt tenders. At June 30, 2021, the cumulative amount of hedging adjustments of $4,038 million (including $2,341 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $29,121 million. At June 30, 2020, the cumulative amount of hedging adjustments of $6,503 million (including $2,342 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $34,983 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES. Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The gain (loss) recognized in AOCI was $(5) million and $53 million for the three months ended June 30, 2021 and 2020, respectively and $31 million and $(260) million for the six months ended June 30, 2021 and 2020, respectively. These amounts were primarily related to currency exchange and interest rate contracts.

The total amount in AOCI related to cash flow hedges of forecasted transactions was a $51 million gain at June 30, 2021. We expect to reclassify $12 million of gain to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. For all periods presented we recognized an immaterial amount related to hedged forecasted transactions and firm commitments that did not occur by the end of the originally specified period. At June 30, 2021 and 2020, the maximum term of derivative instruments that hedge forecasted transactions was 14 years and 15 years, respectively.

2021 2Q FORM 10-Q 50

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

The total gain (loss) recognized in AOCI on hedging instruments for the three months ended June 30, 2021 and 2020 was $(173) million and $(90) million, and for the six months ended June 30, 2021 and 2020 was $99 million and $68 million, respectively, predominantly from foreign currency debt. For all periods presented we recognized an immaterial amount excluded from assessment and recognized in earnings.

The carrying value of foreign currency debt designated as net investment hedges was $8,226 million and $7,743 million at June 30, 2021 and 2020, respectively. No amount was reclassified from AOCI into earnings for both the three and six months ended June 30, 2021 and 2020, respectively.

The table below presents the effect of our derivative financial instruments in the consolidated Statement of Earnings (Loss):

	Three months ended June 30, 2021					Three months ended June 30, 2020
	Revenues	Cost of sales	Interest Expense	SG&A	Other Income	Revenues	Cost of sales	Interest Expense	SG&A	Other Income
Total amounts presented in the consolidated Statement of Earnings (Loss)	$18,279	$13,618	$488	$2,866	$706	$16,805	$13,633	$561	$3,068	$2,078

Total effect of cash flow hedges	$22	$(3)	$(14)	$—	$—	$15	$(13)	$(12)	$(2)	$—

Hedged items			$(658)					$(122)
Derivatives designated as hedging instruments			630					109
Total effect of fair value hedges			$(27)					$(12)

Interest rate contracts	$1	$—	$55	$—	$—	$(2)	$—	$(4)	$—	$—
Currency exchange contracts	99	5	—	55	(51)	(95)	16	—	104	(32)
Other	—	—	—	57	102	—	—	—	97	11
Total effect of derivatives not designated as hedges	$100	$5	$55	$112	$51	$(97)	$16	$(4)	$201	$(21)

	Six months ended June 30, 2021					Six months ended June 30, 2020
	Revenues	Cost of sales	Interest Expense	SG&A	Other Income	Revenues	Cost of sales	Interest Expense	SG&A	Other Income
Total amounts presented in the consolidated Statement of Earnings (Loss)	$35,397	$26,156	$987	$5,757	$1,332	$36,294	$28,059	$1,122	$6,129	$8,947

Total effect of cash flow hedges	$—	$(6)	$(22)	$1	$—	$(6)	$(38)	$(23)	$(5)	$—

Hedged items			$1,186					$(2,601)
Derivatives designated as hedging instruments			(1,269)					2,620
Total effect of fair value hedges			$(83)					$19

Interest rate contracts	$2	$—	$46	$—	$(1)	$(28)	$—	$(13)	$—	$—
Currency exchange contracts	403	4	—	114	(12)	(616)	29	—	159	(21)
Other	—	—	—	112	121	—	—	—	(63)	(11)
Total effect of derivatives not designated as hedges	$405	$4	$46	$226	$108	$(644)	$29	$(13)	$95	$(32)

The gain (loss) of amount excluded for cash flow hedges was $10 million and $7 million for the three months ended June 30, 2021 and 2020, respectively, and $(6) million and $22 million for the six months ended June 30, 2021 and 2020, respectively. This amount is recognized primarily in Revenues in our consolidated Statement of Earnings (Loss).

2021 2Q FORM 10-Q 51

COUNTERPARTY CREDIT RISK. We manage the risk that counterparties will default and not make payments to us according to the terms of our agreements on an individual counterparty basis. Where we have agreed to netting of derivative exposures with a counterparty, we net our exposures with that counterparty and apply the value of collateral posted to us to determine the exposure. We actively monitor these net exposures against defined limits and take appropriate actions in response, including requiring additional collateral. Our exposures to counterparties (including accrued interest), net of collateral we held, was $682 million and $392 million at June 30, 2021 and December 31, 2020, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $182 million and $307 million at June 30, 2021 and December 31, 2020, respectively.

NOTE 20. VARIABLE INTEREST ENTITIES. In addition to the two VIEs detailed in Note 4, in our consolidated Statement of Financial Position, we have assets of $1,849 million and $1,733 million and liabilities of $521 million and $657 million, inclusive of intercompany eliminations, at June 30, 2021 and December 31, 2020, respectively, from other consolidated VIEs. These entities were created to help our customers facilitate or finance the purchase of GE goods and services and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities. Substantially all the assets of our consolidated VIEs at June 30, 2021 can only be used to settle the liabilities of those VIEs.

Our investments in unconsolidated VIEs were $3,910 million and $3,230 million at June 30, 2021 and December 31, 2020, respectively. These investments are primarily owned by GE Capital businesses of which $1,334 million and $1,141 million were owned by EFS, comprising equity method investments, primarily renewable energy tax equity investments, at June 30, 2021 and December 31, 2020, respectively. In addition, $2,350 million and $1,833 million were owned by our run-off insurance operations, primarily comprising investment securities at June 30, 2021 and December 31, 2020, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects implementation of our revised reinvestment plan, which incorporates the introduction of strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 21.

NOTE 21. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. GE Capital had total investment commitments of $3,047 million at June 30, 2021. The commitments primarily comprise project financing investments in thermal and wind energy projects of $571 million and investments by our run-off insurance operations in investment securities and other assets of $2,476 million, and included within these commitments are obligations to make investments in unconsolidated VIEs of $413 million and $2,339 million, respectively. See Note 20 for further information.

As of June 30, 2021, in our Aviation segment, we have committed to provide financing assistance of $2,276 million of future customer acquisitions of aircraft equipped with our engines.

Commitments - Discontinued Operations. The GECAS business within discontinued operations has placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $25,676 million, excluding pre-delivery payments made in advance (including 261 new aircraft with estimated delivery dates of 15% in 2021, 14% in 2022 and 71% in 2023 through 2027) and secondary orders with airlines for used aircraft approximating $1,270 million (including 27 used aircraft with estimated delivery dates of 52% in 2021, 37% in 2022 and 11% in 2023) at June 30, 2021. When GECAS purchases aircraft, it is at contractual price, which is usually less than the aircraft manufacturer's list price. As of June 30, 2021, GECAS has made $2,633 million of pre-delivery payments to aircraft manufacturers.

GUARANTEES. Credit Support and Indemnification Agreements - Continuing Operations. For further information on credit support and indemnification agreements for continuing operations, see our Annual Report on Form 10-K for the year ended December 31, 2020.

Indemnification agreements - Discontinued Operations. At June 30, 2021, we have provided specific indemnities to buyers of GE Capital's assets that, in the aggregate, represent a maximum potential claim of $581 million with related reserves of $70 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,933 million and $2,054 million at June 30, 2021 and December 31, 2020, respectively.

2021 2Q FORM 10-Q 52

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 23 in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 21 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021; refer to those discussions for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Alstom legacy matters. On November 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions, including the previously reported legal proceedings in Slovenia that are described below. The reserve balance was $673 million and $858 million at June 30, 2021 and December 31, 2020, respectively, with the reduction driven primarily by cash payment in connection with the Šoštanj settlement described below.

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

In connection with alleged improper payments by Alstom relating to contracts won in 2006 and 2008 for work on a state-owned power plant in Šoštanj, Slovenia, the power plant owner in January 2017 filed an arbitration claim for damages of approximately $430 million before the International Chamber of Commerce Court of Arbitration in Vienna, Austria. In February 2017, a government investigation in Slovenia of the same underlying conduct proceeded to an investigative phase overseen by a judge of the Celje District Court. In September 2020, the relevant Alstom legacy entity was served with an indictment, which we had anticipated as we are working with the parties to resolve these matters. In March 2021, GE reached a settlement of the arbitration claim with the power plant owner for a mix of cash and services valued by the plant owner at approximately $307 million. In June 2021, GE entered a plea agreement with a judge of the Celje District Court with respect to the indictment of the relevant Alstom legacy entity, including a fine of approximately $27 million.

Shareholder and related lawsuits. Since February 2018, multiple shareholder derivative lawsuits have been filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). Four shareholder derivative lawsuits are currently pending: the Bennett case, which was filed in Massachusetts state court; and the Cuker, Lindsey and Priest/Tola cases, which were filed in New York state court. These lawsuits have alleged violations of securities laws, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement, although the specific matters underlying the allegations in the lawsuits have varied. The allegations in the Bennett, Lindsey and Priest/Tola cases relate to substantially the same facts as those underlying the Hachem securities class action described in our Annual Report on Form 10-K for the year ended December 31, 2020, and the allegations in the Cuker case relate to alleged corruption in China. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures. The Bennett case has been stayed pending final resolution of another shareholder derivative lawsuit (the Gammel case) that was previously dismissed. In July 2021, the court granted GE's motion to dismiss the Cuker complaint. The Lindsey case has been stayed by agreement of the parties. GE filed a motion to dismiss the Priest/Tola complaint in March 2021.

In October 2018, a putative class action (the Houston case) was filed in New York state court naming as defendants GE, certain GE subsidiaries and current and former GE executive officers and employees. It alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and seeks damages on behalf of purchasers of senior notes issued in 2016 and rescission of transactions involving those notes. This case was stayed pending resolution of the motion to dismiss the Hachem case. In April 2021, the plaintiffs filed an amended complaint, and GE in June 2021 filed a motion to dismiss that complaint.
2021 2Q FORM 10-Q 53

In February 2019, a securities action (the Touchstone case) was filed in the U.S. District Court for the Southern District of New York naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 1707.43 of the Ohio Securities Act and common law fraud based on alleged misstatements regarding insurance reserves, GE Power’s revenue recognition practices related to long-term service agreements, GE’s acquisition of Alstom, and the goodwill recognized in connection with that transaction. The lawsuit seeks damages on behalf of six institutional investors who purchased GE common stock between August 1, 2014 and October 30, 2018 and rescission of those purchases. This case was stayed pending resolution of the motion to dismiss the Hachem case. In May 2021, the plaintiffs filed an amended complaint, and GE in June 2021 filed a motion to dismiss that complaint.

Bank BPH. As previously reported, GE Capital’s subsidiary Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency denominated mortgage loans in various courts throughout Poland. At June 30, 2021, approximately 86% of the Bank BPH portfolio is indexed to or denominated in foreign currencies (primarily Swiss francs), and the total portfolio had a carrying value of $1,991 million. We continue to observe an increase in the number of lawsuits being brought against Bank BPH and other banks in Poland, and we expect this to continue in future reporting periods.

We estimate potential losses for Bank BPH in connection with borrower litigation cases that are pending by recording legal reserves, as well as in connection with potential future cases or other adverse developments as part of our ongoing valuation of the Bank BPH portfolio, which we record at the lower of cost or fair value, less cost to sell. At June 30, 2021, the total amount of such estimated losses was $490 million. We update our assumptions underlying the amount of estimated losses based primarily on the number of lawsuits filed and estimated to be filed in the future, whether liability will be established in lawsuits and the nature of the remedy ordered by courts if liability is established. We expect the trends we have previously reported of an increasing number of lawsuits being filed, more findings of liability and more severe remedies being ordered against Polish banks (including Bank BPH) to continue in future reporting periods, although Bank BPH is unable at this time to develop a meaningful estimate of reasonably possible losses associated with active and inactive Bank BPH mortgage loans beyond the amounts currently recorded. Additional factors may also affect our estimated losses over time, including: potentially significant judicial decisions or binding resolutions by the European Court of Justice (ECJ) or the Polish Supreme Court, including a binding resolution anticipated to be considered by the Polish Supreme Court later this year; the impact of any of these or other future or recent decisions or resolutions (including the ECJ decision in April 2021 on a case involving a Bank BPH mortgage loan, and the Polish Supreme Court binding resolution delivered verbally in May 2021 with written reasoning issued in July 2021) on how Polish courts will interpret and apply the law in particular cases and how borrower behavior may change in response, neither of which are known immediately upon the issuance of a decision or resolution; uncertainty related to a proposal by the Chairman of the Polish Financial Supervisory Authority in December 2020 that banks voluntarily offer borrowers an opportunity to convert their foreign currency denominated mortgage loans to Polish zlotys using an exchange rate applicable at the date of loan origination, and about the approaches that other Polish banks, regulators and other government authorities are adopting or will adopt in response to this proposal; uncertainty arising from investigations of the Polish Office of Competition and Consumer Protection (UOKiK), including a UOKiK decision in December 2020 which found that certain foreign exchange clauses that appear in certain of Bank BPH’s mortgage loan agreements are unfair contractual terms under Polish law. Future adverse developments related to any of the foregoing, or other developments such as actions by regulators or other governmental authorities could have a material adverse effect on Bank BPH and the carrying value of its mortgage loan portfolio and could result in significant losses beyond the amount that we currently estimate.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. For further information about environmental, health and safety matters, see our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

2021 2Q FORM 10-Q 54

NOTE 22. INTERCOMPANY TRANSACTIONS. Presented below is a walk of intercompany eliminations from the combined GE Industrial and GE Capital totals to the consolidated cash flows for continuing operations.

	Six months ended June 30, 2021			Six months ended June 30, 2020
Cash from (used for):	Operating activities	Investing activities	Financing activities	Operating activities	Investing activities	Financing activities
Combined GE Industrial and GE Capital cash flows	$(5,075)	$4,710	$(13,117)	$(3,377)	$28,354	$(19,758)
GE Industrial current receivables sold to GE Capital(a)	2,210	(2,845)	635	(452)	270	183
GE Industrial long-term receivables sold to GE Capital	83	(83)	—	177	(177)	—
Supply chain finance programs	135	(135)	—	1,457	(1,457)	—
Repayment of GE Capital loans by GE Industrial	—	—	—	—	(7,500)	7,500
Other reclassifications and eliminations	(344)	(131)	474	(225)	190	36
Consolidated cash flows	$(2,991)	$1,517	$(12,008)	$(2,421)	$19,680	$(12,040)
(a)Included the elimination of $3,020 million and $7,512 million payments to GE Industrial for receivables purchased and retained by GE Capital and the related reclassification to CFOA of $5,230 million and $7,060 million due to GE Capital collections and other activity in our consolidated statement of cash flows for the six months ended June 30, 2021 and 2020, respectively.

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

NOTE 23. OTHER INCOME

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Purchases and sales of business interests(a)	$(5)	$52	$(2)	$12,424
Licensing and royalty income	39	31	87	73
Equity method income	38	31	54	69
Net interest and investment income (loss)(b)	602	1,955	1,041	(3,677)
Other items	43	48	159	101
GE Industrial	$717	$2,116	$1,339	$8,990
Eliminations	(10)	(38)	(7)	(43)
Total	$706	$2,078	$1,332	$8,947
(a)Included a pre-tax gain of $12,341 million ($11,199 million after-tax) on the sale of BioPharma for the six months ended June 30, 2020. See Note 2 for further information.
(b)Included a pre-tax realized and unrealized gain of $373 million ($298 million after-tax) and a pre-tax unrealized gain of $1,846 million ($1,552 million after-tax) for the three months ended June 30, 2021 and 2020, respectively, and a pre-tax realized and unrealized gain of $668 million ($485 million after-tax) and a pre-tax unrealized loss of $3,865 million ($3,080 million after-tax) for the six months ended June 30, 2021 and 2020, respectively, related to our interest in Baker Hughes.

2021 2Q FORM 10-Q 55

EXHIBITS

Exhibit 10
Amended and Restated Credit Agreement, dated as of May 27, 2021, among General Electric Company, as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10 to GE’s Current Report on Form 8-K, dated May 27, 2021 (Commission file number 001-00035)).

Exhibit 11	Computation of Per Share Earnings. Data is provided in Note 18 of this Report.
Exhibit 31(a)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b)	Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 101
The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and six months ended June 30, 2021 and 2020, (ii) Statement of Financial Position at June 30, 2021 and December 31, 2020, (iii) Statement of Cash Flows for the six months ended June 30, 2021 and 2020, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020, (v) Statement of Changes in Shareholders' Equity for the three and six months ended June 30, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

FORM 10-Q CROSS REFERENCE INDEX

Item Number		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	28-55
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19, 50-52
Item 4.	Controls and Procedures	27
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	53-54
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	56
Signatures		56
(a) There have been no material changes to our risk factors since March 31, 2021. For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2020, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 27, 2021	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer
2021 2Q FORM 10-Q 56