Form 10-Q
period 2021-09-30
GENERAL ELECTRIC CO
filed 2021-10-26
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-00035
GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

New York			14-0689340
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5 Necco Street	Boston	MA	02210
(Address of principal executive offices)			(Zip Code)
(Registrant’s telephone number, including area code) (617) 443-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GE	New York Stock Exchange
0.375% Notes due 2022	GE 22A	New York Stock Exchange
1.250% Notes due 2023	GE 23E	New York Stock Exchange
0.875% Notes due 2025	GE 25	New York Stock Exchange
1.875% Notes due 2027	GE 27E	New York Stock Exchange
1.500% Notes due 2029	GE 29	New York Stock Exchange
7 1/2% Guaranteed Subordinated Notes due 2035	GE /35	New York Stock Exchange
2.125% Notes due 2037	GE 37	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,098,137,128 shares of common stock with a par value of $0.01 per share outstanding at September 30, 2021.

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
•the extent to which the COVID-19 pandemic and related impacts, including global supply chain disruptions, will continue to adversely impact our business operations, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives;
•our success in executing and completing asset dispositions or other transactions, including our plan to combine our GECAS business with AerCap and our plan to exit our equity ownership position in Baker Hughes, the timing of closing for such transactions, the ability to satisfy closing conditions, and the expected proceeds, consideration and benefits to GE;
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
•market developments or customer actions that may affect demand and the financial performance of major industries and customers we serve, such as secular, cyclical and competitive pressures in our Power business; pricing, the timing of customer investment and other factors in renewable energy markets; demand for air travel and other dynamics related to the COVID-19 pandemic; conditions in key geographic markets; and other shifts in the competitive landscape for our products and services;
•operational execution by our businesses, including the operations and execution of our Power and Renewable Energy businesses, and the performance of our Aviation business;
•changes in law, regulation or policy that may affect our businesses, such as trade policy and tariffs, regulation and incentives related to climate change (including extension of the U.S. wind Production Tax Credit), and the effects of tax law changes;
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
2021 3Q FORM 10-Q 3

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

CONSOLIDATED RESULTS
SIGNIFICANT DEVELOPMENTS. Coronavirus Disease 2019 (COVID-19) Pandemic. The COVID-19 pandemic has impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many sectors. Since the latter part of the first quarter of 2020, these factors have had a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. While factors related directly and indirectly to the COVID-19 pandemic have been impacting operations and financial performance at varying levels across all our businesses, the most significant impact to date has been at our Aviation segment and our GE Capital Aviation Services (GECAS) aircraft leasing business within discontinued operations. For details about impacts related to our businesses and actions we have taken in response, as applicable, refer to the respective segment sections within MD&A. We also continue to evaluate market conditions as they evolve and take precautionary measures to strengthen our financial position. We ended the third quarter of 2021 with $25.0 billion of consolidated cash, cash equivalents and restricted cash, in addition to our available credit lines of $14.5 billion. See the Capital Resources and Liquidity section for further information. We anticipate that our operations and financial performance will continue to be impacted by the COVID-19 pandemic in future periods. These impacts will ultimately depend on many factors that are not within our control, including the severity and duration of the pandemic; governmental, business and individuals’ actions in response to the pandemic; and the development, availability and public acceptance of effective treatments and vaccines.

GECAS. On March 9, 2021, we announced an agreement to combine GECAS with AerCap Holdings N.V. (AerCap), for which the Company expects to receive approximately $22.6 billion in cash, inclusive of estimated contractual closing adjustments, 111.5 million shares of AerCap common stock (approximately 46% ownership interest) valued at approximately $6.4 billion based on the AerCap’s closing share price on September 30, 2021, and $1 billion in AerCap notes (GECAS transaction). In connection with the signing of the transaction agreement, GE Capital recorded a non-cash after-tax charge of $3.6 billion in discontinued operations in 2021, including a $0.2 billion gain in the third quarter driven by the increase in AerCap's share price. This was partially offset by $1.2 billion of GECAS earnings in 2021, including $0.5 billion of earnings in the third quarter. The results of GECAS are presented in discontinued operations. Given the economics of GECAS accrue to AerCap in conjunction with the transaction, the net impact of GECAS (loss on sale and operations) could change materially, mainly due to fluctuations in AerCap's closing share price. In October 2021, we received final regulatory approvals and are now expecting the transaction to be completed on November 1, 2021. See Note 2 for further information.

After completion of the transaction, we will elect to prospectively measure our investment in AerCap at fair value and expect to have continuing involvement with AerCap, primarily through our ownership interest and ongoing sales or leases of products and services. In addition, we expect to sell our stake in an orderly fashion over time. The remainder of GE Capital, including Energy Financial Services (EFS) and our run-off insurance operations, will be reported within Corporate. Effective for our Annual Report on Form 10-K for the year ended December 31, 2021, we will move from three-column to one-column financial statement reporting. At that point, while we will continue to provide the same level of Insurance disclosures, the results of our Insurance business will be excluded from certain non-GAAP financial measures.

Liability Management Actions. In the second quarter of 2021, we completed a debt tender to repurchase a total of $7.3 billion of debt, comprising $4.1 billion of GE Industrial and $3.2 billion of GE Capital debt. The total after-tax loss on the tender was $1.1 billion ($1.4 billion pre-tax), comprising $0.5 billion in GE Industrial and $0.6 billion in GE Capital.

2021 3Q FORM 10-Q 4

Factoring. Effective April 1, 2021, the Company discontinued the majority of its factoring programs. For the six months ended September 30, 2021, the adverse impact to GE Industrial CFOA was $3.1 billion, which primarily represents the cash that GE Industrial would have otherwise collected in the period had customer receivables not been previously sold and is excluded from GE Industrial free cash flows*.

Reverse Stock Split. In the second quarter of 2021, we announced that we would proceed with the 1-for-8 reverse stock split, as approved by shareholders, and filed an amendment to our certificate of incorporation to effectuate the reverse stock split after the close of trading on July 30, 2021. GE common stock began trading on a split-adjusted basis on August 2, 2021. Effective this quarter, our shares of outstanding common stock and earnings per share calculation have been retroactively restated for all periods presented.

BK Medical. In the third quarter of 2021, we entered into an agreement to acquire BK Medical, a leader in surgical ultrasound imaging and guidance, from Altaris Capital Partners for a cash purchase price of $1.45 billion. The parties expect the transaction to close in 2022, subject to review by the relevant regulatory authorities.

THIRD QUARTER 2021 RESULTS. Consolidated revenues were $18.4 billion, down $0.1 billion for the quarter, driven by decreased GE Industrial and GE Capital revenues. GE Industrial revenues decreased $0.1 billion (1%), driven primarily by decreases at Renewable Energy and Healthcare. GE Capital revenues decreased 3%.

Continuing earnings (loss) per share was $0.54. Excluding gains (losses) on equity securities, non-operating benefit costs, gains (losses) on purchases and sales of business interests, and restructuring and other charges, Adjusted earnings per share* was $0.57.

For the three months ended September 30, 2021, GE Industrial profit was $0.9 billion and profit margins were 5.0%, up $2.2 billion, driven primarily by a higher net gain on equity securities of $1.1 billion, higher profit at our industrial segments of $0.4 billion, the nonrecurrence of prior year asset impairments in Steam of $0.4 billion, a decrease in non-operating benefit costs of $0.2 billion, lower GE Industrial interest and other financial charges of $0.1 billion and a decrease in adjusted corporate operating costs of $0.1 billion. Adjusted GE Industrial organic profit* increased $0.5 billion, driven primarily by increases at Aviation and Power, partially offset by decreases at Renewable Energy and Healthcare. Additionally, we are starting to experience inflation pressure in our supply chain as well as delays in sourcing key materials needed for our products. The most significant impact to date has been at our Healthcare segment, which has delayed our ability to convert remaining performance obligation (RPO) to revenue. While we are taking actions to limit this pressure, we may experience a greater impact on our longer cycle businesses in future periods.

GE Industrial cash flows from operating activities (CFOA) were $(0.8) billion and $(3.2) billion for the nine months ended September 30, 2021 and 2020, respectively. GE Industrial cash used for operating activities decreased primarily due to an increase in net income (after adjusting for the gain on the sale of BioPharma, non-cash gains/losses related to our interest in Baker Hughes, non-operating benefit costs and non-operating debt extinguishment costs), and a decrease in cash paid for income taxes, partially offset by a decrease in Aviation-related customer allowance accruals and the settlement of an Alstom legacy legal matter in 2021. GE Industrial free cash flows (FCF)* were $1.3 billion and $(3.8) billion for the nine months ended September 30, 2021 and 2020, respectively. GE Industrial FCF increased primarily due to a decrease in cash used for operating activities and a decrease in additions to property, plant and equipment and internal-use software. In addition, effective April 1, 2021, the Company discontinued the majority of its factoring programs. In the second and third quarter of 2021, the adverse impact to GE Industrial CFOA was $3.1 billion, which primarily represents the cash that GE Industrial would have otherwise collected in the period had customer receivables not been previously sold and is excluded from GE Industrial FCF*. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

RPO is unfilled customer orders for products and product services (expected life of contract sales for product services) excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. Historical cancellations of customer orders have been limited prior to the COVID-19 pandemic. In the second quarter of 2021, we voluntarily replaced our quarterly disclosures of backlog with RPO as a key metric, one commonly used across our industries, in order to simplify our reporting and align with our peers. See Note 9 for further information.

RPO	September 30, 2021	December 31, 2020	September 30, 2020
Equipment	$46,666	$45,991	$44,634
Services	191,839	184,608	182,032
Total RPO	$238,505	$230,600	$226,666

As of September 30, 2021, RPO increased $7.9 billion (3%) from December 31, 2020, primarily at Aviation, from engines contracted under long-term service agreements that have now been put into service; at Healthcare, from new contracts and renewals with large customers; and at Renewable Energy, primarily at Offshore Wind; partially offset by a decrease at Power from sales outpacing new orders in Gas Power contractual services and the continued wind down of new build coal business. RPO increased $11.8 billion (5%) from September 30, 2020, primarily due to the same net increases as described above.

*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 5

REVENUES	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Consolidated revenues	$18,429	$18,529	$53,826	$54,823

Equipment	8,905	9,625	25,178	26,928
Services	8,916	8,293	26,459	25,901
GE Industrial revenues	$17,821	$17,918	$51,637	$52,828

GE Capital revenues	$734	$758	$2,470	$2,455

For the three months ended September 30, 2021, Consolidated revenues were down $0.1 billion, driven by decreases in GE Industrial and GE Capital revenues.
GE Industrial revenues decreased $0.1 billion (1%). Equipment revenues decreased primarily at Healthcare, driven by the nonrecurrence of the prior year order from the U.S. Department of Health and Human Services to deliver ventilators in partnership with Ford and reductions in Life Care Solutions (LCS) for Healthcare Systems (HCS) products; and at Power, due to decreases in Steam Power and Gas Power equipment revenues. Services revenues increased primarily at Aviation, due to higher volume on commercial spare part shipments and increased shop visit volume; and at Power, due to increases in Steam Power services revenues and Gas Power services revenues on strong long-term service agreement volume; partially offset by a decrease at Renewable Energy, primarily from lower repower unit deliveries at Onshore Wind. The decrease in GE Industrial revenues included the net effects of dispositions of $0.1 billion and an increase from foreign currency translation of $0.2 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, GE Industrial organic revenues* decreased $0.2 billion (1%), with a decrease in equipment revenues of $0.9 billion (9%) and an increase in services revenues of $0.6 billion (7%). GE Industrial organic revenues* decreased at Renewable Energy, Healthcare and Power, partially offset by an increase at Aviation.
GE Capital revenues decreased 3%, as lower factoring revenue and EFS gains were partially offset by lower marks and impairments.

For the nine months ended September 30, 2021, Consolidated revenues were down $1.0 billion, driven by a decrease in GE Industrial revenues, partially offset by an increase in GE Capital revenues.
GE Industrial revenues decreased $1.2 billion (2%). Equipment revenues decreased primarily at Power, due to decreased Gas Power equipment revenues on lower turnkey sales; at Aviation, due to fewer commercial install and spare engine unit shipments; and at Healthcare, due to the disposition of the BioPharma business; partially offset by an increase in Renewable Energy driven by more wind turbine deliveries and higher revenue at Offshore Wind. Services revenues increased primarily at Power, due to an increase in Gas Power services revenues; and at Healthcare, due to increased volume in Imaging and Ultrasound and a return to pre-pandemic volume in PDx; partially offset by decreases at Renewable Energy, primarily due to lower repower unit deliveries at Onshore Wind; and at Aviation, primarily due to our Military business. The decrease in GE Industrial revenues included the effects of acquisitions of $0.1 billion, the net effects of dispositions of $1.4 billion and an increase from foreign currency translation of $1.0 billion. Excluding the effects of acquisitions, dispositions and foreign currency translation, GE Industrial organic revenues* decreased $0.9 billion (2%), with equipment revenues down $1.3 billion (5%) and services revenues up $0.4 billion (2%). GE Industrial organic revenues* decreased at Aviation, Power and Renewable Energy, partially offset by an increase at Healthcare.
GE Capital revenues increased 1%, primarily as a result of lower marks and impairments primarily in Insurance, partially offset by lower WCS factoring revenue and project revenues at EFS.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended September 30		Nine months ended September 30
(Per-share in dollars and diluted)	2021	2020	2021	2020
Continuing earnings (loss)	$603	$(1,132)	$(1)	$3,857
Continuing earnings (loss) per share	$0.54	$(1.04)	$(0.01)	$3.39

For the three months ended September 30, 2021, Consolidated continuing earnings increased $1.7 billion primarily due to an increase in GE Industrial profit, partially offset by an increase in GE Industrial provision for income taxes and an increase in GE Capital continuing losses.
GE Industrial profit increased $2.2 billion driven primarily by a higher net gain on equity securities of $1.1 billion, higher profit at our industrial segments of $0.4 billion, the nonrecurrence of prior year asset impairments in Steam of $0.4 billion, a decrease in non-operating benefit costs of $0.2 billion, lower GE Industrial interest and other financial charges of $0.1 billion and a decrease in adjusted corporate operating costs of $0.1 billion. GE Industrial profit margin was 5.0%, an increase from (7.2)%, primarily due to the same net increases as described above. Adjusted GE Industrial profit* was $1.3 billion, an increase of $0.5 billion organically*, due to increases at Aviation and Power, partially offset by decreases at Renewable Energy and Healthcare. Adjusted GE Industrial profit margin* was 7.5%, an increase of 270 basis points organically*. At Aviation, the primary drivers were higher volume on commercial spare part shipments, increased shop visit volume, the nonrecurrence of prior year charges related to lower commercial engine production volume and an impairment charge in a joint venture in the Systems business. At Power, the primary drivers were increases in Gas Power services revenues and margins and aeroderivative sales. At Renewable Energy, the primary drivers were lower repower volume and lower margins on new product introductions. At Healthcare, the primary drivers were lower LCS equipment volume, and higher material, logistics and restructuring costs.
GE Capital continuing losses increased $0.1 billion primarily as a result of lower tax benefits, partially offset by the discontinuation of preferred dividend payments to GE Industrial.

*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 6

For the nine months ended September 30, 2021, Consolidated continuing earnings decreased $3.9 billion primarily due to a decrease in GE Industrial profit and an increase in GE Capital continuing losses.
GE Industrial profit decreased $3.3 billion driven by the nonrecurrence of the prior year gain on the sale of our BioPharma business of $12.4 billion and higher debt extinguishment costs of $0.6 billion, partially offset by a higher net gain on equity securities of $5.8 billion, higher profit at our industrial segments of $1.7 billion, decreased GE Industrial goodwill impairments of $0.7 billion, the nonrecurrence of Steam asset impairments in the prior year of $0.4 billion, a decrease in non-operating benefit costs of $0.4 billion, lower GE Industrial interest and other financial charges of $0.3 billion, a decrease in adjusted corporate operating costs of $0.2 billion, lower restructuring and other charges of $0.1 billion and the nonrecurrence of the legal reserves associated with the SEC investigation in the prior year of $0.1 billion. GE Industrial profit margin was 2.0%, a decrease from 8.3%, primarily due to the same net decreases as described above. Adjusted GE Industrial profit* was $3.1 billion, an increase of $2.2 billion organically*, due to increases at each of our industrial segments. Adjusted GE Industrial profit margin* was 6.0%, an increase of 440 basis points organically*. At Aviation, the primary drivers were lower net unfavorable changes in estimated profitability in long-term service agreements, operational cost reduction from the actions taken in 2020 and the first half of 2021, and the nonrecurrence of prior year charges related to customer credit risk and lower commercial engine production volumes. At Power, the primary drivers were increases in Gas Power services revenues and margins and aeroderivative sales and continued efforts to streamline the businesses. At Healthcare, the primary drivers were increased volume for Imaging and Ultrasound products, increases in PDx volume as well as continued cost reduction actions. At Renewable Energy, the primary drivers were higher new unit volume at Onshore Wind, the favorable impact of cost reduction actions, and improved project execution.
GE Capital continuing losses increased $0.2 billion (28%) primarily as a result of higher debt extinguishment costs, lower tax benefits and the nonrecurrence of the tax benefit related to the BioPharma sale in the first quarter of 2020, partially offset by the discontinuation of preferred dividend payments to GE Industrial, lower marks and impairments in Insurance and EFS, lower interest expense due to a lower debt balance and lower claims and higher terminations in Insurance.

SEGMENT OPERATIONS. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020, for further information regarding our determination of Industrial and Capital segment profit for continuing operations, and for our allocations of corporate costs to our segments.

SUMMARY OF REPORTABLE SEGMENTS	Three months ended September 30			Nine months ended September 30
	2021	2020	V %	2021	2020	V %
Aviation	$5,398	$4,919	10%	$15,230	$16,196	(6)%
Healthcare	4,339	4,565	(5)%	13,100	13,185	(1)%
Renewable Energy	4,208	4,525	(7)%	11,505	11,224	3%
Power	4,026	4,025	—%	12,242	12,206	—%
Capital	734	758	(3)%	2,470	2,455	1%
Total segment revenues	18,704	18,793	—%	54,546	55,266	(1)%
Corporate items and eliminations	(275)	(264)	(4)%	(720)	(443)	(63)%
Consolidated revenues	$18,429	$18,529	(1)%	$53,826	$54,823	(2)%

Aviation	$846	$350	F	$1,664	$665	F
Healthcare	704	738	(5)%	2,203	2,111	4%
Renewable Energy	(151)	(51)	U	(484)	(628)	23%
Power	204	148	38%	416	(32)	F
Capital	(142)	(29)	U	(887)	(692)	(28)%
Total segment profit (loss)	1,461	1,156	26%	2,912	1,424	F
Corporate items and eliminations	(74)	(1,515)	95%	2	6,182	U
GE Industrial goodwill impairments	—	—	—%	—	(877)	F
GE Industrial interest and other financial charges	(225)	(313)	28%	(753)	(1,016)	26%
GE Industrial debt extinguishment costs	—	—	—%	(645)	(63)	U
GE Industrial non-operating benefit costs	(426)	(603)	29%	(1,376)	(1,815)	24%
GE Industrial benefit (provision) for income taxes	(81)	143	U	(1)	22	U
GE Industrial preferred stock dividends	(52)	—	U	(139)	—	U
Earnings (loss) from continuing operations attributable to GE common shareholders	603	(1,132)	F	(1)	3,857	U
Earnings (loss) from discontinued operations attributable to GE common shareholders	602	(58)	F	(2,856)	(1,070)	U
Consolidated net earnings (loss) attributable to the GE common shareholders	$1,205	$(1,190)	F	$(2,857)	$2,787	U

*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 7

AVIATION. The global COVID-19 pandemic continues to have a material adverse effect on the global airline industry, although Aviation’s results in the third quarter of 2021 reflect improvement in market fundamentals. A key underlying driver of Aviation’s commercial engine and services business is global commercial air traffic, which in turn is driven by economic activity and consumer and business propensity to travel. Since the beginning of the pandemic in the first quarter of 2020, we have seen varied levels of recovery in global markets. Government travel restrictions, public health advisories, individuals' propensity to travel and continued cases of the virus have all impacted the level of air travel. Aviation regularly tracks global departures, which as of September 30, 2021, were approximately 25% below third quarter 2019. Broadly, global departures improved in the third quarter of 2021 compared to the second quarter of 2021, but levels of recovery varied across regions due in large part to the emergence of the COVID-19 Delta variant. Aviation is closely monitoring government actions and economic and industry forecasts. We are in frequent dialogue with our airline and airframe customers about the outlook for commercial air travel, new aircraft production, fleet retirements, and after-market services, including shop visit and spare parts demand. Given current trends, we expect domestic travel routes primarily served by narrowbody aircraft to recover before long-haul, international travel routes, which are primarily served by widebody aircraft. Consistent with industry projections, Aviation continues to estimate the duration of the market recovery to be prolonged over multiple years, dependent on containing the spread of the virus, effective inoculation programs and government collaboration to encourage travel, particularly around reducing quarantine requirements.

Aviation has taken several actions to respond to the current adverse environment. Aviation is actively monitoring the pace of demand recovery to ensure the business is appropriately sized for the future. In addition, we continue to partner with our airline and leasing customers and collaborate with our airframe partners on production rates for 2021 and beyond.

As it relates to the military environment, Aviation continues to forecast strong military demand creating future growth opportunities for our Military business unit as the U.S. Department of Defense and foreign governments have continued flight operations, and have allocated budgets to upgrade and modernize their existing fleets. During the third quarter of 2021, Aviation continued to experience supply chain challenges, which the business is actively addressing.

Total engineering, comprising company, customer and partner-funded and nonrecurring engineering costs, decreased compared to prior year in line with the changes in the commercial environment and due to the timing of planned program expenditures. Aviation continues to be committed to investment in developing and maturing technology that enables a more sustainable future of flight. In June 2021, Aviation and Safran announced Revolutionary Innovation for Sustainable Engines (RISE), a technology development program targeting more than 20% lower fuel consumption and CO2 emissions compared to today’s engines. In September 2021, Aviation’s Catalyst engine, the first clean-sheet turboprop design entering the business and general aviation market in 50 years, completed its first flight.

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

	Three months ended September 30		Nine months ended September 30
Sales in units, except where noted	2021	2020	2021	2020
Commercial Engines(a)	377	391	1,119	1,283
LEAP Engines(b)	226	172	625	622
Military Engines	154	107	405	457
Spare Parts Rate(c)	$19.3	$14.4	$15.8	$18.1
(a) Commercial Engines now includes Business and General Aviation and Aeroderivative units for all periods presented.
(b) LEAP engines are subsets of commercial engines.
(c) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

	September 30, 2021	December 31, 2020	September 30, 2020
Equipment	$11,523	$10,597	$10,373
Services	111,224	103,500	103,015
Total RPO	$122,747	$114,097	$113,388

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Commercial Engines & Services	$3,602	$3,087	$10,071	$10,718
Military	1,107	1,137	3,104	3,258
Systems & Other	689	696	2,055	2,220
Total segment revenues	$5,398	$4,919	$15,230	$16,196

Equipment	$1,837	$1,933	$5,549	$6,234
Services	3,562	2,987	9,681	9,961
Total segment revenues	$5,398	$4,919	$15,230	$16,196

Segment profit	$846	$350	$1,664	$665
Segment profit margin	15.7%	7.1%	10.9%	4.1%

2021 3Q FORM 10-Q 8

For the three months ended September 30, 2021, segment revenues were up $0.5 billion (10%) and segment profit was up $0.5 billion.
Revenues increased $0.5 billion (10%) organically*. Commercial Services revenues increased, primarily due to higher volume on commercial spare part shipments and increased shop visit volume. Commercial Engines revenues decreased due to 14 fewer commercial install and spare engine unit shipments, driven by fewer engine shipments on legacy programs, partially offset by 54 more LEAP units versus the prior year. Military revenues decreased marginally due to lower services, partially offset by 47 more engine shipments.
Profit increased $0.5 billion organically*, primarily due to higher volume on commercial spare part shipments, increased shop visit volume and the receipt of a payment from a partner associated with engine program activity. Profit also increased due to operational cost reduction from the actions taken in 2020 and the first half of 2021 and the nonrecurrence of prior year charges related to lower commercial engine production volume and an impairment charge in a joint venture in the Systems business.
For the nine months ended September 30, 2021, segment revenues were down $1.0 billion (6%) and segment profit was up $1.0 billion.
RPO as of September 30, 2021 increased $8.7 billion (8%) from December 31, 2020, due to increases in both equipment and services. Equipment increased primarily due an increase in Military orders in the third quarter of 2021, reflecting a large order from Hindustan Aeronautics for 99 F404s, along with multiple other T700 orders. Services increased primarily as a result of engines contracted under long-term service agreements that have now been put into service. RPO increased $9.4 billion (8%) from September 30, 2020, due to increases in both equipment and services.
Revenues decreased $0.9 billion (6%) organically*. Commercial Engines revenues decreased, due to 164 fewer commercial install and spare engine unit shipments, including fewer engine shipments on legacy programs, offset by three more LEAP units versus the prior year. Commercial Services revenues increased, primarily due to higher volume on commercial spare part shipments and increased shop visit volume. Commercial Services revenues for the nine months ended September 30, 2021, included a net unfavorable change in estimated profitability of $0.3 billion for its long-term service agreements compared to a net unfavorable change of $0.9 billion for the same period in the prior year. Military revenues decreased due to lower services, partially offset by product mix with 52 fewer engine shipments.
Profit increased $1.0 billion organically*, primarily due to lower net unfavorable changes in estimated profitability in long-term service agreements, operational cost reduction from the actions taken in 2020 and the first half of 2021, and the nonrecurrence of prior year charges related to customer credit risk and lower commercial engine production volumes. These increases in profit were partially offset by lower volume on commercial spare part shipments and an accrual for a contract in a loss position in the long-term service agreement portfolio.

HEALTHCARE. We continue to see an overall recovery in hospital spending; the expectation is that this will continue in line with the worldwide COVID-19 vaccine rollout. Both HCS and PDx demand has largely recovered to pre-COVID levels. Similar to many industries, we are experiencing inflation in our supply chain as well as delays in sourcing key materials needed for our products, such as electronics and resins, delaying our ability to convert RPO to revenue. In response to near-term volatility and cost pressures, we have continued to execute on structural cost reductions and cash optimization actions, in order to invest in growth and research and development.

We continue to grow and invest in precision health, with focus on creating new products and digital solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. Healthcare recently launched CarestationTM Insights LIVE, a mobile application designed for anesthesiologists overseeing operating room patients, using data from GE patient monitors and anesthesia Carestations to help clinicians view patient status and assess how therapy is being delivered in real time. We have also launched a cloud based Edison True Picture Archive and Communication System, which offers AI-enabled decision support to help radiologists adapt to higher workloads and increased exam complexity, and improve diagnostic accuracy. We remain committed to innovate and invest to create more integrated, efficient, and personalized precision healthcare.

In the third quarter of 2021, we entered into an agreement to acquire BK Medical, a leader in surgical ultrasound imaging and guidance, from Altaris Capital Partners for a cash purchase price of $1.45 billion. The parties expect the transaction to close in 2022, subject to review by the relevant regulatory authorities.

	September 30, 2021	December 31, 2020	September 30, 2020
Equipment	$3,827	$3,465	$3,489
Services	10,425	9,458	9,419
Total RPO	$14,252	$12,923	$12,908

*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 9

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Healthcare Systems (HCS)	$3,832	$4,085	$11,572	$11,056
Pharmaceutical Diagnostics (PDx)	507	480	1,528	1,300
BioPharma	—	—	—	830
Total segment revenues	$4,339	$4,565	$13,100	$13,185

Equipment	$2,187	$2,538	$6,671	$7,287
Services	2,151	2,027	6,429	5,899
Total segment revenues	$4,339	$4,565	$13,100	$13,185

Segment profit	$704	$738	$2,203	$2,111
Segment profit margin	16.2%	16.2%	16.8%	16.0%
For the three months ended September 30, 2021, segment revenues were down $0.2 billion (5%) and segment profit was down 5%.
Revenues decreased $0.3 billion (6%) organically*, driven by the nonrecurrence of the prior year order from the U.S. Department of Health and Human Services to deliver ventilators in partnership with Ford and reductions in LCS for HCS products, partially offset by increased volume in Imaging and Ultrasound and a return to pre-pandemic volume in PDx.
Profit decreased $0.1 billion (10%) organically*, driven by higher inflation, supply chain and restructuring costs and lower LCS equipment volume associated with the nonrecurrence of the prior year order from the U.S. Department of Health and Human Services to deliver ventilators in partnership with Ford, partially offset by productivity and higher PDx volume.
For the nine months ended September 30, 2021, segment revenues were down $0.1 billion (1%) and segment profit was up $0.1 billion (4%).
RPO as of September 30, 2021 increased $1.3 billion (10%) from December 31, 2020 and $1.3 billion (10%) from September 30, 2020 primarily due to services on new contracts and renewals with large customers and from equipment on strong orders across all regions.
Revenues increased $0.4 billion (3%) organically*, driven by increased volume in Imaging and Ultrasound and a return to pre-pandemic volume in PDx, partially offset by reductions in LCS for HCS products.
Profit increased $0.3 billion (18%) organically*, driven by increased volume for Imaging and Ultrasound products, increases in PDx volume as well as continued cost reduction actions.

RENEWABLE ENERGY. Renewable Energy includes a portfolio of business units comprising Onshore Wind (with our separate LM Wind blades business), Grid Solutions equipment and services, Hydro Solutions, and Offshore Wind and Hybrid Solutions. These businesses are uniquely positioned to lead the energy transition with products, services and integrated solutions by growing new renewable energy generation, lowering the cost of electricity and modernizing the grid. Across our businesses, we have RPO of $31.4 billion together with an Onshore and Offshore Wind installed base of approximately 50,000 units, of which, approximately half are under service agreements.

While we expect long term growth in the U.S onshore wind market, pending modifications to and extension of the Production Tax Credit (PTC) has caused further deterioration in the market outlook and continues to drive customer uncertainty. The latest Wood Mackenzie market forecast expects the U.S onshore market to decline from 14 gigawatts of new installations in 2021 to approximately 10 gigawatts in 2022. In the international onshore wind markets, we continue to observe strong demand. The offshore wind industry continues to experience strong global market momentum. Customer preference continues to shift to larger, more efficient units to drive down costs and compete with other power generation options and we are monitoring the impact across the industry from rising inflationary costs of transportation and commodities. The Grid and Hydro business units are executing their turnaround plans and we are observing improved operating results. Underwriting discipline, risk management and commercial selectivity of new orders remains a key priority across each of our businesses.

New product introductions remain important to our onshore and offshore customers who are demonstrating the willingness to adopt the new technology of larger turbines that decrease the levelized cost of energy. We have observed significant market demand for our 5-6 MW Cypress and 3-4 MW Sierra Onshore units and our 12-14 MW Haliade-X Offshore units. Our Haliade-X prototype unit is currently operating at 14MW, a first in the industry. Preparing for large scale production, while reducing the cost of these new product platforms and blade technologies remains a key priority. At Grid Solutions, new technology such as flexible transformers and g³ switchgears are solving for a more resilient and efficient electric grid and lower emissions, respectively.

	Three months ended September 30		Nine months ended September 30
Onshore and Offshore sales in units	2021	2020	2021	2020
Wind Turbines	1,083	1,170	2,748	2,731
Wind Turbine Gigawatts	3.6	3.4	8.9	7.8
Repower units	27	300	276	876

	September 30, 2021	December 31, 2020	September 30, 2020
Equipment	$18,211	$18,273	$17,579
Services	13,214	12,531	10,767
Total RPO	$31,425	$30,804	$28,346
*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 10

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Onshore Wind	$3,047	$3,303	$8,048	$7,914
Grid Solutions equipment and services	759	936	2,330	2,587
Hydro	190	160	549	490
Offshore Wind and Hybrid Solutions	211	127	577	232
Total segment revenues	$4,208	$4,525	$11,505	$11,224

Equipment	$3,695	$3,771	$9,844	$9,068
Services	512	754	1,661	2,155
Total segment revenues	$4,208	$4,525	$11,505	$11,224

Segment profit (loss)	$(151)	$(51)	$(484)	$(628)
Segment profit margin	(3.6)%	(1.1)%	(4.2)%	(5.6)%

For the three months ended September 30, 2021, segment revenues were down $0.3 billion (7%) and segment losses were up $0.1 billion.
Revenues decreased $0.4 billion (9%) organically*, primarily from 273 fewer U.S. repower unit deliveries and lower volumes in Grid Solutions due to continued commercial selectivity, in addition to 87 fewer wind turbine deliveries on a unit basis, which was largely driven by PTC uncertainty and customer site readiness in the U.S. These decreases were partially offset by higher core Onshore services revenue and higher revenue from the Offshore EDF 6 MW project in Saint Nazaire, France.
Segment losses increased $0.1 billion organically*, primarily from lower repower volume, lower margins on new product introductions and higher supply chain costs at Onshore, lower volumes at Grid and higher costs at Offshore Wind from legacy projects, partially offset by the favorable impact of cost reduction actions across our businesses and improved project execution at Grid and Hydro.
For the nine months ended September 30, 2021, segment revenues were up $0.3 billion (3%) and segment losses were down $0.1 billion (23%).
RPO as of September 30, 2021 increased $0.6 billion (2%) from December 31, 2020 primarily driven by the Offshore Vineyard Wind and Dogger Bank wind farms and from higher Onshore services, partially offset by equipment sales exceeding new orders at Onshore and Grid. The decrease at Onshore Wind is largely driven by PTC dynamics in North America, while at Grid is primarily due to increased commercial selectivity in certain product lines. RPO increased $3.1 billion (11%) from September 30, 2020, primarily driven by new Haliade-X orders at Offshore Wind.
Revenues decreased $0.1 billion (1%) organically*, primarily from lower repower unit deliveries at Onshore Wind and lower revenue at Grid due to increased commercial selectivity, partially offset by 17 more wind turbine deliveries and higher revenue at Offshore Wind’s EDF 6 MW project in Saint Nazaire, France.
Segment losses decreased $0.2 billion (29%) organically*, primarily from higher new unit volume at Onshore Wind, the favorable impact of cost reduction actions, and improved project execution. These improvements were partially offset by lower margins on new product introductions, lower repower units at Onshore Wind and higher restructuring costs.

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

During the current period, global gas generation was down high-single-digits due to price-driven gas-to-coal switching. However, GE gas turbine utilization continues to be resilient as megawatt hours grew low-single-digits. Looking ahead, we anticipate the power market to continue to be impacted by overcapacity in the industry, continued price pressure from competition on servicing the installed base, and the uncertain timing of deal closures due to financing and the complexities of working in emerging markets, as well as the ongoing impacts of COVID-19. Although market factors related to the energy transition such as greater renewable energy penetration and the adoption of climate change-related policies continue to impact long-term demand, to differing degrees across markets globally, we expect the gas market to remain stable through the next decade with gas generation continuing to grow low-single-digits. We believe gas will play a critical role in the energy transition. We are encouraged by the growth in Gas Power Services, while at the same time, Steam Power continues to execute on the exit of new build coal.

We continue to invest in new product development, such as our HA-Turbines. Our fundamentals remain strong with approximately $70.5 billion in RPO and a gas turbine installed base greater than 7,000 units, including approximately 1,800 units under long-term service agreements.

	Three months ended September 30		Nine months ended September 30
Sales in units	2021	2020	2021	2020
GE Gas Turbines	22	11	47	43
Heavy-Duty Gas Turbines(a)	14	9	34	29
HA-Turbines(b)	5	3	11	12
Aeroderivatives(a)	8	2	13	14
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines. (b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.

*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 11

	September 30, 2021	December 31, 2020	September 30, 2020
Equipment	$14,231	$14,991	$14,774
Services	56,257	58,318	58,160
Total RPO	$70,488	$73,308	$72,934

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Gas Power	$2,861	$2,940	$8,739	$8,876
Steam Power	790	769	2,327	2,340
Power Conversion, Nuclear and other	376	316	1,176	990
Total segment revenues	$4,026	$4,025	$12,242	$12,206

Equipment	$1,368	$1,595	$3,680	$4,589
Services	2,658	2,430	8,561	7,617
Total segment revenues	$4,026	$4,025	$12,242	$12,206

Segment profit (loss)	$204	$148	$416	$(32)
Segment profit margin	5.1%	3.7%	3.4%	(0.3)%

For the three months ended September 30, 2021, segment revenues were flat and segment profit was up $0.1 billion (38%).
Revenues decreased 1% organically*, primarily due to decreases in Steam Power equipment revenues and decreases in Gas Power equipment revenues on lower turnkey sales, partially offset by increases in Steam Power services revenues and Gas Power services revenues on strong long-term service agreement volume.
Profit increased 34% organically* due to increases in Gas Power services revenues and margins and aeroderivative sales.
For the nine months ended September 30, 2021, segment revenues were flat and segment profit was up $0.4 billion.
RPO as of September 30, 2021 decreased $2.8 billion (4%) and $2.4 billion (3%) from December 31, 2020 and September 30, 2020, respectively, primarily driven by sales outpacing new orders in Gas Power contractual services and the continued wind down of the Steam Power new build coal business.
Revenues decreased $0.2 billion (2%) organically*, primarily due to decreased Gas Power equipment revenues on lower turnkey sales, partially offset by an increase in Gas Power services revenues.
Profit increased $0.5 billion organically* due to increases in Gas Power services revenues and margins and aeroderivative sales, continued efforts to streamline the businesses, and a prior year charge related to an under-performing joint venture (JV) in China at Gas Power and the nonrecurrence of a quality reserve on the legacy product line that we have since exited at Power Conversion, partially offset by unfavorable legacy project arbitration resolutions and Steam Power project execution.

CAPITAL. In the first quarter of 2021, we announced an agreement to combine GECAS with AerCap, for which the Company expects to receive approximately $22.6 billion in cash, inclusive of estimated contractual closing adjustments, 111.5 million shares of AerCap common stock (approximately 46% ownership interest) valued at approximately $6.4 billion based on the AerCap’s closing share price of $57.81 on September 30, 2021, and $1 billion in AerCap notes. The Company expects to transfer GECAS’ net assets, including its engine leasing and Milestone helicopter leasing business units, as well as GECAS’ more than 400 employees and its current purchase obligations, to AerCap. In addition, upon the closing of the transaction, the remainder of GE Capital will be reported within Corporate. In October 2021, we received final regulatory approvals and are now expecting the transaction to be completed on November 1, 2021.

In connection with the signing of the transaction agreement, GE Capital recorded a total non-cash after-tax charge of $3.6 billion in discontinued operations for the nine months ended September 30, 2021, and the results of GECAS are now presented in discontinued operations.

In the first quarter of 2021, we announced our intention to discontinue the majority of our factoring programs in WCS, which was effective April 1, 2021.

We annually perform premium deficiency testing in the aggregate across our run-off insurance portfolio in the third quarter. As a result of the testing, we identified no premium deficiency in the third quarter of 2021. See the Other Items section and Note 13 to the consolidated financial statements for further information.

	September 30, 2021	December 31, 2020
Energy Financial Services (EFS)	$2,358	$2,385
Working Capital Solutions (WCS)	1,337	5,884
Insurance	50,839	50,824
Other continuing operations(a)	11,762	18,577
Total segment assets - continuing operations	$66,295	$77,670
(a) Included cash, cash equivalents and restricted cash of $6,834 million and $13,245 million and deferred income taxes of $3,595 million and $3,680 million as of September 30, 2021 and December 31, 2020, respectively.

*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 12

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
EFS	$(75)	$15	$(32)	$77
WCS	28	57	105	270
Insurance	770	764	2,348	2,167
Other continuing operations	11	(78)	49	(59)
Total segment revenues	$734	$758	$2,470	$2,455

EFS	$18	$18	$70	$13
WCS	(2)	15	(8)	51
Insurance	52	57	360	78
Other continuing operations(a)	(211)	(119)	(1,310)	(834)
Total segment profit (loss)	$(142)	$(29)	$(887)	$(692)
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

For the three months ended September 30, 2021, segment revenues decreased 3% and segment losses increased $0.1 billion.
Capital revenues decreased 3%, as lower factoring revenue and EFS gains were partially offset by lower marks and impairments.
Capital losses increased $0.1 billion primarily as a result of lower tax benefits, partially offset by the discontinuation of preferred dividend payments to GE Industrial.
For the nine months ended September 30, 2021, segment revenues increased 1% and segment losses increased $0.2 billion (28%).
Capital revenues increased 1%, primarily as a result of lower marks and impairments primarily in Insurance, partially offset by lower WCS factoring revenue and project revenues at EFS.
Capital losses increased $0.2 billion (28%) primarily as a result of higher debt extinguishment costs, lower tax benefits and the nonrecurrence of the tax benefit related to the BioPharma sale in the first quarter of 2020, partially offset by the discontinuation of preferred dividend payments to GE Industrial, lower marks and impairments in Insurance and EFS, lower interest expense due to a lower debt balance and lower claims and higher terminations in Insurance.

CORPORATE ITEMS AND ELIMINATIONS. Corporate items and eliminations includes the results of our Lighting segment, through its disposition in the second quarter of 2020, and GE Digital business for all periods presented.

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Revenues
Corporate revenues	$237	$251	$693	$1,039
Eliminations and other	(512)	(515)	(1,412)	(1,482)
Total Corporate Items and Eliminations	$(275)	$(264)	$(720)	$(443)

Operating profit (cost)
Gains (losses) on purchases and sales of business interests	$(156)	$28	$(159)	$12,431
Gains (losses) on equity securities	412	(669)	1,256	(4,527)
Restructuring and other charges	(64)	(91)	(395)	(523)
Steam asset impairments(a) (Notes 7 & 8)	—	(363)	—	(363)
SEC settlement charge(b)	—	(100)	—	(100)
Goodwill impairments(c) (Note 8)	—	—	—	(728)
Adjusted total corporate operating costs (Non-GAAP)	(266)	(321)	(701)	(885)
Total Corporate Items and Eliminations (GAAP)	$(74)	$(1,515)	$2	$5,305
Less: gains (losses) and restructuring & other	192	(1,195)	702	6,190
Adjusted total corporate operating costs (Non-GAAP)	$(266)	$(321)	$(701)	$(885)

Functions & operations	$(152)	$(246)	$(475)	$(709)
Environmental, health and safety (EHS) and other items	(100)	(21)	(184)	8
Eliminations	(13)	(54)	(42)	(184)
Adjusted total corporate operating costs (Non-GAAP)	$(266)	$(321)	$(701)	$(885)
(a) Included non-cash pre-tax impairment charges of $429 million, net of $65 million attributable to noncontrolling interests for the Steam business within our Power segment in 2020.
(b) GE reached a settlement with the SEC and paid a civil penalty of $200 million in December 2020, of which $100 million was recorded and paid at Corporate and $100 million was recorded and paid at GE Capital.
(c) Included a non-cash pre-tax impairment charge of $877 million, net of $149 million attributable to noncontrolling interest, for our Additive reporting unit within our Aviation segment for the nine months ended September 30, 2020.
2021 3Q FORM 10-Q 13

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

For the three months ended September 30, 2021, revenues remained relatively flat year over year. Corporate operating profit increased by $1.4 billion primarily due to a $1.1 billion change in gains/(losses) on equity securities primarily related to mark-to-market activity on our Baker Hughes shares. In addition, Corporate operating profit also increased due to the nonrecurrence of $0.4 billion of non-cash impairment charges related to property, plant and equipment and intangible assets at our Steam business within our Power segment, and $0.1 billion legal reserves associated with the settlement of the SEC investigation in 2020. These increases were partially offset by $0.2 billion of higher losses on purchases and sales of business interests due to a $0.2 billion held for sale loss within our Power segment in 2021.
Adjusted total corporate operating costs* were down $0.1 billion due to lower costs associated with our Corporate functions and operations partially offset by higher costs associated with EHS and other items.

For the nine months ended September 30, 2021, revenues decreased by $0.3 billion, primarily due to the sale of our Lighting business in June 2020, partially offset by $0.1 billion of lower inter-segment eliminations. Corporate operating profit decreased by $5.3 billion due to $12.6 billion of lower gains on purchases and sales of business interests primarily due to a $12.4 billion gain from the sale of our BioPharma business in 2020 and a $0.2 billion held for sale loss within our Power segment in 2021. This decrease was partially offset by a $5.8 billion change in gains (losses) on equity securities primarily related to mark-to-market activity on our Baker Hughes shares. In addition, Corporate operating profit increased due to the nonrecurrence of a $0.7 billion non-cash goodwill impairment charge related to our Aviation segment, $0.4 billion of non-cash impairment charges related to property, plant and equipment and intangible assets at our Steam business within our Power segment, and $0.1 billion legal reserves associated with the settlement of the SEC investigation in 2020. Restructuring and other charges decreased by $0.1 billion due to lower restructuring in Aviation and Corporate, partially offset by higher restructuring in our Power segment, primarily related to our exit from the new build coal power market.
Adjusted total corporate operating costs* decreased by $0.2 billion primarily as the result of $0.2 billion of cost reductions in our Corporate functions and operations. Costs also decreased due to $0.1 billion of lower intercompany profit eliminations primarily as the result of lower activity from project financing investments associated with wind energy projects in our Renewable Energy segment.

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

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Workforce reductions	$132	$137	$634	$630
Plant closures & associated costs and other asset write-downs	23	93	87	201
Acquisition/disposition net charges	9	12	16	57
Total restructuring and other charges	$164	$242	$736	$888

Cost of product/services	$61	$111	$349	$368
Selling, general and administrative expenses	103	131	393	520
Other income	—	—	(7)	—
Total restructuring and other charges	$164	$242	$736	$888

Aviation	$3	$65	$64	$309
Healthcare	68	28	127	104
Renewable Energy	14	58	149	142
Power	65	31	341	159
Corporate	9	45	39	154
Total GE Industrial restructuring and other charges	$160	$226	$720	$867
Capital	4	16	16	21
Total restructuring and other charges	$164	$242	$736	$888
Restructuring and other charges cash expenditures	$152	$321	$565	$856

*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 14

Liabilities associated with restructuring activities were approximately $1.4 billion and $1.3 billion as of September 30, 2021 and December 31, 2020, respectively, including actuarial determined post-employment severance benefits of $0.7 billion in both periods.

INTEREST AND OTHER FINANCIAL CHARGES	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
GE Industrial	$225	$313	$753	$1,016
GE Capital	259	267	799	821

The decrease in GE Industrial interest and other financial charges for the three months ended September 30, 2021 was primarily due to a lower debt balance and lower financing costs on sales of receivables. The decrease in GE Industrial interest and other financial charges for the nine months ended September 30, 2021 was primarily due to a lower intercompany loan balance and lower financial costs on the sales of receivables, partially offset by a higher average interest rate on debt. Total GE interest and other financial charges of $0.2 billion and $0.2 billion was recorded at Corporate and $0.1 billion and $0.1 billion was recorded by the industrial segments for the three months ended September 30, 2021 and 2020, respectively, and $0.5 billion and $0.7 billion was recorded at Corporate and $0.2 billion and $0.3 billion was recorded by the industrial segments for the nine months ended September 30, 2021 and 2020, respectively.

The decrease in GE Capital interest and other financial charges during the three and nine months ended September 30, 2021 was primarily due to lower average borrowing balances and weighted average interest rates, partially offset by a lower allocation of interest expense to discontinued operations.

CONSOLIDATED INCOME TAXES. For the three months ended September 30, 2021, the consolidated income tax rate was 0.3% compared to 29.8% for the three months ended September 30, 2020. The tax rate for 2020 reflects a tax benefit on a pre-tax loss.

The consolidated provision (benefit) for income taxes was an insignificant provision for the three months ended September 30, 2021 and $(0.5) billion for the three months ended September 30, 2020. The income tax provision went from a benefit to an insignificant expense primarily due to an increase in tax associated with pre-tax income for the three months ended September 30, 2021 compared to a pre-tax loss for the three months ended September 30, 2020, including tax expense associated with the realized and unrealized gain on our remaining interest in Baker Hughes for the three months ended September 30, 2021, compared to a tax benefit associated with the unrealized loss recorded for the three months ended September 30, 2020. Additionally, there was a tax expense in the third quarter of 2021 compared to a tax benefit in the third quarter of 2020 to adjust the year-to-date tax rate to be in-line with the projected full-year rate.

The consolidated tax provision (benefit) includes $0.1 billion and $(0.1) billion for GE Industrial for the three months ended September 30, 2021 and 2020, respectively.

For the nine months ended September 30, 2021, the consolidated income tax rate was 149.5% compared to (17.4)% for the nine months ended September 30, 2020. The tax rate for 2021 reflects a tax benefit on a pre-tax loss. The negative tax rate for 2020 reflects a tax benefit on pre-tax income.

The consolidated (benefit) for income taxes was $(0.3) billion for the nine months ended September 30, 2021 and $(0.6) billion for the nine months ended September 30, 2020. The benefit decreased due to tax associated with the increase in pre-tax income, excluding gains on BioPharma for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in pre-tax income includes realized and unrealized gain on our remaining interest in Baker Hughes for the nine months ended September 30, 2021, compared to unrealized loss for the nine months ended September 30, 2020. Partially offsetting these items was the nonrecurrence of the tax expense associated with the disposition of the BioPharma business in the first quarter of 2020, as well as tax benefits associated with internal restructurings to recognize historical losses due to decreases in fair value.

The consolidated tax provision (benefit) includes an insignificant amount for GE Industrial in both the nine months ended September 30, 2021 and 2020, respectively.

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

*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 15

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

At GE Capital, we continue to hold cash levels to cover at least 12 months of long-term debt maturities.

We believe that our consolidated liquidity and availability under our revolving credit facilities will be sufficient to meet our liquidity needs.

CONSOLIDATED LIQUIDITY. Following is a summary of cash, cash equivalents and restricted cash at September 30, 2021.

	September 30, 2021		September 30, 2021
GE Industrial	$17,995	U.S.	$12,801
GE Capital	6,960	Non-U.S.	12,154
Consolidated	$24,955	Consolidated	$24,955

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

GE INDUSTRIAL LIQUIDITY. GE Industrial's primary sources of liquidity consist of cash and cash equivalents, free cash flows from our operating businesses, remaining receivable monetization programs, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, market conditions and our ability to execute dispositions. Additionally, in connection with the program we launched in 2020 to fully monetize our Baker Hughes position over approximately three years, we received proceeds of $1.3 billion in the third quarter of 2021 and expect to receive approximately $1.2 billion in the fourth quarter of 2021.

GE Industrial cash, cash equivalents and restricted cash totaled $18.0 billion at September 30, 2021, including $2.2 billion of cash held in countries with currency control restrictions and $0.3 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised funds restricted in connection with certain ongoing litigation matters.

In the first quarter of 2021, we announced our intention to discontinue the majority of our factoring programs, which was effective April 1, 2021. The estimated adverse impact to GE Industrial CFOA for 2021 is expected to be approximately $3.5 billion, including a total of $3.1 billion in the second and third quarters of 2021, which primarily represents the cash that GE Industrial would have otherwise collected in the period had customer receivables not been previously sold and is excluded from GE Industrial free cash flows*.

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

GE Capital cash, cash equivalents and restricted cash totaled $7.0 billion at September 30, 2021, excluding $0.8 billion of cash in Insurance, which was classified as All other assets on the GE Capital Statement of Financial Position.

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

BORROWINGS. Consolidated total borrowings were $62.9 billion and $74.9 billion at September 30, 2021 and December 31, 2020, respectively, a decrease of $12.0 billion ($12.4 billion excluding intercompany eliminations). See the following table for a summary of GE Industrial and GE Capital borrowings.

*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 16

GE Industrial	September 30, 2021	December 31, 2020	GE Capital	September 30, 2021	December 31, 2020
GE Industrial senior notes	$14,663	$18,994	Senior and subordinated notes	$28,719	$30,987
			Senior and subordinated notes assumed by GE Industrial	18,106	22,390
Intercompany loans from GE Capital	3,177	3,177	Intercompany loans to GE Industrial	(3,177)	(3,177)
Other GE Industrial borrowings	898	1,352	Other GE Capital borrowings	717	1,779
Total GE Industrial			Total GE Capital
adjusted borrowings(a)(b)	$18,738	$23,523	adjusted borrowings(a)(b)	$44,366	$51,979
(a) Consolidated total borrowings of $62,888 million and $74,902 million at September 30, 2021 and December 31, 2020, respectively, are net of intercompany eliminations of $216 million and $600 million, respectively, of other GE Industrial borrowings from GE Capital, primarily related to timing of cash settlements associated with GE Industrial receivables monetization programs.
(b) Included $3,788 million and $5,687 million at September 30, 2021 and December 31, 2020, respectively, of fair value adjustments for debt in fair value hedge relationships. See Note 19 for further information.

The reduction in GE Industrial adjusted borrowings at September 30, 2021 compared to December 31, 2020 was driven by debt repurchases of $4.1 billion, net repayments and maturities of other debt of $0.5 billion and $0.3 billion related to changes in foreign exchange rates.

GE Industrial net debt* was $31.3 billion and $32.3 billion at September 30, 2021 and December 31, 2020, respectively. The decrease was driven primarily by a lower debt balance of $4.8 billion, partially offset by a decrease in the net cash deduction of $3.9 billion due to a lower cash balance, mainly due to debt repurchases.

The reduction in GE Capital adjusted borrowings at September 30, 2021 compared to December 31, 2020 was driven primarily by debt repurchases of $3.2 billion, long-term debt maturities of $1.8 billion, lower non-recourse borrowings of $0.9 billion, and $1.6 billion of fair value adjustments for debt in fair value hedge relationships.

Liability Management Actions. In the second quarter of 2021, we completed a debt tender to repurchase a total of $7.3 billion of debt, comprising $4.1 billion of GE Industrial debt with maturities ranging from 2022 through 2050, and $3.2 billion of GE Capital debt with maturities ranging from 2021 through 2039.

The following table provides a reconciliation of total short- and long-term borrowings as reported on the respective GE Industrial and GE Capital Statements of Financial Position to borrowings adjusted for assumed debt and intercompany loans:

September 30, 2021	GE Industrial	GE Capital	Consolidated
Total short- and long-term borrowings	$33,667	$29,437	$62,888
Debt assumed by GE Industrial from GE Capital(a)	(18,106)	18,106	—
Intercompany loans with right of offset(a)	3,177	(3,177)	—
Total intercompany payable (receivable) between GE Industrial and GE Capital	(14,929)	14,929	—
Total borrowings adjusted for assumed debt and intercompany loans	$18,738	$44,366	$62,888
(a) See the Capital Resources and Liquidity section of our Annual Report on Form 10-K for the year ended December 31, 2020 for further details on the assumed debt and intercompany loans with right of offset.

The intercompany loans from GE Capital to GE Industrial bear the right of offset against amounts owed by GE Capital to GE Industrial under the assumed debt agreement and can be prepaid by GE Industrial at any time, in whole or in part, without premium or penalty. These loans are priced at market terms and have a collective weighted average interest rate of 3.7% and term of approximately 15.2 years at September 30, 2021.

GE Industrial has in place committed revolving credit facilities totaling $14.5 billion at September 30, 2021, comprising a $10.0 billion unused back-up revolving syndicated credit facility and a total of $4.5 billion of bilateral revolving credit facilities.

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

*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 17

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

Following the close of the GECAS transaction, we expect that GE Capital will no longer receive separate credit ratings on its short- or long-term debt, and as a result our credit ratings will be issued on a consolidated basis for the Company.

Substantially all of the Company's debt agreements in place at September 30, 2021 do not contain material credit rating covenants. GE’s unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant, which GE satisfied at September 30, 2021.

The Company may from time to time enter into agreements that contain minimum ratings requirements. The following table provides a summary of the maximum estimated liquidity impact in the event of further downgrades below each stated ratings level.

Triggers Below	At September 30, 2021
BBB+/A-2/P-2	$59
BBB/A-3/P-3	576
BBB-	986
BB+ and below	457
Our most significant contractual ratings requirements are related to ordinary course commercial activities, our receivables sales programs, and our derivatives portfolio. The timing within the quarter of the potential liquidity impact of these areas may differ, as can the remedies to resolving any potential breaches of required ratings levels.

FOREIGN EXCHANGE. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Chinese renminbi, the British pound sterling and the Indian rupee, among others. The effects of foreign currency fluctuations on earnings, excluding the earnings impact of the underlying hedged item, was less than $0.1 billion for both the three and nine months ended September 30, 2021 and 2020. This analysis excludes any offsetting effect from the forecasted future transactions that are economically hedged.

See Note 19 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS – NINE MONTHS ENDED SEPTEMBER 30, 2021 VERSUS 2020. We manage the cash flow performance of our industrial and financial services businesses separately, in order to enable us and our investors to evaluate the cash from operating activities of our industrial businesses separately from the cash flows of our financial services business.

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

GE Industrial cash used for operating activities was $0.8 billion in 2021, a decrease of $2.3 billion compared with 2020, primarily due to: an increase in net income (after adjusting for the gain on the sale of BioPharma, non-cash losses related to our interest in Baker Hughes, non-operating benefit costs and non-operating debt extinguishment costs, which are adjusted through All other operating activities) primarily due to COVID-19 impacts in our Aviation segment in 2020; a decrease in cash paid for income taxes of $0.7 billion; partially offset by a lower increase in Aviation related customer allowance accruals of $0.2 billion and the settlement of an Alstom legacy legal matter of $0.2 billion in 2021 (components of All other operating activities). All other operating activities included $0.5 billion and $0.8 billion increase in Aviation related customer allowance accruals and decreases in employee benefit liabilities of $0.2 billion and $0.3 billion in 2021 and 2020, respectively.
2021 3Q FORM 10-Q 18

Changes in working capital compared to prior year were as follows: current receivables of $(1.4) billion, driven by a higher decrease in sales of receivables to discontinued factoring programs of $(2.8) billion, partially offset by a prior year decrease in sales of receivables to our continuing unconsolidated receivables facility of $1.1 billion which did not reoccur in 2021 and higher net collections; inventories, including deferred inventory, of $(0.7) billion, driven by lower liquidations; current contract assets of $(0.4) billion, driven by lower net unfavorable changes in estimated profitability at Aviation; accounts payable and equipment project accruals of $2.7 billion, driven by lower disbursements related to purchases of materials in prior periods; and progress collections and current deferred income of $(0.2) billion, driven by higher net liquidations. Progress collections and current deferred income included lower early payments received at our Aviation Military equipment business of $0.3 billion from a foreign government in 2021 compared to $0.7 billion from the U.S. Department of Defense in 2020.

GE Industrial cash from investing activities was $2.2 billion in 2021, a decrease of $17.1 billion compared with 2020, primarily due to: the nonrecurrence of proceeds from the 2020 sale of our BioPharma business of $20.3 billion; partially offset by proceeds from the 2021 sales of a portion of our retained ownership interest in Baker Hughes of $3.0 billion. Cash used for additions to property, plant and equipment and internal-use software, which are components of GE Industrial free cash flows*, was $1.0 billion in 2021, down $0.5 billion compared with 2020.

GE Industrial cash used for financing activities was $6.5 billion in 2021, a decrease of $2.9 billion compared with 2020, primarily due to: the nonrecurrence of repayments of commercial paper of $3.0 billion in 2020; partially offset by an increase of $0.5 billion in debt tender offers. GE Industrial paid cash to repurchase long term debt of $4.8 billion and $4.3 billion, including debt extinguishment costs of $0.6 billion and $0.1 billion (a component of All other financing activities) in 2021 and 2020, respectively.

GE CAPITAL CASH FLOWS FROM CONTINUING OPERATIONS. GE Capital cash used for operating activities was $3.0 billion in 2021, an increase of $3.6 billion compared with 2020, primarily due to: cash collateral paid, which is a standard market practice to minimize derivative counterparty exposures, and settlements received on derivative contracts (components of All other operating activities) of $1.4 billion in 2021, compared with collateral and settlements received of $2.2 billion in 2020.

GE Capital cash from investing activities was $4.0 billion in 2021, a decrease of $5.2 billion compared with 2020, primarily due to: the nonrecurrence of the repayment of GE Capital intercompany loans of $7.5 billion by GE Industrial in 2020; a decrease in cash of $1.3 billion related to our current receivables and supply chain finance programs with GE Industrial; partially offset by higher net collections of financing receivables of $3.7 billion, mainly driven by the discontinuation of certain factoring programs.

GE Capital cash used for financing activities was $7.0 billion in 2021, a decrease of $6.8 billion compared with 2020, primarily due to: lower net repayments of borrowings of $7.5 billion, partially offset by higher debt tender incentive and fees of $0.9 billion. GE Capital paid cash to repurchase long term debt of $3.9 billion and $10.0 billion, including debt tender incentive and fees of $1.1 billion and $0.2 billion (a component of All other financing activities), excluding a non-cash debt basis adjustment of $0.3 billion and an insignificant amount in 2021 and 2020, respectively.

GE CAPITAL CASH FLOWS FROM DISCONTINUED OPERATIONS. GE Capital cash from operating activities relates primarily to cash generated from earnings (loss) from discontinued operations in our GECAS business. GE Capital cash used for investing activities increased primarily due to an increase in net purchases of plant, property and equipment, partially offset by an increase in net collections of financing receivables.

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

At September 30, 2021 and December 31, 2020, included in GE Industrial's accounts payable was $3.5 billion and $2.9 billion, respectively, of supplier invoices that are subject to the third-party programs. Total GE Industrial supplier invoices paid through these third-party programs were $4.9 billion and $3.8 billion for the nine months ended September 30, 2021 and 2020, respectively.

INTERCOMPANY TRANSACTIONS BETWEEN GE INDUSTRIAL AND GE CAPITAL. Transactions between related companies are made on arms-length terms and are reported in the GE Industrial and GE Capital columns of our financial statements, which we believe provide useful supplemental information to our consolidated financial statements. See Note 22 for further information.

GE Capital Finance Transactions. During the nine months ended September 30, 2021 and 2020, GE Capital acquired from third parties 24 aircraft with a list price totaling $1.9 billion and eight aircraft with a list price totaling $0.8 billion, respectively, that will be leased to others and are powered by engines manufactured by GE Aviation and affiliates. GE Capital also made payments to GE Aviation and affiliates related to spare engines and engine parts of an insignificant amount and $0.2 billion, which included an insignificant amount and $0.1 billion to CFM International during the nine months ended September 30, 2021 and 2020, respectively. Additionally, GE Capital had $2.0 billion and $2.1 billion of net book value of engines, originally manufactured by GE Aviation and affiliates and subsequently leased back to GE Aviation and affiliates at September 30, 2021 and December 31, 2020, respectively.
*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 19

Also, during the nine months ended September 30, 2021 and 2020, GE Industrial recognized equipment revenues of $1.6 billion and $1.9 billion, respectively, from customers within our Power and Renewable Energy segments in which GE Capital is an investee or is committed to be an investee in the underlying projects. At September 30, 2021, GE Capital had funded related investments of $0.2 billion.

For certain of these investments, in order to meet its underwriting criteria, GE Capital may obtain a direct guarantee from GE Industrial related to the performance of the third party. GE Industrial guarantees include direct performance or payment guarantees, return on investment guarantees and asset value guarantees. As of September 30, 2021, GE Industrial had outstanding guarantees to GE Capital on $0.7 billion of funded exposure and an insignificant amount of unfunded commitments, which included guarantees issued by industrial businesses. The recorded contingent liability for these guarantees was insignificant as of September 30, 2021 and is based on individual transaction level defaults, losses and/or returns.

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our accounting policies and critical accounting estimates.

OTHER ITEMS
INSURANCE. At September 30, 2021, our insurance liabilities and annuity benefits of $37.7 billion were primarily supported by investment securities of $41.7 billion, commercial mortgage loans of $1.8 billion, net of their allowance for losses, and equity method and other investments of $1.3 billion. The insurance liabilities and annuity benefits primarily comprise a liability for future policy benefits for those insurance contract claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported.

2021 Premium Deficiency Testing. We completed our annual premium deficiency testing in the aggregate across our run-off insurance portfolio in the third quarter of 2021. These procedures included updating experience studies since our last test completed in the third quarter of 2020, independent actuarial analysis (principally on long-term care insurance exposures) and review of industry benchmarks. Our 2021 premium deficiency testing started with the positive margin of less than 2% of the recorded future policy benefit reserves that resulted from our 2020 premium deficiency testing. Using updated assumptions, the 2021 premium deficiency testing results indicated a significant increase in the positive margin to approximately 11% of the related future policy benefit reserves recorded at September 30, 2021. As a result, the assumptions updated in connection with the premium deficiency recognized in 2019 remain locked-in and will remain so unless another premium deficiency occurs in the future.

The significant increase in the premium deficiency testing margin resulting from our 2021 premium deficiency testing was largely attributable to an increase in the overall discount rate to a weighted average rate of 6.15% compared to 5.70% in 2020 ($2.2 billion). This increase in the discount rate from 2020 reflects further development of our previously communicated investment portfolio realignment strategy, that includes increased amounts allocated to growth assets, consisting of private equity, equity-like securities and select high yield credit strategies, from our current target of approximately 8% up to approximately 15%. These amounts are expected to be funded over the next 5 to 7 years from the remaining projected capital contribution of approximately $5.5 billion through 2024 and regular portfolio cash flows while maintaining an overall A-rated fixed income portfolio. The 2021 discount rate assumptions also reflect a lower expected reinvestment rate on fixed-income investments versus that applied in 2020, due to lower prevailing benchmark interest rates in the U.S, grading to a lower expected long-term average investment yield over a shorter period and slightly lower actual yields on our fixed-income investment security portfolio. As a result of this increased allocation to higher-yielding assets, our run-off insurance operations may experience future earnings volatility due to investments carried at fair value with changes in fair values reported in earnings and changes in the allowance for credit losses, and temporary elevated amounts of unfunded investment commitments.

While our observed long-term care insurance claim experience has shown some modest favorable emerging morbidity experience in the period since the 2017 reconstruction of our future claim cost projections, it remains largely in-line with those reconstructed projections. Based on the application of professional actuarial judgment to the factors discussed above, we have made no substantial change to our assumptions concerning morbidity, morbidity improvement, mortality, mortality improvement, terminations, or long-term care insurance premium rate increases in 2021. As with all assumptions underlying our premium deficiency testing, we will continue to monitor these factors, which may result in future changes in our assumptions.

Since our premium deficiency testing performed in 2020, we have implemented approximately $0.2 billion of previously approved long-term care insurance premium rate increase actions and made no substantial changes to the amount of projected future premium rate increase approvals. Our 2021 premium deficiency test includes approximately $1.7 billion of anticipated future premium increases or benefit reductions associated with future in-force rate actions, of which approximately $0.9 billion has been approved and not yet implemented. This represents a decrease of $0.2 billion from our 2020 premium deficiency test to account for actions that are: (a) approved and not yet implemented, (b) filed but not yet approved, and (c) estimated on future filings through 2030 and includes the effects of the higher discount rate mentioned above and longer anticipated timing to achieve and implement certain premium rate approvals.

2021 3Q FORM 10-Q 20

As a result of exposure period cut-off dates to permit experience to develop and lags in ceding company data reporting from our ceding companies, the impact of COVID-19 was generally not reflected in the experience studies data used in our 2021 premium deficiency testing. However, we assessed certain scenarios to better understand potential impacts associated with COVID-19 and, due to the currently observed insignificance and perceived short-term nature of such uncertain future impacts, including the natural offsets from mortality in the aggregate across our run-off insurance products (i.e., for life insurance products, higher mortality increases the present value of expected future benefit payments, while for annuity and long-term care insurance contracts, higher mortality decreases the present value of expected future benefit payments), concluded adjustments to our primary assumptions used in the premium deficiency testing were not warranted.

When results of the premium deficiency testing indicate overall reserves are sufficient, we are also required to assess whether additional future policy benefit reserves are required to be accrued over time in the future. Such an accrual would be required if profits are projected in earlier future periods followed by losses projected in later future years (i.e., profits followed by losses). When this pattern of profits followed by losses is projected, we would be required to accrue a liability in the expected profitable years by the amount necessary to offset projected losses in later future years. We noted our projections as of third quarter 2021 indicate the present value of projected earnings in each future year to be positive, and therefore, no further adjustments to our future policy benefit reserves were required at this time.

GAAP Reserve Sensitivities. The results of our premium deficiency testing are sensitive to the assumptions described above. Considering the results of the 2021 premium deficiency test which resulted in a margin, any future net adverse changes in our assumptions, may reduce the margin or result in a premium deficiency requiring an increase to future policy benefit reserves. For example, adverse changes in key assumptions related to our future policy benefits reserves, holding all other assumptions constant, would have the following effects on the projected present value of future cash flows as presented in the table below. Any future net favorable changes to these assumptions could result in a lower projected present value of future cash flows and additional margin in our premium deficiency test and higher income over the remaining duration of the portfolio, including higher investment income. The assumptions within our future policy benefit reserves are subject to significant uncertainties, including those inherent in the complex nature of our reinsurance treaties. Many of our assumptions are interdependent and require evaluation individually and in the aggregate across all insurance products. Small changes in the amounts used in the sensitivities, the use of different factors or effect from converting to modeling future cash flow projections for our long-term insurance exposures to a "first principles" model based on more granular assumptions of expected future claim experience could result in materially different outcomes from those reflected below.

	2020 assumption	2021 assumption	Hypothetical change in 2021 assumption	Estimated increase to projected present value of future cash flows (In millions, pre-tax)
Long-term care insurance morbidity improvement	1.25% per year over 12 to 20 years	1.25% per year over 12 to 20 years	25 basis point reduction No morbidity improvement	$500 $2,700
Long-term care insurance morbidity	Based on company experience	Based on company experience	5% increase in dollar amount of paid claims	$900
Long-term care insurance mortality improvement	0.5% per year for 10 years with annual improvement graded to 0% over next 10 years	0.5% per year for 10 years with annual improvement graded to 0% over next 10 years	1.0% per year for 10 years with annual improvement graded to 0% over next 10 years	$400
Total terminations:
Long-term care insurance mortality	Based on company experience	Based on company experience	Any change in termination assumptions that reduce total terminations by 10%	$900
Long-term care insurance lapse rate	Varies by block, attained age and benefit period; average 0.5% - 1.15%	Varies by block, attained age and benefit period; average 0.5% -1.15%
Long-term care insurance benefit exhaustion	Based on company experience	Based on company experience
Long-term care insurance future premium rate increases	Varies by block based on filing experience	Varies by block based on filing experience	25% adverse change in premium rate increase success rate	$400
Discount rate:
Overall discount rate	5.70%	6.15%	25 basis point reduction	$800
Reinvestment rate	2.70%; grading to a long-term average investment yield of 5.8%	2.60%; grading to a long-term average investment yield of 5.1%	25 basis point reduction; grading to a long-term average investment yield of 5.1%	Less than $100
Structured settlement annuity mortality	Based on company experience	Based on company experience	5% decrease in mortality	$100
Life insurance mortality	Based on company experience	Based on company experience	5% increase in mortality	$300
2021 3Q FORM 10-Q 21

Statutory Considerations. Our run-off insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices. Statutory accounting practices, not GAAP, determine the minimum required statutory capital levels of our insurance legal entities. We annually perform statutory asset adequacy testing and expect our December 31, 2021 testing process to be completed in the first quarter of 2022, the results of which may affect the amount or timing of capital contributions from GE Capital to the insurance legal entities.

See Other Items - New Accounting Standards, Note 12 and Other Items within MD&A in our Annual Report on Form 10-K for the year ended December 31, 2020 for further information related to our run-off insurance operations.

NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board issued new guidance on accounting for long-duration insurance contracts that is effective for our interim and annual periods beginning January 1, 2023, with an election to adopt early, and restatement of prior periods presented. We intend to adopt the new guidance effective January 1, 2023, using the modified retrospective transition method where permitted. We are evaluating the effect of the new guidance on our consolidated financial statements and anticipate that its adoption will significantly change the accounting for measurements of our long-duration insurance liabilities. The new guidance requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions need to be revised with any required changes recorded in earnings. Under the current accounting guidance, the discount rate is based on expected investment yields, while under the new guidance the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of the liability and is required to be updated in each reporting period with changes recorded in other comprehensive income. We expect that the single-A rate under the new guidance at the transition date will be lower than our current discount rate. In measuring the insurance liabilities under the new guidance, contracts shall not be grouped together from different issue years. These changes will result in the elimination of premium deficiency testing and shadow adjustments. While we continue to evaluate the effect of the new guidance on our ongoing financial reporting, we anticipate that its adoption will materially affect our financial statements and require changes to certain of our processes, systems, and controls. As the new guidance is only applicable to the measurements of our long-duration insurance liabilities under GAAP, it will not affect the accounting for our insurance reserves or the levels of capital and surplus under statutory accounting practices.

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

The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Three months ended September 30	2021	2020	V%	2021	2020	V%	2021	2020	V pts
Aviation (GAAP)	$5,398	$4,919	10%	$846	$350	F	15.7%	7.1%	8.6pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	12		—	(12)
Less: foreign currency effect	(9)	—		(13)	—
Aviation organic (Non-GAAP)	$5,408	$4,908	10%	$858	$362	F	15.9%	7.4%	8.5pts

Healthcare (GAAP)	$4,339	$4,565	(5)%	$704	$738	(5)%	16.2%	16.2%	—pts
Less: acquisitions	—	(23)		(9)	(13)
Less: business dispositions	—	21		—	(2)
Less: foreign currency effect	49	—		31	—
Healthcare organic (Non-GAAP)	$4,289	$4,567	(6)%	$681	$753	(10)%	15.9%	16.5%	(0.6)pts

Renewable Energy (GAAP)	$4,208	$4,525	(7)%	$(151)	$(51)	U	(3.6)%	(1.1)%	(2.5)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	101	—		(4)	—
Renewable Energy organic (Non-GAAP)	$4,106	$4,525	(9)%	$(147)	$(51)	U	(3.6)%	(1.1)%	(2.5)pts

Power (GAAP)	$4,026	$4,025	—%	$204	$148	38%	5.1%	3.7%	1.4pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	39	—		6	—
Power organic (Non-GAAP)	$3,988	$4,025	(1)%	$198	$148	34%	5.0%	3.7%	1.3pts
2021 3Q FORM 10-Q 22

GE INDUSTRIAL ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Nine months ended September 30	2021	2020	V%	2021	2020	V%	2021	2020	V pts
Aviation (GAAP)	$15,230	$16,196	(6)%	$1,664	$665	F	10.9%	4.1%	6.8pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	48		—	(48)
Less: foreign currency effect	13	—		(28)	—
Aviation organic (Non-GAAP)	$15,217	$16,148	(6)%	$1,691	$713	F	11.1%	4.4%	6.7pts

Healthcare (GAAP)	$13,100	$13,185	(1)%	$2,203	$2,111	4%	16.8%	16.0%	0.8pts
Less: acquisitions	18	(73)		(5)	(35)
Less: business dispositions	—	911		—	373
Less: foreign currency effect	335	—		110	—
Healthcare organic (Non-GAAP)	$12,747	$12,348	3%	$2,098	$1,773	18%	16.5%	14.4%	2.1pts

Renewable Energy (GAAP)	$11,505	$11,224	3%	$(484)	$(628)	23%	(4.2)%	(5.6)%	1.4pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	33		—	(4)
Less: foreign currency effect	438	—		(41)	—
Renewable Energy organic (Non-GAAP)	$11,066	$11,191	(1)%	$(443)	$(624)	29%	(4.0)%	(5.6)%	1.6pts

Power (GAAP)	$12,242	$12,206	—%	$416	$(32)	F	3.4%	(0.3)%	3.7pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	15		—	2
Less: foreign currency effect	237	—		(25)	—
Power organic (Non-GAAP)	$12,005	$12,191	(2)%	$441	$(34)	F	3.7%	(0.3)%	4pts

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

GE INDUSTRIAL ORGANIC REVENUES (NON-GAAP)	Three months ended September 30			Nine months ended September 30
	2021	2020	V%	2021	2020	V%
GE Industrial revenues (GAAP)	$17,821	$17,918	(1)%	$51,637	$52,828	(2)%
Less: acquisitions	—	(15)		18	(61)
Less: business dispositions(a)	—	57		—	1,393
Less: foreign currency effect(b)	185	—		1,042	—
GE Industrial organic revenues (Non-GAAP)	$17,636	$17,876	(1)%	$50,577	$51,496	(2)%

(a) Dispositions impact in 2020 primarily related to our BioPharma business, with revenues of $830 million.
(b) Foreign currency impact in 2021 was primarily driven by U.S. Dollar appreciation against euro, British pound, and Chinese renminbi.

GE INDUSTRIAL EQUIPMENT AND SERVICES	Three months ended September 30			Nine months ended September 30
ORGANIC REVENUES (NON-GAAP)	2021	2020	V%	2021	2020	V%
GE Industrial equipment revenues (GAAP)	$8,905	$9,625	(7)%	$25,178	$26,928	(6)%
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	1,124
Less: foreign currency effect	133	—		702	—
GE Industrial equipment organic revenues (Non-GAAP)	$8,772	$9,625	(9)%	$24,477	$25,803	(5)%

GE Industrial services revenues (GAAP)	$8,916	$8,293	8%	$26,459	$25,901	2%
Less: acquisitions	—	(15)		18	(61)
Less: business dispositions	—	57		—	269
Less: foreign currency effect	51	—		340	—
GE Industrial services organic revenues (Non-GAAP)	$8,865	$8,251	7%	$26,100	$25,693	2%

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 23

ADJUSTED GE INDUSTRIAL PROFIT AND PROFIT MARGIN	Three months ended September 30			Nine months ended September 30
(EXCLUDING CERTAIN ITEMS) (NON-GAAP)	2021	2020	V%	2021	2020	V%
GE Industrial total revenues (GAAP)	$17,821	$17,918	(1)%	$51,637	$52,828	(2)%

Costs
GE Industrial total costs and expenses (GAAP)	$17,347	$18,705	(7)%	$52,348	$56,943	(8)%
Less: GE Industrial interest and other financial charges	225	313		753	1,016
Less: debt extinguishment costs	—	—		645	63
Less: non-operating benefit costs	426	603		1,376	1,815
Less: restructuring & other(a)	64	91		402	523
Less: Steam asset impairment	—	363		—	363
Less: SEC settlement charge	—	100		—	100
Less: goodwill impairments	—	—		—	728
Add: noncontrolling interests	16	(51)		22	(161)
Adjusted GE Industrial costs (Non-GAAP)	$16,648	$17,185	(3)%	$49,194	$52,174	(6)%

Other Income
GE Industrial other income (GAAP)	$420	$(509)	F	$1,760	$8,481	(79)%
Less: gains (losses) on equity securities(a)	412	(669)		1,256	(4,527)
Less: restructuring & other	—	—		7	—
Less: gains (losses) on purchases and sales of business interests(a)	(156)	28		(159)	12,431
Adjusted GE Industrial other income (Non-GAAP)	$165	$132	25%	$656	$577	14%

GE Industrial profit (loss) (GAAP)	$894	$(1,296)	F	$1,048	$4,366	(76)%
GE Industrial profit (loss) margin (GAAP)	5.0%	(7.2)%	12.2pts	2.0%	8.3%	(6.3)pts

Adjusted GE Industrial profit (loss) (Non-GAAP)	$1,337	$865	55%	$3,099	$1,231	F
Adjusted GE Industrial profit (loss) margin (Non-GAAP)	7.5%	4.8%	2.7pts	6.0%	2.3%	3.7pts

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

ADJUSTED GE INDUSTRIAL ORGANIC PROFIT	Three months ended September 30			Nine months ended September 30
(NON-GAAP)	2021	2020	V%	2021	2020	V%
Adjusted GE Industrial profit (loss) (Non-GAAP)	$1,337	$865	55%	$3,099	$1,231	F
Less: acquisitions	(9)	5		(5)	22
Less: business dispositions	—	(2)		—	354
Less: foreign currency effect	24	—		30	—
Adjusted GE Industrial organic profit (loss) (Non-GAAP)	$1,322	$861	54%	$3,074	$855	F

Adjusted GE Industrial profit (loss) margin (Non-GAAP)	7.5%	4.8%	2.7pts	6.0%	2.3%	3.7pts
Adjusted GE Industrial organic profit (loss) margin (Non-GAAP)	7.5%	4.8%	2.7pts	6.1%	1.7%	4.4pts

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

2021 3Q FORM 10-Q 24

ADJUSTED EARNINGS (LOSS) (NON-GAAP)	Three months ended September 30			Nine months ended September 30
	2021	2020	V%	2021	2020	V%
Consolidated earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)(a)	$603	$(1,132)	F	$(2)	$3,848	U
Add: Accretion of redeemable noncontrolling interests (RNCI)	(9)	(6)		(9)	(141)
Less: GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	(142)	(29)		(887)	(692)
GE Industrial earnings (loss) (Non-GAAP)	$735	$(1,109)	F	$877	$4,399	(80)%
Non-operating benefits costs (pre-tax) (GAAP)	(426)	(603)		(1,376)	(1,815)
Tax effect on non-operating benefit costs	90	127		289	381
Less: non-operating benefit costs (net of tax)	(337)	(476)		(1,087)	(1,434)
Gains (losses) on purchases and sales of business interests (pre-tax)(b)	(156)	28		(159)	12,431
Tax effect on gains (losses) on purchases and sales of business interests	30	(25)		31	(1,253)
Less: gains (losses) on purchases and sales of business interests (net of tax)	(126)	3		(128)	11,178
Restructuring & other (pre-tax)(b)	(64)	(91)		(395)	(523)
Tax effect on restructuring & other	7	27		36	118
Less: restructuring & other (net of tax)	(57)	(63)		(359)	(405)
Steam asset impairments (pre-tax)	—	(363)		—	(363)
Tax effect on Steam asset impairments	—	37		—	37
Less: Steam asset impairments (net of tax)	—	(326)		—	(326)
Gains (losses) on equity securities (pre-tax)(b)	412	(669)		1,256	(4,527)
Tax effect on gains (losses) on equity securities(c)	78	122		155	934
Less: gains (losses) on equity securities (net of tax)	490	(547)		1,411	(3,593)
Goodwill impairments (pre-tax)(b)	—	—		—	(728)
Tax effect on goodwill impairments	—	—		—	(23)
Less: goodwill impairments (net of tax)	—	—		—	(751)
Debt extinguishment costs (pre-tax)	—	—		(645)	(63)
Tax effect on debt extinguishment costs	—	—		135	13
Less: debt extinguishment costs (net of tax)	—	—		(510)	(50)
Less: SEC settlement charge (pre-tax and net of tax)	—	(100)		—	(100)
Less: Accretion of RNCI (pre-tax and net of tax)	(9)	(6)		(9)	(141)
Less: GE Industrial U.S. tax reform enactment adjustment	—	(51)		—	(51)
Adjusted GE Industrial earnings (loss) (Non-GAAP)	$775	$458	69%	$1,559	$73	F

GE Capital earnings (loss) from continuing operations attributable to GE common shareholders (GAAP)	$(142)	$(29)	U	$(887)	$(692)	(28)%
Debt extinguishment costs (pre-tax)	—	—		(771)	(143)
Tax effect on debt extinguishment costs	—	—		162	24
Less: debt extinguishment costs (net of tax)	—	—		(609)	(119)
Less: GE Capital tax benefit related to BioPharma sale	—	8		—	96
Less: GE Capital tax loss related to GECAS sale	—	—		(44)	—
Less: GE Capital U.S. tax reform enactment adjustment	—	2		8	2
Adjusted GE Capital earnings (loss) (Non-GAAP)	$(142)	$(39)	U	$(243)	$(671)	64%

Adjusted GE Industrial earnings (loss) (Non-GAAP)	$775	$458	69%	$1,559	$73	F
Add: Adjusted GE Capital earnings (loss) (Non-GAAP)	(142)	(39)	U	(243)	(671)	64%
Adjusted earnings (loss) (Non-GAAP)	$633	$419	51%	$1,316	$(598)	F

(a) See Note 18 for further information.
(b) See the Corporate Items and Eliminations section for further information.
(c) Included tax benefits available to offset the tax on gains in equity securities.
2021 3Q FORM 10-Q 25

ADJUSTED EARNINGS (LOSS) PER SHARE (EPS)	Three months ended September 30			Nine months ended September 30
(NON-GAAP) (In dollars)	2021	2020	V%	2021	2020	V%
Consolidated EPS from continuing operations attributable to GE common shareholders (GAAP)	$0.55	$(1.03)	F	$—	$3.52	U
Add: Accretion of redeemable noncontrolling interests (RNCI)	(0.01)	(0.01)		(0.01)	(0.13)
Less: GE Capital EPS from continuing operations attributable to GE common shareholders (GAAP)	(0.13)	(0.03)		(0.81)	(0.63)
GE Industrial EPS (Non-GAAP)	$0.67	$(1.01)	F	$0.80	$4.02	(80)%
Non-operating benefits costs (pre-tax) (GAAP)	(0.39)	(0.55)		(1.25)	(1.66)
Tax effect on non-operating benefit costs	0.08	0.12		0.26	0.35
Less: non-operating benefit costs (net of tax)	(0.30)	(0.43)		(0.99)	(1.31)
Gains (losses) on purchases and sales of business interests (pre-tax)	(0.14)	0.03		(0.14)	11.36
Tax effect on gains (losses) on purchases and sales of business interests	0.03	(0.02)		0.03	(1.14)
Less: gains (losses) on purchases and sales of business interests (net of tax)	(0.11)	—		(0.12)	10.21
Restructuring & other (pre-tax)	(0.06)	(0.08)		(0.36)	(0.48)
Tax effect on restructuring & other	0.01	0.03		0.03	0.11
Less: restructuring & other (net of tax)	(0.05)	(0.06)		(0.33)	(0.37)
Steam asset impairments (pre-tax)	—	(0.33)		—	(0.33)
Tax effect on Steam asset impairments	—	0.03		—	0.03
Less: Steam asset impairments (net of tax)	—	(0.30)		—	(0.30)
Gains (losses) on equity securities (pre-tax)	0.37	(0.61)		1.14	(4.14)
Tax effect on gains (losses) on equity securities	0.07	0.11		0.14	0.85
Less: gains (losses) on equity securities (net of tax)	0.44	(0.50)		1.29	(3.28)
Goodwill impairments (pre-tax)	—	—		—	(0.67)
Tax effect on goodwill impairments	—	—		—	(0.02)
Less: goodwill impairments (net of tax)	—	—		—	(0.69)
Debt extinguishment costs (pre-tax)	—	—		(0.59)	(0.06)
Tax effect on debt extinguishment costs	—	—		0.12	0.01
Less: debt extinguishment costs (net of tax)	—	—		(0.46)	(0.05)
Less: SEC settlement charge (pre-tax and net of tax)	—	(0.09)		—	(0.09)
Less: Accretion of RNCI (pre-tax and net of tax)	(0.01)	(0.01)		(0.01)	(0.13)
Less: GE Industrial U.S. tax reform enactment adjustment	—	(0.05)		—	(0.05)
Adjusted GE Industrial EPS (Non-GAAP)	$0.70	$0.42	67%	$1.42	$0.07	F

GE Capital EPS from continuing operations attributable to GE common shareholders (GAAP)	$(0.13)	$(0.03)	U	$(0.81)	$(0.63)	(29)%
Debt extinguishment costs (pre-tax)	—	—		(0.70)	(0.13)
Tax effect on debt extinguishment costs	—	—		0.15	0.02
Less: debt extinguishment costs (net of tax)	—	—		(0.55)	(0.11)
Less: GE Capital tax benefit related to BioPharma sale	—	0.01		—	0.09
Less: GE Capital tax loss related to GECAS sale	—	—		(0.04)	—
Less: GE Capital U.S. tax reform enactment adjustment	—	—		0.01	—
Adjusted GE Capital EPS (Non-GAAP)	$(0.13)	$(0.04)	U	$(0.22)	$(0.61)	64%

Adjusted GE Industrial EPS (Non-GAAP)	$0.70	$0.42	67%	$1.42	$0.07	F
Add: Adjusted GE Capital EPS (Non-GAAP)	(0.13)	(0.04)	U	(0.22)	(0.61)	64%
Adjusted EPS (Non-GAAP)	$0.57	$0.38	50%	$1.20	$(0.55)	F

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
*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 26

GE INDUSTRIAL FREE CASH FLOWS (FCF) (NON-GAAP)	Nine months ended September 30
	2021	2020
GE Industrial CFOA (GAAP)	$(832)	$(3,175)
Add: gross additions to property, plant and equipment	(896)	(1,302)
Add: gross additions to internal-use software	(76)	(121)
Less: CFOA impact from factoring programs discontinued as of April 1, 2021	(3,067)	—
Less: taxes related to business sales	(6)	(837)
GE Industrial free cash flows (Non-GAAP)	$1,270	$(3,761)

We believe investors may find it useful to compare GE's Industrial free cash flows* performance without the effects of cash used for taxes related to business sales and the factoring program discontinuation. The CFOA impact from factoring programs discontinued as of April 1, 2021 of $(3,067) million represents the cash that GE Industrial would have otherwise collected in the six months ended September 30, 2021 had customer receivables not been previously sold to GE Capital or third parties in those discontinued programs. The CFOA impact associated with this activity in factoring programs that have now been discontinued was $(3,832) million and $(1,022) million in the nine months ended September 30, 2021 and 2020, respectively, an increase of $(2,810) million. The CFOA impact for the three months ended September 30, 2020 was $613 million. We believe this measure will better allow management and investors to evaluate the capacity of our industrial operations to generate free cash flows.

GE INDUSTRIAL NET DEBT (NON-GAAP)	September 30, 2021	December 31, 2020
Total GE Industrial short- and long-term borrowings (GAAP)	$33,667	$42,736
Less: GE Capital short- and long-term debt assumed by GE Industrial	18,106	22,390
Add: intercompany loans from GE Capital	3,177	3,177
Total adjusted GE Industrial borrowings	$18,738	$23,523
Pension and principal retiree benefit plan liabilities (pre-tax)(a)	25,492	25,492
Less: taxes at 21%	5,353	5,353
Pension and principal retiree benefit plan liabilities (net of tax)	$20,139	$20,139
GE Industrial operating lease liabilities	2,948	3,133
GE Industrial preferred stock	5,933	5,918
Less: 50% of GE Industrial preferred stock	2,966	2,959
50% of preferred stock	$2,966	$2,959
Deduction for total GE Industrial cash, cash equivalents and restricted cash	(17,995)	(23,209)
Less: 25% of GE Industrial cash, cash equivalents and restricted cash	(4,499)	(5,802)
Deduction for 75% of GE Industrial cash, cash equivalents and restricted cash	$(13,496)	$(17,407)
Total GE Industrial net debt (Non-GAAP)	$31,295	$32,347
(a) Represents the sum of the net deficit of principal pension, other pension and principal retiree benefit plans at December 31, 2020. The funded status of our benefit plans is updated annually in the fourth quarter.

In this document we use GE Industrial net debt*, which is calculated based on rating agency methodologies. We are including the calculation of GE Industrial net debt* to provide investors more clarity regarding how the credit rating agencies measure GE Industrial leverage.

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2021, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA. GE did not repurchase any equity securities during the three months ended September 30, 2021.

*Non-GAAP Financial Measure
2021 3Q FORM 10-Q 27

STATEMENT OF EARNINGS (LOSS)	Three months ended September 30
(UNAUDITED)	Consolidated
(In millions; per-share amounts in dollars)	2021	2020
Sales of goods	$11,530	$12,306
Sales of services	6,283	5,560
GE Capital revenues from services	616	663
Total revenues (Note 9)	18,429	18,529

Cost of goods sold	9,127	10,555
Cost of services sold	4,275	3,486
Selling, general and administrative expenses	2,747	3,215
Research and development	627	595
Interest and other financial charges	462	526
Debt extinguishment costs	—	—
Insurance losses and annuity benefits	643	624
Goodwill impairments (Note 8)	—	—
Non-operating benefit costs	427	605
Other costs and expenses	28	25
Total costs and expenses	18,337	19,632

Other income (Note 23)	491	(517)

Earnings (loss) from continuing operations before income taxes	584	(1,620)
Benefit (provision) for income taxes	(2)	483
Earnings (loss) from continuing operations	582	(1,137)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	602	(58)
Net earnings (loss)	1,184	(1,195)
Less net earnings (loss) attributable to noncontrolling interests	(73)	(51)
Net earnings (loss) attributable to the Company	1,257	(1,144)
Preferred stock dividends	(52)	(46)
Net earnings (loss) attributable to GE common shareholders	$1,205	$(1,190)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$582	$(1,137)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(73)	(51)
Earnings (loss) from continuing operations attributable to the Company	655	(1,087)
Preferred stock dividends	(52)	(46)
Earnings (loss) from continuing operations attributable
to GE common shareholders	603	(1,132)
Earnings (loss) from discontinued operations attributable
to GE common shareholders	602	(58)
Net earnings (loss) attributable to GE common shareholders	$1,205	$(1,190)

Earnings (loss) per share from continuing operations (Note 18)
Diluted earnings (loss) per share	$0.54	$(1.04)
Basic earnings (loss) per share	$0.54	$(1.04)

Net earnings (loss) per share (Note 18)
Diluted earnings (loss) per share	$1.08	$(1.09)
Basic earnings (loss) per share	$1.09	$(1.09)

2021 3Q FORM 10-Q 28

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	Three months ended September 30
(UNAUDITED)	GE Industrial		GE Capital
(In millions)	2021	2020	2021	2020
Sales of goods	$11,532	$12,314	$—	$—
Sales of services	6,289	5,604	—	—
GE Capital revenues from services	—	—	734	758
Total revenues	17,821	17,918	734	758

Cost of goods sold	9,129	10,564	—	—
Cost of services sold	4,276	3,525	5	5
Selling, general and administrative expenses	2,665	3,105	96	133
Research and development	627	595	—	—
Interest and other financial charges	225	313	259	267
Debt extinguishment costs	—	—	1	—
Insurance losses and annuity benefits	—	—	645	635
Goodwill impairments (Note 8)	—	—	—	—
Non-operating benefit costs	426	603	—	2
Other costs and expenses	—	—	39	38
Total costs and expenses	17,347	18,705	1,044	1,081

Other income (Note 23)	420	(509)	—	—

Earnings (loss) from continuing operations before income taxes	894	(1,296)	(311)	(323)
Benefit (provision) for income taxes	(81)	143	79	340
Earnings (loss) from continuing operations	813	(1,153)	(231)	16
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(8)	(10)	611	(48)
Net earnings (loss)	804	(1,163)	380	(32)
Less net earnings (loss) attributable to noncontrolling interests	16	(51)	(89)	—
Net earnings (loss) attributable to the Company	788	(1,112)	469	(32)
Preferred stock dividends	(52)	—	—	(46)
Net earnings (loss) attributable to GE common shareholders	$737	$(1,112)	$469	$(78)

Amounts attributable to GE common shareholders:
Earnings (loss) from continuing operations	$813	$(1,153)	$(231)	$16
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	16	(51)	(89)	—
Earnings (loss) from continuing operations attributable to the Company	797	(1,103)	(142)	16
Preferred stock dividends	(52)	—	—	(46)
Earnings (loss) from continuing operations attributable
to GE common shareholders	745	(1,103)	(142)	(29)
Earnings (loss) from discontinued operations attributable
to GE common shareholders	(8)	(10)	611	(48)
Net earnings (loss) attributable to GE common shareholders	$737	$(1,112)	$469	$(78)

2021 3Q FORM 10-Q 29

STATEMENT OF EARNINGS (LOSS)	Nine months ended September 30
(UNAUDITED)	Consolidated
(In millions; per-share amounts in dollars)	2021	2020
Sales of goods	$32,983	$35,365
Sales of services	18,615	17,340
GE Capital revenues from services	2,228	2,118
Total revenues (Note 9)	53,826	54,823

Cost of goods sold	26,892	30,272
Cost of services sold	12,666	11,829
Selling, general and administrative expenses	8,504	9,344
Research and development	1,792	1,929
Interest and other financial charges	1,450	1,648
Debt extinguishment costs	1,416	206
Insurance losses and annuity benefits	1,680	1,824
Goodwill impairments (Note 8)	—	877
Non-operating benefit costs	1,374	1,821
Other costs and expenses	91	114
Total costs and expenses	55,866	59,863

Other income (Note 23)	1,824	8,430

Earnings (loss) from continuing operations before income taxes	(216)	3,390
Benefit (provision) for income taxes	323	589
Earnings (loss) from continuing operations	107	3,979
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(2,856)	(1,072)
Net earnings (loss)	(2,748)	2,907
Less net earnings (loss) attributable to noncontrolling interests	(72)	(161)
Net earnings (loss) attributable to the Company	(2,677)	3,068
Preferred stock dividends	(180)	(280)
Net earnings (loss) attributable to GE common shareholders	$(2,857)	$2,787

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$107	$3,979
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(72)	(159)
Earnings (loss) from continuing operations attributable to the Company	179	4,138
Preferred stock dividends	(180)	(280)
Earnings (loss) from continuing operations attributable
to GE common shareholders	(1)	3,857
Earnings (loss) from discontinued operations attributable
to GE common shareholders	(2,856)	(1,070)
Net earnings (loss) attributable to GE common shareholders	$(2,857)	$2,787

Earnings (loss) per share from continuing operations (Note 18)
Diluted earnings (loss) per share	$(0.01)	$3.39
Basic earnings (loss) per share	$(0.01)	$3.39

Net earnings (loss) per share (Note 18)
Diluted earnings (loss) per share	$(2.61)	$2.41
Basic earnings (loss) per share	$(2.61)	$2.41
2021 3Q FORM 10-Q 30

STATEMENT OF EARNINGS (LOSS) (CONTINUED)	Nine months ended September 30
(UNAUDITED)	GE Industrial		GE Capital
(In millions; per-share amounts in dollars)	2021	2020	2021	2020
Sales of goods	$32,989	$35,401	$—	$—
Sales of services	18,648	17,427	—	—
GE Capital revenues from services	—	—	2,470	2,455
Total revenues	51,637	52,828	2,470	2,455

Cost of goods sold	26,899	30,308	—	—
Cost of services sold	12,683	11,901	15	15
Selling, general and administrative expenses	8,200	9,033	318	396
Research and development	1,792	1,929	—	—
Interest and other financial charges	753	1,016	799	821
Debt extinguishment costs	645	63	771	143
Insurance losses and annuity benefits	—	—	1,706	1,866
Goodwill impairments (Note 8)	—	877	—	—
Non-operating benefit costs	1,376	1,815	(2)	6
Other costs and expenses	—	—	127	185
Total costs and expenses	52,348	56,943	3,734	3,432

Other income (Note 23)	1,760	8,481	—	—

Earnings (loss) from continuing operations before income taxes	1,048	4,366	(1,264)	(976)
Benefit (provision) for income taxes	(1)	22	324	566
Earnings (loss) from continuing operations	1,047	4,389	(940)	(410)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(4)	(33)	(2,851)	(1,039)
Net earnings (loss)	1,042	4,355	(3,791)	(1,449)
Less net earnings (loss) attributable to noncontrolling interests	22	(163)	(94)	2
Net earnings (loss) attributable to the Company	1,021	4,518	(3,698)	(1,451)
Preferred stock dividends	(139)	—	(41)	(280)
Net earnings (loss) attributable to GE common shareholders	$882	$4,518	$(3,739)	$(1,731)

Amounts attributable to GE common shareholders:
Earnings (loss) from continuing operations	$1,047	$4,389	$(940)	$(410)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	22	(161)	(94)	2
Earnings (loss) from continuing operations attributable to the Company	1,025	4,549	(846)	(412)
Preferred stock dividends	(139)	—	(41)	(280)
Earnings (loss) from continuing operations attributable
to GE common shareholders	886	4,549	(887)	(692)
Earnings (loss) from discontinued operations attributable
to GE common shareholders	(4)	(31)	(2,851)	(1,039)
Net earnings (loss) attributable to GE common shareholders	$882	$4,518	$(3,739)	$(1,731)

2021 3Q FORM 10-Q 31

STATEMENT OF FINANCIAL POSITION (UNAUDITED)	Consolidated
(In millions, except share amounts)	September 30, 2021	December 31, 2020
Cash, cash equivalents and restricted cash(a)	$24,955	$36,530
Investment securities (Note 3)	5,300	7,319
Current receivables (Note 4)	14,874	16,691
Financing receivables – net (Note 5)	271	326
Inventories, including deferred inventory costs (Note 6)	16,790	15,890
Other GE Capital receivables	1,186	1,549
Receivable from GE Capital	—	—
Current contract assets (Note 10)	5,238	5,764
All other current assets (Note 11)	1,191	1,109
Assets of discontinued operations (Note 2)	33,782	—
Current assets	103,587	85,180

Investment securities (Note 3)	42,394	42,549
Other GE Capital receivables	4,668	4,661
Property, plant and equipment – net (Note 7)	15,873	16,699
Receivable from GE Capital	—	—
Goodwill (Note 8)	25,333	25,524
Other intangible assets – net (Note 8)	9,187	9,671
Contract and other deferred assets (Note 10)	6,119	5,888
All other assets (Note 11)	12,651	11,038
Deferred income taxes (Note 16)	14,466	14,253
Assets of discontinued operations (Note 2)	2,855	40,749
Total assets	$237,133	$256,211

Short-term borrowings (Note 12)	$5,459	$4,713
Short-term borrowings assumed by GE (Note 12)	—	—
Accounts payable and equipment project accruals	16,172	16,458
Progress collections and deferred income (Note 10)	16,909	18,371
All other current liabilities (Note 15)	14,349	15,071
Liabilities of discontinued operations (Note 2)	4,788	—
Current liabilities	57,676	54,613

Deferred income (Note 10)	1,839	1,801
Long-term borrowings (Note 12)	57,429	70,189
Long-term borrowings assumed by GE (Note 12)	—	—
Insurance liabilities and annuity benefits (Note 13)	37,705	42,191
Non-current compensation and benefits	28,415	29,677
All other liabilities (Note 15)	14,999	15,484
Liabilities of discontinued operations (Note 2)	109	5,182
Total liabilities	198,172	219,138

Preferred stock (5,939,875 shares outstanding at both September 30, 2021 and December 31, 2020)	6	6
Common stock (1,098,137,128 and 1,095,686,581 shares outstanding at September 30, 2021 and December 31, 2020, respectively)(b)	15	702
Accumulated other comprehensive income (loss) – net attributable to GE	(5,078)	(9,749)
Other capital	34,751	34,307
Retained earnings	89,098	92,247
Less common stock held in treasury	(81,314)	(81,961)
Total GE shareholders’ equity	37,477	35,552
Noncontrolling interests	1,484	1,522
Total equity	38,961	37,073
Total liabilities and equity	$237,133	$256,211
(a) Excluded $807 million and $455 million at September 30, 2021 and December 31, 2020, respectively, in Insurance, which is subject to regulatory restrictions. This balance is included in All other assets. See Note 11 for further information.
(b) Reduction of $687 million in common stock represents the change in par value of issued shares from $0.06 to $0.01 with the offsetting change in Other capital.
2021 3Q FORM 10-Q 32

STATEMENT OF FINANCIAL POSITION (CONTINUED)	GE Industrial		GE Capital
(UNAUDITED) (In millions, except share amounts)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Cash, cash equivalents and restricted cash	$17,995	$23,209	$6,960	$13,322
Investment securities (Note 3)	5,300	7,319	—	—
Current receivables (Note 4)	14,368	13,442	—	—
Financing receivables – net (Note 5)	—	—	1,300	4,172
Inventories, including deferred inventory costs (Note 6)	16,790	15,890	—	—
Other GE Capital receivables	—	—	1,544	3,280
Receivable from GE Capital	2,346	2,432	—	—
Current contract assets (Note 10)	5,238	5,764	—	—
All other current assets (Note 11)	839	835	362	543
Assets of discontinued operations (Note 2)	—	—	33,782	—
Current assets	62,876	68,892	43,948	21,317

Investment securities (Note 3)	150	36	42,246	42,515
Other GE Capital receivables	—	—	5,056	5,076
Property, plant and equipment – net (Note 7)	15,635	16,433	241	271
Receivable from GE Capital	12,583	16,780	—	—
Goodwill (Note 8)	25,333	25,524	—	—
Other intangible assets – net (Note 8)	9,155	9,632	32	39
Contract and other deferred assets (Note 10)	6,119	5,921	—	—
All other assets (Note 11)	8,709	7,948	4,170	3,354
Deferred income taxes (Note 16)	10,082	9,154	4,384	5,099
Assets of discontinued operations (Note 2)	123	144	2,732	40,587
Total assets	$150,765	$160,462	$102,809	$118,257

Short-term borrowings (Note 12)	$1,468	$918	$1,862	$1,963
Short-term borrowings assumed by GE (Note 12)	2,346	2,432	2,346	2,432
Accounts payable and equipment project accruals	15,929	16,380	760	918
Progress collections and deferred income (Note 10)	16,936	18,371	—	—
All other current liabilities (Note 15)	13,385	14,131	1,164	2,288
Liabilities of discontinued operations (Note 2)	—	—	4,788	—
Current liabilities	50,064	52,232	10,919	7,602

Deferred income (Note 10)	1,839	1,801	—	—
Long-term borrowings (Note 12)	14,093	19,428	27,575	30,803
Long-term borrowings assumed by GE (Note 12)	15,761	19,957	12,583	16,780
Insurance liabilities and annuity benefits (Note 13)	—	—	38,090	42,565
Non-current compensation and benefits	28,108	29,291	299	379
All other liabilities (Note 15)	14,794	15,072	379	539
Liabilities of discontinued operations (Note 2)	124	139	(15)	5,058
Total liabilities	124,784	137,921	89,830	103,726

Preferred stock (5,939,875 shares outstanding at both September 30, 2021 and December 31, 2020)	6	6	—	6
Common stock (1,098,137,128 and 1,095,686,581 shares outstanding at September 30, 2021 and December 31, 2020, respectively)	15	702	5	—
Accumulated other comprehensive income (loss) – net attributable to GE	(6,437)	(8,945)	1,359	(804)
Other capital	16,827	16,466	17,920	17,835
Retained earnings	95,500	94,910	(6,402)	(2,663)
Less common stock held in treasury	(81,314)	(81,961)	—	—
Total GE shareholders’ equity	24,596	21,179	12,881	14,373
Noncontrolling interests	1,386	1,363	97	159
Total equity	25,982	22,542	12,979	14,531
Total liabilities and equity	$150,765	$160,462	$102,809	$118,257

2021 3Q FORM 10-Q 33

STATEMENT OF CASH FLOWS	Nine months ended September 30
(UNAUDITED)	Consolidated
(In millions)	2021	2020
Net earnings (loss)	$(2,748)	$2,907
(Earnings) loss from discontinued operations	2,856	1,072
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	1,390	1,664
Amortization of intangible assets (Note 8)	860	1,036
Goodwill impairments (Note 8)	—	877
(Gains) losses on purchases and sales of business interests (Note 23)	155	(12,446)
(Gains) losses on equity securities (Note 23)	(1,035)	4,781
Principal pension plans cost (Note 14)	1,990	2,681
Principal pension plans employer contributions	(232)	(226)
Other postretirement benefit plans (net)	(772)	(712)
Provision (benefit) for income taxes	(323)	(589)
Cash recovered (paid) during the year for income taxes	(1,048)	(1,138)
Changes in operating working capital:
Decrease (increase) in current receivables	874	(1,665)
Decrease (increase) in inventories, including deferred inventory costs	(1,184)	(432)
Decrease (increase) in current contract assets	498	855
Increase (decrease) in accounts payable and equipment project accruals	(167)	(1,208)
Increase (decrease) in progress collections and current deferred income	(1,509)	(1,247)
All other operating activities	(1,132)	1,912
Cash from (used for) operating activities – continuing operations	(1,527)	(1,876)
Cash from (used for) operating activities – discontinued operations	2,427	1,816
Cash from (used for) operating activities	900	(60)

Additions to property, plant and equipment	(895)	(1,302)
Dispositions of property, plant and equipment	128	134
Additions to internal-use software	(78)	(125)
Net decrease (increase) in financing receivables	66	(32)
Proceeds from principal business dispositions	1	20,577
Net cash from (payments for) principal businesses purchased	(27)	(10)
Sales of retained ownership interests	2,961	—
Net (purchases) dispositions of GE Capital investment securities	(1,158)	(1,292)
All other investing activities	1,912	1,719
Cash from (used for) investing activities – continuing operations	2,909	19,667
Cash from (used for) investing activities – discontinued operations	(2,683)	(1,966)
Cash from (used for) investing activities	226	17,702

Net increase (decrease) in borrowings (maturities of 90 days or less)	(390)	(4,198)
Newly issued debt (maturities longer than 90 days)	364	14,452
Repayments and other debt reductions (maturities longer than 90 days)	(10,210)	(24,486)
Dividends paid to shareholders	(431)	(412)
All other financing activities	(1,836)	(369)
Cash from (used for) financing activities – continuing operations	(12,502)	(15,014)
Cash from (used for) financing activities – discontinued operations	101	(24)
Cash from (used for) financing activities	(12,401)	(15,038)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(136)	(11)
Increase (decrease) in cash, cash equivalents and restricted cash	(11,412)	2,593
Cash, cash equivalents and restricted cash at beginning of year	37,608	37,077
Cash, cash equivalents and restricted cash at September 30	26,197	39,670
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	435	612
Cash, cash equivalents and restricted cash of continuing operations at September 30	$25,762	$39,058
2021 3Q FORM 10-Q 34

STATEMENT OF CASH FLOWS (CONTINUED)	Nine months ended September 30
(UNAUDITED)	GE Industrial		GE Capital
(In millions)	2021	2020	2021	2020
Net earnings (loss)	$1,042	$4,355	$(3,791)	$(1,449)
(Earnings) loss from discontinued operations	4	33	2,851	1,039
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment (Note 7)	1,372	1,664	18	20
Amortization of intangible assets (Note 8)	849	1,028	11	8
Goodwill impairments (Note 8)	—	877	—	—
(Gains) losses on purchases and sales of business interests (Note 23)	155	(12,445)	—	—
(Gains) losses on equity securities (Note 23)	(1,010)	4,761	(26)	21
Principal pension plans cost (Note 14)	1,990	2,681	—	—
Principal pension plans employer contributions	(232)	(226)	—	—
Other postretirement benefit plans (net)	(734)	(675)	(39)	(37)
Provision (benefit) for income taxes	1	(22)	(324)	(566)
Cash recovered (paid) during the year for income taxes	(1,113)	(1,805)	65	667
Changes in operating working capital:
Decrease (increase) in current receivables	(1,499)	(118)	—	—
Decrease (increase) in inventories, including deferred inventory costs	(1,120)	(385)	—	—
Decrease (increase) in current contract assets	498	855	—	—
Increase (decrease) in accounts payable and equipment project accruals	(287)	(3,020)	8	(26)
Increase (decrease) in progress collections and current deferred income	(1,471)	(1,247)	—	—
All other operating activities	721	513	(1,738)	936
Cash from (used for) operating activities – continuing operations	(832)	(3,175)	(2,963)	612
Cash from (used for) operating activities – discontinued operations	5	34	2,422	1,782
Cash from (used for) operating activities	(827)	(3,141)	(541)	2,394

Additions to property, plant and equipment	(896)	(1,302)	—	—
Dispositions of property, plant and equipment	128	134	—	—
Additions to internal-use software	(76)	(121)	(3)	(5)
Net decrease (increase) in financing receivables	—	—	3,398	(292)
Proceeds from principal business dispositions	1	20,408	—	—
Net cash from (payments for) principal businesses purchased	(27)	(10)	—	—
Sales of retained ownership interests	2,961	—	—	—
Net (purchases) dispositions of GE Capital investment securities	—	—	(1,158)	(1,292)
All other investing activities	124	210	1,771	10,840
Cash from (used for) investing activities – continuing operations	2,216	19,318	4,008	9,251
Cash from (used for) investing activities – discontinued operations	(5)	(39)	(2,678)	(1,927)
Cash from (used for) investing activities	2,211	19,279	1,330	7,324

Net increase (decrease) in borrowings (maturities of 90 days or less)	(1,304)	(4,323)	(118)	(460)
Newly issued debt (maturities longer than 90 days)	5	7,432	359	7,020
Repayments and other debt reductions (maturities longer than 90 days)	(4,156)	(12,129)	(6,054)	(19,857)
Dividends paid to shareholders	(402)	(265)	(41)	(276)
All other financing activities	(658)	(84)	(1,181)	(286)
Cash from (used for) financing activities – continuing operations	(6,514)	(9,369)	(7,035)	(13,859)
Cash from (used for) financing activities – discontinued operations	—	1	101	(24)
Cash from (used for) financing activities	(6,514)	(9,369)	(6,934)	(13,883)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(83)	(50)	(53)	38
Increase (decrease) in cash, cash equivalents and restricted cash	(5,214)	6,719	(6,198)	(4,126)
Cash, cash equivalents and restricted cash at beginning of year	23,209	17,617	14,400	19,460
Cash, cash equivalents and restricted cash at September 30	17,995	24,337	8,202	15,333
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	—	—	435	612
Cash, cash equivalents and restricted cash of continuing operations at September 30	$17,995	$24,337	$7,767	$14,721
2021 3Q FORM 10-Q 35

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions, net of tax)	2021	2020	2021	2020
Net earnings (loss)	$1,184	$(1,195)	$(2,748)	$2,907
Less net earnings (loss) attributable to noncontrolling interests	(73)	(51)	(72)	(161)
Net earnings (loss) attributable to the Company	$1,257	$(1,144)	$(2,677)	$3,068

Currency translation adjustments	(158)	55	81	133
Benefit plans	753	609	2,372	2,248
Investment securities and cash flow hedges	2,151	32	2,222	(140)
Less: other comprehensive income (loss) attributable to noncontrolling interests	4	—	5	7
Other comprehensive income (loss) attributable to the Company	$2,742	$695	$4,671	$2,234

Comprehensive income (loss)	$3,930	$(499)	$1,927	$5,147
Less: comprehensive income (loss) attributable to noncontrolling interests	(69)	(50)	(67)	(154)
Comprehensive income (loss) attributable to the Company	$3,999	$(449)	$1,994	$5,302

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions)	2021	2020	2021	2020
Preferred stock issued	$6	$6	$6	$6
Common stock issued	$15	$702	$15	$702

Beginning balance	(7,820)	(10,194)	(9,749)	(11,732)
Currency translation adjustments	(160)	55	80	129
Benefit plans	751	609	2,369	2,245
Investment securities and cash flow hedges	2,151	32	2,222	(140)
Accumulated other comprehensive income (loss)	$(5,078)	$(9,498)	$(5,078)	$(9,498)
Beginning balance	34,032	34,292	34,307	34,405
Gains (losses) on treasury stock dispositions	(78)	(162)	(571)	(574)
Stock-based compensation	109	104	322	319
Other changes	689	46	694	129
Other capital	$34,751	$34,279	$34,751	$34,279
Beginning balance	87,993	91,188	92,247	87,732
Net earnings (loss) attributable to the Company	1,257	(1,144)	(2,677)	3,068
Dividends and other transactions with shareholders	(152)	(139)	(473)	(720)
Changes in accounting	—	—	—	(175)
Retained earnings	$89,098	$89,905	$89,098	$89,905
Beginning balance	(81,425)	(82,320)	(81,961)	(82,797)
Purchases	(4)	(3)	(87)	(25)
Dispositions	116	198	733	697
Common stock held in treasury	$(81,314)	$(82,125)	$(81,314)	$(82,125)
GE shareholders' equity balance	37,477	33,269	37,477	33,269
Noncontrolling interests balance	1,484	1,524	1,484	1,524
Total equity balance at September 30	$38,961	$34,793	$38,961	$34,793

2021 3Q FORM 10-Q 36

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

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS. In September of 2021, we signed an agreement to exit GE's share of our boiler manufacturing business in China in our Power segment. In connection with the transaction, we recorded a loss on the planned disposal of this business of $172 million in Other income in our consolidated Statement of Earnings (Loss). We expect to complete the sale in the fourth quarter of 2021. See Note 23 for further information.

On March 31, 2020, we completed the sale of our BioPharma business within our Healthcare segment for total consideration of $21,112 million (after certain working capital adjustments) and incurred $185 million of cash payments directly associated with the transaction. In the first three quarters of 2020, we recognized a pre-tax gain of $12,362 million ($11,214 million after-tax) in our consolidated Statement of Earnings (Loss).

DISCONTINUED OPERATIONS primarily comprise our GE Capital Aviation Services (GECAS) business, our mortgage portfolio in Poland, and other trailing assets and liabilities associated with prior dispositions. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented.

GECAS. On March 9, 2021 we entered into an agreement with AerCap Holdings N.V. (AerCap) to combine our GECAS business with AerCap (GECAS transaction). GE will receive total consideration consisting of approximately $22,650 million cash, inclusive of estimated contractual closing adjustments, 111.5 million shares of AerCap common stock (approximately 46% ownership interest) valued at $6,446 million based on AerCap’s closing share price of $57.81 on September 30, 2021 and $1,000 million in AerCap notes. As a result, we have reclassified GECAS' results to discontinued operations for all periods presented and recognized a non-cash after-tax loss of $3,638 million in discontinued operations for the nine months ended September 30, 2021. Given the economics of GECAS accrue to AerCap in conjunction with the transaction, the net impact of GECAS (loss on sale and operations) could change materially, mainly due to fluctuations in AerCap's closing share price. In October 2021, we received final regulatory approvals and are now expecting the transaction to be completed on November 1, 2021.

After completion of the transaction, we will elect to prospectively measure our investment in AerCap at fair value and expect to have continuing involvement with AerCap, primarily through our ownership interest and ongoing sales or leases of products and services.
2021 3Q FORM 10-Q 37

Bank BPH. The mortgage portfolio in Poland (Bank BPH) comprises floating rate residential mortgages, 86% of which are indexed to or denominated in foreign currencies (primarily Swiss francs). At September 30, 2021, the total portfolio had a carrying value of $1,938 million with a 1.96% 90-day delinquency rate and an average loan to value ratio of approximately 61.1%. The portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields as well as estimates with respect to ongoing litigation in Poland related to foreign currency-denominated mortgages and other factors. Earnings from discontinued operations for the nine months ended September 30, 2021 included $289 million non-cash pre-tax charges, reflecting estimates with respect to ongoing litigation as well as market yields, primarily in the first quarter of 2021. Future changes in the estimated legal liabilities or market yields could result in further losses related to these loans in future reporting periods. See Note 21 for further information.

Baker Hughes (BKR). We have continuing involvement with BKR primarily through our remaining interest, ongoing purchases and sales of products and services, transition services that we provide to BKR, as well as an aeroderivative joint venture (JV) we formed with BKR in the fourth quarter of 2019. The JV is a 50-50 joint venture between GE and BKR and is consolidated by GE due to the significance of our investment in BKR.

For the nine months ended September 30, 2021, we had sales of $439 million and purchases of $177 million with BKR for products and services outside of the JV. We collected net cash of $347 million from BKR related to sales, purchases and transition services.

For the nine months ended September 30, 2021, we had sales of $351 million to BKR for products and services from the JV, and we collected cash of $423 million. We expect to reduce our investment in BKR to below 20% in the fourth quarter, at which point we will deconsolidate the JV. The deconsolidation of the JV is not expected to have a material impact on GE Industrial Cash from operating activities (CFOA).

In addition, for the nine months ended September 30, 2021, we received $31 million of repayments on the promissory note receivable from BKR and dividends of $143 million on our investment.

RESULTS OF DISCONTINUED OPERATIONS	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Operations
GE Capital revenues from services	$933	$966	$2,469	$3,032
Cost of goods and services sold	(19)	(640)	(394)	(2,027)
Other income, costs and expenses	(340)	(380)	(1,037)	(2,090)

Earnings (loss) of discontinued operations before income taxes	$575	$(54)	$1,037	$(1,085)
Benefit (provision) for income taxes	(208)	6	(287)	36
Earnings (loss) of discontinued operations, net of taxes(a)	$367	$(49)	$750	$(1,050)

Disposal
Gain (loss) on disposal before income taxes	$174	$(8)	$(3,661)	$(22)
Benefit (provision) for income taxes	62	(1)	55	(1)
Gain (loss) on disposal, net of taxes(b)	$236	$(9)	$(3,606)	$(23)

Earnings (loss) from discontinued operations, net of taxes	$602	$(58)	$(2,856)	$(1,072)
(a) Included $490 million and $(38) million from GECAS operations, including zero and $637 million of depreciation and amortization, for the three months ended September 30, 2021 and 2020, respectively. Included $1,163 million and $(906) million from GECAS operations, including $359 million and $2,020 million of depreciation and amortization, for the nine months ended September 30, 2021 and 2020, respectively. Depreciation and amortization ceased on March 10, 2021.
(b) Gain for the three months ended September 30, 2021 was primarily driven by GECAS due to an increase in fair value of AerCap common stock to be received of $736 million, partially offset by an increase in GECAS net assets of $475 million attributable to income from operations.
2021 3Q FORM 10-Q 38

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	September 30, 2021	December 31, 2020
Cash, cash equivalents and restricted cash	$31	$—
Financing receivables - net	1,985	—
Other GE Capital receivables	1,928	—
Property, plant, and equipment - net	29,369	—
Valuation allowance on disposal group classified as discontinued operations	(3,560)	—
All other current assets	4,029	—
Total current assets of discontinued operations	33,782	—
Cash, cash equivalents and restricted cash	404	623
Financing receivables - net	—	2,710
Other GE Capital receivables	50	1,844
Financing receivables held for sale (Polish mortgage portfolio)	1,938	2,461
Property, plant, and equipment - net	92	28,429
All other assets	370	4,683
Assets of discontinued operations(a)	$36,637	$40,749

Deferred income taxes	$2,242	$—
Accounts payable and all other liabilities	2,546	—
Total current liabilities of discontinued operations	4,788	—
Deferred income taxes	2	2,172
Accounts payable and all other liabilities(b)	107	3,010
Liabilities of discontinued operations(a)	$4,896	$5,182
(a) Included $33,782 million and $37,199 million of assets and $4,788 million and $4,997 million of liabilities for GECAS as of September 30, 2021 and December 31, 2020, respectively.
(b) Included within All other liabilities of discontinued operations at September 30, 2021 and December 31, 2020 are intercompany tax receivables in the amount of $715 million and $704 million, respectively, primarily related to previously disposed financial services businesses, which are eliminated upon consolidation.

NOTE 3. INVESTMENT SECURITIES. All of our debt securities are classified as available-for-sale and substantially all are investment-grade supporting obligations to annuitants and policyholders in our run-off insurance operations. We have adopted the fair value option for our investment in BKR (comprising 214.0 million shares with approximately 20.5% ownership and a promissory note receivable as of September 30, 2021), which is recorded as Equity securities with readily determinable fair values. We classify investment securities as current or non-current based on our intent regarding the usage of proceeds from those investments. Investment securities held within insurance entities are classified as non-current as they support the long-duration insurance liabilities.

	September 30, 2021				December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity (Baker Hughes)	$5,300	$—	$—	$5,300	$7,319	$—	$—	$7,319
Current investment securities	$5,300	$—	$—	$5,300	$7,319	$—	$—	$7,319
Debt
U.S. corporate	$24,995	$5,536	$(38)	$30,493	$23,604	$6,651	$(26)	$30,230
Non-U.S. corporate	2,489	349	(3)	2,835	2,283	458	(1)	2,740
State and municipal	2,848	643	(5)	3,486	3,387	878	(9)	4,256
Mortgage and asset-backed	3,771	159	(34)	3,896	3,652	171	(71)	3,752
Government and agencies	1,102	120	(2)	1,221	1,169	184	—	1,353
Other equity	465	—	—	465	218	—	—	218
Non-current investment securities	$35,669	$6,808	$(82)	$42,394	$34,313	$8,342	$(106)	$42,549
Total	$40,970	$6,808	$(82)	$47,695	$41,632	$8,342	$(106)	$49,868

The amortized cost of debt securities as of September 30, 2021 excludes accrued interest of $437 million, which is reported in current Other GE Capital receivables.

The estimated fair value of investment securities at September 30, 2021 decreased since December 31, 2020, primarily due to the sale of BKR shares and higher market yields, partially offset by new investments in our Insurance business and the mark-to-market effect on our remaining interest in BKR.

2021 3Q FORM 10-Q 39

Total estimated fair value of debt securities in an unrealized loss position were $2,764 million and $1,765 million, of which $488 million and $165 million had gross unrealized losses of $(32) million and $(20) million and had been in a loss position for 12 months or more at September 30, 2021 and December 31, 2020, respectively. Gross unrealized losses of $(82) million at September 30, 2021 included $(38) million related to U.S. corporate securities and $(31) million related to commercial mortgage-backed securities (CMBS). The majority of our CMBS in an unrealized loss position have received investment-grade credit ratings from the major rating agencies and are collateralized by pools of commercial mortgage loans on real estate.

Net unrealized gains (losses) for equity securities with readily determinable fair values, which are recorded in Other income within continuing operations, were $405 million and $(776) million for the three months ended and $1,051 million and $(4,619) million for the nine months ended September 30, 2021 and 2020, respectively.

Proceeds from debt and equity securities sales, early redemptions by issuers and principal payments on the BKR promissory note totaled $1,745 million and $833 million for the three months ended and $4,695 million and $3,538 million for the nine months ended September 30, 2021 and 2020, respectively. Gross realized gains on debt securities were $16 million and $15 million for the three months ended and $59 million and $143 million for the nine months ended September 30, 2021 and 2020, respectively. Gross realized losses and impairments on debt securities were both insignificant for the three months ended September 30, 2021 and 2020. Gross realized losses and impairments on debt securities were $(10) million and $(49) million for the nine months ended September 30, 2021 and 2020, respectively.

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at September 30, 2021 are as follows:

	Amortized cost	Estimated fair value
Within one year	$638	$647
After one year through five years	3,290	3,596
After five years through ten years	6,264	7,336
After ten years	21,241	26,455
We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Substantially all our equity securities are classified within Level 1 and our debt securities are primarily classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $5,845 million and $5,866 million are classified within Level 3, as significant inputs to the valuation model are unobservable at September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021 and 2020, there were no significant transfers into or out of Level 3.

In addition to the equity securities described above, we hold $366 million and $274 million of equity securities without readily determinable fair values at September 30, 2021 and December 31, 2020, respectively, that are classified within non-current All other assets in our consolidated Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were both insignificant for the three months ended and $34 million and $(144) million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	Consolidated		GE Industrial
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Customer receivables	$11,890	$13,459	$11,359	$9,841
Sundry receivables(a)(b)	4,098	4,395	4,121	4,763
Allowance for credit losses(c)	(1,113)	(1,164)	(1,112)	(1,161)
Total current receivables	$14,874	$16,691	$14,368	$13,442
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
(b) Consolidated current receivables included a deferred purchase price receivable, which represents our retained risk with respect to current customer receivables sold to third parties through our active receivables facilities. The balance of the deferred purchase price held by GE Capital as of September 30, 2021 and December 31, 2020 was $484 million and $413 million, respectively.
(c) GE Industrial allowance for credit losses decreased primarily due to write-offs and foreign currency impact, partially offset by net new provisions of $132 million.

2021 3Q FORM 10-Q 40

Sales of GE Industrial current customer receivables. Effective April 1, 2021, the Company discontinued the majority of its factoring programs. The remaining balance related to these discontinued programs was $720 million as of September 30, 2021, including $530 million retained by GE Capital. Sales to GE Capital occurring after March 31, 2021 are only in connection with our remaining unconsolidated receivables facility described below. Customer receivables held by GE Capital and third parties were $3,134 million and $2,582 million, respectively, at March 31, 2021. When GE Industrial sells customer receivables to GE Capital or third parties, it accelerates the receipt of cash that would otherwise have been collected from customers. In any given period, the amount of cash received from sales of customer receivables compared to the cash GE Industrial would have otherwise collected had those customer receivables not been sold represents the cash generated or used in the period relating to this activity. GE Industrial sales of customer receivables to GE Capital or third parties are made on arms-length terms and any discount related to time value of money is recognized by GE Industrial when the customer receivables are sold. In our Statement of Cash Flows, receivables purchased and retained by GE Capital are reflected as cash from operating activities at GE Industrial, primarily as cash used for investing activities at GE Capital and are eliminated in consolidation. Collections on receivables purchased by GE Capital are reflected primarily as cash from investing activities at GE Capital and are reclassified to cash from operating activities in consolidation. As of September 30, 2021 and 2020, GE Industrial sold approximately 19% and 45%, respectively, of its gross customer receivables to GE Capital or third parties. Activity related to customer receivables sold by GE Industrial is as follows:

	2021				2020
	GE Capital		Third Parties		GE Capital		Third Parties
Balance at January 1	$3,618		$2,992		$3,087		$6,757
GE Industrial sales to GE Capital	12,890		—		24,630		—
GE Industrial sales to third parties	—		765		—		699
GE Capital sales to third parties	(9,933)		9,933		(13,757)		13,757
Collections and other	(6,144)		(11,538)		(9,805)		(17,755)
Reclassification from long-term customer receivables	99		—		207		—
Balance at September 30	$530	(a)	$2,152	(b)	$4,362	(a)	$3,458
(a) At September 30, 2021 and 2020, $240 million and $640 million, respectively, of the current receivables purchased and retained by GE Capital had been sold by GE Industrial to GE Capital with recourse (i.e., GE Industrial retains all or some risk of default). The effect on GE Industrial CFOA of claims by GE Capital on receivables sold with recourse was insignificant for the nine months ended September 30, 2021 and 2020.
(b) Included $1,962 million in our active unconsolidated receivables facility at September 30, 2021, ($1,936 million at June 30, 2021 and $1,863 million at March 31, 2021) under which we currently expect to continue sales of GE Industrial receivables.

LONG-TERM RECEIVABLES	Consolidated		GE Industrial
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Long-term customer receivables(a)	$741	$585	$739	$474
Long-term sundry receivables(b)	1,611	1,748	1,795	2,097
Allowance for credit losses	(133)	(142)	(133)	(142)
Total long-term receivables	$2,218	$2,191	$2,401	$2,430
(a) As of September 30, 2021 and December 31, 2020, GE Capital held an insignificant amount and $111 million, respectively, of GE Industrial long-term customer receivables.
(b) Includes supplier advances, revenue sharing programs receivables, other non-income based tax receivables and certain intercompany balances that eliminate upon consolidation.

UNCONSOLIDATED RECEIVABLES FACILITIES. GE Capital has one active revolving receivables facility, under which customer receivables purchased from GE Industrial are sold to third parties. The facility has a program size of $2,000 million as of September 30, 2021. Upon the sale of receivables, we receive proceeds of cash and deferred purchase price and the Company’s remaining risk with respect to the sold receivables is limited to the balance of the deferred purchase price.

Activity related to our unconsolidated receivables facilities is included in the GE Capital sales to third parties line in the sales of GE Industrial current customer receivables table above and is as follows:

Nine months ended September 30	2021	2020
Customer receivables sold to receivables facilities	$8,442	$10,570
Collections and other on receivables sold to receivables facilities	8,523	12,146
Total cash purchase price for customer receivables	7,966	10,060
Cash collections re-invested to purchase customer receivables	7,203	8,865

Non-cash increases to deferred purchase price	$432	$446
Cash payments received on deferred purchase price	362	388

2021 3Q FORM 10-Q 41

CONSOLIDATED SECURITIZATION ENTITIES. GE Capital consolidates two variable interest entities (VIEs) that purchased customer receivables and long-term customer receivables from GE Industrial prior to the April 1, 2021 discontinuation of the majority of the Company's factoring programs. At September 30, 2021 and December 31, 2020, these VIEs held current customer receivables of $198 million and $1,489 million and long-term customer receivables of zero and $93 million, respectively. At September 30, 2021 and December 31, 2020, the outstanding non-recourse debt under their respective debt facilities was zero and $892 million, respectively.

NOTE 5. FINANCING RECEIVABLES AND ALLOWANCES

	Consolidated		GE Capital
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Loans, net of deferred income	$300	$359	$1,311	$4,182
Allowance for losses	(29)	(32)	(11)	(10)
Current financing receivables – net	$271	$326	$1,300	$4,172

We manage our GE Capital financing receivables portfolio using delinquency data as key performance indicators. At September 30, 2021 and December 31, 2020, financing receivables over 30 days past due were 0.2% and 2.8% and 90 days past due were 0.2% and 1.7%, respectively.

GE Capital financing receivables that comprise receivables purchased from GE Industrial are reclassified to either Current receivables or All other assets in our consolidated Statement of Financial Position. To the extent these receivables are purchased with full or limited recourse, they are excluded from the delinquency above. See Note 4 for further information.

NOTE 6. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	September 30, 2021	December 31, 2020
Raw materials and work in process	$8,682	$7,937
Finished goods	5,583	5,654
Deferred inventory costs(a)	2,525	2,299
Inventories, including deferred inventory costs	$16,790	$15,890
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aviation) and other costs for which the criteria for revenue recognition has not yet been met.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2021	December 31, 2020
Original cost	$32,121	$32,098
Less accumulated depreciation and amortization	(18,968)	(18,251)
Right-of-use operating lease assets	2,720	2,852
Property, plant and equipment – net	$15,873	$16,699

Consolidated depreciation and amortization on property, plant and equipment was $455 million and $744 million for the three months ended September 30, 2021 and 2020, respectively, and $1,390 million and $1,664 million for the nine months ended September 30, 2021 and 2020, respectively.

In the third quarter of 2020, we recognized a non-cash pre-tax impairment charge of $316 million related to property, plant and equipment at our Steam business within our Power segment due to our announcement to exit the new build coal power market. We determined the fair value of these assets using an income approach. This charge was recorded by Corporate in Selling, general, and administrative expenses in our consolidated Statement of Earnings (Loss).

Operating Lease Liabilities. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $3,004 million and $3,195 million, as of September 30, 2021 and December 31, 2020, respectively, which included GE Industrial operating lease liabilities of $2,948 million and $3,133 million, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $287 million and $278 million for the three months ended September 30, 2021 and 2020, respectively, and $826 million and $857 million for the nine months ended September 30, 2021 and 2020, respectively.

2021 3Q FORM 10-Q 42

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL	January 1, 2021	Acquisitions	Currency exchange and other	Balance at September 30, 2021
Aviation	$9,247	$—	$(126)	$9,121
Healthcare	11,855	45	(19)	11,880
Renewable Energy	3,401	—	(88)	3,313
Power	146	—	—	145
Corporate	876	—	(1)	875
Total	$25,524	$45	$(235)	$25,333

In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including (i) the results of our impairment testing from the most recent testing date, (ii) downward revisions to internal forecasts or decreases in market multiples, if any, and (iii) declines in market capitalization. In the third quarter of 2021, we did not identify any reporting units that required an interim impairment test. However, we continue to monitor the operating results and cash flow forecasts of our Additive reporting unit in our Aviation segment as the fair value of this reporting unit was not significantly in excess of its carrying value. At September 30, 2021, our Additive reporting unit had goodwill of $235 million.

Substantially all other intangible assets are subject to amortization. Intangible assets decreased $484 million during the nine months ended September 30, 2021, primarily as a result of amortization partially offset by the acquisition of patents and technology and capitalized software mainly at Aviation and Healthcare of $502 million. Consolidated amortization expense was $272 million and $420 million in the three months ended, and $860 million and $1,036 million in the nine months ended, September 30, 2021 and 2020, respectively.

In the third quarter of 2020, we recognized a non-cash pre-tax impairment charge of $113 million related to intangible assets at our Steam business within our Power segment due to our announcement to exit the new build coal power market. We determined the fair value of these intangible assets using an income approach. This charge was recorded by Corporate in Selling, general, and administrative expenses in our consolidated Statement of Earnings (Loss).

NOTE 9. REVENUES. The equipment and services revenues classification in the table below is consistent with our segment Management's Discussion and Analysis presentation.

EQUIPMENT & SERVICES REVENUES
Three months ended September 30	2021			2020
	Equipment	Services	Total	Equipment	Services	Total
Aviation	$1,837	$3,562	$5,398	$1,933	$2,987	$4,919
Healthcare	2,187	2,151	4,339	2,538	2,027	4,565
Renewable Energy	3,695	512	4,208	3,771	754	4,525
Power	1,368	2,658	4,026	1,595	2,430	4,025
Corporate items and industrial eliminations	(182)	33	(149)	(212)	95	(117)
Total GE Industrial revenues	$8,905	$8,916	$17,821	$9,625	$8,293	$17,918

Nine months ended September 30	2021			2020
	Equipment	Services	Total	Equipment	Services	Total
Aviation	$5,549	$9,681	$15,230	$6,234	$9,961	$16,196
Healthcare	6,671	6,429	13,100	7,287	5,899	13,185
Renewable Energy	9,844	1,661	11,505	9,068	2,155	11,224
Power	3,680	8,561	12,242	4,589	7,617	12,206
Corporate items and industrial eliminations	(566)	126	(439)	(251)	268	17
Total GE Industrial revenues	$25,178	$26,459	$51,637	$26,928	$25,901	$52,828
2021 3Q FORM 10-Q 43

REVENUES	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Commercial Engines & Services	$3,602	$3,087	$10,071	$10,718
Military	1,107	1,137	3,104	3,258
Systems & Other	689	696	2,055	2,220
Aviation	$5,398	$4,919	$15,230	$16,196

Healthcare Systems	$3,832	$4,085	$11,572	$11,056
Pharmaceutical Diagnostics	507	480	1,528	1,300
BioPharma	—	—	—	830
Healthcare	$4,339	$4,565	$13,100	$13,185

Onshore Wind	$3,047	$3,303	$8,048	$7,914
Grid Solutions equipment and services	759	936	2,330	2,587
Hydro	190	160	549	490
Offshore Wind and Hybrid Solutions	211	127	577	232
Renewable Energy	$4,208	$4,525	$11,505	$11,224

Gas Power	$2,861	$2,940	$8,739	$8,876
Steam Power	790	769	2,327	2,340
Power Conversion, Nuclear and other	376	316	1,176	990
Power	$4,026	$4,025	$12,242	$12,206

Corporate items and industrial eliminations	(149)	(117)	(439)	17
Total GE Industrial revenues	$17,821	$17,918	$51,637	$52,828
Capital	734	758	2,470	2,455
GE Capital-GE Industrial eliminations	$(126)	$(147)	$(280)	$(461)
Consolidated revenues	$18,429	$18,529	$53,826	$54,823

REMAINING PERFORMANCE OBLIGATION. As of September 30, 2021, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $238,505 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $46,666 million, of which 52%, 72% and 97% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $191,839 million, of which 11%, 42%, 64% and 81% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

2021 3Q FORM 10-Q 44

NOTE 10. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $296 million in the nine months ended September 30, 2021 primarily due to decreased long-term service agreements, partially offset by increased customer advances and other and the timing of revenue recognition ahead of billing milestones on long-term equipment contracts. Our long-term service agreements decreased primarily due to billings of $7,258 million, offset by revenues recognized of $6,810 million, a net unfavorable change in estimated profitability of $325 million at Aviation and a net favorable change in estimated profitability of $37 million at Power.

September 30, 2021	Aviation	Healthcare	Renewable Energy	Power	Other	Total
Revenues in excess of billings	$2,714	$—	$—	$5,480	$—	$8,195
Billings in excess of revenues	(6,188)	—	—	(1,406)	—	(7,594)
Long-term service agreements	$(3,473)	$—	$—	$4,074	$—	$601
Short-term and other service agreements	341	177	97	91	20	725
Equipment contract revenues	40	315	1,349	1,963	244	3,912
Current contract assets	$(3,092)	$492	$1,446	$6,128	$264	$5,238

Nonrecurring engineering costs	2,467	31	30	14	—	2,543
Customer advances and other	2,596	135	—	846	—	3,576
Non-current contract and other deferred assets	$5,063	$166	$30	$860	$—	$6,119
Total contract and other deferred assets	$1,971	$658	$1,476	$6,988	$264	$11,357

December 31, 2020
Revenues in excess of billings	$3,072	$—	$—	$5,282	$—	$8,354
Billings in excess of revenues	(5,375)	—	—	(1,640)	—	(7,015)
Long-term service agreements	$(2,304)	$—	$—	$3,642	$—	$1,338
Short-term and other service agreements	282	173	106	129	29	719
Equipment contract revenues	59	306	1,127	2,015	201	3,707
Current contract assets	$(1,963)	$479	$1,233	$5,786	$229	$5,764

Nonrecurring engineering costs	2,409	31	34	16	—	2,490
Customer advances and other	2,481	128	—	822	(32)	3,398
Non-current contract and other deferred assets	$4,889	$159	$34	$838	$(32)	$5,888
Total contract and other deferred assets	$2,927	$638	$1,268	$6,623	$197	$11,653

Progress collections and deferred income decreased $1,424 million primarily due to the timing of revenue recognition in excess of new collections received, primarily at Renewable Energy and Aviation. Revenues recognized for contracts included in a liability position at the beginning of the year were $12,602 million and $10,762 million for the nine months ended September 30, 2021 and 2020, respectively.

September 30, 2021	Aviation	Healthcare	Renewable Energy	Power	Other	Total
Progress collections on equipment contracts	$155	$—	$1,862	$5,227	$—	$7,244
Other progress collections	4,245	480	2,750	292	83	7,849
Current deferred income	151	1,346	216	22	81	1,816
Progress collections and deferred income	$4,551	$1,825	$4,828	$5,541	$163	$16,909
Non-current deferred income	963	564	188	118	6	1,839
Total Progress collections and deferred income	$5,514	$2,389	$5,015	$5,659	$170	$18,748

December 31, 2020
Progress collections on equipment contracts	$214	$—	$1,229	$4,918	$—	$6,362
Other progress collections	4,623	414	4,604	458	152	10,252
Current deferred income	132	1,309	194	17	105	1,757
Progress collections and deferred income	$4,969	$1,724	$6,028	$5,393	$257	$18,371
Non-current deferred income	898	564	214	116	10	1,801
Total Progress collections and deferred income	$5,867	$2,288	$6,241	$5,509	$267	$20,172
NOTE 11. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method and other investments, long-term customer and sundry receivables (see Note 4), cash and cash equivalents in our run-off insurance operations and prepaid taxes and other deferred charges. Consolidated All other non-current assets increased $1,614 million in the nine months ended September 30, 2021, primarily due to increases in pension surplus of $854 million driven primarily by remeasurement related to freezing the UK pension plans, equity method and other investments of $365 million and Insurance cash and cash equivalents of $352 million.
2021 3Q FORM 10-Q 45

NOTE 12. BORROWINGS

	September 30, 2021	December 31, 2020
Current portion of long-term borrowings	$1,002	$36
Current portion of long-term borrowings assumed by GE Industrial	2,346	2,432
Other	465	882
Total GE Industrial short-term borrowings	$3,813	$3,350

Current portion of long-term borrowings	$1,696	$788
Intercompany payable to GE Industrial	2,346	2,432
Non-recourse borrowings of consolidated securitization entities	—	892
Other	166	283
Total GE Capital short-term borrowings	$4,207	$4,395

Eliminations	(2,562)	(3,033)
Total short-term borrowings	$5,459	$4,713

Senior notes	$13,709	$18,994
Senior notes assumed by GE Industrial	13,996	18,178
Subordinated notes assumed by GE Industrial	1,765	1,779
Other	384	435
Total GE Industrial long-term borrowings	$29,854	$39,386

Senior notes	$26,918	$30,132
Subordinated notes	146	189
Intercompany payable to GE Industrial	12,583	16,780
Other	511	483
Total GE Capital long-term borrowings	$40,158	$47,584

Eliminations	(12,583)	(16,780)
Total long-term borrowings	$57,429	$70,189
Total borrowings	$62,888	$74,902

At September 30, 2021, the outstanding GE Capital borrowings that had been assumed by GE Industrial as part of the GE Capital Exit Plan was $18,106 million ($2,346 million short-term and $15,761 million long-term), for which GE Industrial has an offsetting Receivable from GE Capital of $14,929 million. The difference of $3,177 million in long-term borrowings represents the amount of borrowings GE Capital had funded with available cash to GE Industrial via intercompany loans in lieu of GE Industrial issuing borrowings externally.

At September 30, 2021, total GE Industrial borrowings of $18,738 million comprised GE Industrial-issued borrowings of $15,561 million and intercompany loans from GE Capital to GE Industrial of $3,177 million as described above.

GE Industrial has provided a full and unconditional guarantee on the payment of the principal and interest on all tradable senior and subordinated outstanding long-term debt securities issued by GE Capital. This guarantee applied to $27,202 million and $28,503 million of GE Capital debt at September 30, 2021 and December 31, 2020, respectively.

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

2021 3Q FORM 10-Q 46

NOTE 13. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations generated revenues of $770 million and $764 million and profit (loss) of $52 million and $57 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, revenues were $2,348 million and $2,167 million and profit (loss) was $360 million and $78 million, respectively. These operations were supported by assets of $50,839 million and $50,824 million at September 30, 2021 and December 31, 2020, respectively. A summary of our insurance contracts is presented below:

September 30, 2021	Long-term care	Structured settlement annuities & life	Other contracts	Other adjustments(a)	Total
Future policy benefit reserves	$17,078	$8,969	$187	$3,919	$30,153
Claim reserves	4,445	265	966	—	5,677
Investment contracts	—	974	971	—	1,945
Unearned premiums and other	14	190	110	—	315
	21,538	10,397	2,235	3,919	38,090
Eliminations	—	—	(385)	—	(385)
Total	$21,538	$10,397	$1,851	$3,919	$37,705

December 31, 2020	Long-term care	Structured settlement annuities & life	Other contracts	Other adjustments(a)	Total
Future policy benefit reserves	$16,934	$9,207	$181	$8,160	$34,482
Claim reserves	4,393	275	1,068	—	5,736
Investment contracts	—	1,034	1,016	—	2,049
Unearned premiums and other	19	189	89	—	298
	21,346	10,705	2,354	8,160	42,565
Eliminations	—	—	(374)	—	(374)
Total	$21,346	$10,705	$1,980	$8,160	$42,191
(a) To the extent that unrealized gains on specific investment securities supporting our insurance contracts would result in a premium deficiency should those gains be realized, an increase in future policy benefit reserves is recorded, with an after-tax reduction of net unrealized gains recognized through Accumulated other comprehensive income (loss) (AOCI) in our consolidated Statement of Earnings (Loss). The decrease in Other adjustments of $4,241 million is a result of the decline in unrealized gains on investment securities and the higher margin resulting from the 2021 premium deficiency test.

Claim reserves included incurred claims of $1,264 million and $1,390 million, of which insignificant amounts related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation for the nine months ended September 30, 2021 and 2020, respectively. Paid claims were $1,290 million and $1,328 million in the nine months ended September 30, 2021 and 2020, respectively.

Reinsurance recoverables, net of allowances of $1,609 million and $1,510 million, are included in non-current Other GE Capital receivables in our consolidated Statement of Financial Position, and amounted to $2,613 million and $2,552 million at September 30, 2021 and December 31, 2020, respectively. The vast majority of our remaining net reinsurance recoverables are secured by assets held in a trust for which we are the beneficiary.

2021 Premium Deficiency Testing. We completed our annual premium deficiency testing in the aggregate across our run-off insurance portfolio in the third quarter of 2021. These procedures included updating experience studies since our last test completed in the third quarter of 2020, independent actuarial analysis (principally on long-term care exposures) and review of industry benchmarks. Our 2021 premium deficiency testing started with the positive margin of less than 2% of the recorded future policy benefit reserves that resulted from our 2020 premium deficiency testing. Using updated assumptions, the 2021 premium deficiency testing results indicated a significant increase in the positive margin to approximately 11% of the related future policy benefit reserves recorded at September 30, 2021. As a result, the assumptions updated in connection with the premium deficiency recognized in 2019 remain locked-in and will remain so unless another premium deficiency occurs in the future.

2021 3Q FORM 10-Q 47

The significant increase in the premium deficiency testing margin resulting from our 2021 premium deficiency testing was largely attributable to an increase in the overall discount rate to a weighted average rate of 6.15% compared to 5.70% in 2020 ($2,216 million). This increase in the discount rate from 2020 reflects further development of our previously communicated investment portfolio realignment strategy, that includes increased amounts allocated to growth assets, consisting of private equity, equity-like securities and select high yield credit strategies, from our current target of approximately 8% up to approximately 15%. These amounts are expected to be funded over the next 5 to 7 years from the remaining projected capital contribution of approximately $5,500 million through 2024 and regular portfolio cash flows while maintaining an overall A-rated fixed income portfolio. The 2021 discount rate assumptions also reflect a lower expected reinvestment rate on fixed-income investments versus that applied in 2020, due to lower prevailing benchmark interest rates in the U.S, grading to a lower expected long-term average investment yield over a shorter period and slightly lower actual yields on our fixed-income investment security portfolio. As a result of this increased allocation to higher-yielding assets, our run-off insurance operations may experience future earnings volatility due to investments carried at fair value with changes in fair values reported in earnings and changes in the allowance for credit losses and temporary elevated amounts of unfunded investment commitments.

When results of the premium deficiency testing indicate overall reserves are sufficient, we are also required to assess whether additional future policy benefit reserves are required to be accrued over time in the future. Such an accrual would be required if profits are projected in earlier future periods followed by losses projected in later future years (i.e., profits followed by losses). When this pattern of profits followed by losses is projected, we would be required to accrue a liability in the expected profitable years by the amount necessary to offset projected losses in later future years. We noted our projections as of third quarter 2021 indicate the present value of projected earnings in each future year to be positive, and therefore, no further adjustments to our future policy benefit reserves were required at this time.

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

PRINCIPAL PENSION PLANS	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Service cost for benefits earned	$57	$156	$179	$501
Prior service cost amortization	8	36	22	110
Expected return on plan assets	(763)	(747)	(2,288)	(2,243)
Interest cost on benefit obligations	488	588	1,464	1,764
Net actuarial loss amortization	871	850	2,613	2,549
Benefit plans cost	$661	$883	$1,990	$2,681

Principal retiree benefit plans income was $43 million and $31 million for the three months ended September 30, 2021 and 2020, and $125 million and $85 million for the nine months ended September 30, 2021 and 2020, respectively. Other pension plans was $57 million income and $2 million cost for the three months ended September 30, 2021 and 2020, respectively and $44 million income and $12 million cost for the nine months ended September 30, 2021,and 2020, respectively, which includes a curtailment loss of $77 million in 2021 resulting from the freeze of the UK pension plans announced on June 10, 2021.

We also have a defined contribution plan for eligible U.S. employees that provides employer contributions. Defined contribution plan costs were $99 million and $71 million for the three months ended September 30, 2021 and 2020 and $321 million and $253 million for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 15. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities and All other liabilities primarily includes liabilities for customer sales allowances, equipment project and commercial liabilities, loss contracts, employee compensation and benefits, income taxes payable and uncertain tax positions, operating lease liabilities (see Note 7), environmental, health and safety remediations and product warranties (see Note 21). GE Industrial All other current liabilities decreased $746 million in the nine months ended September 30, 2021, primarily due to decreases in liabilities due to GE Capital of $957 million, employee compensation and benefit liabilities of $274 million and taxes payable of $220 million. These decreases were partially offset by increased sales allowances, equipment project and other commercial liabilities of $420 million and the conversion of a redeemable noncontrolling interest of $297 million, in our Aviation segment, into a mandatorily redeemable instrument and reclassified to All other current liabilities.

2021 3Q FORM 10-Q 48

NOTE 16. INCOME TAXES. Our consolidated effective income tax rate was 149.5% and (17.4)% during the nine months ended September 30, 2021 and 2020, respectively. The tax rate for 2021 reflects a tax benefit on a pre-tax loss. The negative rate for 2020 reflects a tax benefit on pre-tax income. The rate for 2021 is higher than the U.S. statutory rate on the loss primarily due to tax benefits associated with internal restructurings to recognize historical losses as a result of decreases in fair value. This was partially offset by the cost of global activities, including the base erosion and global intangible minimum tax provisions and an adjustment to increase the 2021 nine-month tax rate to be in-line with the expected full-year rate. The tax benefit for 2020 is primarily due to the lower tax rate on the sale of our BioPharma business. The tax rate on the BioPharma sale was low because the gain outside the U.S. was taxed at lower than 21% and because we recorded $633 million of the tax associated with preparatory steps for the transaction in the fourth quarter of 2019. This was partially offset by a non-deductible goodwill impairment charge associated with our Additive business within our Aviation segment.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2016-2018.

GE has resolved its dispute with the United Kingdom tax authority, HM Revenue & Customs (HMRC) in connection with interest deductions claimed by GE Capital for the years 2004-2015. As previously disclosed, HMRC had proposed to disallow interest deductions with a potential impact of approximately $1,100 million, which included a possible assessment of tax and reduction of deferred tax assets, not including interest and penalties. As part of the settlement, GE and HMRC agreed that a portion of the interest deductions claimed were disallowed, with no fault or blame attributed to either party. The resolution concluded the dispute in its entirety without interest or penalties. The adjustments result in no current tax payment to HMRC, but a deferred tax charge of $112 million as part of discontinued operations as a result of a reduction of available tax attributes, which had previously been recorded as deferred tax assets.

NOTE 17. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Beginning balance	$(4,146)	$(4,743)	$(4,386)	$(4,818)
AOCI before reclasses – net of taxes of $5, $(59), $(51) and $(39)	(158)	55	82	(558)
Reclasses from AOCI – net of taxes of $0, $0, $0 and $0(a)	—	—	—	691
AOCI	(158)	55	81	133
Less AOCI attributable to noncontrolling interests	1	—	1	3
Currency translation adjustments AOCI	$(4,305)	$(4,689)	$(4,305)	$(4,689)

Beginning balance	$(3,777)	$(5,387)	$(5,395)	$(7,024)
AOCI before reclasses – net of taxes of $16, $(22), $(5) and $6	91	(87)	264	58
Reclasses from AOCI – net of taxes of $192, $187, $592 and $613(a)	662	695	2,108	2,190
AOCI	753	609	2,372	2,248
Less AOCI attributable to noncontrolling interests	2	—	4	3
Benefit plans AOCI	$(3,026)	$(4,779)	$(3,026)	$(4,779)

Beginning balance	$103	$(63)	$32	$109
AOCI before reclasses – net of taxes of $576, $62, $566 and $0(b)	2,152	65	2,201	(116)
Reclasses from AOCI – net of taxes of $3, $(11), $13 and $(17)(a)	(1)	(33)	21	(24)
AOCI	2,151	32	2,222	(140)
Investment securities and cash flow hedges AOCI	$2,254	$(30)	$2,254	$(30)

AOCI at September 30	$(5,078)	$(9,498)	$(5,078)	$(9,498)

Dividends declared per common share	$0.08	$0.08	$0.24	$0.24
(a) The total reclassification from AOCI included $836 million, including currency translation of $688 million, net of taxes, for the nine months ended September 30, 2020, related to the sale of our BioPharma business within our Healthcare segment.
(b) Included adjustments of $2,456 million and $(420) million for the three months ended September 30, 2021 and 2020, respectively and $3,350 million and $(1,382) million for the nine months ended September 30, 2021 and 2020, respectively, related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 13 for further information.

For information on our preferred stock issuances, please refer to our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Redeemable noncontrolling interests, presented within All other liabilities in our consolidated Statement of Financial Position, include common shares issued by our affiliates that are redeemable at the option of the holder of those interests and amounted to $171 million and $487 million as of September 30, 2021 and December 31, 2020, respectively. The decrease of $316 million was primarily due to a redeemable noncontrolling interest in our Aviation segment, which was converted into a mandatorily redeemable instrument and reclassified to All other current liabilities.
2021 3Q FORM 10-Q 49

NOTE 18. EARNINGS PER SHARE INFORMATION. In the second quarter of 2021, we announced that we would proceed with the 1-for-8 reverse stock split, as approved by shareholders, and filed an amendment to our certificate of incorporation to effectuate the reverse stock split after the close of trading on July 30, 2021. GE common stock began trading on a split-adjusted basis on August 2, 2021. Effective this quarter, our shares of outstanding common stock and earnings per share calculation have been retroactively restated for all periods presented.

Three months ended September 30	2021		2020
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings from continuing operations	$654	$654	$(1,087)	$(1,087)
Preferred stock dividends	(52)	(52)	(46)	(46)
Accretion of redeemable noncontrolling interests, net of tax(a)	(9)	(9)	(6)	(6)
Earnings from continuing operations attributable to common shareholders	593	593	(1,138)	(1,138)
Earnings (loss) from discontinued operations	602	602	(58)	(58)
Net earnings (loss) attributable to GE common shareholders	1,195	1,195	(1,196)	(1,196)

Shares of GE common stock outstanding	1,098	1,098	1,095	1,095
Employee compensation-related shares (including stock options)	7	—	—	—
Total average equivalent shares	1,105	1,098	1,095	1,095

Earnings per share from continuing operations	$0.54	$0.54	$(1.04)	$(1.04)
Earnings (loss) per share from discontinued operations	0.54	0.55	(0.05)	(0.05)
Net earnings (loss) per share	1.08	1.09	(1.09)	(1.09)

Potentially dilutive securities(b)	37		61

Nine months ended September 30	2021		2020
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings from continuing operations	$179	$179	$4,129	$4,129
Preferred stock dividends	(180)	(180)	(280)	(280)
Accretion of redeemable noncontrolling interests, net of tax(a)	(9)	(9)	(141)	(141)
Earnings from continuing operations attributable to common shareholders	(11)	(11)	3,707	3,707
Earnings (loss) from discontinued operations	(2,856)	(2,856)	(1,067)	(1,067)
Net earnings attributable to GE common shareholders	(2,866)	(2,866)	2,639	2,639

Shares of GE common stock outstanding	1,097	1,097	1,094	1,094
Employee compensation-related shares (including stock options)	—	—	1	—
Total average equivalent shares	1,097	1,097	1,094	1,094

Earnings from continuing operations	$(0.01)	$(0.01)	$3.39	$3.39
Loss from discontinued operations	(2.60)	(2.60)	(0.98)	(0.98)
Net earnings	(2.61)	(2.61)	2.41	2.41

Potentially dilutive securities(b)	42		57
(a) Represents accretion adjustment of redeemable noncontrolling interests in our Additive business within our Aviation segment.
(b) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three months ended September 30, 2021, application of this treatment had an insignificant effect. For the three months ended September 30, 2020, as a result of the loss from continuing operations, losses were not allocated to the participating securities. For the nine months ended September 30, 2021, as a result of the loss from continuing operations, losses were not allocated to the participating securities. For the nine months ended September 30, 2020, application of this treatment had an insignificant effect.

NOTE 19. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

		September 30, 2021		December 31, 2020
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,960	$3,136	$2,904	$3,125
Liabilities	Borrowings (Note 12)	62,888	73,476	74,902	86,001
	Investment contracts (Note 13)	1,945	2,344	2,049	2,547

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.
2021 3Q FORM 10-Q 50

DERIVATIVES AND HEDGING. Our policy requires that derivatives are used solely for managing risks and not for speculative purposes. GE Capital notional relates primarily to managing interest rate and currency risk between financial assets and liabilities, and GE Industrial notional relates primarily to managing currency risk.

FAIR VALUE OF DERIVATIVES	September 30, 2021			December 31, 2020
	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities
Interest rate contracts	$25,697	$900	$44	$20,500	$1,912	$7
Currency exchange contracts	7,343	152	36	7,387	164	125
Derivatives accounted for as hedges	$33,040	$1,052	$81	$27,886	$2,076	$132

Interest rate contracts	$270	$6	$—	$346	$8	$(1)
Currency exchange contracts	70,072	677	798	65,379	767	918
Other contracts	1,738	296	21	2,036	218	71
Derivatives not accounted for as hedges	$72,080	$978	$819	$67,761	$993	$989

Gross derivatives(a)	$105,120	$2,030	$899	$95,647	$3,069	$1,121

Netting and credit adjustments		$(615)	$(614)		$(647)	$(647)
Cash collateral adjustments		(773)	(66)		(1,935)	(104)
Net derivatives recognized in statement of financial position		$642	$220		$487	$369

Net accrued interest		$35	$(19)		$—	$—
Securities held as collateral		(2)	—		(2)	—
Net amount		$675	$201		$484	$369
(a) Gross notional includes $43,731 million in GE Capital and $61,389 million in GE Industrial, and $45,445 million in GE Capital and $50,202 million in GE Industrial at September 30, 2021 and December 31, 2020, respectively

It is standard market practice to post or receive cash collateral with our derivative counterparties in order to minimize counterparty exposure. Included in GE Capital Cash, cash equivalents and restricted cash was total net cash collateral received on derivatives of $1,330 million (comprising $1,963 million received and $633 million posted) at September 30, 2021 and $3,289 million (comprising $4,203 million received and $914 million posted) at December 31, 2020. Of these amounts, $959 million and $1,968 million at September 30, 2021 and December 31, 2020, respectively, were received on interest rate derivatives traded through clearing houses, which are recorded as a reduction of derivative assets.

Also included in total net cash collateral received are amounts presented as cash collateral adjustments in the table above, amounts related to accrued interest on interest rate derivatives presented as a reduction of Net accrued interest of $180 million and $292 million at September 30, 2021 and December 31, 2020, respectively, and excess net cash collateral posted of $517 million (comprising $38 million received and $555 million posted) at September 30, 2021, and $802 million (comprising $3 million received and $805 million posted) at December 31, 2020, which are excluded from cash collateral adjustments in the table above.

FAIR VALUE HEDGES. At September 30, 2021, the cumulative amount of hedging adjustments of $3,788 million (including $2,579 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $32,679 million. At September 30, 2020, the cumulative amount of hedging adjustments of $6,203 million (including $2,346 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $33,434 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW AND NET INVESTMENT HEDGES

	Gain (loss) recognized in AOCI for the three months ended September 30		Gain (loss) recognized in AOCI for the nine months ended September 30
	2021	2020	2021	2020
Cash flow hedges(a)	$(30)	$121	$1	$(139)
Net investment hedges(b)	191	(529)	290	(461)
(a) Primarily related to currency exchange and interest rate contracts.
(b) The carrying value of foreign currency debt designated as net investment hedges was $4,449 million and $8,175 million at September 30, 2021 and 2020, respectively. No significant amount was reclassified from AOCI into earnings for both the three and nine months ended September 30, 2021 and 2020, respectively.

The total amount in AOCI related to cash flow hedges of forecasted transactions was a $39 million gain at September 30, 2021. We expect to reclassify $24 million of gain to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At September 30, 2021, the maximum term of derivative instruments that hedge forecasted transactions was approximately 14 years.

2021 3Q FORM 10-Q 51

The table below presents the effect of our derivative financial instruments in the consolidated Statement of Earnings (Loss):

	Three months ended September 30, 2021					Three months ended September 30, 2020
	Revenues	Cost of sales	Interest Expense(a)	SG&A	Other Income	Revenues	Cost of sales	Interest Expense(a)	SG&A	Other Income
	$18,429	$13,401	$463	$2,747	$491	$18,529	$14,042	$526	$3,215	$(517)

Effect of cash flow hedges	$(14)	$2	$(7)	$—	$—	$68	$(14)	$(9)	$6	$—

Hedged items			$190					$311
Derivatives designated as hedging instruments			(241)					(330)
Effect of fair value hedges			$(52)					$(19)

Interest rate contracts (a)	$—	$—	$2	$—	$—	$8	$—	$(3)	$—	$—
Currency exchange contracts	(177)	(11)	(18)	(66)	40	174	10	—	(130)	35
Other	—	—	—	1	41	—	—	—	48	50
Effect of derivatives not designated as hedges	$(177)	$(11)	$(17)	$(65)	$81	$181	$10	$(3)	$(81)	$85

	Nine months ended September 30, 2021					Nine months ended September 30, 2020
	Revenues	Cost of sales	Interest Expense(a)	SG&A	Other Income	Revenues	Cost of sales	Interest Expense(a)	SG&A	Other Income
	$53,826	$39,558	$2,866	$8,504	$1,824	$54,823	$42,101	$1,853	$9,344	$8,430

Effect of cash flow hedges	$(14)	$(4)	$(29)	$1	$—	$62	$(52)	$(31)	$1	$—

Hedged items			$1,375					$(2,290)
Derivatives designated as hedging instruments			(1,510)					2,290
Effect of fair value hedges			$(135)					$—

Interest rate contracts(a)	$2	$—	$48	$—	$(1)	$(28)	$—	$(16)	$—	$—
Currency exchange contracts	226	(6)	(18)	48	28	(443)	39	—	29	14
Other	—	—	—	113	162	—	—	—	(15)	39
Effect of derivatives not designated as hedges	$228	$(6)	$30	$161	$188	$(470)	$39	$(16)	$14	$53
(a) Amounts are inclusive of debt extinguishment costs, the derivative components of which (included in interest rate contracts at total effect of derivatives not designated as hedges) totaled $48 million and zero for the nine months ended September 30, 2021 and 2020, respectively. There were no debt extinguishment costs related to derivative components for the three months ended September 30, 2021 and 2020.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest), net of collateral we held, was $572 million and $392 million at September 30, 2021 and December 31, 2020, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $138 million and $307 million at September 30, 2021 and December 31, 2020, respectively.

NOTE 20. VARIABLE INTEREST ENTITIES. In addition to the two VIEs detailed in Note 4, in our consolidated Statement of Financial Position, we have assets of $1,841 million and $1,733 million and liabilities of $580 million and $657 million, inclusive of intercompany eliminations, at September 30, 2021 and December 31, 2020, respectively, from other consolidated VIEs. These entities were created to help our customers facilitate or finance the purchase of GE goods and services and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities. Substantially all the assets of our consolidated VIEs at September 30, 2021 can only be used to settle the liabilities of those VIEs.

Our investments in unconsolidated VIEs were $4,239 million and $3,230 million at September 30, 2021 and December 31, 2020, respectively. These investments are primarily owned by GE Capital businesses of which $1,280 million and $1,141 million were owned by EFS, comprising equity method investments, primarily renewable energy tax equity investments, at September 30, 2021 and December 31, 2020, respectively. In addition, $2,739 million and $1,833 million were owned by our run-off insurance operations, primarily comprising investment securities at September 30, 2021 and December 31, 2020, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects implementation of our revised reinvestment plan, which incorporates the introduction of strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 21.

2021 3Q FORM 10-Q 52

NOTE 21. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. GE Capital had total investment commitments of $3,449 million at September 30, 2021. The commitments primarily comprise project financing investments in thermal and wind energy projects of $532 million and investments by our run-off insurance operations in investment securities and other assets of $2,917 million, and included within these commitments are obligations to make investments in unconsolidated VIEs of $429 million and $2,834 million, respectively. See Note 20 for further information.

As of September 30, 2021, in our Aviation segment, we have committed to provide financing assistance of $2,072 million of future customer acquisitions of aircraft equipped with our engines.

Commitments - Discontinued Operations. The GECAS business within discontinued operations has placed multiple-year orders for various Boeing, Airbus and other aircraft manufacturers with list prices approximating $24,675 million, excluding pre-delivery payments made in advance (including 249 new aircraft with estimated delivery dates of 11% in 2021, 15% in 2022 and 74% in 2023 through 2027) and secondary orders with airlines for used aircraft approximating $1,035 million (including 22 used aircraft with estimated delivery dates of 41% in 2021, 45% in 2022 and 14% in 2023) at September 30, 2021. When GECAS purchases aircraft, it is at contractual price, which is usually less than the aircraft manufacturer's list price. As of September 30, 2021, GECAS has made $2,615 million of pre-delivery payments to aircraft manufacturers.

GUARANTEES. Credit Support and Indemnification Agreements - Continuing Operations. For further information on credit support and indemnification agreements for continuing operations, see our Annual Report on Form 10-K for the year ended December 31, 2020.

Indemnification agreements - Discontinued Operations. At September 30, 2021, we have provided specific indemnities to buyers of GE Capital's assets that, in the aggregate, represent a maximum potential claim of $551 million with related reserves of $64 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,914 million and $2,054 million at September 30, 2021 and December 31, 2020, respectively.

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 23 in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 21 in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021; refer to those discussions for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Alstom legacy matters. In November 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom. Prior to the acquisition, the seller was the subject of two significant cases involving anti-competitive activities and improper payments: (1) in January 2007, Alstom was fined €65 million by the European Commission for participating in a gas insulated switchgear cartel that operated from 1988 to 2004 (that fine was later reduced to €59 million), and (2) in December 2014, Alstom pled guilty in the United States to multiple violations of the Foreign Corrupt Practices Act and paid a criminal penalty of $772 million. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject of these and related cases in various jurisdictions. The reserve balance was $653 million and $858 million at September 30, 2021 and December 31, 2020, respectively.

2021 3Q FORM 10-Q 53

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

Shareholder and related lawsuits. Since February 2018, multiple shareholder derivative lawsuits have been filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). Two shareholder derivative lawsuits are currently pending: the Lindsey and Priest/Tola cases, which were filed in New York state court. These lawsuits have alleged violations of securities laws, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement, although the specific matters underlying the allegations in the lawsuits have varied. The allegations in the Bennett, Lindsey and Priest/Tola cases relate to substantially the same facts as those underlying the Hachem securities class action described in our Annual Report on Form 10-K for the year ended December 31, 2020, and the allegations in the Cuker case relate to alleged corruption in China. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures. The Lindsey case has been stayed by agreement of the parties. GE filed a motion to dismiss the Priest/Tola complaint in March 2021. In July 2021, the court granted GE's motion to dismiss the Cuker complaint. In October 2021, the Bennett case was voluntarily dismissed by the plaintiff.

In October 2018, a putative class action (the Houston case) was filed in New York state court naming as defendants GE, certain GE subsidiaries and current and former GE executive officers and employees. It alleges violations of Sections 11, 12 and 15 of the Securities Act of 1933 and seeks damages on behalf of purchasers of senior notes issued in 2016 and rescission of transactions involving those notes. This case was stayed pending resolution of the motion to dismiss the Hachem case. In September 2021, following the filing by GE of a motion to dismiss the complaint, the court granted plaintiff’s motion to discontinue the case.

Bank BPH. As previously reported, GE Capital’s subsidiary Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency denominated mortgage loans in various courts throughout Poland. At September 30, 2021, approximately 86% of the Bank BPH portfolio is indexed to or denominated in foreign currencies (primarily Swiss francs), and the total portfolio had a carrying value of $1,938 million. We continue to observe an increase in the number of lawsuits being brought against Bank BPH and other banks in Poland, and we expect this to continue in future reporting periods.

We estimate potential losses for Bank BPH in connection with borrower litigation cases that are pending by recording legal reserves, as well as in connection with potential future cases or other adverse developments as part of our ongoing valuation of the Bank BPH portfolio, which we record at the lower of cost or fair value, less cost to sell. At September 30, 2021, the total amount of such estimated losses was $565 million. We update our assumptions underlying the amount of estimated losses based primarily on the number of lawsuits filed and estimated to be filed in the future, whether liability will be established in lawsuits and the nature of the remedy ordered by courts if liability is established. The increase in the amount of estimated losses during the third quarter of 2021 was driven by increases across each of these factors. We expect the trends we have previously reported of an increasing number of lawsuits being filed, more findings of liability and more severe remedies being ordered against Polish banks (including Bank BPH) to continue in future reporting periods, although Bank BPH is unable at this time to develop a meaningful estimate of reasonably possible losses associated with active and inactive Bank BPH mortgage loans beyond the amounts currently recorded. Additional factors may also affect our estimated losses over time, including: potentially significant judicial decisions or binding resolutions by the European Court of Justice (ECJ) or the Polish Supreme Court, including a new binding resolution anticipated to be considered by the Polish Supreme Court in the coming months; the impact of any of these or other future or recent decisions or resolutions (including the ECJ decision in April 2021 on a case involving a Bank BPH mortgage loan, and the Polish Supreme Court binding resolution delivered verbally in May 2021 with written reasoning issued in July 2021) on how Polish courts will interpret and apply the law in particular cases and how borrower behavior may change in response, neither of which are known immediately upon the issuance of a decision or resolution; uncertainty related to a proposal by the Chairman of the Polish Financial Supervisory Authority in December 2020 that banks voluntarily offer borrowers an opportunity to convert their foreign currency denominated mortgage loans to Polish zlotys using an exchange rate applicable at the date of loan origination, and about the settlement strategies or other approaches that Polish banks are adopting or will adopt in response to this proposal or other factors, and the approaches that regulators and other government authorities will adopt in response; uncertainty arising from investigations of the Polish Office of Competition and Consumer Protection (UOKiK), including a UOKiK decision in December 2020 which found that certain foreign exchange clauses that appear in certain of Bank BPH’s mortgage loan agreements are unfair contractual terms under Polish law. Future adverse developments related to any of the foregoing, or other developments such as actions by regulators or other governmental authorities could have a material adverse effect on Bank BPH and the carrying value of its mortgage loan portfolio and could result in significant losses beyond the amount that we currently estimate.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. For further information about environmental, health and safety matters, see our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

2021 3Q FORM 10-Q 54

NOTE 22. INTERCOMPANY TRANSACTIONS. Presented below is a walk of intercompany eliminations from the combined GE Industrial and GE Capital totals to the consolidated cash flows for continuing operations.

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
Cash from (used for):	Operating activities	Investing activities	Financing activities	Operating activities	Investing activities	Financing activities
Combined GE Industrial and GE Capital cash flows	$(3,795)	$6,224	$(13,550)	$(2,563)	$28,568	$(23,228)
GE Industrial current receivables sold to GE Capital(a)	2,423	(3,069)	646	(1,361)	1,086	276
GE Industrial long-term receivables sold to GE Capital	93	(93)	—	210	(210)	—
Supply chain finance programs	135	(135)	—	1,853	(1,853)	—
Repayment of GE Capital loans by GE Industrial	—	—	—	—	(7,500)	7,500
Other reclassifications and eliminations	(384)	(18)	401	(15)	(423)	438
Consolidated cash flows	$(1,527)	$2,909	$(12,502)	$(1,876)	$19,667	$(15,014)
(a)Included the elimination of $2,957 million and $11,335 million payments to GE Industrial for receivables purchased and retained by GE Capital and the related reclassification to CFOA of $5,380 million and $9,974 million due to GE Capital collections and other activity in our consolidated statement of cash flows for the nine months ended September 30, 2021 and 2020, respectively.

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

NOTE 23. OTHER INCOME

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Purchases and sales of business interests(a)	$(153)	$21	$(155)	$12,445
Licensing and royalty income	54	44	141	117
Equity method income	42	(78)	96	(9)
Net interest and investment income (loss)(b)	482	(582)	1,523	(4,259)
Other items	(5)	86	154	187
GE Industrial	$420	$(509)	$1,760	$8,481
Eliminations	71	(8)	64	(50)
Total	$491	$(517)	$1,824	$8,430
(a)Included a pre-tax and after-tax loss of $172 million related to the planned sale of our boiler manufacturing business in China in our Power segment for the three and nine months ended September 30, 2021. Included a pre-tax gain of $12,362 million ($11,214 million after-tax) on the sale of BioPharma for the nine months ended September 30, 2020. See Note 2 for further information.
(b)Included a pre-tax realized and unrealized gain of $359 million ($282 million after-tax) and a pre-tax unrealized loss of $748 million ($618 million after-tax) for the three months ended September 30, 2021 and 2020, respectively, and a pre-tax realized and unrealized gain of $1,028 million ($767 million after-tax) and a pre-tax unrealized loss of $4,613 million ($3,679 million after-tax) for the nine months ended September 30, 2021 and 2020, respectively, related to our interest in Baker Hughes.

2021 3Q FORM 10-Q 55

EXHIBITS

Exhibit 3. The Restated Certificate of Incorporation of General Electric Company (Incorporated by reference to Exhibit 3(i) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013), as amended by the Certificate of Amendment, dated December 2, 2015 (Incorporated by reference to Exhibit 3.1 to GE’s Current Report on Form 8-K, dated December 3, 2015), as further amended by the Certificate of Amendment, dated January 19, 2016 (Incorporated by reference to Exhibit 3.1 to GE’s Current Report on Form 8-K, dated January 20, 2016), as further amended by the Certificate of Change of General Electric Company (Incorporated by reference to Exhibit 3(1) to GE’s Current Report on Form 8-K, dated September 1, 2016), as further amended by the Certificate of Amendment, dated May 13, 2019 (Incorporated by reference to Exhibit 3.1 to GE’s Current Report on Form 8-K, dated May 13, 2019), as further amended by the Certificate of Change of General Electric Company (Incorporated by reference to Exhibit 3.1 to GE’s Current Report on Form 8-K, dated December 9, 2019), as further amended by the Certificate of Amendment, dated July 30, 2021 (Incorporated by reference to Exhibit 3.1 to GE's Current Report on Form 8-K, dated July 30, 2021) (in each case, under Commission file number 001-00035).

Exhibit 10(a). GE 2007 Long-Term Incentive Plan (as amended and restated April 26, 2017, as further amended and restated February 15, 2019, and as further amended and restated July 30, 2021).
Exhibit 10(b). Form of Agreement for Performance Stock Unit Grants to Executive Officers in 2021 under the GE 2007 Long-Term Incentive Plan, as amended July 30, 2021.
Exhibit 10(c). Notice of Adjustment to the Performance Share Grant Agreement for H. Lawrence Culp, Jr., effective July 30, 2021.
Exhibit 10(d). Notice of Adjustment to the Performance Stock Unit Grant Agreement for Carolina Dybeck Happe, effective July 30, 2021.
Exhibit 11. Computation of Per Share Earnings. Data is provided in Note 18 of this Report.
Exhibit 31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and nine months ended September 30, 2021 and 2020, (ii) Statement of Financial Position at September 30, 2021 and December 31, 2020, (iii) Statement of Cash Flows for the nine months ended September 30, 2021 and 2020, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020, (v) Statement of Changes in Shareholders' Equity for the three and nine months ended September 30, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	28-55
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17-18, 50-52
Item 4.	Controls and Procedures	27
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	53-54
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	56
Signatures		56
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

October 26, 2021	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer
2021 3Q FORM 10-Q 56