Form 10-K
period 2021-12-31
GENERAL ELECTRIC CO
filed 2022-02-11
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was at least $116.5 billion. There were 1,099,321,882 shares of common stock with a par value of $0.01 outstanding at January 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 4, 2022, is incorporated by reference into Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS. Our public communications and SEC filings may contain statements related to future, not past, events. These forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range." Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the impacts of the COVID-19 pandemic on our business operations, financial results and financial position and on the global supply chain and world economy; our expected financial performance, including cash flows, revenues, organic growth, margins, earnings and earnings per share; macroeconomic and market conditions and volatility; planned and potential transactions, including our plan to pursue spin-offs of our Healthcare business and our combined Renewable Energy, Power and Digital businesses; our de-leveraging plans, including leverage ratios and targets, the timing and nature of actions to reduce indebtedness and our credit ratings and outlooks; our funding and liquidity; our businesses’ cost structures and plans to reduce costs; restructuring, goodwill impairment or other financial charges; or tax rates.

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:
•our success in executing and completing asset dispositions or other transactions, including our plan to pursue spin-offs of our Healthcare business and our combined Renewable Energy, Power and Digital businesses, and our plans to exit our equity ownership positions in Baker Hughes and AerCap, the timing of closing for such transactions, the ability to satisfy closing conditions, and the expected proceeds, consideration and benefits to GE;
•the continuing severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic, of businesses’ and governments’ responses to the pandemic and of individual factors such as aviation passenger confidence, on our operations and personnel, on commercial activity and demand across our and our customers’ businesses, and on global supply chains;
•the extent to which the COVID-19 pandemic and related impacts, including global supply chain disruptions and price inflation, will continue to adversely impact our business operations, financial performance, results of operations, financial position, the prices of our securities and the achievement of our strategic objectives;
•changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including inflation, interest rates, the value of securities and other financial assets (including our equity ownership positions in Baker Hughes and AerCap, and expected equity interest in the Healthcare business after its spin-off), oil, natural gas and other commodity prices and exchange rates, and the impact of such changes and volatility on our financial position and businesses;
•our de-leveraging and capital allocation plans, including with respect to actions to reduce our indebtedness, the timing and amount of GE dividends, organic investments, and other priorities;
•downgrades of our current short- and long-term credit ratings or ratings outlooks, or changes in rating application or methodology, and the related impact on our liquidity, funding profile, costs and competitive position;
•our liquidity and the amount and timing of our cash flows and earnings, which may be impacted by customer, supplier, competitive, contractual and other dynamics and conditions;
•capital and liquidity needs associated with our financial services operations, including in connection with our run-off insurance operations and Bank BPH, the amount and timing of any required capital contributions and any strategic actions that we may pursue;
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
•operational execution by our businesses, including the success in improving operational performance at our Renewable Energy business, and the performance of our Aviation business amidst the ongoing market recovery;
•changes in law, regulation or policy that may affect our businesses, such as trade policy and tariffs, regulation and incentives related to climate change (including extension of the U.S. wind Production Tax Credit), and the effects of tax law changes;
•our decisions about investments in research and development, and new products, services and platforms, and our ability to launch new products in a cost-effective manner;
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
2021 FORM 10-K 3

ABOUT GENERAL ELECTRIC. General Electric Company (General Electric, GE or the Company) is a high-tech industrial company that operates worldwide through its four segments, Aviation, Healthcare, Renewable Energy, and Power. Our products include commercial and military aircraft engines and systems; healthcare systems and pharmaceutical diagnostics; wind and other renewable energy generation equipment and grid solutions; and gas, steam, nuclear and other power generation equipment. We have significant global installed bases of equipment across these sectors, and services to support these products are also an important part of our business alongside new equipment sales. As described further below, in November 2021 we announced a strategic plan to form three industry-leading, global, investment-grade public companies from our (i) Aviation business, (ii) Healthcare business and (iii) combined Renewable Energy, Power and Digital businesses. This section provides an overview of GE’s business at a consolidated level. See the Segment Operations section within Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for more details about segment-level business descriptions, product and service offerings and competitive, regulatory and other trends, dynamics and developments. See also the Consolidated Results section within MD&A and Note 2 to the consolidated financial statements for information regarding our announced and recent business portfolio actions.

We serve customers in over 175 countries. Manufacturing and service operations are carried out at 71 manufacturing plants located in 26 states in the United States and Puerto Rico and at 130 manufacturing plants located in 33 other countries.

Over our 130-year history, GE’s innovation and technology have improved quality of life around the world. GE’s businesses today are working to adapt and innovate solutions to three of the world’s most pressing challenges: the future of smarter and more efficient flight, precision healthcare that personalizes diagnoses and treatments and the energy transition to drive decarbonization.

•Future of flight – The future of flight will be defined by how the aviation industry emerges from the current market cycle and innovates to lower emissions and improves fuel efficiency. The focus on long-term sustainability has accelerated notwithstanding the significant challenges that the industry has faced, and continues to face, with the significant disruptions and decreases in commercial air travel globally in connection with the Coronavirus Disease 2019 (COVID-19) pandemic. Our Aviation business over many decades has contributed to advances in engine architectures, aerodynamics and materials and the use of sustainable aviation fuels that have resulted in today’s aircraft engines consuming significantly less fuel with lower emissions. The Aviation business continues to invest in and work toward development of the next suite of engine technologies, including open fan architectures, hybrid electric and electrical propulsion concepts and advanced thermal management concepts, that offer the potential for future efficiency improvements and emission reductions to meet our customers’ needs and global standards governing commercial aviation.
•Precision health – The healthcare industry faces the need to address productivity challenges by improving access, enabling more precise patient diagnosis and treatment, shortening hospital stays and wait times and lowering overall costs. Amidst the limited resources and burdens on healthcare systems, both from the COVID-19 pandemic recently and from aging populations more generally, these challenges are even more pronounced. Our Healthcare business is working to help support the future of healthcare that will merge clinical medicine and data science by applying advanced analytics and artificial intelligence across the patient journey. With its products, services and digital capabilities, the Healthcare business is focused on building an intelligence-based healthcare system and a healthier world and greater access to the half of the world’s population that is underserved.
•Energy transition – Addressing climate change is an urgent global priority, and at the same time energy demand is increasing and roughly one billion people around the world are without access to reliable power. Our Renewable Energy and Power businesses play a central role in helping our customers meet this demand for electricity generation while lowering carbon intensity and making power generation more reliable, affordable and sustainable. These businesses’ technology and expertise include onshore and offshore wind turbines, gas turbines and digital controls and hardware solutions that bring more renewables onto power grids while making the grid more resilient. Increasingly there is a focus on the potential for breakthrough technologies that can help drive deeper decarbonization of the power sector in the future, such as small modular or other advanced nuclear power, hydrogen and carbon capture. Progress in significantly reducing power sector emissions in the near term, while significantly accelerating technological innovation for higher renewable penetration and lower carbon-power generation, will also enable further emission reductions of other sectors through the electrification of transportation, heat and industry.

We believe our businesses’ strategies and focus on these significant global challenges are well aligned with broader goals of sustainable development, and we approach sustainability with GE’s commitment to innovation as a central element. Sustainability priorities are embedded in our policies, leadership engagement, operating mechanisms, commitments, and, ultimately, our products. In addition to working to develop technologies that will help build a more sustainable world, we advance GE’s sustainability priorities through our own commitments to our people, communities and planet. More information that may be of interest to a variety of stakeholders about GE’s sustainability approach, priorities and performance, including about safety, greenhouse gas emission reductions for our own operations and for our products, environmental stewardship, diversity and inclusion (as also discussed further below), supply chain and human rights and other matters, can be found in our Sustainability Report.

In all of our global business activities, we encounter aggressive and able competition. In many instances, the competitive environment is characterized by changing technology that requires continuing research and development. With respect to manufacturing operations, we continue to make improvements through deployment of lean initiatives and we believe that, in general, we are one of the leading firms in most of the major industries in which we participate.

2021 FORM 10-K 4

As a diverse global company, we are affected by economic and market developments around the world, supply chain disruptions, instability in certain regions, commodity prices, foreign currency volatility and policies regarding trade and imports. See the Segment Operations section within MD&A for further information. Other factors impacting our business include:
•product development cycles for many of our products are long and product quality and efficiency are critical to success;
•research and development expenditures are important to our business;
•many of our products are subject to a number of regulatory standards; and
•changing end markets, including shifts in energy sources and demand related to cost, decarbonization efforts and other factors, as well as the impact of technology changes.

The strength and talent of our workforce are critical to the success of our businesses, and we continually strive to attract, develop and retain personnel commensurate with the needs of our businesses in their operating environments. The Company’s human capital management priorities are designed to support the execution of our business strategy and improve organizational effectiveness.

As we execute on the Company’s strategy in the coming years, our focus on organizational performance and talent will remain front and center. We will continue to monitor various factors across our human capital priorities, including as a part of our business operating reviews during the year and with oversight by our Board of Directors and the Board’s Management Development and Compensation Committee. The following are our human capital priorities:
•Protecting the health and safety of our workforce: GE is committed to establishing and maintaining effective health and safety standards and protocols across our businesses, making continuous process improvements and providing ongoing education. In 2021, we hired a Chief Safety Officer and launched a Safety Promotion Office to augment our safety program, leveraging lean as a critical tool to prevent injuries and incidents and drive safety as a core operational attribute for the businesses.
•Sustaining a Company culture based in leadership behaviors of humility, transparency and focus, with a commitment to unyielding integrity: GE’s organizational culture supports talent attraction, engagement and retention and promotes ways of working that are strongly connected to our goals. In late 2020, we announced the launch of a new performance management system, “People, Performance, and Growth,” in which individual performance outcomes are directly linked to incentive compensation. Supporting our culture of integrity, The Spirit & The Letter, GE’s employee code of conduct, sets forth the Company’s integrity and compliance standards.
•Developing and managing our talent to best support our organizational goals: GE’s approach to talent management aims to ensure strong individual and company performance; our employee training and development offerings are designed to support these goals. As a key pillar of our talent strategy, GE’s senior management leads an annual organization and talent review for each business. In 2020, to support our lean culture transformation, we launched two new lean leadership development programs designed to elevate high potential executive level talent who can lead us towards a more sustainable future. Developed in partnership with our existing leaders, our leadership development programs are premised upon a rigorous learning process tied directly to outcomes, with a focus on hands-on, experiential learning and building a lean mindset.
•Promoting inclusion and diversity across the enterprise: At GE, we are committed to building a more diverse workforce and a more inclusive workplace by focusing on transparency, accountability and community. We believe in the value of each person’s unique identity, background and experiences, and are committed to fostering an inclusive culture in which all employees feel empowered to do their best work because they feel accepted, respected and that they belong. In 2021, we began publishing a Diversity Annual Report to transparently share our diversity data and hold ourselves accountable for continuous improvement. To support our inclusion and diversity goals, we have a GE Chief Diversity Officer and Chief Diversity Officers in each business unit. Additionally, we have several Employee Resource Groups which have added value to our colleagues and businesses by helping to engage and develop diverse talent for nearly 30 years. These groups accelerate development through mentoring, learning, networking, organizing outreach and service activities, and they address challenges that are important to their members and the Company through targeted initiatives. These groups also support our goals to build a diverse talent pipeline through efforts such as partnering with organizations to raise money for scholarship funds and promoting professional development opportunities.

At year-end 2021, General Electric Company and consolidated affiliates employed approximately 168,000 people, of whom approximately 55,000 were employed in the United States. Our Aviation, Healthcare, Renewable Energy, and Power segments employed approximately 40,000, 48,000, 38,000, and 32,000 people, respectively. In addition, Corporate employed approximately 11,000 employees, including legacy GE Capital employees. Compared to the year-end 2020 figure of 174,000, the number of those employed at year-end 2021 decreased primarily as a result of restructuring.

In the United States, GE has approximately 5,750 union-represented manufacturing and service employees, the majority of whom are covered by four-year collective bargaining agreements ratified in August 2019. GE’s relationship with employee-representative organizations outside the U.S. takes many forms, including in Europe where GE engages employees’ representatives’ bodies such as works councils and trade unions in accordance with local law.

We are subject to numerous U.S. federal, state and foreign laws and regulations covering a wide variety of subject matters related to our products, services and business operations, including requirements regarding the protection of human health and safety and the environment. Relevant laws and regulations can apply to our business directly and indirectly, such as through the effect that laws and regulations applicable to our customers may have in influencing the products and services they purchase from us. Like other industrial manufacturing companies that operate in the sectors we serve, which are high-tech, increasingly digitally connected and global, we face significant scrutiny from both U.S. and foreign governmental authorities with respect to our compliance with laws and regulations. Many of the sales across our businesses are also made to U.S. or foreign governments, regulated entities such as public utilities, state-owned companies or other public sector customers, and these types of sales often entail additional compliance obligations. For further information about government regulation applicable to our businesses, see the Segment Operations section within MD&A, Risk Factors and Note 22.
2021 FORM 10-K 5

We own, or hold licenses to use, numerous patents. New patents are continuously being obtained through our research and development activities. Patented inventions are used both within the Company and are licensed to others. GE is a trademark and service mark of General Electric Company.

Because of the diversity of our products and services, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the wide variety of raw materials needed for our operations.

ADDITIONAL INFORMATION ABOUT GE. General Electric’s address is 1 River Road, Schenectady, NY 12345-6999; we also maintain executive offices at 5 Necco Street, Boston, MA 02210. GE’s Internet address at www.ge.com, Investor Relations website at www.ge.com/investor-relations and our corporate blog at www.gereports.com, as well as GE’s Facebook page, Twitter accounts and other social media, including @GE_Reports, contain a significant amount of information about GE, including financial and other information for investors. GE encourages investors to visit these websites from time to time, as information is updated and new information is posted. Additional information on non-financial matters, including our Sustainability Report, environmental and social matters, our integrity policies and our Diversity Annual Report, is available at www.ge.com/sustainability and www.ge.com/about-us/diversity. All of such additional information referenced in this report (including the information contained in, or available through, other reports and websites) is provided as a convenience and is not incorporated by reference herein. Therefore, such information should not be considered part of this report.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A). The consolidated financial statements of General Electric Company are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Unless otherwise noted, tables are presented in U.S. dollars in millions. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Discussions throughout this MD&A are based on continuing operations unless otherwise noted. The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

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

CHANGES IN FINANCIAL REPORTING. On November 1, 2021, we completed the combination of our GE Capital Aviation Services (GECAS) business with AerCap Holdings N.V. (AerCap). Upon completion of this transaction, in order to focus on our core industrial businesses of Aviation, Healthcare, Renewable Energy and Power, we voluntarily transitioned from three-column to simpler one-column reporting for all periods presented.

Previously, we presented our financial statements in a three-column format, which allowed investors to see our industrial operations separately from our financial services operations (GE Capital). Moving to one-column consolidated financial statements reflects the reduction in size of our financial services portfolio as a result of various strategic actions taken over recent years.

We also made these related reporting changes for all periods presented:
•began presenting the results of the remainder of our former Capital segment, including Energy Financial Services (EFS) and our run-off insurance operations, within Corporate;
•reclassified amounts related to our EFS, Working Capital Solutions (WCS) and Treasury businesses from our formerly captioned GE Capital revenues from services to Other income to align with our industrial segment presentation of derivative, equity method and other investment income. There was no change to the presentation of our run-off Insurance revenues and, consequently, our run-off Insurance revenues are now presented as a separate line in our Statement of Earnings (Loss);
•reclassified our formerly captioned Financing receivables and Other GE Capital receivables to All other assets to further simplify our Statement of Financial Position given the reduction of these balances over time in relation to consolidated total assets;
•ceased referring to GE Industrial, a term formerly defined as the adding together of all industrial affiliates giving effect to the elimination of transactions among such affiliates. Therefore, all key performance indicators and non-GAAP financial metrics previously identified as pertaining to GE Industrial have been redefined to reflect total company results; and
•redefined the basis on which profit is determined for the remainder of our former Capital segment which is now reported within Corporate. Previously, Interest and other financial charges, income taxes, non-operating benefit costs and preferred stock dividends were included in determining our former Capital segment profit (which we sometimes referred to as net earnings). To align with our industrial segments, these items are now excluded in determining profit for all businesses reported within Corporate except EFS, which will continue to be reported on a net earnings basis given the integral nature of Production Tax Credits (PTCs) and Investment Tax Credits (ITCs) in relation to its business model.

2021 FORM 10-K 6

In addition, effective December 31, 2021, we have changed the way we present sales of spare parts, upgrade equipment and other aftermarket goods that are used in the provision of our services in our Statement of Earnings (Loss) to conform with the way we manage the businesses and have historically presented them in MD&A and other related notes. Specifically, we now consistently present sales of spare parts used in a service arrangement as part of Sales of services and the related costs as Costs of services sold. See Note 1 for further information.

CONSOLIDATED RESULTS
SIGNIFICANT DEVELOPMENTS. GE announced it plans to form three public companies focused on the growth sectors of aviation, healthcare and energy. In November 2021, we announced a strategic plan to form three industry-leading, global, investment-grade public companies from our (i) Aviation business, (ii) Healthcare business and (iii) Renewable Energy, Power and Digital businesses that we will combine. We intend to pursue a tax-free spin-off of Healthcare in early 2023, creating a pure play company at the center of precision health, and we expect to retain a stake of 19.9% in the new company. We intend to pursue a tax-free spin-off of the combined Renewable Energy, Power and Digital businesses in early 2024, and that new company will be positioned to lead the energy transition. Following these transactions, GE will be an aviation-focused company, shaping the future of flight. As independently run companies, each can benefit from greater focus, tailored capital allocation, and strategic flexibility to deliver long-term growth and create value for customers, investors and employees. The respective capital structures, brands and leadership teams for each independent company will be determined and announced later.

Coronavirus Disease 2019 (COVID-19) Pandemic. The COVID-19 pandemic has impacted global economies, resulting in workforce and travel restrictions, supply chain and production disruptions and reduced demand and spending across many sectors. Since the latter part of the first quarter of 2020, these factors have had a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. While factors related directly and indirectly to the COVID-19 pandemic have been impacting operations and financial performance at varying levels across all our businesses, the most significant impact to date has been at our Aviation segment. For details about impacts related to our businesses and actions we have taken in response, as applicable, refer to the respective segment sections within MD&A. We anticipate that our operations and financial performance will continue to be impacted by the COVID-19 pandemic in future periods. These impacts will ultimately depend on many factors that are not within our control, including the severity and duration of the pandemic; governmental, business and individuals’ actions in response to the pandemic; the emergence of COVID-19 virus variants; and the development, availability and public acceptance of effective treatments and vaccines.

GECAS. On November 1, 2021, we completed the combination of our GECAS business with AerCap and received $22.6 billion in cash, subject to future closing adjustments, 111.5 million shares of AerCap common stock (approximately 46% ownership interest) valued at approximately $6.6 billion based on AerCap’s closing share price on October 29, 2021, and a $1.0 billion AerCap senior note. In connection with the closing of the transaction, the Company recorded a non-cash after-tax charge of $3.9 billion in discontinued operations in 2021, including a loss of $0.2 billion in the fourth quarter. Additionally, we have elected to prospectively measure our investment in AerCap at fair value and expect to have continuing involvement with AerCap, primarily through our ownership interest and ongoing sales or leases of products and services. We expect to fully monetize our stake in AerCap over time. See Notes 2 and 3 for further information.

Liability Management Actions. During 2021, we completed debt tenders to repurchase a total of $32.6 billion of debt, comprising $7.3 billion in the second quarter of 2021 and $25.3 billion in the fourth quarter of 2021. The total after-tax loss on these actions was $6.1 billion ($6.5 billion pre-tax), comprising an after-tax loss of $1.1 billion ($1.4 billion pre-tax) in the second quarter of 2021 and an after-tax loss of $5.0 billion ($5.1 billion pre-tax) in the fourth quarter of 2021. The majority of the loss relates to the present value of accelerating future interest payments associated with the debt. As a result of these actions, we expect lower interest expense going forward.

Factoring. Effective April 1, 2021, we discontinued the majority of our factoring programs and in the fourth quarter of 2021, we subsequently discontinued our remaining unconsolidated receivables facility. For the nine months ended December 31, 2021, the adverse impact to GE businesses' cash flows from operating activities (CFOA) was $5.1 billion, including $1.6 billion related to the unconsolidated receivables facility in the fourth quarter, which primarily represents the cash that our industrial businesses would have otherwise collected in the period had customer receivables not been previously sold and is excluded from free cash flows*. The adverse CFOA impact associated with activity in factoring programs that have now been discontinued was $5.8 billion for the year ended December 31, 2021.

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

BK Medical. In the fourth quarter of 2021, we acquired BK Medical, a leader in surgical ultrasound imaging and guidance, from Altaris Capital Partners for a cash purchase price of $1.5 billion.

*Non-GAAP Financial Measure
2021 FORM 10-K 7

SUMMARY OF 2021 RESULTS. Total revenues were $74.2 billion, down $1.6 billion for the year, driven primarily by decreases at Aviation, Power and Healthcare.

Continuing earnings (loss) per share was $(3.25). Excluding debt extinguishment costs, gains (losses) on equity securities, non-operating benefit costs, earnings from our run-off Insurance business and restructuring and other charges, Adjusted earnings per share* was $1.71. For the year ended December 31, 2021, profit (loss) was $(3.7) billion and profit margins were (5.0)%, down $9.7 billion, primarily due to the nonrecurrence of the prior year gain on the sale of our BioPharma business of $12.4 billion and higher debt extinguishment costs of $6.2 billion, partially offset by a higher net gain on equity securities of $3.8 billion, higher segment profit of $1.9 billion, the nonrecurrence of goodwill impairments of $0.9 billion, a decrease in non-operating benefit costs of $0.6 billion, a decrease in Adjusted corporate operating costs* of $0.4 billion, higher profit on our run-off Insurance business of $0.4 billion, the nonrecurrence of Steam asset impairments in the prior year of $0.4 billion, lower interest and other financial charges of $0.2 billion, and the nonrecurrence of the legal reserves associated with the SEC investigation in the prior year of $0.2 billion. Adjusted organic profit* increased $2.7 billion, driven primarily by increases at Aviation, Power and Healthcare. Additionally, we continue to experience inflation pressure in our supply chain as well as delays in sourcing key materials needed for our products. The most significant impact to date has been at our Healthcare segment, which has delayed our ability to convert remaining performance obligation (RPO) to revenue. While we are taking actions to limit this pressure, we may experience a greater impact on our longer cycle businesses in future periods.

Cash flows from operating activities were $0.9 billion and $1.0 billion for the years ended December 31, 2021 and 2020, respectively. CFOA decreased primarily due to an increase in cash collateral paid net of settlements on derivative contracts and an increase in cash used for working capital, partially offset by lower GE Pension Plan contributions (which are excluded from free cash flows (FCF)*) and an increase in net income (after adjusting for the gain on the sale of BioPharma, non-cash gains/losses related to our interest in Baker Hughes, non-operating benefit costs and non-operating debt extinguishment costs). FCF* were $1.9 billion and $0.6 billion for the years ended December 31, 2021 and 2020, respectively. FCF* increased primarily due to an increase in net income (after adjusting for the gain on the sale of BioPharma, non-cash gains/losses related to our interest in Baker Hughes, non-operating benefit costs and non-operating debt extinguishment costs) and an increase in cash from working capital (after adjusting for the impact from discontinued factoring programs and eliminations related to our receivables factoring and supply chain finance programs), partially offset by an increase in cash collateral paid net of settlements on derivative contracts. We discontinued the majority of our factoring programs in 2021. In the second, third and fourth quarters of 2021, the adverse impact to CFOA was $5.1 billion, which primarily represents the cash that our industrial businesses would have otherwise collected in the period had customer receivables not been previously sold and is excluded from FCF*. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

RPO is unfilled customer orders for products and product services (expected life of contract sales for product services) excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. In the second quarter of 2021, we voluntarily replaced our quarterly disclosures of backlog with RPO as a key metric, one commonly used across our industries, in order to simplify our reporting and align with our peers. See Note 23 for further information.

RPO	2021	2020	2019
Equipment	$45,065	$45,991	$48,487
Services	194,755	184,608	196,947
Total RPO(a)	$239,820	$230,600	$245,434
(a) RPO as of December 31, 2021 and December 31, 2020 excludes the BioPharma business due to its disposition in the first quarter of 2020. RPO as of December 31, 2019 included $1,227 million related to BioPharma.

As of December 31, 2021, RPO increased $9.2 billion (4%) from December 31, 2020, primarily at Aviation, from engines contracted under long-term service agreements that have now been put into service; at Healthcare, from new contracts and renewals with large customers as well as supply chain challenges in converting RPO to revenue; and at Renewable Energy, primarily at Offshore Wind; partially offset by a decrease at Power from sales outpacing new orders in Gas Power and the continued wind down of the Steam Power new build coal business.

As of December 31, 2020, RPO decreased $14.8 billion (6%) from December 31, 2019 primarily driven by Aviation due to a reduction in Commercial Services. The reduction in Commercial Services reflects lower anticipated engine utilization, the cancellation of equipment unit orders, customer fleet restructuring and contract modifications. Power decreased due to sales outpacing new orders; Healthcare decreased with the disposition of the BioPharma business of $1.2 billion; and Renewable Energy increased due to new orders outpacing sales.

REVENUES	2021	2020	2019
Equipment revenues	$34,200	$37,584	$42,811
Services revenues	36,890	35,385	44,608
Insurance revenues	3,106	2,865	2,802
Total revenues	$74,196	$75,833	$90,221

*Non-GAAP Financial Measure
2021 FORM 10-K 8

For the year ended December 31, 2021, total revenues decreased $1.6 billion (2%). Equipment revenues decreased primarily at Power, due to decreased Gas Power equipment revenues on lower turnkey sales and Steam Power equipment on the exit of new build coal; at Aviation, due to fewer commercial install and spare engine unit shipments; and at Healthcare, due to the disposition of the BioPharma business; partially offset by an increase at Renewable Energy driven by higher revenue at Offshore Wind. Services revenues increased primarily at Power, due to an increase in Gas Power and Steam Power services revenues; at Healthcare, due to increased volume in Imaging and Ultrasound and a return to pre-pandemic volume in Pharmaceutical Diagnostics; and at Aviation, primarily due to increased shop visit volume; partially offset by a decrease at Renewable Energy, primarily due to lower repower unit deliveries at Onshore Wind. Insurance revenues increased $0.2 billion (8)%. The decrease in revenues included the net effects of acquisitions of $0.1 billion, the net effects of dispositions of $1.5 billion and the effects of a stronger U.S. dollar of $1.0 billion. Excluding Insurance revenues and the effects of acquisitions, dispositions and foreign currency, organic revenues* decreased $1.5 billion (2%), with equipment revenues down $3.0 billion (8%) and services revenues up $1.5 billion (4%). Organic revenues* decreased at Aviation, Power and Renewable Energy, partially offset by an increase at Healthcare.

For the year ended December 31, 2020, total revenues decreased $14.4 billion (16%). The decrease in services revenues was primarily at Aviation, driven by lower commercial spare part shipments, decreased shop visits and the cumulative impact of changes in billing and cost assumptions in our long-term service agreements; and at Power, due to declines in transactional part sales and upgrades at Gas Power. The decrease in equipment revenues was primarily at Aviation, due to fewer commercial install and spare engine unit shipments; and at Healthcare, due to the disposition of the BioPharma business; partially offset by increases at Renewable Energy, primarily from Onshore Wind with more wind turbine shipments than in the prior year, and Offshore Wind; and at Gas Power, due to an increase in Heavy-Duty gas turbine unit shipments. Insurance revenues increased $0.1 billion (2%). The decrease in revenues included the net effects of acquisitions of $0.1 billion, the net effects of dispositions of $3.6 billion and the effects of a weaker U.S. dollar of $0.3 billion. Excluding Insurance revenues and the effects of acquisitions, dispositions and foreign currency, organic revenues* decreased $10.7 billion (13%), with a decrease in services revenues of $8.8 billion (20%) and a decrease in equipment revenues of $1.9 billion (5%). Organic revenues* decreased at Aviation and Power, partially offset by increases at Healthcare and Renewable Energy.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE
(Per-share in dollars and diluted)	2021	2020	2019
Continuing earnings (loss) attributable to GE common shareholders	$(3,562)	$6,141	$(1,073)
Continuing earnings (loss) per share	$(3.25)	$5.46	$(0.98)

For the year ended December 31, 2021, continuing earnings decreased $9.7 billion primarily due to the nonrecurrence of the prior year gain on the sale of our BioPharma business of $12.4 billion and higher debt extinguishment costs of $6.2 billion, partially offset by a higher net gain on equity securities of $3.8 billion, higher segment profit of $1.9 billion, the nonrecurrence of goodwill impairments of $0.9 billion, a decrease in non-operating benefit costs of $0.6 billion, a decrease in Adjusted corporate operating costs* of $0.4 billion, higher profit at our run-off Insurance business of $0.4 billion, the nonrecurrence of Steam asset impairments in the prior year of $0.4 billion, lower interest and other financial charges of $0.2 billion and the nonrecurrence of the legal reserves associated with the SEC investigation in the prior year of $0.2 billion. Adjusted earnings* was $1.9 billion, an increase of $2.0 billion. Profit margin was (5.0)%, a decrease from 7.9%, primarily due to the same net decreases as described above. Adjusted profit* was $4.6 billion, an increase of $2.7 billion organically*, due to increases at Aviation, Power and Healthcare. Adjusted profit margin* was 6.5%, an increase of 400 basis points organically*.

For the year ended December 31, 2020, continuing earnings increased $7.2 billion, driven primarily by the gain on the sale of our BioPharma business of $12.4 billion, the nonrecurrence of a $1.0 billion pre-tax charge identified through the completion of our 2019 annual insurance premium deficiency review, lower provision for income taxes of $1.1 billion, lower interest and other financial charges of $0.8 billion, decreased goodwill impairments of $0.6 billion and decreased non-operating benefit costs of $0.4 billion; partially offset by decreased segment profit of $6.2 billion, an increase of $2.8 billion in losses on our investment in Baker Hughes and the legal reserves associated with the SEC investigation of $0.2 billion. Adjusted earnings* was $(0.1) billion, a decrease of $4.3 billion. Profit margin was 7.9%, an increase of 800 basis points, primarily due to the same net increases as described above. Adjusted profit* was $2.2 billion, a decrease of $5.1 billion organically*, primarily due to a decrease at Aviation, partially offset by an increase at Healthcare. Adjusted profit margin* was 3.1%, a decrease of 570 basis points organically*.

SEGMENT OPERATIONS. Segment revenues include sales of equipment and services by our segments. Segment profit is determined based on performance measures used by our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer (CEO), to assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude matters, such as charges for impairments, significant, higher-cost restructuring programs, manufacturing footprint rationalization and other similar expenses, acquisition costs and other related charges, certain gains and losses from acquisitions or dispositions, and certain litigation settlements. See the Corporate section for further information about costs excluded from segment profit.

Segment profit excludes results reported as discontinued operations and the portion of earnings or loss attributable to noncontrolling interests of consolidated subsidiaries, and as such only includes the portion of earnings or loss attributable to our share of the consolidated earnings or loss of consolidated subsidiaries.

*Non-GAAP Financial Measure
2021 FORM 10-K 9

Interest and other financial charges, income taxes and non-operating benefit costs are excluded in determining segment profit. Other income is included in segment profit. Interest and other financial charges and income taxes for EFS are included within Corporate costs.

Certain corporate costs, including those related to shared services, employee benefits, and information technology, are allocated to our segments based on usage or their relative net cost of operations.

SUMMARY OF REPORTABLE SEGMENTS	2021	2020	2019
Aviation	$21,310	$22,042	$32,875
Healthcare	17,725	18,009	19,942
Renewable Energy	15,697	15,666	15,337
Power	16,903	17,589	18,625
Total segment revenues	71,635	73,306	86,778
Corporate	2,561	2,528	3,442
Total revenues	$74,196	$75,833	$90,221

Aviation	$2,882	$1,229	$6,812
Healthcare	2,966	3,060	3,737
Renewable Energy	(795)	(715)	(791)
Power	726	274	291
Total segment profit (loss)	5,778	3,848	10,049
Corporate(a)	892	8,061	(2,537)
Goodwill impairments	—	(877)	(1,486)
Interest and other financial charges	(1,813)	(2,018)	(2,826)
Debt extinguishment costs	(6,524)	(301)	(256)
Non-operating benefit costs	(1,782)	(2,430)	(2,839)
Benefit (provision) for income taxes	124	333	(718)
Preferred stock dividends	(237)	(474)	(460)
Earnings (loss) from continuing operations attributable to GE common shareholders	(3,562)	6,141	(1,073)
Earnings (loss) from discontinued operations attributable to GE common shareholders	(3,195)	(911)	(4,366)
Net earnings (loss) attributable to GE common shareholders	$(6,757)	$5,230	$(5,439)
(a) Includes interest and other financial charges of $63 million, $50 million and $101 million and benefit for income taxes of $162 million, $154 million and $166 million related to EFS within Corporate for the years ended December 31, 2021, 2020, and 2019, respectively.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for discussions of segment results for the years ended December 31, 2020 versus 2019.

AVIATION. Aviation designs and produces commercial and military aircraft engines, integrated engine components, electric power and mechanical aircraft systems. We also provide aftermarket services to support our products.

Commercial Engines and Services – manufactures jet engines for commercial airframes. Our commercial engines power aircraft in all categories: regional, narrowbody and widebody. This includes engines and components for business aviation and aeroderivative applications as well. We also produce and market engines and aftermarket services through joint ventures with Safran Group of France (Safran) and Raytheon Technologies Corporation via their Pratt & Whitney segment. Commercial provides maintenance, component repair and overhaul services (MRO), including sales of replacement parts.
Military – manufactures jet engines for military airframes. Our military engines power a wide variety of military aircraft including fighters, bombers, tankers, helicopters and surveillance aircraft, as well as marine applications. We provide maintenance, component repair and overhaul services, including sales of replacement parts.
Systems & Other – provides avionics systems, aviation electric power systems, turboprop engines, engine gear and transmission components and services for commercial and military segments. Additionally, we provide a wide variety of products and services including additive machines, additive materials (including metal powders), and additive engineering services.

Competition & Regulation. The global businesses for aircraft jet engines, maintenance, component repair and overhaul services (including parts sales) are highly competitive. Both domestic and international markets are important to the growth and success of the business. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures are important in this business, as are focused intellectual property strategies and protection of key aircraft engine design, manufacture, repair and product upgrade technologies. In addition, we are subject to market and regulatory dynamics related to decarbonization which will require a combination of technological innovation in the fuel efficiency of engines, expanding the use of sustainable aviation fuels and the development of electric flight and hydrogen-based aviation technologies. Aircraft engine and systems orders tend to follow civil air travel demand and military procurement cycles.

Our products, services and activities are subject to a number of global regulators such as the U.S. Federal Aviation Administration (FAA), European Union Aviation Safety Agency (EASA), Civil Aviation Administration of China (CAAC) and other regulatory bodies.
2021 FORM 10-K 10

Significant Trends & Developments. The global COVID-19 pandemic continues to have a material adverse effect on the global airline industry, although Aviation’s results in 2021 reflect improvement in market fundamentals. A key underlying driver of Aviation’s commercial engine and services business is global commercial air traffic, which in turn is driven by economic activity and consumer and business propensity to travel. Since the beginning of the pandemic in the first quarter of 2020, we have seen varied levels of recovery in global markets. Government travel restrictions, public health advisories, individuals' propensity to travel and continued cases of the virus have all impacted the level of air travel. Aviation regularly tracks global departures, which for 2021, were approximately 30% below 2019. Global departures improved during 2021, up approximately 20% compared to 2020, but levels of recovery varied across regions due in large part to the emergence of COVID-19 virus variants. Aviation remains confident in the recovery, while actively monitoring the impact of travel restrictions, quarantine requirements, and economic and industry forecasts. We are in frequent dialogue with our airline and airframe customers about the outlook for commercial air travel, new aircraft production, fleet retirements, and after-market services, including shop visit and spare parts demand. Given current trends, we expect domestic travel routes primarily served by narrowbody aircraft to recover before long-haul, international travel routes, which are primarily served by widebody aircraft. Consistent with industry projections, Aviation continues to estimate the duration of the market recovery to be prolonged over the next couple of years, dependent on containing the spread of the virus, effective inoculation programs and government collaboration to encourage travel, particularly around reducing quarantine requirements.

Aviation has taken several actions to respond to the current adverse environment and is actively monitoring the pace of demand recovery to ensure the business is appropriately sized for the future. In addition, we continue to partner with our airline and leasing customers and collaborate with our airframe partners on production rates for 2022 and beyond.

As it relates to the military environment, Aviation continues to forecast strong military demand creating future growth opportunities for our Military business unit as the U.S. Department of Defense and foreign governments have continued flight operations, and have allocated budgets to upgrade and modernize their existing fleets. During 2021, Aviation experienced supply chain challenges impacting the delivery of military engines, which the business is actively addressing.

Total engineering, comprising company, customer and partner-funded and nonrecurring engineering costs, decreased compared to prior year in line with the changes in the commercial environment and due to the timing of planned program expenditures. Aviation continues to be committed to investment in developing and maturing technologies that enable a more sustainable future of flight. In June 2021, Aviation and Safran announced Revolutionary Innovation for Sustainable Engines (RISE), a technology development program targeting more than 20% lower fuel consumption and CO2 emissions compared to today’s engines. In September 2021, Aviation’s Catalyst engine, the first clean-sheet turboprop design entering the business and general aviation market in 50 years, completed its first flight.

Aviation is taking actions to protect its ability to serve its customers now and as the global airline industry recovers. Aviation’s deep history of innovation and technology leadership, commercial engine installed base of approximately 39,400 units, with approximately 10,800 units under long-term service agreements, and military engine installed base of approximately 26,200 units represents strong long-term fundamentals. Aviation expects to emerge from the COVID-19 pandemic well-positioned to drive long-term profitable growth and cash generation over time.

Sales in units, except where noted	2021	2020	2019
Commercial Engines(a)	1,487	1,720	3,048
LEAP Engines(b)	845	815	1,736
Military Engines	553	683	717
Spare Parts Rate(c)	$17.8	$18.0	$31.0
(a) Commercial Engines now includes Business Aviation and Aeroderivative units for all periods presented.
(b) LEAP engines are subsets of commercial engines.
(c) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

RPO	December 31, 2021	December 31, 2020	December 31, 2019
Equipment	$11,139	$10,597	$11,234
Services	114,133	103,500	112,466
Total RPO	$125,272	$114,097	$123,700

SEGMENT REVENUES AND PROFIT	2021	2020	2019
Commercial Engines & Services	$14,360	$14,479	$24,769
Military	4,136	4,572	4,389
Systems & Other	2,814	2,991	3,718
Total segment revenues	$21,310	$22,042	$32,875

Equipment	$7,531	$8,582	$12,737
Services	13,780	13,460	20,138
Total segment revenues	$21,310	$22,042	$32,875

Segment profit	$2,882	$1,229	$6,812
Segment profit margin	13.5%	5.6%	20.7%
2021 FORM 10-K 11

For the year ended December 31, 2021, segment revenues were down $0.7 billion (3%) and segment profit was up $1.7 billion.
RPO as of December 31, 2021 increased $11.2 billion (10%) from December 31, 2020, due to increases in both equipment and services. Equipment increased primarily due to an increase in Military orders. Services increased primarily as a result of engines contracted under long-term service agreements that have now been put into service.
Revenues decreased $0.7 billion (3%) organically*. Commercial Engines revenues decreased, due to 233 fewer commercial install and spare engine unit shipments, including fewer engine shipments on legacy programs, partially offset by 30 more LEAP units versus the prior year. Commercial Services revenues increased, primarily due to increased shop visit volume, partially offset by lower volume on commercial spare part shipments, as prior year revenues included significant spare part shipments prior to the impact of the COVID-19 pandemic. Commercial Services revenues for the year ended December 31, 2021, included a net unfavorable change in estimated profitability of $0.3 billion for its long-term service agreements compared to a net unfavorable change of $1.1 billion for the prior year. Military revenues decreased due to lower services and 130 fewer engine shipments, partially offset by product mix.
Profit increased $1.6 billion organically*, primarily due to increased shop visit volume and the receipt of a payment from a partner associated with engine program activity. Profit also increased due to lower net unfavorable changes in estimated profitability in long-term service agreements, as the prior year included charges reflecting the cumulative COVID-19 pandemic-related impacts of changes to billing and cost assumptions for certain long-term service agreements; operational cost reduction from the actions taken in 2020 and the first half of 2021; and the nonrecurrence of prior year charges related to lower commercial engine production volumes, customer credit risk and an impairment charge in a joint venture in the Systems business. These increases in profit were partially offset by an accrual for a contract in a loss position in the long-term service agreement portfolio.

HEALTHCARE. Healthcare provides essential healthcare technologies to developed and emerging markets and has expertise in medical imaging, digital solutions, patient monitoring and diagnostics, drug discovery and performance improvement solutions that are the building blocks of precision health. Products and services are sold worldwide primarily to hospitals and medical facilities.

Healthcare Systems (HCS) – develops, manufactures, markets and services a broad suite of products and solutions used in the diagnosis, treatment and monitoring of patients that is encompassed in imaging, ultrasound, life care solutions and enterprise software and solutions. Imaging includes magnetic resonance, computed tomography, molecular imaging, x-ray systems and complementary software and services, for use in general diagnostics, women’s health and image-guided therapies. Ultrasound includes high-frequency soundwave systems, and complementary software and services, for use in diagnostics tailored to a wide range of clinical settings. Life Care Solutions (LCS) includes clinical monitoring and acute care systems, and complementary software and services, for use in intensive care, anesthesia delivery, diagnostic cardiology and perinatal care. Enterprise Digital Solutions (EDS) includes enterprise digital, artificial intelligence applications, consulting and Command Center offerings designed to improve efficiency in healthcare delivery and expand global access to advanced health care.
Pharmaceutical Diagnostics (PDx) – researches, manufactures and markets innovative imaging agents used during medical scanning procedures to highlight organs, tissue and functions inside the human body, to aid physicians in the early detection, diagnosis and management of disease through advanced in-vivo diagnostics. These products include both contrast imaging and molecular imaging agents.
BioPharma – This business was sold on March 31, 2020. It delivered products, services and manufacturing solutions for drug discovery, biopharmaceutical production, and cellular and gene therapy technologies.

Competition & Regulation. Healthcare competes with a variety of U.S. and non-U.S. manufacturers and services providers. Customers require products and services that allow them to provide better access to healthcare, improve the affordability of care and improve the quality of patient outcomes. Key factors affecting competition include technological innovations, productivity solutions, competitive pricing and the ability to provide lifecycle services. New technologies and solutions could make our products and services obsolete unless we continue to develop new and improved offerings. Our products are subject to regulation by numerous government agencies, as well as laws and regulations that apply to various reimbursement systems or other government funded healthcare programs.

Significant Trends & Developments. We continue to see an overall recovery in hospital spending; the expectation is that this will continue in line with the worldwide COVID-19 vaccine rollout. Both HCS and PDx demand has recovered to at or above pre-pandemic levels. Similar to many industries, we are experiencing inflation in our supply chain as well as delays in sourcing key materials needed for our products, such as electronics and resins, delaying our ability to convert RPO to revenue. We have proactively managed sourcing and logistics, material and design costs to partially mitigate supply chain impacts. In response to near-term volatility and cost pressures, we have continued to execute on structural cost reductions and cash optimization actions, in order to invest in growth and research and development.

We continue to grow and invest in precision health, with focus on creating new products and digital solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. We introduced the Vscan Air in over 70 countries, a cutting edge wireless pocket-sized ultrasound that is differentiated by its crystal clear image quality, whole-body scanning capabilities, and intuitive software. We continue to see the broader application of our AIR Recon DL technology, which provides best in class image quality as well as substantially reduced scan time. An example of a new product that includes AIR Recon DL is the SIGNA Hero magnetic resonance imaging system that helps accommodate more patients of all shapes and sizes, offering a 70 cm bore and detachable table for enhanced patient comfort. We introduced the Revolution APEX CT, which has a modular and scalable design to do in-room upgrades on the detector without swapping the gantry, giving customers the flexibility to right size their purchase today and be ready for the future. We remain committed to innovate and invest to create more integrated, efficient, and personalized precision healthcare.
*Non-GAAP Financial Measure
2021 FORM 10-K 12

In the fourth quarter of 2021, we acquired BK Medical, a leader in surgical ultrasound imaging and guidance, from Altaris Capital Partners for a cash purchase price of $1.5 billion.

RPO	December 31, 2021	December 31, 2020	December 31, 2019
Equipment	$4,232	$3,465	$4,825
Services	10,375	9,458	9,249
Total RPO(a)	$14,606	$12,923	$14,073
(a) RPO as of December 31, 2021 and December 31, 2020 excludes the BioPharma business due to its disposition in the first quarter of 2020. RPO as of December 31, 2019 included $1,227 million related to BioPharma.

SEGMENT REVENUES AND PROFIT	2021	2020	2019
Healthcare Systems	$15,694	$15,387	$14,648
Pharmaceutical Diagnostics	2,031	1,792	2,005
BioPharma	—	830	3,289
Total segment revenues	$17,725	$18,009	$19,942

Equipment	$9,104	$9,992	$11,585
Services	8,620	8,017	8,357
Total segment revenues	$17,725	$18,009	$19,942

Segment profit	$2,966	$3,060	$3,737
Segment profit margin	16.7%	17.0%	18.7%

For the year ended December 31, 2021, segment revenues were down $0.3 billion (2%) and segment profit was down $0.1 billion (3%).
RPO as of December 31, 2021 increased $1.7 billion (13%) from December 31, 2020 primarily due to new service contracts and renewals with large customers and from equipment on strong orders across all regions, notably in China and the U.S., as well as supply chain challenges in converting RPO to revenues.
Revenues increased $0.2 billion (1%) organically*. Services revenues increased, driven by a return to pre-pandemic volume in PDx and the continued growth of HCS Service. Equipment revenues decreased driven by reductions in LCS for HCS products where there were more COVID-19 related product sales in 2020 as well as supply chain challenges, partially offset by increased volume in Imaging and Ultrasound.
Profit increased $0.2 billion (6%) organically*, driven by increased volume for Imaging and Ultrasound products, increases in PDx volume as well as continued cost reduction actions, partially offset by continued investment in research and development.

RENEWABLE ENERGY. We benefit from one of the broadest portfolios in the industry that uniquely positions us to lead the energy transition with products, services and integrated solutions to grow renewable energy generation, lower the cost of electricity and modernize the grid. Our portfolio of business units includes onshore and offshore wind, blade manufacturing, grid solutions, hydro, storage, hybrid renewables and digital services offerings. We have installed more than 400 gigawatts of clean renewable energy equipment and equipped more than 90 percent of transmission utilities with our grid solutions in developed and emerging markets.

Onshore Wind – delivers technology and services for the onshore wind power industry by providing a large range of turbines with smart controls that are uniquely tailored for a variety of wind environments. Wind Services assist customers in improving cost, capacity and performance of their assets over the lifetime of their fleet, utilizing digital infrastructure to monitor, predict and optimize wind farm energy performance. Our Onshore Wind business supports a turbine installed base of approximately 52,000 units, of which, approximately half are under service agreements. For reporting purposes, Onshore Wind includes the operations of our blade manufacturer, LM Wind.
Grid Solutions Equipment and Services (Grid) – enables power utilities and industries worldwide to effectively manage electricity from the point of generation to the point of consumption, helping to maximize the reliability, efficiency and resiliency of the grid. Service offerings include a comprehensive portfolio of equipment, hardware, protection and control, automation and digital services. Grid is also addressing the challenges of the energy transition by safely and reliably connecting intermittent renewable energy generation to transmission networks.
Hydro Solutions – has equipped more than 25 percent of the global hydro installed base and provides a portfolio of solutions and services for hydropower generation, including the design, management, construction, installation, maintenance and operation of both large hydropower plants and small hydropower solutions, as well as offering a comprehensive asset management program to hydropower plant operators.
Offshore Wind – leads the industry in offshore wind power technologies and offshore wind farm development with the Haliade-X, the industry's first 14MW offshore wind turbine.
Hybrid Solutions – provides reliable, affordable and dispatchable integration of renewable energies that drive vital stability to the grid and includes unique applications to integrate storage and renewable energy generation sources, such as wind, hydropower and solar.

*Non-GAAP Financial Measure
2021 FORM 10-K 13

Competition & Regulation. While many factors, including government incentives and specific market rules, affect how renewable energy can deliver outcomes for customers in a given region, renewable energy has become competitive with fossil fuels in terms of levelized cost of electricity. We continue to invest in generating wind turbine product improvements, including larger rotors, taller towers and higher nameplate ratings that continue to drive down the cost of onshore and offshore wind energy, to develop more efficient production processes for key components and to explore ways to further improve the efficiency and flexibility of our hydropower technology with new innovative turbine designs and digital solutions. As industry models continue to evolve, our digital strategy and investments in technical innovation will position us to add value for customers looking for clean, renewable energy.

Significant Trends & Developments. While we continue to expect long term growth in U.S onshore wind, the expiry of U.S. Production Tax Credits (PTC) in 2021 has created uncertainty resulting in project delays and deferral of customer investments. We are monitoring policy proposals where a strong and diverse interest in tax credits promoting new wind generation continues to exist. The latest Wood Mackenzie equipment and repower forecast expects U.S onshore wind to decline from 15 gigawatts of new installations in 2021 to approximately 10 gigawatts in 2022. Despite the market uncertainty, we have maintained our leading position in the U.S. The offshore wind industry continues to experience strong global market momentum and we have received customer commitments for the Haliade-X spanning across Europe, North America and Asia. Customer preference continues to shift to larger, more efficient units to drive down costs and compete with other power generation options. The Grid and Hydro business units are executing their turnaround plans that include increased project selectivity discipline, cost reduction and investment in more profitable segments. We are monitoring the impact across our industries from rising inflationary costs of transportation and commodities, broader supply chain and permitting process challenges across the onshore and offshore wind industry.

New product introductions remain important to our onshore and offshore customers who are demonstrating the willingness to adopt the new technology of larger turbines that decrease the levelized cost of energy. We have observed significant market demand for our 5-6 MW Cypress and 3-4 MW Sierra Onshore units and our 12-14 MW Haliade-X Offshore units. Our Haliade-X prototype unit is currently operating at 14MW. Preparing for large scale production, while reducing the cost of these new product platforms and blade technologies remains a key priority. At Grid Solutions, new technology such as flexible transformers and g³ switchgears are solving for a more resilient and efficient electric grid and lower greenhouse gas emissions, respectively.

Onshore and Offshore sales in units	2021	2020	2019
Wind Turbines	3,590	3,744	3,424
Wind Turbine Gigawatts	11.7	10.8	9.5
Repower units	561	1,022	1,057

RPO	December 31, 2021	December 31, 2020	December 31, 2019
Equipment	$18,639	$18,273	$17,203
Services	12,872	12,531	11,233
Total RPO	$31,511	$30,804	$28,436

SEGMENT REVENUES AND PROFIT	2021	2020	2019
Onshore Wind	$11,026	$10,881	$10,421
Grid Solutions equipment and services	3,207	3,585	4,016
Hydro, Offshore Wind and Hybrid Solutions	1,464	1,200	900
Total segment revenues	$15,697	$15,666	$15,337

Equipment	$13,224	$12,859	$12,267
Services	2,473	2,807	3,069
Total segment revenues	$15,697	$15,666	$15,337

Segment profit (loss)	$(795)	$(715)	$(791)
Segment profit margin	(5.1)%	(4.6)%	(5.2)%

For the year ended December 31, 2021, segment revenues were flat and segment losses were up $0.1 billion (11%).
RPO as of December 31, 2021 increased $0.7 billion (2%) from December 31, 2020 primarily driven by the Offshore Vineyard Wind (U.S) and Dogger Bank (U.K.) wind farms and from higher Onshore Wind services, partially offset by equipment sales exceeding new orders at Onshore and Grid and the impact from a stronger U.S. dollar. The decrease at Onshore Wind is largely driven by PTC uncertainty delaying investment in North America, while at Grid is primarily due to increased commercial selectivity in certain product lines.
Revenues decreased $0.4 billion (2%) organically*, primarily from lower revenue at Grid due to increased commercial selectivity and fewer wind turbine and repower deliveries at Onshore Wind, partially offset by higher revenue at Offshore Wind’s legacy EDF project.
Segment losses increased 6% organically*, primarily from lower repower volume at Onshore Wind, lower volume at Grid and lower margins on new product introductions at Onshore Wind, partially offset by the favorable impact of cost reduction actions and lower project related charges.

*Non-GAAP Financial Measure
2021 FORM 10-K 14

POWER. Power serves power generation, industrial, government and other customers worldwide with products and services related to energy production. Our products and technologies harness resources such as oil, gas, fossil, diesel and nuclear to produce electric power and include gas and steam turbines, full balance of plant, upgrade and service solutions, as well as data-leveraging software. We have organized the businesses within our Power segment into Gas Power, Steam, Power Conversion and Nuclear and other.

Gas Power – offers a wide spectrum of heavy-duty and aeroderivative gas turbines for utilities, independent power producers and numerous industrial applications, ranging from small, mobile power to utility scale power plants. Gas Power also delivers maintenance and service solutions across total plant assets and over their operational lifecycle.
Steam Power – offers a broad portfolio of technologies and services predominately for nuclear and fossil power plants to help customers deliver reliable power as they transition to a lower carbon future.
Power Conversion, Nuclear and other - applies the science and systems of power conversion to provide motors, generators, automation and control equipment and drives for energy intensive industries such as marine, oil and gas, mining, rail, metals and test systems. Through joint ventures with Hitachi, it also provides nuclear technology solutions for boiling water reactors including reactor design, reactor fuel and support services.

Competition & Regulation. Worldwide competition for power generation products and services is intense. Demand for power generation is global, and as a result, is sensitive to the economic and political environments of each country in which we do business. Our products and services sold to end customers are often subject to many regulatory requirements and performance standards under different federal, state, foreign and energy industry standards. In addition, we are subject to market and other dynamics related to decarbonization, where it will remain important to lower greenhouse gas emissions for decades to come, which will likely depend in part on technologies that are not yet deployed or widely adopted today, but may become more important over time (such as hydrogen-based power generation, carbon capture and sequestration technologies or small modular or other advanced nuclear power).

Significant Trends & Developments. Power continues to streamline its business to better align with market demand and drive its business units with an operational rigor and discipline that is focused on its customers’ lifecycle experience. We remain focused on our underwriting discipline, commercial selectivity and risk management to ensure we are securing deals that meet our financial hurdles and we have a high confidence to deliver for our customers.

During the current period, global gas generation was down low-single-digits due to higher gas prices. However, GE gas turbine utilization continues to be resilient as megawatt hours grew high-single-digits from incremental HA gas turbine units coming online running baseload power. Looking ahead, we anticipate the power market to continue to be impacted by overcapacity in the industry, continued price pressure from competition on servicing the installed base, and the uncertain timing of deal closures due to financing and the complexities of working in emerging markets, as well as the ongoing impacts of COVID-19. Although market factors related to the energy transition such as greater renewable energy penetration and the adoption of climate change-related policies continue to impact long-term demand (and related financing), to differing degrees across markets globally, we expect the gas market to remain stable through the next decade with gas generation continuing to grow low-single-digits. We believe gas will play a critical role in the energy transition and are encouraged by the growth in Gas Power Services.

As separately announced on February 10, 2022, we signed a non-binding memorandum of understanding for GE Steam Power to sell a portion of its business to Électricité de France S.A. (EDF), which will result in a reclassification of that business to held for sale in the first quarter of 2022. A non-cash, pre-tax impairment charge will be taken related to the remaining business intangible and fixed assets of approximately $0.7 to $0.8 billion. The sale transaction is expected to be finalized in the first half of 2023, subject to completion of the parties’ respective information and consultation processes and satisfaction of certain conditions, and closing the transaction is expected to result in a significant gain.

We continue to invest in new product development, such as our HA-Turbines and Nuclear small modular reactors. Our fundamentals remain strong with approximately $68.7 billion in RPO and a gas turbine installed base greater than 7,000 units, including approximately 1,800 units under long-term service agreements.

Sales in units	2021	2020	2019
GE Gas Turbines	62	71	53
Heavy-Duty Gas Turbines(a)	43	51	38
HA-Turbines(b)	13	21	11
Aeroderivatives(a)	19	20	15
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines. (b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.

RPO	December 31, 2021	December 31, 2020	December 31, 2019
Equipment	$12,169	$14,991	$15,225
Services	56,569	58,318	62,815
Total RPO	$68,738	$73,308	$78,040

2021 FORM 10-K 15

SEGMENT REVENUES AND PROFIT	2021	2020	2019
Gas Power	$12,080	$12,655	$13,122
Steam Power	3,241	3,557	4,021
Power Conversion, Nuclear and other	1,582	1,378	1,482
Total segment revenues	$16,903	$17,589	$18,625

Equipment	$5,035	$6,707	$6,247
Services	11,868	10,883	12,378
Total segment revenues	$16,903	$17,589	$18,625

Segment profit (loss)	$726	$274	$291
Segment profit margin	4.3%	1.6%	1.6%

For the year ended December 31, 2021, segment revenues were down $0.7 billion (4%) and segment profit was up $0.5 billion.
RPO as of December 31, 2021 decreased $4.6 billion (6%) from December 31, 2020, primarily driven by the continued wind down of the Steam Power new build coal business, sales outpacing new orders in Gas Power contractual services, and a significant Gas Power equipment order from the prior year that did not repeat.
Revenues decreased $0.7 billion (4%) organically*, primarily due to decreased Gas Power equipment revenues on lower turnkey sales and Steam Power equipment on the exit of new build coal, partially offset by an increase in Gas Power and Steam Power services revenues.
Profit increased $0.5 billion organically* due to increases in Gas Power services revenues and margins, predominately in the long-term services portfolio, and aeroderivative sales and continued efforts to streamline the businesses, partially offset by decreases due to Gas Power and Steam Power equipment revenues and contract and legal charges.

CORPORATE. The Corporate amounts related to revenues and earnings include the results of disposed businesses, certain amounts not included in operating segment results because they are excluded from measurement of their operating performance for internal and external purposes and the elimination of intersegment activities. In addition, the Corporate amounts related to earnings include certain costs of our principal retirement plans, significant, higher-cost restructuring programs and other costs reported in Corporate.

Corporate includes the results of the GE Digital business, our remaining GE Capital businesses including our run-off Insurance business (see Other Items - Insurance for further information), and the Lighting segment through its disposition in the second quarter of 2020.

REVENUES AND OPERATING PROFIT (COST)	2021	2020	2019
Corporate revenues	$945	$1,313	$1,791
Insurance revenues	3,106	2,865	2,802
Eliminations and other	(1,490)	(1,650)	(1,151)
Total Corporate revenues	$2,561	$2,528	$3,442

Gains (losses) on purchases and sales of business interests	$(44)	$12,452	$(135)
Gains (losses) on equity securities	1,921	(1,891)	933
Restructuring and other charges	(380)	(680)	(886)
Steam asset impairments, net of noncontrolling interests of $65 million (Notes 6 & 7)	—	(363)	—
SEC settlement charge	—	(200)	—
Goodwill impairments, net of noncontrolling interests of $149 million in 2020 (Note 7)	—	(728)	(1,486)
Insurance profit (loss) (Note 11)	566	197	(821)
Adjusted total corporate operating costs (Non-GAAP)	(1,170)	(1,602)	(1,628)
Total Corporate operating profit (cost) (GAAP)	$892	$7,184	$(4,023)
Less: gains (losses), impairments, Insurance, and restructuring & other	2,062	8,786	(2,395)
Adjusted total corporate operating costs (Non-GAAP)	$(1,170)	$(1,602)	$(1,628)

Functions & operations	$(848)	$(1,303)	$(1,186)
Environmental, health and safety (EHS) and other items	(302)	(104)	(258)
Eliminations	(20)	(195)	(184)
Adjusted total corporate operating costs (Non-GAAP)	$(1,170)	$(1,602)	$(1,628)

Adjusted total corporate operating costs* excludes gains (losses) on purchases and sales of business interests, significant, higher-cost restructuring programs, gains (losses) on equity securities, goodwill impairments and our run-off Insurance business profit. We believe that adjusting corporate costs to exclude the effects of items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

*Non-GAAP Financial Measure
2021 FORM 10-K 16

For the year ended December 31, 2021, revenues remained relatively flat primarily as the result of $0.3 billion lower revenue due to the sale of our Lighting business in June 2020 offset by $0.2 billion of higher revenue primarily as the result of strong investment results in our run-off Insurance business and $0.2 billion of lower intersegment eliminations. Corporate operating profit decreased by $6.3 billion due to $12.5 billion of lower gains on purchases and sales of business interests primarily due to a $12.4 billion gain from the sale of our BioPharma business in 2020. This decrease was partially offset by a $3.8 billion change in gains (losses) on equity securities primarily related to $2.9 billion and $0.7 billion of mark-to-market activity on our Baker Hughes and AerCap shares respectively. In addition, Corporate operating profit increased due to lower restructuring and other charges primarily at Aviation and Corporate, partially offset by Power, and nonrecurrence of non-cash impairment charges and settlement of the SEC investigation in 2020, and higher income in our run-off Insurance business primarily driven by strong investment results and lower claims.
Adjusted total corporate operating costs* decreased by $0.4 billion primarily as the result of $0.5 billion of cost reductions in our Corporate functions. In addition, corporate cost decreased by $0.2 billion as the result of lower intercompany elimination activity from project financing investments associated with wind energy projects in our Renewable Energy segment, lower intersegment eliminations, partially offset by higher spare engine sales from our Aviation segment to our GECAS business before its combination with AerCap in November 2021. These decreases were partially offset by $0.2 billion of higher costs associated with EHS and other items.

For the year ended December 31, 2020, revenues decreased by $0.9 billion, primarily as a result of a $0.5 billion decrease in revenues due to the sale of our Current and Lighting businesses in April 2019 and June 2020, respectively, $0.5 billion of higher inter-segment eliminations, partially offset by $0.1 billion of higher revenue in our run-off Insurance business. Corporate operating profit increased by $11.2 billion due to $12.6 billion of higher gains on purchases and sales of business interests primarily due to a $12.4 billion gain from the sale of our BioPharma business in 2020, partially offset by a $2.8 billion change in gains (losses) on equity securities primarily related to mark-to-market activity on our Baker Hughes shares. Corporate operating profit also increased due to lower restructuring and other charges, primarily at Corporate and Power, partially offset by higher charges at Aviation, lower non-cash impairment charges, partially offset by $0.2 billion for the settlement of the SEC investigation in 2020. In addition, Corporate profit increased by $1.0 billion due to the nonrecurrence of $1.0 billion pre-tax charge identified through our annual insurance premium deficiency review in our run-off Insurance business in 2019.
Adjusted total corporate operating costs* remained relatively flat in 2020 due to $0.2 billion of lower EHS and other items, $0.3 billion of cost reductions in our Digital business and Corporate functions, offset by $0.4 billion of higher costs in our GE Capital businesses primarily due to lower gains from the sale of equity method investments at EFS, higher marks and volume decline. Overall, eliminations were relatively flat due to higher intercompany elimination activity from project financing investments associated with wind energy projects in our Renewable Energy segment, higher intersegment eliminations, offset by lower spare engine sales from our Aviation segment to our previously owned GECAS business.

OTHER CONSOLIDATED INFORMATION
RESTRUCTURING. This table is inclusive of all restructuring charges in our segments and at Corporate, and the charges are shown below for the business where they originated. Separately, in our reported segment results, significant, higher-cost restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges for Corporate (see the Corporate section).

RESTRUCTURING AND OTHER CHARGES	2021	2020	2019
Workforce reductions	$695	$856	$823
Plant closures & associated costs and other asset write-downs	145	332	349
Acquisition/disposition net charges and other	(21)	66	171
Total restructuring and other charges	$819	$1,254	$1,343

Cost of equipment/services	$394	$570	$386
Selling, general and administrative expenses	499	697	993
Other income	(75)	(13)	(36)
Total restructuring and other charges	$819	$1,254	$1,343

Aviation	$70	$397	$8
Healthcare	155	137	201
Renewable Energy	204	213	176
Power	369	236	402
Corporate	20	270	557
Total restructuring and other charges	$819	$1,254	$1,343
Restructuring and other charges cash expenditures	$781	$1,175	$1,209

Liabilities associated with restructuring activities were approximately $1.0 billion, $1.3 billion, and $1.7 billion including actuarial determined post-employment severance benefits of $0.5 billion, $0.7 billion, and $1.0 billion as of December 31, 2021, 2020, and 2019, respectively.

*Non-GAAP Financial Measure
2021 FORM 10-K 17

INTEREST AND OTHER FINANCIAL CHARGES were $1.9 billion, $2.1 billion and $2.9 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The decreases for the years ended December 31, 2021 and 2020 were primarily due to lower average borrowings balances, partially offset by a lower allocation of interest expense to discontinued operations. Inclusive of interest expense in discontinued operations, total interest and other financial charges were $2.5 billion, $3.0 billion and $4.2 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The decreases for the years ended December 31, 2021 and 2020 were driven primarily by lower average borrowings balances. The primary components of interest and other financial charges are interest on short- and long-term borrowings. See Note 10 for further information about average interest rates on borrowings.

DEBT EXTINGUISHMENT COSTS were $6.5 billion, $0.3 billion and $0.3 billion for the years ended December 31, 2021, 2020 and 2019, respectively. During 2021, we executed debt tenders in the second and fourth quarters and incurred debt extinguishment costs of $1.4 billion in the second quarter and $5.1 billion in the fourth quarter. The majority of these costs relate to the present value of accelerating future interest payments associated with the debt. As a result of these actions, we expect lower interest expense going forward.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 12 for information about our pension and retiree benefit plans.

INCOME TAXES	2021	2020	2019
Effective tax rate (ETR)	7.8%	(8.2)%	(1,022.2)%
Provision (benefit) for income taxes	$(286)	$(487)	$552
Cash income taxes paid(a)	1,330	1,291	2,228
(a) Included taxes paid related to discontinued operations.

For the year ended December 31, 2021, the consolidated income tax rate was 7.8% compared to (8.2)% for the year ended December 31, 2020. The tax rate for 2021 reflects a tax benefit on a pre-tax loss. The negative tax rate for 2020 reflects a tax benefit on pre-tax income.

The consolidated benefit for income taxes was $(0.3) billion and $(0.5) billion for the years ended December 31, 2021 and 2020, respectively. The benefit decreased due to tax associated with the increase in pre-tax income excluding the gain from the sale of our BioPharma business and debt extinguishment costs ($2.0 billion) and from the nonrecurrence of the tax benefit recognized in 2020 for the completion of the Internal Revenue Service (IRS) audit for 2014-2015 ($0.1 billion). The increase in pre-tax income includes realized and unrealized gain on our remaining interest in Baker Hughes in 2021, compared to realized and unrealized loss in 2020. Partially offsetting these items was the nonrecurrence of the tax expense in 2020 associated with the disposition of the BioPharma business ($1.1 billion), the tax benefit on the debt extinguishment costs ($0.4 billion) as well as tax benefits associated with internal restructurings to recognize deductible stock and loan losses ($0.4 billion).

For the year ended December 31, 2020, the consolidated income tax benefit was $0.5 billion. The change in tax from a tax provision of $0.6 billion in 2019 to a tax benefit for 2020 was primarily due to the decrease in pre-tax income excluding the gain from the sale of our BioPharma business and non-deductible goodwill impairment charges ($1.5 billion) and a decrease in valuation allowances on non-U.S. deferred tax assets ($0.2 billion) partially offset by the increase in tax expense associated with the disposition of the BioPharma business in 2020 compared to the amount recognized on preparatory steps for the planned disposition in 2019 ($0.5 billion) and a decrease in benefit from the completion of IRS audits ($0.2 billion).

Absent additional taxes enacted as part of U.S. tax reform and non-U.S. losses without a tax benefit, our consolidated income tax provision is generally reduced because of the benefits of lower-taxed global operations as certain non-U.S. income is subject to local country tax rates that are below the U.S. statutory tax rate.

The rate of tax on our profitable non-U.S. earnings is below the U.S. statutory tax rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GE funds certain non-U.S. operations through foreign companies that are subject to low foreign taxes. Most of these earnings have been reinvested in active non-U.S. business operations and as of December 31, 2021, we have not decided to repatriate these earnings to the U.S. Given U.S. tax reform, substantially all of our net prior unrepatriated earnings were subject to U.S. tax and accordingly we generally expect to have the ability to repatriate available non-U.S. cash without additional U.S. federal tax cost and any foreign withholding taxes on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit. In December 2021, the Company announced plans to form three public companies focused on aviation, healthcare and energy. Planning for and execution of this separation will result in tax including potentially tax on changes in indefinite reinvestment outside the U.S. The impact of a change in reinvestment will be recorded when there is a specific change in ability and intent to reinvest earnings.

A substantial portion of the benefit for lower-taxed non-U.S. earnings related to business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate is derived from our Aviation operations located in Singapore where the earnings are primarily taxed at a rate of 8% and our Power operations located in Switzerland where the earnings are taxed at between 9% and 18.6%.

2021 FORM 10-K 18

The rate of tax on non-U.S. operations is increased, however, because we also incur losses in foreign jurisdictions where it is not likely that the losses can be utilized and no tax benefit is provided for those losses and valuation allowances against loss carryforwards are provided when it is no longer likely that the losses can be utilized. Non-U.S. losses also limit our ability to claim U.S. foreign tax credits on certain operations, further increasing the rate of tax on non-U.S. operations. In addition, as part of U.S. tax reform, the U.S. has enacted a tax on “base eroding” payments from the U.S. We have taken restructuring actions to mitigate the impact from this provision. The U.S. has also enacted a minimum tax on foreign earnings (global intangible low tax income). Because we have tangible assets outside the U.S. and pay significant foreign taxes, we generally do not expect a significant increase in tax liability from this new U.S. minimum tax. Overall, these newly enacted provisions increase the rate of tax on our non-U.S. operations.

(BENEFIT)/EXPENSE FROM GLOBAL OPERATIONS	2021	2020	2019
Foreign tax rate difference on non-U.S. earnings	$137	$(104)	$65
Audit resolutions	(81)	(129)	(86)
Other	99	186	526
Total (benefit)/expense	$155	$(47)	$505

For the year ended December 31, 2021, the change from a benefit from global operations in 2020 to an expense from global operations in 2021 reflects lower benefits associated with legacy financial services operations.

For the year ended December 31, 2020, the change from an expense from global operations in 2019 to a benefit from global operations in 2020 primarily reflects decrease in valuation allowances on non-U.S. deferred tax assets.

A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated effective rate, as well as other information about our income tax provisions, is provided in the Critical Accounting Estimates section and Note 14.

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

	GE funded			Customer and Partner funded(b)			Total R&D
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Aviation	$664	$707	$906	$972	$1,090	$911	$1,637	$1,797	$1,817
Healthcare	816	845	994	32	27	25	847	872	1,019
Renewable Energy	546	466	522	15	19	9	561	485	531
Power	294	317	314	34	13	13	329	330	327
Corporate(a)	177	231	382	134	106	89	311	336	471
Total	$2,497	$2,565	$3,118	$1,187	$1,255	$1,046	$3,685	$3,820	$4,164
(a) Includes Global Research Center and Digital business.
(b) Customer funded is principally U.S. Government funded in our Aviation segment.

DISCONTINUED OPERATIONS primarily comprise our GE Capital Aviation Services (GECAS) business, discontinued in 2021, our mortgage portfolio in Poland, and other trailing assets and liabilities associated with prior dispositions. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis. See Notes 2 and 22 for further information regarding our businesses in discontinued operations.

CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY. We intend to maintain a disciplined financial policy with a sustainable investment-grade long-term credit rating. In the fourth quarter of 2021, the Company announced plans to form three industry-leading, global, investment-grade companies, each of which will determine their own financial policies, including capital allocation, dividend, mergers and acquisitions and buy back decisions.

LIQUIDITY POLICY. We maintain a strong focus on liquidity and define our liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet our business needs and financial obligations under both normal and stressed conditions. We believe that our consolidated liquidity and availability under our revolving credit facilities will be sufficient to meet our liquidity needs.

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flows* from our operating businesses, cash generated from asset sales and dispositions, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, market conditions and our ability to execute dispositions. Total cash, cash equivalents and restricted cash was $15.8 billion at December 31, 2021, of which $6.4 billion was held in the U.S. and $9.4 billion was held outside the U.S.

*Non-GAAP Financial Measure
2021 FORM 10-K 19

Cash held in non-U.S. entities has generally been reinvested in active foreign business operations; however, substantially all of our unrepatriated earnings were subject to U.S. federal tax and, if there is a change in reinvestment, we would expect to be able to repatriate available cash (excluding amounts held in countries with currency controls) without additional federal tax cost. Any foreign withholding tax on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit. With regards to our announcement to form three public companies, we expect that planning for and execution of this separation will impact indefinite reinvestment. The impact of that change will be recorded when there is a specific change in ability and intent to reinvest earnings.

Cash, cash equivalents and restricted cash at December 31, 2021 included $2.0 billion of cash held in countries with currency control restrictions and $0.3 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised funds restricted in connection with certain ongoing litigation matters. Excluded from cash, cash equivalents and restricted cash was $0.4 billion of cash in our run-off Insurance business, which was classified as All other assets in the Statement of Financial Position.

In connection with the program we launched in 2020 to fully monetize our Baker Hughes position over approximately three years, we received total proceeds of $4.1 billion in 2021, including $1.2 billion in the fourth quarter of 2021. In addition, we received $1.3 billion in the first quarter of 2022. In addition, we expect to fully monetize our stake in AerCap over time.

We provided capital contributions to our insurance subsidiaries of $2.0 billion, $2.0 billion, $1.9 billion and $3.5 billion in the first quarters of 2021, 2020, 2019 and 2018, respectively, and expect to provide further capital contributions of approximately $5.5 billion through 2024, including approximately $2.0 billion in the first quarter of 2022, pending completion of our December 31, 2021 statutory reporting process, which includes asset adequacy testing. These contributions are subject to ongoing monitoring by the Kansas Insurance Department (KID), and the total amount to be contributed could increase or decrease, or the timing could be accelerated, based upon the results of reserve adequacy testing or a decision by KID to modify the schedule of contributions set forth in January 2018. We are required to maintain specified capital levels at these insurance subsidiaries under capital maintenance agreements.

BORROWINGS. Consolidated total borrowings were $35.2 billion and $74.9 billion at December 31, 2021 and December 31, 2020, respectively, a decrease of $39.7 billion. The reduction in borrowings was driven by debt repurchases of $32.6 billion, net repayments and maturities of debt of $4.6 billion, $1.7 billion of fair value adjustments for debt in fair value hedge relationships, and $0.8 billion related to changes in foreign exchange rates and other amortization.

We have in place committed revolving credit facilities totaling $14.4 billion at December 31, 2021, comprised of a $10.0 billion unused back-up revolving syndicated credit facility and a total of $4.4 billion of bilateral revolving credit facilities.

Liability Management Actions. During 2021, we completed debt tenders to repurchase a total of $32.6 billion of debt, comprising $7.3 billion in the second quarter of 2021 and $25.3 billion in the fourth quarter of 2021. See Note 10 for further information.

CREDIT RATINGS AND CONDITIONS. We have relied, and may continue to rely, on the short- and long-term debt capital markets to fund, among other things, a significant portion of our operations. The cost and availability of debt financing is influenced by our credit ratings. Moody’s Investors Service (Moody’s), Standard and Poor’s Global Ratings (S&P), and Fitch Ratings (Fitch) currently issue ratings on our short- and long-term debt. As a result of our transition to one-column financial statement reporting in the fourth quarter of 2021, we are now presenting our credit ratings on a consolidated basis for the Company. Our credit ratings as of the date of this filing are set forth in the table below.

	Moody's	S&P	Fitch
Outlook	Negative	CreditWatch Negative	Stable
Short term	P-2	A-2	F3
Long term	Baa1	BBB+	BBB
In the fourth quarter of 2021, upon the completion of the GECAS transaction, Moody’s and Fitch affirmed our credit rating and outlook, and S&P resolved our CreditWatch designation with no change to our rating. Upon our subsequent announcement to form three independent companies, Moody’s and Fitch affirmed their respective credit ratings and outlooks, and S&P placed us on CreditWatch with negative implications.

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

Substantially all of the Company's debt agreements in place at December 31, 2021 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant, which we satisfied at December 31, 2021.

The Company may from time to time enter into agreements that contain minimum ratings requirements. The following table provides a summary of the maximum estimated liquidity impact in the event of further downgrades below each stated ratings level.

2021 FORM 10-K 20

Triggers Below	At December 31, 2021
BBB+/A-2/P-2	$34
BBB/A-3/P-3	176
BBB-	1,015
BB+ and below	469
Our most significant contractual ratings requirements are related to ordinary course commercial activities. The timing within the quarter of the potential liquidity impact of these areas may differ, as can the remedies to resolving any potential breaches of required ratings levels.

FOREIGN EXCHANGE AND INTEREST RATE RISKS. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Chinese renminbi, the Indian rupee and Japanese yen, among others. The effects of foreign currency fluctuations on earnings, excluding the earnings impact of the underlying hedged item, was less than $0.1 billion for the years ended December 31, 2021 , 2020 and 2019. This analysis excludes any offsetting effect from the forecasted future transactions that are economically hedged. See Note 20 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

Exchange rate and interest rate risks are managed with a variety of techniques, including selective use of derivatives. We apply policies to manage each of these risks, including prohibitions on speculative activities. It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. To test the effectiveness of our hedging actions, for interest rate risk we assumed that, on January 1, 2022, interest rates decreased by 100 basis points and the decrease remained in place for the next 12 months and for currency risk of assets and liabilities denominated in other than their functional currencies, we evaluated the effect of a 10% shift in exchange rates against the U.S. dollar (USD). The analyses indicated that our 2021 consolidated net earnings would decline by $0.1 billion for interest rate risk and less than $0.1 billion for foreign exchange risk.

LIBOR REFORM. In connection with the transition away from the use of the London interbank offered rate (LIBOR) as an interest rate benchmark, the ICE Benchmark Administration Limited (IBA) plans to cease the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Company’s most significant exposures to LIBOR relate to preferred stock and certain floating-rate debt securities issued by the Company, which use USD LIBOR. Such preferred stock and floating rate debt are governed by New York law.

On April 6, 2021, New York State legislation addressing the cessation of USD LIBOR was signed into law, which provides a statutory remedy for contracts that include contractual fallback language that requires the selection of a benchmark replacement rate based on USD LIBOR, such as our floating rate debt and preferred stock. On the date USD LIBOR permanently ceases to be published or is announced to no longer be representative, our floating rate debt and preferred stock will be deemed to be replaced by the “recommended benchmark replacement”, which is the Secured Overnight Financing Rate (SOFR) plus a spread adjustment.

Additionally, with respect to our derivatives portfolio, we are managing the transition from LIBOR based on industry-wide LIBOR reform efforts, including the LIBOR protocols issued by the International Swaps and Derivatives Association.

We are in the process of managing the transition, and any financial impact will be accounted for under Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.

STATEMENT OF CASH FLOWS
CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from equipment or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities, and post retirement plans. GE measures itself on a free cash flows* basis. This metric includes CFOA plus investments in property, plant and equipment and additions to internal-use software; this metric excludes any cash received from dispositions of property, plant and equipment. We believe that investors may also find it useful to compare free cash flows* performance without the effects of cash flows for taxes related to business sales, contributions to the GE Pension Plan, discontinued factoring programs, operating activities related to our run-off Insurance business and eliminations related to our receivables factoring and supply chain finance programs. We believe this measure will better allow management and investors to evaluate the capacity of our operations to generate free cash flows.

The CFOA impact from factoring programs discontinued in 2021 of $(5,108) million represents the cash that our industrial businesses would have otherwise collected in the nine months ended December 31, 2021 had customer receivables not been previously sold to WCS or third parties in those discontinued programs. The CFOA impact associated with this activity in factoring programs that have now been discontinued was $(5,847) million and $(3,361) million in the year ended December 31, 2021 and 2020, respectively, an increase of $(2,487) million. The CFOA impact for the three months ended December 31, 2020 was $(1,377) million. The CFOA impact from receivables factoring and supply chain finance eliminations represents activity related to those internal programs previously facilitated for our industrial segments by our Working Capital Solutions business. We completed the exit from all internal factoring and supply chain finance programs in 2021 and therefore expect no future elimination activity related to these programs.

*Non-GAAP Financial Measure
2021 FORM 10-K 21

CFOA (GAAP) AND FREE CASH FLOWS (FCF) BY SEGMENT (NON-GAAP)
For the year ended December 31, 2021	Aviation	Healthcare	Renewable Energy	Power	Corporate	Total
CFOA (GAAP)	$2,815	$1,471	$(1,576)	$24	$(1,846)	$888
Less: Insurance CFOA	—	—	—	—	86	86
CFOA excl. Insurance (Non-GAAP)	$2,815	$1,471	$(1,576)	$24	$(1,933)	$802
Add: gross additions to property, plant and equipment	(445)	(242)	(349)	(189)	(25)	(1,250)
Add: gross additions to internal-use software	(61)	(6)	(9)	(23)	(13)	(111)
Less: CFOA impact from factoring programs discontinued in 2021	(2,006)	(1,481)	(539)	(1,117)	35	(5,108)
Less: CFOA impact from receivables factoring and supply chain finance eliminations	—	—	—	—	2,666	2,666
Less: taxes related to business sales	—	—	—	—	(6)	(6)
Free cash flows (Non-GAAP)	$4,315	$2,705	$(1,395)	$929	$(4,665)	$1,889

For the year ended December 31, 2020
CFOA (GAAP)	$763	$3,143	$(328)	$285	$(2,838)	$1,025
Less: Insurance CFOA	—	—	—	—	(80)	(80)
CFOA excl. Insurance (Non-GAAP)	$763	$3,143	$(328)	$285	$(2,757)	$1,105
Add: gross additions to property, plant and equipment	(737)	(256)	(302)	(245)	(40)	(1,579)
Add: gross additions to internal-use software	(61)	(24)	(11)	(25)	(30)	(151)
Less: GE Pension Plan funding	—	—	—	—	(2,500)	(2,500)
Less: CFOA impact from receivables factoring and supply chain finance eliminations	—	—	—	—	1,419	1,419
Less: taxes related to business sales	—	—	—	—	(178)	(178)
Free cash flows (Non-GAAP)	$(34)	$2,863	$(641)	$15	$(1,569)	$635

For the year ended December 31, 2019
CFOA (GAAP)	$5,552	$3,024	$(512)	$(1,200)	$1,974	$8,838
Less: Insurance CFOA	—	—	—	—	394	394
CFOA excl. Insurance (Non-GAAP)	$5,552	$3,024	$(512)	$(1,200)	$1,580	$8,444
Add: gross additions to property, plant and equipment	(1,031)	(395)	(455)	(277)	(58)	(2,216)
Add: gross additions to internal-use software	(107)	(79)	(14)	(46)	(37)	(282)
Less: CFOA impact from receivables factoring and supply chain finance eliminations	—	—	—	—	3,999	3,999
Less: taxes related to business sales	—	—	—	—	(198)	(198)
Free cash flows (Non-GAAP)	$4,415	$2,550	$(980)	$(1,523)	$(2,315)	$2,145

Cash from operating activities was $0.9 billion in 2021, a decrease of $0.1 billion compared with 2020, primarily due to: an increase in financial services-related cash collateral paid net of settlements on derivative contracts of $3.0 billion, which is a standard market practice to minimize derivative counterparty exposures; an increase in cash used for working capital of $1.5 billion; a decrease in employee benefit liabilities (a component of All other operating activities) of $0.3 billion; partially offset by lower GE Pension Plan contributions (which are excluded from free cash flows*) of $2.5 billion; and an increase in net income (after adjusting for the gain on the sale of BioPharma, non-cash losses related to our interest in Baker Hughes, goodwill impairments, provision for income taxes, non-operating benefit costs and non-operating debt extinguishment costs) primarily due to COVID-19 pandemic impacts in our Aviation segment in 2020. There was a $0.5 billion and $0.6 billion increase in Aviation-related customer allowance accruals in 2021 and 2020, respectively.

We utilized the provision of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) which allows employers to defer the payment of Social Security taxes and, as a result, we deferred $0.3 billion as of December 31, 2020. In accordance with the underlying terms, the company paid 50% of this balance during the fourth quarter of 2021. The remaining 50% is expected to be paid in 2022.

*Non-GAAP Financial Measure
2021 FORM 10-K 22

Changes in working capital compared to prior year were as follows: current receivables of $1.1 billion, driven by a lower decrease in sales of receivables to third parties of $0.9 billion; inventories, including deferred inventory, of $(1.8) billion, driven by higher material purchases and lower liquidations; current contract assets of $(0.6) billion, driven by lower net unfavorable changes in estimated profitability at Aviation partially offset by the timing of revenue recognition relative to billings and collections on our long-term equipment contracts; accounts payable and equipment project accruals of $0.6 billion, driven by lower disbursements related to purchases of materials in prior periods; progress collections and current deferred income of $(0.8) billion, driven by higher net liquidations. Progress collections and current deferred income included lower early payments received at our Aviation Military equipment business of $0.3 billion from a foreign government in 2021 compared to $0.7 billion from the U.S. Department of Defense in 2020.

Cash from investing activities was $23.7 billion in 2021, an increase of $4.4 billion compared with 2020, primarily due to: an increase in proceeds of $3.7 billion from the sales of our retained ownership interest in Baker Hughes; an increase in proceeds of $1.8 billion from business dispositions ($22.4 billion from the combination of our GECAS business with AerCap in 2021, compared with $20.5 billion from the sale of our BioPharma business in 2020); partially offset by the acquisition of BK Medical by our Healthcare business of $1.5 billion. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flows*, was $1.4 billion in 2021, down $0.4 billion compared with 2020. Cash received related to net settlements between our continuing operations and businesses in discontinued operations (primarily GECAS) was $1.6 billion and $1.7 billion in 2021 and 2020, respectively, and is a component of All other investing activities.

Cash used for financing activities was $45.3 billion in 2021, an increase of $25.5 billion compared with 2020, primarily due to: higher payments for debt extinguishments of $22.7 billion; higher other net debt maturities of $5.3 billion; lower cash settlements of $0.7 billion on derivatives hedging foreign currency debt partially offset by nonrecurrence of repayments of commercial paper of $3.0 billion in 2020. We paid cash to repurchase long term debt of $39.2 billion and $16.5 billion, including debt extinguishment costs of $7.2 billion and $0.3 billion, excluding a non-cash debt basis adjustment of $0.6 billion and an insignificant amount in 2021 and 2020, respectively.

Cash from operating activities was $1.0 billion in 2020, a decrease of $7.8 billion compared with 2019, primarily due to: a general decrease in net income (after adjusting for the gain on the sale of BioPharma, non-cash losses related to our interest in Baker Hughes, goodwill impairments, provision for income taxes, non-operating benefit costs, non-operating debt extinguishment costs and a non-cash charge related to our premium deficiency testing in 2019, which is a component of All other operating activities), primarily due to COVID-19 impacts in our Aviation segment; GE Pension Plan contributions (which are excluded from free cash flows*) of $2.5 billion; partially offset by increase in financial services-related cash collateral received net of settlements on derivative contracts of $0.6 billion; and a decrease in cash paid for income taxes of $0.5 billion. Increases in Aviation-related customer allowance accruals (which is a component of All other operating activities) of $0.6 billion were $0.2 billion higher compared with 2019.

We utilized the provision of the CARES Act which allows employers to defer the payment of Social Security taxes and, as a result, we deferred $0.3 billion as of December 31, 2020.

Changes in working capital compared to prior year were as follows: current receivables of $1.5 billion, driven by lower volume, partially offset by a higher decrease in sales of receivables to third parties of $2.6 billion; inventories, including deferred inventory, of $2.7 billion, primarily driven by lower material purchases, partially offset by lower liquidations; current contract assets of $0.7 billion, primarily due to a net unfavorable change in estimated profitability of $1.2 billion at Aviation; accounts payable and equipment project accruals of $(3.3) billion, driven by lower volume in 2020 and higher disbursements related to purchases of materials in prior periods; progress collections and current deferred income of $(1.7) billion, driven by higher net liquidations. Progress collections and current deferred income included early payments received at our Aviation Military equipment business of $0.7 billion in 2020 as part of the U.S. Department of Defense's efforts to support vendors in its supply chain during the COVID-19 pandemic.

Cash from investing activities was $19.3 billion in 2020, an increase of $7.1 billion compared with 2019, primarily due to: net proceeds from the sale of our BioPharma business in 2020 of $20.5 billion; partially offset by the nonrecurrence of proceeds from the spin-off of our Transportation business of $6.2 billion (including the sale of our retained ownership interests in Wabtec); lower proceeds from sales of our stake in Baker Hughes of $2.6 billion (including the sale of a portion of our retained ownership interests in 2020); higher net purchases of equity investments of $1.5 billion and lower cash received related to net settlements between our continuing operations and businesses in discontinued operations of $1.5 billion (both components of All other investing activities); and lower other business dispositions of $1.1 billion. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flows*, was $1.7 billion in 2020, down $0.8 billion compared with 2019.

Cash used for financing activities was $19.8 billion in 2020, an increase of $4.1 billion compared with 2019, primarily due to: higher payments for debt extinguishments of $11.4 billion; a reduction in commercial paper of $3.0 billion; partially offset by an increase in other net debt issuances of $9.4 billion and lower cash settlements of $1.1 billion on derivatives hedging foreign currency debt. We paid cash to repurchase long term debt of $16.5 billion and $5.1 billion, including cash paid for debt extinguishment costs of $0.3 billion and $0.3 billion in 2020 and 2019, respectively.

CASH FLOWS FROM DISCONTINUED OPERATIONS. Cash from operating activities in 2021 related primarily to cash generated from earnings (loss) from discontinued operations in our GECAS business. Cash used for investing activities decreased in 2021 compared with 2020, primarily due to an increase in net purchases of plant, property and equipment partially offset by an increase in net collections of financing receivables.

*Non-GAAP Financial Measure
2021 FORM 10-K 23

Cash from operating activities in 2020 related primarily to cash generated from earnings (loss) from discontinued operations in our GECAS business. Cash used for investing activities decreased in 2020 compared with 2019 due to the deconsolidation of Baker Hughes cash as a result of the reduction in our ownership interest in the segment in the third quarter of 2019 partially offset by lower business dispositions.

SUPPLY CHAIN FINANCE PROGRAMS. We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE receivables to third parties at the sole discretion of both the suppliers and the third parties. At December 31, 2021 and December 31, 2020, included in accounts payable was $3.4 billion and $2.9 billion, respectively, of supplier invoices that are subject to the third-party programs. Total supplier invoices paid through these third-party programs were $6.9 billion and $4.9 billion for the years ended December 31, 2021 and 2020, respectively.

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

On December 31, 2021, our net long-term service agreements balance of $0.6 billion represents approximately 0.3% of our total estimated life of contract billings of $187.4 billion. Our contracts (on average) are approximately 19.0% complete based on costs incurred to date and our estimate of future costs. Revisions to our estimates of future billings or costs that increase or decrease total estimated contract profitability by one percentage point would increase or decrease the long-term service agreements balance by $0.4 billion. Billings collected on these contracts were $10.0 billion and $9.6 billion during the years ended December 31, 2021 and 2020, respectively. See Notes 1 and 8 for further information.

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
2021 FORM 10-K 24

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

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our annual reporting unit valuations ranged from 11.5% to 20.5%.

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

We review identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss has occurred requires the use of our internal forecast to estimate future cash flows and the useful life over which these cash flows will occur. To determine fair value, we use our internal cash flow estimates discounted at an appropriate discount rate. See Notes 1 and 7 for further information.

INSURANCE AND INVESTMENT CONTRACTS. Refer to the Other Items - Insurance section for further discussion of the accounting estimates and assumptions in our insurance reserves and their sensitivity to change. See Notes 1 and 11 for further information.

PENSION ASSUMPTIONS. Refer to Note 12 for our accounting estimates and assumptions related to our postretirement benefit plans.

INCOME TAXES. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate can depend on the extent earnings are indefinitely reinvested outside the U.S. Historically U.S. taxes were due upon repatriation of foreign earnings. Due to the enactment of U.S. tax reform, repatriations of available cash from foreign earnings are expected to be free of U.S. federal income tax but may incur withholding or state taxes. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. Most of these earnings have been reinvested in active non-U.S. business operations. At December 31, 2021, we have not changed our indefinite reinvestment decision as a result of tax reform but we reassess this on an ongoing basis. In December 2021, the Company announced plans to form three public companies focused on aviation, healthcare and energy. Planning for and execution of this separation will result in tax including potentially tax on changes in indefinite reinvestment outside the U.S. The impact of a change in reinvestment will be recorded when there is a specific change in ability and intent to reinvest earnings.

We evaluate the recoverability of deferred income tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies, which heavily rely on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $1.5 billion and $2.1 billion at December 31, 2021 and 2020, respectively. Of this, $0.1 billion and $0.3 billion at December 31, 2021 and 2020, respectively, were associated with losses reported in discontinued operations, primarily related to our legacy financial services businesses. See Other Consolidated Information – Income Taxes section and Notes 1 and 14 for further information.

LOSS CONTINGENCIES. Loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to, environmental obligations, litigation, regulatory investigations and proceedings, product quality and losses resulting from other events and developments. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and negotiations with or decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. See Note 22 for further information.
2021 FORM 10-K 25

OTHER ITEMS
INSURANCE. The run-off insurance operations of North American Life and Health (NALH) primarily include Employers Reassurance Corporation (ERAC) and Union Fidelity Life Insurance Company (UFLIC). ERAC primarily assumes long-term care insurance and life insurance from numerous cedents under various types of reinsurance treaties and stopped accepting new policies after 2008. UFLIC primarily assumes long-term care insurance, structured settlement annuities with and without life contingencies and variable annuities from Genworth Financial Inc.(Genworth) and has been closed to new business since 2004. The vast majority of NALH’s reinsurance exposures are long-duration arrangements that still involve substantial levels of premium collections and benefit payments even though ERAC and UFLIC have not entered into new reinsurance treaties in more than a decade. These long-duration arrangements involve a number of direct writers and contain a range of risk transfer provisions and other contractual elements. In many instances, these arrangements do not transfer to us 100 percent of the risk embodied in the encompassed underlying policies issued by the direct writers. Furthermore, we cede insurance risk to third-party reinsurers for a portion of our insurance contracts, primarily on long-term care insurance policies.

Our run-off insurance liabilities and annuity benefits primarily comprise a liability for future policy benefits for those insurance contract claims not yet incurred and claim reserves for claims that have been incurred or are estimated to have been incurred but not yet reported. The insurance liabilities and annuity benefits amounted to $37.2 billion and $42.2 billion and primarily relate to individual long- term care insurance reserves of $21.7 billion and $21.3 billion and structured settlement annuities and life insurance reserves of $10.3 billion and $10.7 billion, at December 31, 2021 and 2020, respectively. The decrease in insurance liabilities and annuity benefits of $5.0 billion from December 31, 2020 to December 31, 2021 is primarily due to an adjustment of $4.8 billion resulting from the higher margin from the 2021 premium deficiency test and the decline in unrealized gains on investment securities that would result in a premium deficiency should those gains be realized.

In addition to NALH, Electric Insurance Company (EIC) is a property and casualty insurance company primarily providing insurance to GE and its employees with net claim reserves of $0.2 billion and $0.3 billion at December 31, 2021 and 2020, respectively.

We regularly monitor emerging experience in our run-off insurance operations and industry developments to identify trends that may help us refine our reserve assumptions. We believe recent elevated mortality across our portfolio and lower long-term care insurance claims are short term in nature and attributable to COVID-19. However, the effects of COVID-19, including the continued emergence of variants and success of vaccinations, remain uncertain and may result in variability in levels of future mortality and long-term care insurance claims activity, including changes in policyholder behavior (e.g., policyholder willingness to enter long-term care facilities or seek care at home), among others. These monitoring activities also allow us to evaluate opportunities to reduce our insurance risk profile and improve the results of our run-off insurance operations. Such opportunities may include the pursuit of future premium rate increases and benefit reductions on long-term care insurance contracts in accordance with our reinsurance contracts with our ceding companies; recapture and reinsurance transactions to reduce risk where economically justified; investment strategies to improve asset and liability matching and enhance investment portfolio yields; and managing our expense levels.

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

The ERAC long-term care insurance portfolio comprises more than two-thirds of our total long-term care insurance reserves and is assumed from approximately 30 ceding companies through various types of reinsurance and retrocession contracts having complex terms and conditions. Compared to the overall long-term care insurance block, it has a lower average attained age and more policies (and covered lives, as over one-third of the policies are joint life policies) with lifetime benefit periods and/or with inflation protection options which may result in a higher potential for future claims.

The UFLIC long-term care insurance block comprises the remainder of our total long-term care insurance reserves and is more mature with policies that are more uniform, as it is assumed from a single ceding company, Genworth, and has fewer policies with lifetime benefit periods, no joint life policies and slightly more policies with inflation protection options.

Presented in the table below are GAAP and statutory reserve balances and key attributes of our long-term care insurance portfolio.

2021 FORM 10-K 26

December 31, 2021	ERAC	UFLIC	Total
Gross GAAP future policy benefit reserves and claim reserves	$16,274	$5,370	$21,644
Gross statutory future policy benefit reserves and claim reserves(a)	24,407	6,625	31,032
Number of policies in force	183,300	57,300	240,600
Number of covered lives in force	244,300	57,300	301,600
Average policyholder attained age	77	83	78
Gross GAAP future policy benefit reserve per policy (in actual dollars)	$75,100	$58,100	$71,100
Gross GAAP future policy benefit reserve per covered life (in actual dollars)	56,400	58,100	56,700
Gross statutory future policy benefit reserve per policy (in actual dollars)(a)	118,800	79,100	109,300
Gross statutory future policy benefit reserve per covered life (in actual dollars)(a)	89,100	79,100	87,200
Percentage of policies with:
Lifetime benefit period	70%	33%	61%
Inflation protection option	81%	91%	83%
Joint lives	33%	—%	25%
Percentage of policies that are premium paying	72%	78%	74%
Policies on claim	10,800	8,400	19,200
(a)    Statutory balances reflect recognition of the estimated remaining statutory increase in reserves of approximately $3.6 billion through 2023 under the permitted accounting practice discussed further below and in Note 11.

Structured settlement annuities and life insurance contracts. We reinsure approximately 27,400 structured settlement annuities with an average attained age of 54. These structured settlement annuities were primarily underwritten on impaired lives (i.e., shorter-than- average life expectancies) at origination and have projected payments extending decades into the future. Our primary risks associated with these contracts include mortality (i.e., life expectancy or longevity), mortality improvement (i.e., assumed rate that mortality is expected to reduce over time), which may extend the duration of payments on life contingent contracts beyond our estimates, and reinvestment risk (i.e., a low interest rate environment may reduce our ability to achieve our targeted investment margins). Unlike long- term care insurance, structured settlement annuities offer no ability to require additional premiums or reduce benefits.

Our life reinsurance business typically covers the mortality risk associated with various types of life insurance policies that we reinsure from approximately 150 ceding company relationships where we pay a benefit based on the death of a covered life. As of December 31, 2021, across our U.S. and Canadian life insurance blocks, we reinsure approximately $70 billion of net amount at risk (i.e., difference between the death benefit and any accrued cash value) from approximately 1.7 million policies with an average attained age of 60. In 2021, our incurred claims were approximately $0.6 billion with an average individual claim of approximately $50,000. The covered products primarily include permanent life insurance and 20 and 30-year level term insurance. We anticipate a significant portion of the 20-year level term policies, which represent approximately 25% of the net amount of risk, to lapse through 2024 as the policies reach the end of their 20-year level premium period.

Investment portfolio and other adjustments. Our insurance liabilities and annuity benefits are primarily supported by investment securities of $41.6 billion and $42.0 billion and commercial mortgage loans of $1.8 billion and $1.8 billion at December 31, 2021 and 2020, respectively. Additionally, we expect to purchase approximately $5.5 billion of new assets through 2024 in conjunction with expected capital contributions to our insurance subsidiaries, of which approximately $2.0 billion is expected to be contributed in the first quarter of 2022, pending completion of our December 31, 2021 statutory reporting process, which includes asset adequacy testing. Our investment securities are classified as available-for-sale and comprise mainly investment-grade debt securities. The portfolio includes $6.7 billion of net unrealized gains that are recorded within Accumulated other comprehensive income (AOCI), net of applicable taxes and other adjustments as of December 31, 2021.

In calculating our future policy benefit reserves, we are required to consider the impact of net unrealized gains and losses on our available-for-sale investment securities supporting our insurance contracts as if those unrealized amounts were realized. To the extent that the realization of gains would result in a premium deficiency, an adjustment is recorded to increase future policy benefit reserves with an after-tax offset to Accumulated other comprehensive income. At December 31, 2021, $3.4 billion of net unrealized gains on our investment securities required a related increase to future policy benefit reserves. This adjustment decreased from $8.2 billion in 2020 to $3.4 billion in 2021 primarily from the higher margin resulting from the 2021 premium deficiency test and the decline in unrealized gains on investment securities. See Note 3 for further information about our investment securities.

We manage the investments in our run-off insurance operations under strict investment guidelines, including limitations on asset class concentration, single issuer exposures, asset-liability duration variances, and other factors to meet credit quality, yield, liquidity and diversification requirements associated with servicing our insurance liabilities under reasonable circumstances. This process includes consideration of various asset allocation strategies and incorporates information from several external investment advisors to improve our investment yield subject to maintaining our ability to satisfy insurance liabilities when due, as well as considering our risk-based capital requirements, regulatory constraints, and tolerance for surplus volatility. With the expected capital contributions through 2024, we intend to further diversify our portfolio, including with non-traditional asset classes such as private equity, senior secured loans and infrastructure debt, among others. Asset allocation planning is a dynamic process that considers changes in market conditions, risk appetite, liquidity needs and other factors which are reviewed on a periodic basis by our investment team. Investing in these assets exposes us to both credit risk (i.e., debtor’s ability to make timely payments of principal and interest), interest rate risk (i.e., market price, cash flow variability, and reinvestment risk due to changes in market interest rates) and equity risk (i.e., the risk arising from changes in the prices of equity instruments). We regularly review investment securities for impairment using both quantitative and qualitative criteria.
2021 FORM 10-K 27

Our run-off insurance operations have approximately $0.8 billion of assets held by states or other regulatory bodies in statutorily required deposit accounts, and approximately $31.0 billion of assets held in trust accounts associated with reinsurance contracts and reinsurance security trust agreements in place between either ERAC or UFLIC as the reinsuring entity and a number of ceding insurers. Assets in these trusts are held by an independent trustee for the benefit of the ceding insurer, and are subject to various investment guidelines as set forth in the respective reinsurance contracts and trust agreements. Some of these trust agreements may allow a ceding company to withdraw trust assets from the trust and hold these assets on its balance sheet, in an account under its control for the benefit of ERAC or UFLIC which might allow the ceding company to exercise investment control over such assets.

Critical Accounting Estimates. Our insurance reserves include the following key accounting estimates and assumptions described below.

Future policy benefit reserves. Future policy benefit reserves represent the present value of future policy benefits less the present value of future gross premiums based on actuarial assumptions including, but not limited to, morbidity (i.e., frequency and severity of claim, including claim termination rates and benefit utilization rates); morbidity improvement (i.e., assumed rate of improvement in morbidity in the future); mortality (i.e., life expectancy or longevity); mortality improvement (i.e., assumed rate that mortality is expected to reduce over time); policyholder persistency or lapses (i.e., the length of time a policy will remain in force); anticipated premium increases or benefit reductions associated with future in-force rate actions, including actions that are: (a) approved and not yet implemented, (b) filed but not yet approved, and (c) estimated on future filings through 2030, on long-term care insurance policies; and interest rates. Assumptions are locked-in throughout the remaining life of a contract unless a premium deficiency develops.

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

Reinsurance recoverables. We cede insurance risk to third-party reinsurers for a portion of our insurance contracts, primarily on long-term care insurance policies, and record receivables for estimated recoveries as we are not relieved from our primary obligation to policyholders or cedents. These receivables are estimated in a manner consistent with the future policy benefit reserves and claim reserves. Reserves ceded to reinsurers, net of allowance, were $2.7 billion and $2.6 billion at December 31, 2021 and 2020, respectively, and are included in the caption All other assets in our Statement of Financial Position.

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

2021 FORM 10-K 28

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

2021 FORM 10-K 29

The significant increase in the premium deficiency testing margin resulting from our 2021 premium deficiency testing was largely attributable to an increase in the overall discount rate to a weighted average rate of 6.15% compared to 5.70% in 2020 ($2.2 billion). This increase in the discount rate from 2020 reflects further progress of our previously communicated investment portfolio realignment strategy, that includes increased amounts allocated to growth assets, consisting of private equity, equity-like securities and select high yield credit strategies, from our previous target of approximately 8% up to approximately 15%. These amounts are expected to be funded over the next 5 to 7 years from the remaining projected capital contribution of approximately $5.5 billion through 2024 and regular portfolio cash flows while maintaining an overall A-rated fixed income portfolio. The 2021 discount rate assumptions also reflect a lower expected reinvestment rate on fixed-income investments versus that applied in 2020, due to lower prevailing benchmark interest rates in the U.S, grading to a lower expected long-term average investment yield over a shorter period and slightly lower actual yields on our fixed-income investment security portfolio. As a result of this increased allocation to higher-yielding assets, our run-off insurance operations may experience future earnings volatility due to investments carried at fair value with changes in fair values reported in earnings and changes in the allowance for credit losses, and temporary elevated amounts of unfunded investment commitments.

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

GAAP Reserve Sensitivities. The results of our premium deficiency testing are sensitive to the assumptions described above. Considering the results of the 2021 premium deficiency test which resulted in a margin, any future net adverse changes in our assumptions may reduce the margin or result in a premium deficiency requiring an increase to future policy benefit reserves. For example, hypothetical adverse changes in key assumptions related to our future policy benefits reserves, holding all other assumptions constant, would have the following estimated increase to the projected present value of future cash flows as presented in the table below. Any future net favorable changes to these assumptions could result in a lower projected present value of future cash flows and additional margin in our premium deficiency test and higher income over the remaining duration of the portfolio, including higher investment income. The assumptions within our future policy benefit reserves are subject to significant uncertainties, including those inherent in the complex nature of our reinsurance treaties. Many of our assumptions are interdependent and require evaluation individually and in the aggregate across all insurance products. Small changes in the amounts used in the sensitivities, the use of different factors or effect from converting to modeling future cash flow projections for our long-term insurance exposures to a "first principles" model based on more granular assumptions of expected future claim experience could result in materially different outcomes from those reflected below.
2021 FORM 10-K 30

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

Statutory Considerations. Our run-off insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices. Statutory accounting practices, not GAAP, determine the minimum required statutory capital levels of our insurance legal entities. We annually perform statutory asset adequacy testing and expect our December 31, 2021 testing process to be completed in the first quarter of 2022, the results of which may affect the amount or timing of capital contributions from GE to the insurance legal entities.

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

The adverse impact on our statutory AAR arising from our revised assumptions in 2017, including the collectability of reinsurance recoverables, is expected to require approximately $14.5 billion of additional capital to our run-off insurance subsidiaries in 2018-2024. For statutory accounting purposes, KID approved our request for a permitted accounting practice to recognize the 2017 AAR increase over a seven-year period. Capital of $2.0 billion, $2.0 billion, $1.9 billion and $3.5 billion were contributed to our run-off insurance subsidiaries in the first quarter of 2021, 2020, 2019 and 2018, respectively. We expect to provide further capital contributions of approximately $5.5 billion through 2024 (of which approximately $2.0 billion is expected to be contributed in the first quarter of 2022, pending completion of our December 31, 2021 statutory reporting process, which includes asset adequacy testing), subject to ongoing monitoring by KID. GE is a party to capital maintenance agreements with ERAC and UFLIC under which GE is required to maintain their minimum statutory capital levels at 300% of their year-end Authorized Control Level risk-based capital requirements as defined from time to time by the NAIC.

2021 FORM 10-K 31

If our future policy benefit reserves established under GAAP are realized over the estimated remaining life of our run-off insurance obligations, we would expect the $14.5 billion of capital contributed to the run-off insurance operations over the 2018 to 2024 period to be considered statutory capital surplus at the end of the estimated remaining life with no additional charge to GAAP earnings. However, should the more conservative statutory assumptions be realized, we would be required to record the difference between GAAP assumptions and statutory assumptions as a charge to GAAP earnings in the future periods. See Other Items - New Accounting Standards and Notes 1 and 11 for further information.

NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board issued new guidance on accounting for long-duration insurance contracts that is effective for our interim and annual periods beginning January 1, 2023, with an election to adopt early, and restatement of prior periods presented. We intend to adopt the new guidance effective January 1, 2023 (with transition adjustments as of January 1, 2021), using the modified retrospective transition method where permitted. We are evaluating the effect of the new guidance on our consolidated financial statements and anticipate that its adoption will significantly change the accounting for measurements of our long-duration insurance liabilities. The new guidance requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions need to be revised with any required changes recorded in earnings. Under the current accounting guidance, the discount rate is based on expected investment yields, while under the new guidance the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of the liability and is required to be updated in each reporting period with changes recorded in other comprehensive income. We expect that the single-A rate under the new guidance at the transition date will be lower than our current discount rate. In measuring the insurance liabilities under the new guidance, contracts shall not be grouped together from different issue years. These changes will result in the elimination of premium deficiency testing and shadow adjustments. While we continue to evaluate the effect of the new guidance on our ongoing financial reporting, we anticipate that its adoption will materially affect our financial statements and require changes to certain of our processes, systems, and controls. As the new guidance is only applicable to the measurements of our long-duration insurance liabilities under GAAP, it will not affect the accounting for our insurance reserves or the levels of capital and surplus under statutory accounting practices.

NON-GAAP FINANCIAL MEASURES. We believe that presenting non-GAAP financial measures provides management and investors useful measures to evaluate performance and trends of the total company and its businesses. This includes adjustments in recent periods to GAAP financial measures to increase period-to-period comparability following actions to strengthen our overall financial position and how we manage our business. In addition, management recognizes that certain non-GAAP terms may be interpreted differently by other companies under different circumstances. In various sections of this report we have made reference to the following non-GAAP financial measures in describing our (1) revenues, specifically organic revenues by segment; organic revenues, and equipment and services organic revenues (2) profit, specifically organic profit and profit margin by segment; Adjusted profit and profit margin (excluding certain items); Adjusted organic profit and profit margin; Adjusted earnings (loss); and Adjusted earnings (loss) per share (EPS). The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
	2021	2020	V%	2021	2020	V%	2021	2020	V pts
Aviation (GAAP)	$21,310	$22,042	(3)%	$2,882	$1,229	F	13.5%	5.6%	7.9pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	48		—	(48)
Less: foreign currency effect	21	—		(18)	—
Aviation organic (Non-GAAP)	$21,289	$21,994	(3)%	$2,900	$1,277	F	13.6%	5.8%	7.8pts

Healthcare (GAAP)	$17,725	$18,009	(2)%	$2,966	$3,060	(3)%	16.7%	17.0%	(0.3)pts
Less: acquisitions	19	(96)		(29)	(43)
Less: business dispositions	—	911		—	373
Less: foreign currency effect	308	—		114	—
Healthcare organic (Non-GAAP)	$17,398	$17,194	1%	$2,881	$2,729	6%	16.6%	15.9%	0.7pts

Renewable Energy (GAAP)	$15,697	$15,666	—%	$(795)	$(715)	(11)%	(5.1)%	(4.6)%	(0.5)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	33		—	(4)
Less: foreign currency effect	414	—		(39)	—
Renewable Energy organic (Non-GAAP)	$15,283	$15,633	(2)%	$(756)	$(711)	(6)%	(4.9)%	(4.5)%	(0.4)pts

Power (GAAP)	$16,903	$17,589	(4)%	$726	$274	F	4.3%	1.6%	2.7pts
Less: acquisitions	—	—		—	—
Less: business dispositions	26	220		(2)	7
Less: foreign currency effect	203	—		(59)	—
Power organic (Non-GAAP)	$16,674	$17,370	(4)%	$788	$267	F	4.7%	1.5%	3.2pts

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.
2021 FORM 10-K 32

ORGANIC REVENUES (NON-GAAP)	2021	2020	V%	2020	2019	V%
Total revenues (GAAP)	$74,196	$75,833	(2)%	$75,833	$90,221	(16)%
Less: Insurance revenues	3,106	2,865		2,865	2,802
Adjusted revenues (Non-GAAP)	$71,090	$72,969	(3)%	$72,969	$87,419	(17)%
Less: acquisitions	19	(67)		138	37
Less: business dispositions(a)	(33)	1,447		58	3,631
Less: foreign currency effect(b)	979	—		(282)	—
Organic revenues (Non-GAAP)	$70,125	$71,589	(2)%	$73,055	$83,751	(13)%

(a) Dispositions impact in 2020 primarily related to our BioPharma business, with revenues of $830 million. Dispositions impact in 2019 primarily related to our BioPharma business, with revenues of $2,524 million.

(b) Foreign currency impact in 2021 was primarily driven by U.S. Dollar appreciation against the euro, Chinese renminbi, and British pound. Foreign currency impact in 2020 was primarily driven by U.S. Dollar appreciation against the Brazilian real, euro, and Indian rupee.

EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	2021	2020	V%	2020	2019	V%
Total equipment revenues (GAAP)	$34,200	$37,584	(9)%	$37,584	$42,811	(12)%
Less: acquisitions	—	—		13	14
Less: business dispositions	(32)	1,037		19	3,193
Less: foreign currency effect	664	—		(179)	—
Equipment organic revenues (Non-GAAP)	$33,567	$36,547	(8)%	$37,730	$39,604	(5)%

Total services revenues (GAAP)	$36,890	$35,385	4%	$35,385	$44,608	(21)%
Less: acquisitions	19	(67)		125	23
Less: business dispositions	(1)	410		39	438
Less: foreign currency effect	315	—		(102)	—
Services organic revenues (Non-GAAP)	$36,558	$35,042	4%	$35,324	$44,147	(20)%
We believe this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

ADJUSTED PROFIT AND PROFIT MARGIN (EXCLUDING CERTAIN ITEMS) (NON-GAAP)	2021	2020	2019
Total revenues (GAAP)	$74,196	$75,833	$90,221
Less: Insurance revenues	3,106	2,865	2,802
Adjusted revenues (Non-GAAP)	71,090	72,969	87,419

Total costs and expenses (GAAP)	80,702	81,259	92,754
Less: Insurance cost and expenses	2,540	2,668	3,622
Less: interest and other financial charges	1,813	2,018	2,826
Less: debt extinguishment costs	6,524	301	256
Less: non-operating benefit costs	1,782	2,430	2,839
Less: restructuring & other(a)	455	693	922
Less: Steam asset impairment	—	363	—
Less: SEC settlement charge	—	200	—
Less: goodwill impairments	—	728	1,486
Add: noncontrolling interests	(71)	(158)	7
Add: EFS benefit from taxes	(162)	(154)	(166)
Adjusted costs (Non-GAAP)	67,354	71,546	80,643

Other income (GAAP)	2,823	11,396	2,479
Less: gains (losses) on equity securities(a)	1,921	(1,891)	933
Less: restructuring & other(a)	75	13	36
Less: gains (losses) on purchases and sales of business interests(a)	(44)	12,452	(135)
Adjusted other income (Non-GAAP)	871	823	1,646

Profit (loss) (GAAP)	$(3,683)	$5,970	$(54)
Profit (loss) margin (GAAP)	(5.0)%	7.9%	(0.1)%

Adjusted profit (loss) (Non-GAAP)	$4,608	$2,246	$8,422
Adjusted profit (loss) margin (Non-GAAP)	6.5%	3.1%	9.6%

(a) See the Corporate section for further information.
We believe that adjusting profit to exclude the effects of items that are not closely associated with ongoing operations provides management and investors with a meaningful measure that increases the period-to-period comparability. Gains (losses) and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring and other activities.

2021 FORM 10-K 33

ADJUSTED ORGANIC PROFIT (NON-GAAP)	2021	2020	V%		2020	2019	V%
Adjusted profit (loss) (Non-GAAP)	$4,608	$2,246	F		$2,246	$8,422	(73)%
Less: acquisitions	(29)	15			(4)	6
Less: business dispositions	(2)	367			(3)	1,064
Less: foreign currency effect	28	—			16	—
Adjusted organic profit (loss) (Non-GAAP)	$4,611	$1,863	F		$2,236	$7,352	(70)%

Adjusted profit (loss) margin (Non-GAAP)	6.5%	3.1%	3.4	pts	3.1%	9.6%	(6.5)	pts
Adjusted organic profit (loss) margin (Non-GAAP)	6.6%	2.6%	4.0	pts	3.1%	8.8%	(5.7)	pts

We believe this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, as these activities can obscure underlying trends.

ADJUSTED EARNINGS (LOSS) (NON-GAAP)	2021		2020		2019
(Per-share amounts in dollars)	Earnings	EPS	Earnings	EPS	Earnings	EPS
Earnings (loss) from continuing operations (GAAP) (Note 17)	$(3,571)	$(3.25)	$5,975	$5.46	$(1,074)	$(0.98)
Insurance earnings	570	0.52	193	0.18	(818)	(0.75)
Tax effect on Insurance earnings	(126)	(0.11)	(50)	(0.05)	155	0.14
Less: Insurance earnings	444	0.40	143	0.13	(663)	(0.61)
Earnings (loss) excluding Insurance (Non-GAAP)	(4,015)	(3.66)	5,832	5.32	(411)	(0.38)
Non-operating benefits costs (GAAP)	(1,782)	(1.62)	(2,430)	(2.22)	(2,839)	(2.60)
Tax effect on non-operating benefit costs	374	0.34	510	0.47	596	0.55
Less: non-operating benefit costs	(1,408)	(1.28)	(1,920)	(1.75)	(2,243)	(2.06)
Gains (losses) on purchases and sales of business interests(a)	(44)	(0.04)	12,452	11.37	(135)	(0.12)
Tax effect on gains (losses) on purchases and sales of business interests	6	0.01	(1,257)	(1.15)	(26)	(0.02)
Less: gains (losses) on purchases and sales of business interests	(37)	(0.03)	11,195	10.22	(162)	(0.15)
Gains (losses) on equity securities(a)	1,921	1.75	(1,891)	(1.73)	933	0.86
Tax effect on gains (losses) on equity securities(b)	128	0.12	637	0.58	(53)	(0.05)
Less: gains (losses) on equity securities	2,049	1.87	(1,255)	(1.15)	880	0.81
Restructuring & other(a)	(380)	(0.35)	(680)	(0.62)	(886)	(0.81)
Tax effect on restructuring & other	35	0.03	151	0.14	187	0.17
Less: restructuring & other	(346)	(0.31)	(529)	(0.48)	(699)	(0.64)
Debt extinguishment costs	(6,524)	(5.94)	(301)	(0.27)	(256)	(0.23)
Tax effect on debt extinguishment costs(c)	430	0.39	57	0.05	55	0.05
Less: debt extinguishment costs	(6,094)	(5.55)	(244)	(0.22)	(201)	(0.18)
Steam asset impairments (pre-tax)(a)	—	—	(363)	(0.33)	—	—
Tax effect on Steam asset impairments	—	—	37	0.03	—	—
Less: Steam asset impairments	—	—	(326)	(0.30)	—	—
Goodwill impairments(a)	—	—	(728)	(0.66)	(1,486)	(1.36)
Tax effect on goodwill impairments	—	—	(23)	(0.02)	(55)	(0.05)
Less: goodwill impairments	—	—	(751)	(0.69)	(1,541)	(1.41)
BioPharma deal expense	—	—	—	—	—	—
Tax effect on BioPharma deal expense	—	—	—	—	(647)	(0.59)
Less: BioPharma deal expense	—	—	—	—	(647)	(0.59)
Less: Accretion of redeemable noncontrolling interest	(9)	(0.01)	(151)	(0.14)	—	—
Less: SEC settlement charge	—	—	(200)	(0.18)	—	—
Less: U.S. tax reform enactment adjustment	8	0.01	(49)	(0.05)	(2)	—
Less: Tax benefit related to BioPharma sale	—	—	143	0.13	—	—
Less: Tax loss related to GECAS transaction	(54)	(0.05)	—	—	—	—
Adjusted earnings (loss) (Non-GAAP)	$1,876	$1.71	$(81)	$(0.07)	$4,204	$3.86

(a) See the Corporate section for further information.
(b) Includes tax benefits available to offset the tax on gains in equity securities.
(c) Includes related tax valuation allowances.

Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.
The service cost for our pension and other benefit plans are included in adjusted earnings*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance. We believe the retained costs in Adjusted earnings* and Adjusted EPS* provides management and investors a useful measure to evaluate the performance of the total company and increases period-to-period comparability. We also use Adjusted EPS* as a performance metric at the company level for our annual executive incentive plan for 2021.
*Non-GAAP Financial Measure
2021 FORM 10-K 34

OTHER FINANCIAL DATA.

FIVE-YEAR PERFORMANCE GRAPH
The annual changes for the five-year period shown in the above graph are based on the assumption that $100 had been invested in General Electric common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Standard & Poor’s 500 Industrials Stock Index (S&P Industrial) on December 31, 2016, and that all quarterly dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31 for each year indicated. In 2020, we began measuring GE’s relative performance against the S&P Industrial index for performance share unit awards.

With respect to “Market Information,” in the United States, General Electric common stock is listed on the New York Stock Exchange under the ticker symbol "GE" (its principal market). General Electric common stock is also listed on the London Stock Exchange, Euronext Paris, the SIX Swiss Exchange and the Frankfurt Stock Exchange.

As of January 31, 2022, there were approximately 294,000 shareholder accounts of record.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. GE repurchased 109,000 shares of common stock at an average price of $95.94, in connection with the settlement of hedging instruments related to the Company’s deferred incentive compensation program during the three months ended December 31, 2021.

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

STRATEGIC RISKS. Strategic risk relates to the Company's future business plans and strategies, including the risks associated with: our strategic plan to separate into three public companies; the global macro-environment; the global energy transition; competitive threats, the demand for our products and services and the success of our investments in technology and innovation; our portfolio of businesses and capital allocation decisions; dispositions, acquisitions, joint ventures and restructuring activity; intellectual property; and other risks.

Strategic plan - We may encounter challenges to executing our plan to separate GE into three public companies, or to completing the plan within the timeframes we anticipate, and we may not realize some or all of the expected benefits of the separations. In November 2021, we announced our plan to form three independent public companies from our (i) Aviation business, (ii) Healthcare business and (iii) combined Renewable Energy, Power and Digital businesses, in order to better position those businesses to deliver long-term growth and create value for customers, investors, and employees. The planned business separations are expected to be effected through spin-offs by GE that are intended to be tax-free for the Company’s shareholders for U.S. federal income tax purposes. These separation transactions will be subject to the satisfaction of a number of customary conditions, including, among others, final approvals by GE’s Board of Directors, receipt of tax rulings in certain jurisdictions and/or tax opinions from external counsel, the filing with the SEC and effectiveness of Form 10 registration statements, and satisfactory completion of financing. The failure to satisfy all of the required conditions could delay the completion of the separation transactions for a significant period of time or prevent them from occurring at all. Additionally, the separation transactions are complex in nature, and unanticipated developments or changes may affect our ability to complete one or both of the separation transactions as currently expected, within the anticipated timeframes or at all. These or other developments could cause us not to realize some or all of the expected benefits, or to realize them
2021 FORM 10-K 35

on a different timeline than expected. If we are unable to complete any of the separations, we will have incurred costs without realizing the benefits of such transaction. In addition, the terms and conditions of the required regulatory authorizations and consents that are granted, if any, may impose requirements, limitations or costs, or place restrictions on the conduct of the independent companies. And, although we intend for the separation transactions to be tax-free to the Company’s shareholders for U.S. federal income tax purposes, we expect to incur non-U.S. cash taxes on the preparatory restructuring and may also incur non-cash tax expense including potential impairments of deferred tax assets. Moreover, there can be no assurance that the separation transactions will qualify as tax-free for U.S. purposes. If the separation transactions were ultimately determined to be taxable, we would incur a significant tax liability, while the distributions to the Company’s shareholders would become taxable and the new independent companies might incur income tax liabilities as well. Furthermore, if the separation transactions are completed, we cannot be assured that each separate company will be successful.

Whether or not the separation transactions are completed, our businesses may face material challenges in connection with these transactions, including, without limitation the diversion of management’s attention from ongoing business concerns and impact on the businesses of the Company; appropriately allocating assets and liabilities among the three companies, particularly given the staggered nature of the separation transactions; maintaining employee morale and retaining key management and other employees; retaining existing or attracting new business and operational relationships, including with customers, suppliers, employees and other counterparties; assigning customer contracts and intellectual property to each of the businesses; and potential negative reactions from the financial markets. In particular, GE for the past several years has been undertaking various restructuring and business transformation actions (including workforce reductions, global facility consolidations and other cost reduction initiatives) that have entailed changes across our organizational structure, senior leadership, culture, functional alignment, outsourcing and other areas. This poses risks in the form of personnel capacity constraints and institutional knowledge loss that could lead to missed performance or financial targets, loss of key personnel and harm to our reputation, and these risks are heightened with the additional interdependent actions that will be needed to complete the planned separation transactions. Moreover, completion of the separation transactions will result in the three independent public companies that are smaller, less diversified companies with more limited businesses concentrated in their respective industries than GE is today. As a result, each company may be more vulnerable to changing market conditions, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish, such that each company’s results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and its ability to fund capital expenditures and investments, pay dividends and meet debt obligations and other liabilities may be diminished. Each of the separate companies will also incur ongoing costs, including costs of operating as independent companies, that the separated businesses will no longer be able to share. Additionally, we cannot predict whether the market value of our common stock and the common stock of each of the new independent companies after the separation transactions will be, in the aggregate, less than, equal to or greater than the market value of our common stock prior to the separation transactions. If the separation transactions are completed, investors holding our common stock may sell the common stock of any of the new independent companies that do not match their investment strategies, which may cause a decline in the market price of such common stock.

COVID-19 - The global COVID-19 pandemic has had and may continue to have a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. Our operations and financial performance since early 2020 have been negatively impacted by the COVID-19 pandemic that has caused, and may continue to cause, a slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. As the COVID-19 pandemic continues to affect economic activity globally or in various regions, the extent to which this will adversely impact our future operations and financial performance is uncertain. Across all of our businesses, we have experienced and expect to continue to experience operational challenges from the need to protect employee health and safety, site shutdowns, workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at those of our customers and suppliers, global supply chain disruptions and price inflation. We also have experienced, and may continue experiencing, lower demand and volume for products and services, customer requests for potential payment deferrals or other contract modifications, supply chain under-liquidation, delays of deliveries and the achievement of other billing milestones, delays or cancellations of new projects and related down payments and other factors related directly and indirectly to the COVID-19 pandemic's effects on our customers that adversely impact our businesses. In particular, interruptions of regional and international air travel from COVID-19 are having a material adverse effect on our airline and airframer customers and their demand for our services and products. While our Aviation business is showing continued signs of recovery, the recently renewed intensity of the COVID-19 pandemic in many parts of the world could stall the recovery achieved to date and lead to future requests for payment deferrals, contract modifications, and similar actions across the aviation sector, which may lead to additional charges, impairments and other adverse financial impacts, or to customer disputes.

The ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: the severity and duration of the pandemic, including the impact of coronavirus variants and resurgences; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the development, availability and public acceptance of effective treatments or vaccines; our employees’ compliance with vaccine mandates that may apply in various jurisdictions; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace and extent of recovery when the COVID-19 pandemic subsides. A number of accounting estimates that we make have been and will continue to be affected by the COVID-19 pandemic and uncertainties related to these and other factors, and our accounting estimates and assumptions may change over time in response to COVID-19 (see Note 1). As the COVID-19 pandemic continues to adversely affect our operating and financial results, it may also have the effect of heightening many of the other risk factors described below.
2021 FORM 10-K 36

Global macro-environment - Our growth is subject to global economic, political and geopolitical risks. We operate in virtually every part of the world, serve customers in over 175 countries and received 56% of our revenues for 2021 from outside the United States. Our operations and the execution of our business plans and strategies are subject to the effects of global economic trends, geopolitical risks and demand or supply shocks from events that could include war, a major terrorist attack, natural disasters or actual or threatened public health emergencies (such as COVID-19). They are also affected by local and regional economic environments and policies in the U.S. and other markets that we serve, including interest rates, monetary policy, inflation, economic growth, recession, commodity prices, currency volatility, currency controls or other limitations on the ability to expatriate cash, sovereign debt levels and actual or anticipated defaults on sovereign debt. For example, changes in local economic conditions or outlooks, such as lower rates of investment or economic growth in China, Europe or other key markets, affect the demand for or profitability of our products and services outside the U.S., and the impact on the Company could be significant given the extent of our activities outside the United States. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting tariffs, export controls or other trade barriers, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our businesses, and these can interfere with our global operating model, supply chain, production costs, customer relationships and competitive position. Further escalation of specific trade tensions, including intensified decoupling between the U.S. and China, or in global trade conflict more broadly could be harmful to global economic growth or to our business in or with China or other countries, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. We also do business in many emerging market jurisdictions where economic, political and legal risks are heightened.

Energy transition – The strategic priorities and financial performance of some of our businesses are subject to market and other dynamics related to decarbonization, which can pose risks in addition to opportunities for those businesses. Given the nature of our businesses and the industries we serve, we must anticipate and respond to market, technological, regulatory and other changes driven by broader trends related to decarbonization efforts in response to climate change. These changes present both risks and opportunities for our businesses, many of which provide products and services to customers in sectors like power generation and commercial aviation that have historically been carbon intensive and will remain important to efforts globally to lower greenhouse gas emissions for decades to come. For example, the significant decreases in recent years in the levelized cost of energy for renewable sources of power generation (such as wind and solar), along with ongoing changes in government, investor, customer and consumer policies, commitments, preferences and considerations related to climate change, in some cases have adversely affected, and are expected to continue to affect, the demand for and the competitiveness of products and services related to fossil fuel-based power generation, including sales of new gas turbines and the utilization and servicing needs for existing gas power plants. Continued shifts toward greater penetration by renewables in both new capacity additions and the proportionate share of power generation, particularly depending on the pace and timeframe for such shifts across different markets globally, could have a material adverse effect on the performance of our Power business and our consolidated results. And while the anticipated market growth and power generation share for renewable energy over time is favorable for our wind businesses, there too we face uncertainties related to the future anticipated levels and timeframes of government subsidies and credits (such as the U.S. wind Production Tax Credit), significant price competition among wind equipment manufacturers, dynamics between onshore and offshore wind power, potential further consolidation in the wind industry, competition with other sources of renewable energy such as solar power-based electricity generation and the pace at which power grids are modernized to maintain reliability with higher levels of renewables penetration.

In addition, the achievement of deep decarbonization goals for the power sector over the coming decades is likely to depend in part on technologies that are not yet deployed or widely adopted today but that may become more important over time (such as grid-scale batteries or other storage solutions, hydrogen-based power generation, carbon capture and sequestration technologies or small modular or other advanced nuclear power). This is likely to require significant investments in power grids and other infrastructure, research and development and new technology and products, both by GE and third parties. The process of developing new high-technology products and enhancing existing products to mitigate climate change is often complex, costly and uncertain, and we may pursue strategies or make investments that do not prove to be commercially successful. Similar dynamics exist in the aviation sector, where decarbonization over time will require a combination of continued technological innovation in the fuel efficiency of engines, expanding the use of sustainable aviation fuels in next generation engines and the development of electric flight and hydrogen-based aviation technologies. A failure to invest properly in these technological developments, or to adequately position our businesses to benefit from the growth in adoption of new technologies, could adversely affect our competitive position, business, results of operations, cash flows and financial condition. In addition, there are increasing scrutiny and expectations from many customers, governments, regulators, investors, banks, project financers and other stakeholders regarding the roles that the private sector and individual companies play in decarbonization, and this can pose reputational or other risks for companies like GE that serve carbon intensive industries or relative to progress that we make over time in reducing emissions from our operations or products. Trends related to the global energy transition and decarbonization, including the relative competitiveness of different types of product and service offerings within and across our energy businesses, as well as for GE Aviation, will continue to be impacted in ways that are uncertain by factors such as the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption of climate change-related policies (such as carbon taxes, cap and trade regimes, increased efficiency standards, greenhouse gas emission reduction targets or commitments, incentives or mandates for particular types of energy or policies that impact the availability of financing for certain types of projects) at the national and sub-national levels or by customers, investors or other private actors.

Competitive environment - We are dependent on the maintenance of existing product lines and service relationships, market acceptance of new product and service introductions, and technology and innovation leadership for revenue and earnings growth. The markets in which we operate are highly competitive in terms of pricing, product and service quality, product development and introduction time, customer service, financing terms, the ability to respond to shifts in market demand and the ability to attract and
2021 FORM 10-K 37

retain skilled talent. Our long-term operating results and competitive position also depend substantially upon our ability to continually develop, introduce, and market new and innovative technology, products, services and platforms, to develop digital solutions for our own operations and our customers, to modify existing products and services, to customize products and services, to maintain long-term customer relationships and to increase our productivity over time as we perform on long-term service agreements. A failure to appropriately plan for these dynamics may adversely affect our delivery of products, services and outcomes in line with our projected financial performance or cost estimates, and ultimately may result in excess costs, build-up of inventory that becomes obsolete, lower profit margins and an erosion of our competitive position. Our businesses are subject to technological change and advances, such as growth in industrial automation and increased digitization of the operations, infrastructure and solutions that customers demand across all the industries we serve. The introduction of innovative and disruptive technologies in the markets in which we operate also poses risks in the form of new competitors (including new entrants from outside our traditional industries, such as competitors from digital technology companies), market consolidation, substitutions of existing products, services or solutions, niche players, new business models and competitors that are faster to market with new or more cost-effective products or services. Existing and new competitors are frequently offering services for our installed base, and this can erode the revenues and profitability of our businesses if we fail to maintain or enter into new services relationships with customers that purchase our equipment and products. In addition, the research and development cycle involved in bringing products in our businesses to market is often lengthy, it is inherently difficult to predict the economic conditions and competitive dynamics that will exist when any new product is complete, and our investments, to the extent they result in bringing a product to market, may generate weaker returns than we anticipated at the outset. Our capacity to invest in research and development efforts to pursue advancement in a wide range of technologies, products and services also depends on the financial resources that we have available for such investment relative to other capital allocation priorities. Under-investment in research and development, or investment in technologies that prove to be less competitive in the future (at the expense of alternative investment opportunities not pursued), could lead to loss of sales of our products and services in the future, particularly in our long-cycle businesses that have longer product development cycles. The amounts that we do invest in research and development efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings.

Business portfolio - Our success depends on achieving our strategic and financial objectives, including through acquisitions, integrations, dispositions and joint ventures. With respect to acquisitions and business integrations, such as our Healthcare business’s recent acquisition of BK Medical, or with joint ventures and business integrations, we may not achieve expected returns and other benefits on a timely basis or at all as a result of changes in strategy, integration challenges or other factors. Over the past several years we have also been pursuing a variety of dispositions, including the ongoing monetization of our remaining equity ownership position in Baker Hughes and our plans to monetize our equity ownership position in AerCap. Declines in the values of equity interests (such as our interests in Baker Hughes and AerCap) or other assets that we sell can diminish the cash proceeds that we realize. We may dispose of businesses or assets at a price or on terms that are less favorable than we had anticipated, or with purchase price adjustments or the exclusion of assets or liabilities that must be divested, managed or run off separately. Dispositions or other business separations also often involve continued financial involvement in the divested business, such as through continuing equity ownership, retained assets or liabilities, transition services agreements, commercial agreements, guarantees, indemnities or other current or contingent financial obligations or liabilities. Under these arrangements, performance by the divested businesses or other conditions outside our control could materially affect our future financial results. Executing on all types of portfolio transactions can divert senior management time and resources from other pursuits. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we have a lesser degree of control over the business operations, which expose us to additional operational, financial, reputational, legal or compliance risks.

Intellectual property - Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to ours, and the value of our intellectual property may be negatively impacted by external dependencies. Our patents and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of ours, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. Trademark licenses of the GE brand in connection with dispositions may negatively impact the overall value of the brand in the future. We also face competition in some countries where we have not invested in an intellectual property portfolio. If we are not able to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected. We also face attempts, both internally from insider threats and externally from cyber-attacks, to gain unauthorized access to our IT systems or products for the purpose of improperly acquiring our trade secrets or confidential business information. In addition, we have observed an increase in the use of social engineering tactics by bad actors attempting to obtain confidential business information or credentials to access systems with our intellectual property. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such incidents could adversely affect our competitive position and the value of our investment in research and development. In addition, we are subject to the enforcement of patents or other intellectual property by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If GE is found to infringe any third-party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our products and services. The value of, or our ability to use, our intellectual property may also be negatively impacted by dependencies on third parties, such as our ability to obtain or renew on reasonable terms licenses that we need in the future, or our ability to secure or retain ownership or rights to use data in certain software analytics or services offerings.

OPERATIONAL RISKS. Operational risk relates to risks arising from systems, processes, people and external events that affect the operation of our businesses. It includes risks related to product and service lifecycle and execution; product safety and performance; information management and data protection and security, including cybersecurity; and supply chain and business disruption.
2021 FORM 10-K 38

Operational execution - Operational challenges could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows. The Company’s financial results depend on the successful execution of our businesses’ operating plans across all steps of the product and service lifecycle. We continue working to improve the operations and execution of our businesses and our ability to make the desired improvements will be a significant factor in our overall financial performance. We also face operational risks in connection with launching or ramping new product platforms, such as the Haliade-X offshore wind turbine or the Cypress onshore wind turbine at Renewable Energy, or the LEAP engine at Aviation. With significant new product platforms and technologies, our businesses seek to reduce the costs of these products over time with experience, and risks related to our supply chain, product quality, timely delivery or other aspects of operational execution can adversely affect our profit margins or free cash flow. Operational failures at any of our businesses that result in quality problems or potential product, environmental, health or safety risks, could have a material adverse effect on our business, reputation, financial position and results of operations. In addition, a portion of our business, particularly within our Power and Renewable Energy businesses, involves large projects where we take on, or are members of a consortium responsible for, the full scope of engineering, procurement, construction or other services. These types of projects often pose unique risks related to their location, scale, complexity, duration and pricing or payment structure. Performance issues or schedule delays can arise due to inadequate technical expertise, unanticipated project modifications, developments at project sites, environmental, health and safety issues, execution by or coordination with suppliers, subcontractors or consortium partners, financial difficulties of our customers or significant partners or compliance with government regulations, and these can lead to cost overruns, contractual penalties, liquidated damages and other adverse consequences. Where GE is a member of a consortium, we are typically subject to claims based on joint and several liability, and claims can extend to aspects of the project or costs that are not directly related or limited to GE’s scope of work or over which GE does not have control. Operational, quality or other issues at large projects, or across our projects portfolio more broadly, can adversely affect GE’s business, reputation or results of operations.

Product safety - Our products and services are highly sophisticated and specialized, and a major failure or similar event affecting our products or third-party products with which our products are integrated can adversely affect our business, reputation, financial position, results of operations and cash flows. We produce highly sophisticated products and provide specialized services for both our own and third-party products that incorporate or use complex or leading-edge technology, including both hardware and software. Many of our products and services involve complex industrial machinery or infrastructure projects, such as commercial jet engines, gas turbines, onshore and offshore wind turbines or nuclear power generation, and accordingly the impact of a catastrophic product failure or similar event could be significant. In particular, actual or perceived design or production issues related to new product introductions or relatively new product lines can result in significant reputational harm to our businesses, in addition to direct warranty, maintenance and other costs that may arise. A significant product issue resulting in injuries or death, widespread outages, a fleet grounding or similar systemic consequences could have a material adverse effect on our business, reputation, financial position and results of operations. In some circumstances, we have and in the future we may continue to incur increased costs, delayed payments or lost equipment or services revenue in connection with a significant issue with a third party’s product with which our products are integrated, or if parts or other components that we incorporate in our products have defects or other quality issues. There can be no assurance that the operational processes around product design, manufacture, performance and servicing that we or our customers or other third parties have designed to meet rigorous quality standards will be sufficient to prevent us or our customers or other third parties from experiencing operational process or product failures and other problems, including through manufacturing or design defects, process or other failures of contractors or third-party suppliers, cyber-attacks or other intentional acts, software vulnerabilities or malicious software, that could result in potential product, safety, quality, regulatory or environmental risks.

Cybersecurity - Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime pose a risk to our systems, networks, products, solutions, services and data. Increased global cybersecurity vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks such as ransomware, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of GE's and its customers', partners', suppliers' and third-party service providers' infrastructure, products, systems and networks and the confidentiality, availability and integrity of GE's and its customers' data. As the perpetrators of such attacks become more capable (including sophisticated state or state-affiliated actors), and as critical infrastructure is increasingly becoming digitized, the risks in this area continue to grow. A significant cyber-related attack in one of our industries, even if such an attack does not involve GE products, services or systems, could pose broader disruptions and adversely affect our business. We have also observed an increase in third-party breaches and ransomware attacks at suppliers, service providers and software providers, and our efforts to mitigate adverse effects on GE if this trend continues may be less successful in the future. The increasing degree of interconnectedness between GE and its partners, suppliers and customers also poses a risk to the security of GE’s network as well as the larger ecosystem in which GE operates. There can be no assurance that our efforts to mitigate cybersecurity risks by employing a number of measures, including employee training, monitoring and testing, performing security reviews and requiring business partners with connections to the GE network to appropriately secure their information technology systems, and maintenance of protective systems and contingency plans, will be sufficient to prevent, detect and limit the impact of cyber-related attacks, and we remain vulnerable to known or unknown threats. In addition to existing risks, the adoption of new technologies in the future may also increase our exposure to cybersecurity breaches and failures. While we have developed secure development lifecycle design practices to secure our software designs and connected products, an unknown vulnerability or compromise could potentially impact the security of GE’s software or connected products and lead to the loss of GE intellectual property, misappropriation of sensitive, confidential or personal data, safety risks or unavailability of equipment. We also have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations or customer-imposed controls. Despite our use of reasonable and appropriate controls to protect our systems and sensitive, confidential or personal data or information, we have vulnerability to security breaches, theft, misplaced, lost or corrupted data, programming errors, employee errors and/or malfeasance (including misappropriation by departing employees) that could potentially lead to material compromising of sensitive, confidential or personal data or information, improper use of our systems,
2021 FORM 10-K 39

software solutions or networks, unauthorized access, use, disclosure, modification or destruction of or denial of access to information, defective products, production downtimes and operational disruptions. Data privacy and protection laws are evolving, can vary significantly by country and present increasing compliance challenges, which increase our costs, affect our competitiveness and can expose us to substantial fines or other penalties. In addition, a significant cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation, increased digital infrastructure or other costs that are not covered by insurance, litigation or regulatory action.

Supply chain - Significant raw material shortages, supplier capacity constraints, supplier or customer production disruptions, supplier quality and sourcing issues or price increases can increase our operating costs and adversely impact the competitive positions of our products. Our reliance on third-party suppliers, contract manufacturers and service providers, and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials, parts, components, systems and services. As our supply chains extend into many different countries and regions around the world, we are also subject to global economic and geopolitical dynamics and risks associated with exporting components manufactured in particular countries for incorporation into finished products completed in other countries. In connection with effects related to the COVID-19 pandemic, we are operating in a supply-constrained environment and are facing, and may continue to face, supply-chain shortages, inflationary pressures, logistics challenges and manufacturing disruptions that impact our revenues, profitability and timeliness in fulfilling customer orders. In our Healthcare business, for example, our fulfillment of customer orders and revenue in 2021 were adversely affected by industry-wide semiconductor, resin, parts and labor shortages; we anticipate these, and other supply chain pressures across our businesses, will continue to adversely affect our operations and financial performance for some period of time. In addition, some of our suppliers or their sub-suppliers are limited- or sole-source suppliers. We also have internal dependencies on certain key GE manufacturing or other facilities. Disruptions in deliveries, capacity constraints, production disruptions up- or down-stream, price increases, or decreased availability of raw materials or commodities, including as a result of war, natural disasters (including the effects of climate change such as sea level rise, drought, flooding, wildfires and more intense weather events), actual or threatened public health emergencies or other business continuity events, adversely affect our operations and, depending on the length and severity of the disruption, can limit our ability to meet our commitments to customers or significantly impact our operating profit or cash flows. Quality, capability, compliance and sourcing issues experienced by third-party providers can also adversely affect our costs, margin rates and the quality and effectiveness of our products and services and result in liability and reputational harm; the harm to us could be significant if, for example, a quality issue at a supplier or with components that we integrate into our products results in a widespread quality issue across one of our product lines or our installed base of equipment. In addition, while we require our suppliers to implement and maintain reasonable and appropriate controls to protect information we provide to them, they may be the victim of a cyber-related attack that could lead to the compromise of the Company’s intellectual property, personal data or other confidential information, or to production downtimes and operational disruptions that could have an adverse effect on our ability to meet our commitments to customers. An unknown security vulnerability or malicious software embedded in a supplier’s product that is later integrated into a GE product could lead to a vulnerability in the security of GE’s product or if used internally in the GE network environment to a compromise of the GE network, which could potentially lead to the loss of information or operational disruptions.

FINANCIAL RISKS. Financial risk relates to our ability to meet financial obligations and mitigate exposure to broad market risks, including funding and liquidity risks, such as risk related to our credit ratings and our availability and cost of funding; credit risk; and volatility in foreign currency exchange rates, interest rates and commodity prices. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise, and could potentially impact our financial condition or overall safety and soundness. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations, and we face credit risk arising from both our industrial businesses and from our remaining financial services operations.

Borrowings - We may face risks related to our debt levels, particularly if we face severely adverse market conditions. We have significantly reduced our debt levels over the past several years through debt tenders and other liability management actions, and we expect to continue to do so with cash flows from operations, as well as proceeds from asset sales and dispositions, including our stakes in Baker Hughes and AerCap. If we are unable to generate cash flows in accordance with our plans, we may be required to adopt one or more alternatives such as increasing borrowing under credit lines, reducing or delaying investments or capital expenditures or other actions. In addition, we have significant pension and run-off insurance liabilities that are sensitive to numerous factors and assumptions that we use in our pension liability, GAAP insurance reserve and statutory insurance calculations. Our debt levels could put us at a competitive disadvantage compared to competitors with lower debt levels that may have greater financial flexibility to secure additional funding for their operations, pursue strategic acquisitions, finance long-term projects or take other actions. Significant debt levels could also pose risks in the event of recession or adverse industry-specific conditions. In addition, elevated debt may limit our ability to obtain new debt financing on favorable terms in the future, particularly if coupled with downgrades of our credit ratings or a deterioration of capital markets conditions more generally.

Liquidity - Failure to meet our cash flow targets, or additional credit downgrades, could adversely affect our liquidity, funding costs and related margins. We rely primarily on cash and cash equivalents, free cash flows from our operating businesses, cash generated from asset sales and dispositions, and short-term borrowing facilities, including revolving credit facilities, to fund our operations, maintain a contingency buffer of liquidity and meet our financial obligations and capital allocation priorities. Failure to meet our cash flow objectives could adversely affect our financial condition or our credit ratings. There can be no assurance that we will not face credit downgrades as a result of factors such as the performance of our businesses, the failure to make progress as planned on the separation transactions and continued progress in decreasing GE’s leverage or changes in rating application or methodology. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to
2021 FORM 10-K 40

capital markets, and a significant downgrade could have an adverse commercial impact on our businesses. In addition, swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty. For additional discussion about our current credit ratings and related considerations, refer to the Capital Resources and Liquidity - Credit Ratings and Conditions section within MD&A.

Financial services operations - We continue to have exposure to insurance, credit, legal and other risks in our financial services operations and, in the event of future adverse developments, may not be able to meet our business and financial objectives without further actions or additional capital contributions. To fund the statutory capital contributions that we expect to make to our insurance subsidiaries over the next several years, as well as to meet our debt maturities and other obligations, we expect to rely on liquidity from our operations. There is a risk that future adverse developments could cause liquidity or funding stress. For example, it is possible that future requirements for capital contributions to the insurance subsidiaries will be greater than currently estimated or could be accelerated by regulators. Our annual testing of insurance reserves is subject to a variety of assumptions, including assumptions about the discount rate (which is sensitive to changes in market interest rates), morbidity, mortality and future long-term care premium increases. Any future adverse changes to these assumptions (to the extent not offset by any favorable changes to these assumptions) could result in an increase to future policy benefit reserves and, potentially, to the amount of capital we are required to contribute to the insurance subsidiaries (as discussed in the Other Items - Insurance section within MD&A). We also anticipate that the new insurance accounting standard scheduled to be effective on January 1, 2023 (as discussed in the Other Items - New Accounting Standards section within MD&A) will materially affect our financial statements and require changes to certain of our processes, systems, and controls. In addition, we continue to evaluate strategic options to accelerate the further reduction in the size of our financial services operations. Some of these options could have a material financial charge or other adverse effects depending on the timing, negotiated terms and conditions of any ultimate arrangements. It is also possible that contingent liabilities and loss estimates from our financial services-related continuing or discontinued operations, such as those related to Bank BPH (see Note 22), will need to be recognized or increase in the future and will become payable. There can be no assurance that future liabilities, losses or impairments to the carrying value of assets within our financial services operations would not materially and adversely affect GE’s business, financial position, cash flows, results of operations or capacity to provide financing to support orders at the businesses.

Customers & counterparties – Global economic, industry-specific or other developments that weaken the soundness of significant customers, governments, financial institutions or other parties we deal with can adversely affect our business, results of operations and cash flows. The business and operating results of our businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air transportation, power generation, renewable energy, healthcare and other industries we serve. Existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion or at all as a result of business deterioration, cash flow shortages or difficulty obtaining financing for particular projects or due to macroeconomic conditions, geopolitical disruptions, changes in law or other challenges affecting the strength of the global economy. The airline industry, for example, is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies. Aviation industry activity is also particularly influenced by a small group of large original equipment manufacturers, as well as large airlines in various geographies, and our credit exposure to some of our largest aviation customers is significant. As described above, the current extended disruption of regional and international air travel from the COVID-19 pandemic has had and is expected to continue to have a material adverse effect on our airframer and airline customers. A potential future disruption in connection with a terrorist incident, cyberattack, actual or threatened public health emergency or recessionary economic environment that results in the loss of business and leisure traffic could also adversely affect these customers, their ability to fulfill their obligations to us in a timely fashion or at all, demand for our products and services and the viability of a customer’s business. Secular, cyclical or other pressures facing customers across our energy businesses, including in connection with decarbonization, industry consolidation and competition and shifts in the availability of financing for certain types of power projects or technologies (such as prohibitions on financing for fossil fuel-based projects or technologies), can also have a significant impact on the operating results and outlooks for our businesses operating in those industries. Our financial services operations also have exposure to many different industries and counterparties, including customers that are sovereign governments or located in emerging markets, and we transact with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, insurance companies and other institutional clients. Many of these transactions expose us to credit and other risks in the event of insolvency or other default of its counterparty or client. For example, a portion of our run-off insurance operations’ assets are held in trust accounts associated with reinsurance contracts. For UFLIC, such trust assets are currently held in trusts for the benefit of insurance company subsidiaries of Genworth, which during 2021 publicly stated any proceeds from its contingency plan will be used to repay parent company debt and not bolster the capital position of its insurance subsidiaries. Solvency or other concerns about Genworth or its insurance company subsidiaries may cause those subsidiaries or their regulators to take or attempt to take actions that could adversely affect UFLIC, including control over assets in the relevant trusts. In addition, our customers include numerous governmental entities within and outside the U.S., including the U.S. federal government and state and local entities. We also at times face greater challenges collecting on receivables with customers that are sovereign governments or located in emerging markets. If there is significant deterioration in the global economy, in our industries, in financial markets or with particular significant counterparties, our results of operations, financial position and cash flows could be materially adversely affected.

Postretirement benefit plans - Increases in pension, healthcare and life insurance benefits obligations and costs can adversely affect our earnings, cash flows and further progress toward our leverage goals. Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations, which reflect assumptions about financial markets, interest rates and other economic conditions such as the discount rate and the expected long-term rate of return on plan assets. We are also
2021 FORM 10-K 41

required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase to equity. The factors that impact our pension calculations are subject to changes in key economic indicators, and future decreases in the discount rate or low returns on plan assets can increase our funding obligations and adversely impact our financial results. In addition, although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would be required to contribute to pension plans under ERISA. Failure to achieve expected returns on plan assets driven by various factors, which could include a continued environment of low interest rates or sustained market volatility, could also result in an increase to the amount of cash we would be required to contribute to pension plans. In addition, there may be upward pressure on the cost of providing healthcare benefits to current and future retirees. There can be no assurance that the measures we have taken to control increases in these costs will succeed in limiting cost increases, and continued upward pressure could reduce our profitability. For a discussion regarding how our financial statements have been and can be affected by our pension and healthcare benefit obligations, see Note 12.

LEGAL & COMPLIANCE RISKS. Legal and compliance risk relates to risks arising from the government and regulatory environment, legal proceedings and compliance with integrity policies and procedures, including matters relating to financial reporting and the environment, health and safety. Government and regulatory risk includes the risk that the government or regulatory actions will impose additional cost on us or require us to make adverse changes to our business models or practices.

Regulatory - We are subject to a wide variety of laws, regulations and government policies that may change in significant ways. Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed or interpreted or enforced in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, recent trends globally toward increased protectionism, import and export controls and the use of tariffs and other trade barriers can result in actions by governments around the world that have been and may continue to be disruptive and costly to our businesses, and can interfere with our global operating model and weaken our competitive position. Other legislative and regulatory areas of significance for our businesses that U.S. and non-U.S. governments have focused and continue to focus on include cybersecurity, data privacy and sovereignty, anti-corruption, competition law, compliance with complex trade controls and economic sanctions laws, climate change and greenhouse gas emissions, foreign exchange intervention in response to currency volatility and currency controls that could restrict the movement of liquidity from particular jurisdictions. Potential changes to tax laws, including changes to taxation of global income, may have an effect on our subsidiaries' structure, operations, sales, liquidity, cash flows, capital requirements, effective tax rate and performance. For example, legislative or regulatory measures by U.S. federal, states or non-U.S. governments, or rules, interpretations or audits under new or existing tax laws, could increase our costs or tax rate. In addition, efforts by public and private sectors to control healthcare costs may lead to lower reimbursements and increased utilization controls related to the use of our products by healthcare providers. Regulation or government scrutiny may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Furthermore, we make sales to U.S. and non-U.S. governments and other public sector customers, and we participate in various governmental financing programs, that require us to comply with strict governmental regulations. Inability to comply with these regulations could adversely affect our status with such customers or our ability to participate in projects, and could have collateral consequences such as suspension or debarment. Suspension or debarment, depending on the entity involved and length of time, can limit our ability to do bid for business with certain government-related customers or to participate in projects involving multilateral development banks, and this could adversely affect our results of operations, financial position and cash flows.

Legal proceedings - We are subject to legal proceedings, disputes, investigations and legal compliance risks, including trailing liabilities from businesses that we dispose of or that are inactive. We are subject to a variety of legal proceedings, commercial disputes, legal compliance risks and environmental, health and safety compliance risks in virtually every part of the world. We, our representatives, and the industries in which we operate are subject to continuing scrutiny by regulators, other governmental authorities and private sector entities or individuals in the U.S., the European Union, China and other jurisdictions, which have led or may, in certain circumstances, lead to enforcement actions, adverse changes to our business practices, fines and penalties, required remedial actions such as contaminated site clean-up or other environmental claims, or the assertion of private litigation claims and/or damages that could be material. For example, following our acquisition of Alstom's Thermal, Renewables and Grid businesses in 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or corruption by Alstom in the pre-acquisition period, and payments for settlements, judgments, penalties or other liabilities in connection with those matters have resulted and will in the future result in cash outflows. In addition, while in December 2020 we entered into a settlement to conclude the previously disclosed SEC investigation of GE, we remain subject to shareholder lawsuits related to the Company's financial performance, accounting and disclosure practices and related legacy matters. We have observed that these proceedings related to claims about past financial performance and reporting pose particular reputational risks for the Company that can cause new allegations about past or current misconduct, even if unfounded, to have a more significant impact on our reputation and how we are viewed by investors, customers and others than they otherwise would. We have established reserves for legal matters when and as appropriate; however, the estimation of legal reserves or possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations, and the actual losses arising from particular matters may exceed our current estimates and adversely affect our results of operations. The risk management and compliance programs we have adopted and related actions that we take may not fully mitigate legal and compliance risks that we face, particularly in light of the global and diverse nature of our operations and the current enforcement environments in many jurisdictions. For example, when we investigate potential noncompliance under U.S. and non-U.S. law involving GE employees or third parties we work with, in some circumstances we make self-disclosures about our findings to relevant authorities who may pursue or decline to pursue enforcement proceedings against us in connection with those matters. We are also subject to material trailing legal liabilities from businesses that we dispose of or that are inactive. We also expect that additional legal proceedings and other contingencies will arise from time to time. Moreover, we sell products and services in growth markets where claims arising from alleged violations of law,
2021 FORM 10-K 42

product failures or other incidents involving our products and services are adjudicated within legal systems that are less developed and less reliable than those of the U.S. or other more developed markets, and this can create additional uncertainty about the outcome of proceedings before courts or other governmental bodies in those markets. See Note 22 for further information about legal proceedings and other loss contingencies.

LEGAL PROCEEDINGS. Refer to Legal Matters and Environmental, Health and Safety Matters in Note 22 to the consolidated financial statements for information relating to legal proceedings.

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

The Company engaged Deloitte and Touche LLP, an independent registered public accounting firm, to audit and render an opinion on the consolidated financial statements and internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).

The Board of Directors, through its Audit Committee, which consists entirely of independent directors, meets periodically with management, internal auditors, and our independent registered public accounting firm to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting. Deloitte and Touche LLP and the internal auditors each have full and free access to the Audit Committee.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2021, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ H. Lawrence Culp, Jr.	/s/ Carolina Dybeck Happe
H. Lawrence Culp, Jr.	Carolina Dybeck Happe
Chairman and Chief Executive Officer	Chief Financial Officer
February 11, 2022

DISCLOSURE CONTROLS. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2021. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
2021 FORM 10-K 43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of General Electric Company

Opinion on the Financial Statements
We have audited the accompanying consolidated statement of financial position of General Electric Company and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of earnings (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sales of services - Revenue recognition on certain long-term service agreements - Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description
The Company enters into long-term service agreements with certain customers, predominately within the Aviation and Power segments. These agreements require the Company to provide maintenance services for customer assets over the contract term, which generally range from 5 to 25 years. Revenue for these agreements is recognized using the percentage of completion method, based on costs incurred relative to total estimated costs over the contract term. As part of the revenue recognition process, the Company estimates both customer payments that are expected to be received and costs to perform maintenance services over the contract term. Key estimates that require significant judgment from management include: (a) how the customer will utilize the assets covered over the contract term; (b) the expected timing and extent of future maintenance and overhaul services; (c) the future cost of materials, labor, and other resources; and (d) forward looking information concerning market conditions, including the potential for early retirements of assets, and expected cost improvement.

Given the complexity involved with evaluating the key estimates, which includes significant judgment necessary to estimate customer payments and future costs, auditing these assumptions required a high degree of auditor judgment and extensive audit effort, including the involvement of professionals with specialized skills and industry knowledge.

How the Critical Audit Matter Was Addressed in the Audit
Our auditing procedures over the key estimates described above related to the amount and timing of revenue recognition of the long-term service agreements, predominately within the Aviation and Power segments, included the following, among others:

•We tested the effectiveness of controls over the revenue recognition process for the long-term service agreements, including controls over management’s key estimates.
•We evaluated management’s risk assessment process through observation of key meetings and processes addressing contract status and current market conditions including the timely incorporation of changes that affect total estimated costs to complete the contract and future billings.
2021 FORM 10-K 44

•We evaluated the appropriateness and consistency of management’s methods and key assumptions applied in recognizing revenue and developing cost estimates.
•We tested management’s utilization assumptions for the assets covered over the contract term, which impact the estimated timing and extent of future maintenance and overhaul services by comparing current estimates to historical information and projected market conditions.
•We tested management’s process for estimating the timing and amount of costs associated with maintenance, overhaul, and other major events throughout the contract term, including comparing estimates to historical cost experience, performing a retrospective review, conducting analytical procedures, and utilizing specialists to evaluate engineering studies and statistical models used by the Company to estimate the useful life of certain components of the installed equipment.

Premium deficiency testing - future policy benefits – refer to Notes 1 and 11 to the financial statements

Critical Audit Matter Description
The Company performs premium deficiency testing to assess the adequacy of future policy benefit reserves on an annual basis or whenever events or changes in circumstances indicate that a premium deficiency event may have occurred. Significant uncertainties exist in testing cash flow projections in the premium deficiency test for these insurance contracts, including consideration of a wide range of possible outcomes of future events over the life of the insurance contracts that can extend for long periods of time.

Given the significant judgments made by management in estimating the cash flow projections used in the premium deficiency test, including the determination of certain key assumptions, auditing the premium deficiency test required a high degree of auditor judgment and an increased extent of effort, including the involvement of our actuarial specialists. Key assumptions impacting the cash flow projections that are sensitive and are more subjective requiring significant judgment by management are discount rate, rate of changes in morbidity, and future long-term care premium rate increases.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures, which included the involvement of our actuarial specialists, related to the premium deficiency analysis included the following, among others:
•We tested the effectiveness of controls related to the premium deficiency test process, including controls over the development of key assumptions and management’s judgments related to the development of the cash flow projections.
•We tested the underlying data for completeness and accuracy, including historical cash flows and experience study data, that served as the basis for the actuarial estimates.
•We evaluated the key assumptions by considering historical actual experience, sensitivity analyses, relevant industry data when available, and management’s basis for changes or lack of change in key assumptions.
•We performed recalculations to assess that the key assumptions were reflected in the cash flow projections.
•We evaluated the impact of updated key assumptions to the projected cash flows and the overall conclusion for the premium deficiency test.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 11, 2022
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of General Electric Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of General Electric Company and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 11, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

2021 FORM 10-K 45

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 11, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of General Electric Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial position of General Electric Company, and consolidated affiliates (the Company) as of December 31, 2020, the related consolidated statements of earnings (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
KPMG LLP
We served as the Company’s auditor from 1909 to 2020.
Boston, Massachusetts
February 12, 2021, except for the changes described in the first four paragraphs of note 1, the third paragraph of note 2 and the first paragraph of note 17, as to which the date is February 11, 2022

2021 FORM 10-K 46

STATEMENT OF EARNINGS (LOSS)
For the years ended December 31 (In millions; per-share amounts in dollars)	2021	2020	2019
Sales of equipment	$34,200	$37,584	$42,811
Sales of services	36,890	35,385	44,608
Insurance revenues (Note 11)	3,106	2,865	2,802
Total revenues (Note 23)	74,196	75,833	90,221

Cost of equipment sold	31,399	35,242	37,572
Cost of services sold	22,497	22,629	27,280
Selling, general and administrative expenses	11,707	12,592	13,806
Research and development	2,497	2,565	3,118
Interest and other financial charges	1,876	2,068	2,927
Debt extinguishment costs (Note 10)	6,524	301	256
Insurance losses and annuity benefits (Note 11)	2,283	2,397	3,294
Goodwill impairments (Note 7)	—	877	1,486
Non-operating benefit costs	1,782	2,430	2,839
Other costs and expenses	136	159	176
Total costs and expenses	80,702	81,259	92,754

Other income (Note 18)	2,823	11,396	2,479

Earnings (loss) from continuing operations before income taxes	(3,683)	5,970	(54)
Benefit (provision) for income taxes (Note 14)	286	487	(552)
Earnings (loss) from continuing operations	(3,396)	6,457	(606)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(3,195)	(911)	(4,306)
Net earnings (loss)	(6,591)	5,546	(4,912)
Less net earnings (loss) attributable to noncontrolling interests	(71)	(158)	66
Net earnings (loss) attributable to the Company	(6,520)	5,704	(4,979)
Preferred stock dividends	(237)	(474)	(460)
Net earnings (loss) attributable to GE common shareholders	$(6,757)	$5,230	$(5,439)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$(3,396)	$6,457	$(606)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(71)	(158)	7
Earnings (loss) from continuing operations attributable to the Company	(3,325)	6,615	(613)
Preferred stock dividends	(237)	(474)	(460)
Earnings (loss) from continuing operations attributable
to GE common shareholders	(3,562)	6,141	(1,073)
Earnings (loss) from discontinued operations attributable
to GE common shareholders	(3,195)	(911)	(4,366)
Net earnings (loss) attributable to GE common shareholders	$(6,757)	$5,230	$(5,439)

Earnings (loss) per share from continuing operations (Note 17)
Diluted earnings (loss) per share	$(3.25)	$5.46	$(0.98)
Basic earnings (loss) per share	$(3.25)	$5.46	$(0.98)

Net earnings (loss) per share (Note 17)
Diluted earnings (loss) per share	$(6.16)	$4.63	$(4.99)
Basic earnings (loss) per share	$(6.16)	$4.63	$(4.99)

2021 FORM 10-K 47

STATEMENT OF FINANCIAL POSITION
December 31 (In millions, except share amounts)	2021	2020
Cash, cash equivalents and restricted cash(a)	$15,770	$36,530
Investment securities (Note 3)	12,297	7,319
Current receivables (Note 4)	15,620	16,691
Inventories, including deferred inventory costs (Note 5)	15,847	15,890
Current contract assets (Note 8)	4,881	5,764
All other current assets (Note 9)	1,933	2,659
Current assets	66,348	84,853

Investment securities (Note 3)	42,209	42,549
Property, plant and equipment – net (Note 6)	15,609	16,699
Goodwill (Note 7)	26,182	25,524
Other intangible assets – net (Note 7)	9,330	9,671
Contract and other deferred assets (Note 8)	6,124	5,888
All other assets (Note 9)	19,040	16,025
Deferred income taxes (Note 14)	10,855	14,253
Assets of discontinued operations (Note 2)	3,177	40,749
Total assets	$198,874	$256,211

Short-term borrowings (Note 10)	$4,361	$4,713
Accounts payable and equipment project accruals	16,243	16,458
Progress collections and deferred income (Note 8)	17,372	18,371
All other current liabilities (Note 13)	13,977	15,071
Current liabilities	51,953	54,613

Deferred income (Note 8)	1,989	1,801
Long-term borrowings (Note 10)	30,824	70,189
Insurance liabilities and annuity benefits (Note 11)	37,166	42,191
Non-current compensation and benefits	21,202	29,677
All other liabilities (Note 13)	13,240	14,781
Liabilities of discontinued operations (Note 2)	887	5,886
Total liabilities	157,262	219,138

Preferred stock (5,939,875 shares outstanding at both December 31, 2021 and December 31, 2020)	6	6
Common stock (1,099,027,213 and 1,095,686,581 shares outstanding at December 31, 2021 and December 31, 2020, respectively)(b)	15	702
Accumulated other comprehensive income (loss) – net attributable to GE	1,582	(9,749)
Other capital	34,691	34,307
Retained earnings	85,110	92,247
Less common stock held in treasury	(81,093)	(81,961)
Total GE shareholders’ equity	40,310	35,552
Noncontrolling interests (Note 15)	1,302	1,522
Total equity	41,612	37,073
Total liabilities and equity	$198,874	$256,211
(a) Excluded $353 million and $455 million at December 31, 2021 and December 31, 2020, respectively, in our run-off Insurance business, which is subject to regulatory restrictions. This balance is included in All other assets. See Note 9 for further information.
(b) Reduction of $687 million in common stock represents the change in par value of issued shares from $0.06 to $0.01 with the offsetting change in Other capital.

2021 FORM 10-K 48

STATEMENT OF CASH FLOWS
For the years ended December 31 (In millions)	2021	2020	2019
Net earnings (loss)	$(6,591)	$5,546	$(4,912)
(Earnings) loss from discontinued operations	3,195	911	4,306
Adjustments to reconcile net earnings (loss)
to cash provided from operating activities
Depreciation and amortization of property, plant and equipment	1,871	2,128	2,018
Amortization of intangible assets	1,138	1,336	1,523
Goodwill impairments (Note 7)	—	877	1,486
(Gains) losses on purchases and sales of business interests (Note 18)	40	(12,469)	14
(Gains) losses on equity securities (Note 18)	(1,656)	2,085	(696)
Debt extinguishment costs (Note 10)	6,524	301	256
Principal pension plans cost (Note 12)	2,650	3,559	3,878
Principal pension plans employer contributions (Note 12)	(326)	(2,806)	(298)
Other postretirement benefit plans (net) (Note 12)	(1,144)	(893)	(1,228)
Provision (benefit) for income taxes (Note 14)	(286)	(487)	552
Cash recovered (paid) during the year for income taxes	(1,165)	(1,441)	(1,950)
Changes in operating working capital:
Decrease (increase) in current receivables	(177)	(1,319)	(2,851)
Decrease (increase) in inventories, including deferred inventory costs	(702)	1,105	(1,581)
Decrease (increase) in current contract assets	1,031	1,631	891
Increase (decrease) in accounts payable and equipment project accruals	(2)	(582)	2,679
Increase (decrease) in progress collections and current deferred income	(1,052)	(247)	1,476
Financial services derivatives net collateral/settlement	(1,143)	1,897	1,278
All other operating activities	(1,317)	(109)	2,000
Cash from (used for) operating activities – continuing operations	888	1,025	8,838
Cash from (used for) operating activities – discontinued operations	2,444	2,543	(104)
Cash from (used for) operating activities	3,332	3,568	8,734

Additions to property, plant and equipment	(1,250)	(1,579)	(2,216)
Dispositions of property, plant and equipment	167	203	379
Additions to internal-use software	(111)	(151)	(282)
Proceeds from sale of discontinued operations	22,356	—	5,864
Proceeds from principal business dispositions	1	20,562	1,124
Net cash from (payments for) principal businesses purchased	(1,550)	(85)	(68)
Sales of retained ownership interests	4,145	417	3,383
Net (purchases) dispositions of insurance investment securities	(1,290)	(1,352)	(1,600)
All other investing activities	1,237	1,280	5,613
Cash from (used for) investing activities – continuing operations	23,705	19,297	12,197
Cash from (used for) investing activities – discontinued operations	(2,397)	(2,626)	(3,220)
Cash from (used for) investing activities	21,308	16,671	8,977

Net increase (decrease) in borrowings (maturities of 90 days or less)	(710)	(4,168)	280
Newly issued debt (maturities longer than 90 days)	364	15,028	2,185
Repayments and other debt reductions (maturities longer than 90 days)	(36,521)	(29,632)	(16,307)
Dividends paid to shareholders	(575)	(648)	(649)
Cash paid for debt extinguishment costs	(7,196)	(335)	(255)
All other financing activities	(658)	(6)	(941)
Cash from (used for) financing activities – continuing operations	(45,296)	(19,762)	(15,686)
Cash from (used for) financing activities – discontinued operations	119	(90)	(446)
Cash from (used for) financing activities	(45,177)	(19,852)	(16,133)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(213)	145	(50)
Increase (decrease) in cash, cash equivalents and restricted cash	(20,750)	531	1,529
Cash, cash equivalents and restricted cash at beginning of year	37,608	37,077	35,548
Cash, cash equivalents and restricted cash at December 31	16,859	37,608	37,077
Less cash, cash equivalents and restricted cash of discontinued operations at December 31	736	623	774
Cash, cash equivalents and restricted cash of continuing operations at December 31	$16,123	$36,985	$36,303
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(2,536)	$(2,976)	$(4,101)
2021 FORM 10-K 49

STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31 (In millions)	2021	2020	2019
Net earnings (loss)	$(6,591)	$5,546	$(4,912)
Less net earnings (loss) attributable to noncontrolling interests	(71)	(158)	66
Net earnings (loss) attributable to the Company	$(6,520)	$5,704	$(4,979)

Currency translation adjustments	(174)	435	1,275
Benefit plans	9,044	1,632	1,229
Investment securities and cash flow hedges	2,466	(78)	136
Less: other comprehensive income (loss) attributable to noncontrolling interests	5	6	(40)
Other comprehensive income (loss) attributable to the Company	$11,330	$1,984	$2,681

Comprehensive income (loss)	$4,745	$7,536	$(2,272)
Less: comprehensive income (loss) attributable to noncontrolling interests	(66)	(152)	26
Comprehensive income (loss) attributable to the Company	$4,810	$7,688	$(2,297)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31 (In millions)	2021	2020	2019
Preferred stock issued	$6	$6	$6
Common stock issued	$15	$702	$702

Beginning balance	(9,749)	(11,732)	(14,414)
Currency translation adjustments	(177)	433	1,315
Benefit plans	9,041	1,628	1,231
Investment securities and cash flow hedges	2,466	(78)	135
Accumulated other comprehensive income (loss)	$1,582	$(9,749)	$(11,732)
Beginning balance	34,307	34,405	35,504
Gains (losses) on treasury stock dispositions	(740)	(703)	(925)
Stock-based compensation	429	429	475
Other changes	696	176	(649)
Other capital	$34,691	$34,307	$34,405
Beginning balance	92,247	87,732	93,109
Net earnings (loss) attributable to the Company	(6,520)	5,704	(4,979)
Dividends and other transactions with shareholders	(617)	(1,014)	(766)
Changes in accounting	—	(175)	368
Retained earnings	$85,110	$92,247	$87,732
Beginning balance	(81,961)	(82,797)	(83,925)
Purchases	(107)	(28)	(57)
Dispositions	974	864	1,186
Common stock held in treasury	$(81,093)	$(81,961)	$(82,797)
GE shareholders' equity balance	40,310	35,552	28,316
Noncontrolling interests balance	1,302	1,522	1,545
Total equity balance at December 31	$41,612	$37,073	$29,861

2021 FORM 10-K 50

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
FINANCIAL STATEMENT PRESENTATION. On November 1, 2021, we completed the combination of our GE Capital Aviation Services (GECAS) business with AerCap Holdings N.V. (AerCap). Upon completion of this transaction, in order to focus on our core industrial businesses of Aviation, Healthcare, Renewable Energy and Power, we voluntarily transitioned from three-column to simpler one-column financial statement reporting for all periods presented.

Previously, we presented our financial statements in a three-column format, which allowed investors to see our industrial operations separately from our financial services operations (GE Capital). Moving to one-column consolidated financial statements reflects the reduction in size of our financial services portfolio as a result of various strategic actions taken over recent years.

We also made these related reporting changes for all periods presented:
•began presenting the results of the remainder of our former Capital segment, including Energy Financial Services (EFS) and our run-off insurance operations, within Corporate.
•reclassified amounts related to our EFS, Working Capital Solutions (WCS) and Treasury businesses from our formerly captioned GE Capital revenues from services to Other income to align with our industrial segment presentation of derivative, equity method and other investment income. There was no change to the presentation of our run-off Insurance revenues and, consequently, our run-off Insurance revenues are now presented as a separate line in our Statement of Earnings (Loss).
•reclassified our formerly captioned Financing receivables and Other GE Capital receivables to All other assets to further simplify our Statement of Financial Position given the reduction of these balances over time in relation to consolidated total assets.
•ceased referring to GE Industrial, a term formerly defined as the adding together of all industrial affiliates giving effect to the elimination of transactions among such affiliates.
•redefined the basis on which profit is determined for the remainder of our former Capital segment which is now reported within Corporate. Previously, Interest and other financial charges, income taxes, non-operating benefit costs and preferred stock dividends were included in determining our former Capital segment profit (which we sometimes referred to as net earnings). To align with our industrial segments, these items are now excluded in determining profit for all businesses reported within Corporate except EFS, which will continue to be reported on a net earnings basis given the integral nature of Production Tax Credits (PTCs) and Investment Tax Credits (ITCs) in relation to its business model.

In addition, effective December 31, 2021, we have changed the way we present sales of spare parts, upgrade equipment and other aftermarket goods that are used in the provision of our services in our Statement of Earnings (Loss) to conform with the way we manage the businesses and have historically presented them in MD&A and other related notes. Specifically, we now consistently present sales of spare parts used in a service arrangement as part of Sales of services and the related costs as Costs of services sold. While this presentation change has no impact on Total revenues or Total costs and expenses, including the timing of revenue recognition, Sales of services now includes $11,425 million, $11,823 million and $16,058 million of revenues and Cost of services sold now includes $5,776 million, $6,751 million and $8,269 million of costs for the years ended December 31, 2021, 2020 and 2019, respectively, for tangible products primarily attributable to spare part sales at our Aviation and Power segments.

Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP), which requires us to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position and cash flows. In particular, a number of estimates have been and will continue to be affected by the ongoing Coronavirus Disease 2019 (COVID-19) pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangibles, long-lived assets and investment securities, revisions to estimated profitability on long-term product service agreements, incremental credit losses on receivables and debt securities, a change in the carrying amount of our tax assets and liabilities, or a change in our insurance liabilities and pension obligations as of the time of a relevant measurement event.

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

2021 FORM 10-K 51

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

We recognize revenue as we perform under the arrangements using the percentage of completion method, which is based on our costs incurred to date relative to our estimate of total expected costs. Our estimate of costs to be incurred to fulfill our promise to a customer is based on our history of manufacturing or constructing similar assets for customers and is updated routinely to reflect changes in quantity or pricing of the inputs. We provide for potential losses on these agreements when it is probable that we will incur the loss.

Our billing terms for these over-time contracts are generally based on achieving specified milestones. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions. See Note 8 for further information.

Performance Obligations Satisfied at a Point in Time. We recognize revenue on agreements for non-customized equipment including commercial aircraft engines, healthcare equipment and other goods we manufacture on a standardized basis for sale to the market at the point in time that the customer obtains control of the product, which is generally no earlier than when the customer has physical possession. We use proof of delivery for certain large equipment with more complex logistics, whereas the delivery of other equipment is estimated based on historical averages of in-transit periods (i.e., time between shipment and delivery).

Where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have concluded that the customer has control of the equipment and that acceptance is likely to occur. We do not provide for anticipated losses on point-in-time transactions prior to transferring control of the equipment to the customer.

Our billing terms for these point-in-time equipment contracts generally coincide with delivery to the customer; however, within certain businesses, we receive progress collections from customers for large equipment purchases, to generally reserve production slots.

REVENUES FROM THE SALE OF SERVICES. Consistent with our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discussion and the way we manage our businesses, we refer to sales under service agreements, which includes both goods (such as spare parts and equipment upgrades) and related services (such as monitoring, maintenance and repairs) as sales of “services,” which is an important part of our operations. We sometimes offer our customers financing discounts for the purchase of certain equipment when sold in contemplation of long-term service agreements. These sales are accounted for as financing arrangements when payments for the equipment are collected through higher usage-based fees from servicing the equipment. See Note 8 for further information.

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

Our billing terms for these arrangements are generally based on the utilization of the asset (e.g., per hour of usage) or upon the occurrence of a major maintenance event within the contract, such as an overhaul. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions. See Note 8 for further information.

2021 FORM 10-K 52

We also enter into long-term services agreements in our Healthcare and Renewable Energy segments. Revenues are recognized for these arrangements on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to routine maintenance and as needed equipment repairs. We generally invoice periodically as services are provided.

Performance Obligations Satisfied at a Point in Time. We sell certain tangible products, largely spare parts, through our services businesses. We recognize revenues and bill our customers at the point in time that the customer obtains control of the good, which is at the point in time we deliver the spare part to the customer.

COLLABORATIVE ARRANGEMENTS. Our Aviation business enters into collaborative arrangements and joint ventures with manufacturers and suppliers of components used to build and maintain certain engines. Under these arrangements, GE and its collaborative partners share in the risks and rewards of these programs through various revenue, cost and profit sharing payment structures. GE recognizes revenue and costs for these arrangements based on the scope of work GE is responsible for transferring to its customers. GE’s payments to participants are primarily recorded as either cost of services sold ($2,125 million, $2,407 million and $3,517 million for the years ended December 31, 2021, 2020 and 2019, respectively) or as cost of equipment sold ($751 million, $1,093 million and $1,396 million for the years ended December 31, 2021, 2020 and 2019, respectively). Our most significant collaborative arrangement is with Safran Aircraft engines, a subsidiary of Safran Group of France, which sells LEAP and CFM56 engines through CFM International, a jointly owned non-consolidated company. GE makes substantial sales of parts and services to CFM International based on arms-length terms.

INSURANCE REVENUES. Insurance revenues is comprised primarily of premiums and investment income related to our run-off Insurance business. For traditional long-duration insurance contracts, we report premiums as revenue when due. Premiums received on non-traditional long-duration insurance contracts and investment contracts, including annuities without significant mortality risk, are not reported as revenues but rather as deposit liabilities. We recognize revenues for charges and assessments on these contracts, mostly for mortality, contract initiation, administration and surrender. Amounts credited to policyholder accounts are charged to expense.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH. Debt securities and money market instruments with original maturities of three months or less are included in cash, cash equivalents and restricted cash unless classified as available-for-sale investment securities. Restricted cash primarily comprised funds restricted in connection with certain ongoing litigation matters and amounted to $317 million and $408 million at December 31, 2021 and December 31, 2020, respectively.

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

CURRENT RECEIVABLES. Amounts due from customers arising from the sales of equipment and services are recorded at the outstanding amount, less allowance for losses. We regularly monitor the recoverability of our receivables. See Note 4 for further information.

ALLOWANCE FOR CREDIT LOSSES. When we record customer receivables, contract assets and financing receivables arising from revenue transactions, as well as commercial mortgage loans and reinsurance recoverables in our run-off insurance operations, financial guarantees and certain commitments, we record an allowance for credit losses for the current expected credit losses (CECL) inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. We evaluate debt securities with unrealized losses to determine whether any of the losses arise from concerns about the issuer’s credit or the underlying collateral and record an allowance for credit losses, if required.

2021 FORM 10-K 53

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

INVENTORIES. All inventories are stated at lower of cost or realizable values. Cost of inventories is primarily determined on a first-in, first-out (FIFO) basis. See Note 5 for further information.

PROPERTY, PLANT AND EQUIPMENT. The cost of property, plant and equipment is generally depreciated on a straight-line basis over its estimated economic life. See Note 6 for further information.

LEASE ACCOUNTING FOR LESSEE ARRANGEMENTS. At lease commencement, we record a lease liability and corresponding right-of-use (ROU) asset. Options to extend the lease are included as part of the ROU lease asset and liability when it is reasonably certain the Company will exercise the option. We have elected to include lease and non-lease components in determining our lease liability for all leased assets except our vehicle leases. Non-lease components are generally services that the lessor performs for the Company associated with the leased asset. The present value of our lease liability is determined using our incremental collateralized borrowing rate at lease inception. For leases with an initial term of 12 months or less, an ROU asset and lease liability is not recognized and lease expense is recognized on a straight-line basis over the lease term. We test ROU assets whenever events or changes in circumstance indicate that the asset may be impaired.

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

For other intangible assets that are not deemed indefinite-lived, cost is generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. See Note 7 for further information.

DERIVATIVES AND HEDGING. We use derivatives to manage a variety of risks, including risks related to interest rates, foreign exchange, certain equity investments and commodity prices. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. In evaluating whether a particular relationship qualifies for hedge accounting, we test effectiveness at inception and each reporting period thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. If fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third-party confirmation, as applicable. See Note 20 for further information.

DEFERRED INCOME TAXES. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when those taxes are paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we consider it more likely than not that a deferred tax asset will not be recovered, a valuation allowance is established. Deferred taxes, as needed, are provided for our investment in affiliates and associated companies when we plan to remit those earnings. See Note 14 for further information.

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
2021 FORM 10-K 54

Reinsurance recoverables are recorded when we cede insurance risk to third parties but are not relieved from our primary obligation to policyholders and cedents. When losses on ceded risks give rise to claims for recovery, we establish allowances for probable losses on such receivables from reinsurers as required. See Note 11 for further information.

POSTRETIREMENT BENEFIT PLANS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. We use a December 31 measurement date for these plans. On our Statement of Financial Position, we measure our plan assets at fair value and the obligations at the present value of the estimated payments to plan participants. Participants earn benefits based on their service and pay. Those estimated future payment amounts are determined based on assumptions. Differences between our actual results and what we assumed are recorded in a separate component of equity each period. These differences are amortized into earnings over the remaining average future service of active employees or the expected life of inactive participants, as applicable, who participate in the plan. See Note 12 for further information.

LOSS CONTINGENCIES. Loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. Such contingencies include, but are not limited to environmental obligations, litigation, regulatory investigations and proceedings, product quality and losses resulting from other events and developments. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. See Note 22 for further information.

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

FAIR VALUE MEASUREMENTS. The following sections describe the valuation methodologies we use to measure financial and non-financial instruments accounted for at fair value including certain assets within our pension plans and retiree benefit plans. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These inputs establish a fair value hierarchy: Level 1 – Quoted prices for identical instruments in active markets; Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and Level 3 – Significant inputs to the valuation model are unobservable.

RECURRING FAIR VALUE MEASUREMENTS. For financial assets and liabilities measured at fair value on a recurring basis, primarily investment securities and derivatives, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. See Note 19 for further information.

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

2021 FORM 10-K 55

Investments in private equity, real estate and collective funds held within our pension plans. Most investments are generally valued using the net asset value (NAV) per share as a practical expedient for fair value provided certain criteria are met. The NAVs are determined based on the fair values of the underlying investments in the funds. Investments that are measured at fair value using the NAV practical expedient are not required to be classified in the fair value hierarchy. Investments classified within Level 3 primarily relate to real estate and private equities which are valued using unobservable inputs, primarily by discounting expected future cash flows, using comparative market multiples, third-party pricing sources, or a combination of these approaches as appropriate. See Note 12 for further information.

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

Long-lived Assets. Fair values of long-lived assets are primarily derived internally and are based on observed sales transactions for similar assets. In other instances for which we do not have comparable observed sales transaction data, collateral values are developed internally and corroborated by external appraisal information. Adjustments to third-party valuations may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information.

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

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS. On December 1, 2021, we completed the sale of GE's share of our boiler manufacturing business in China in our Power segment. In connection with the transaction, we recorded a loss on the disposal of this business of $170 million in Other income in our Statement of Earnings (Loss). See Note 18 for further information.

On March 31, 2020, we completed the sale of our BioPharma business within our Healthcare segment for total consideration of $21,112 million (after certain working capital adjustments) and incurred $185 million of cash payments directly associated with the transaction. As a result, in 2020, we recognized a pre-tax gain of $12,362 million ($11,213 million after-tax) in our Statement of Earnings (Loss).

DISCONTINUED OPERATIONS primarily comprise our GE Capital Aviation Services (GECAS) business, discontinued in 2021, our mortgage portfolio in Poland, and other trailing assets and liabilities associated with prior dispositions. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis.

GECAS. On November 1, 2021 we completed the combination of our GECAS business with AerCap for total consideration consisting of $22,583 million subject to future closing adjustments, 111.5 million shares of AerCap common stock (approximately 46% ownership interest) valued at approximately $6,583 million based on AerCap’s closing share price of $59.04 on October 29, 2021, and a $1,000 million AerCap senior note with an interest rate of 1.899% and a maturity date of November 1, 2025. In connection with the closing of the transaction, the Company recorded a non-cash pre-tax loss of $3,312 million ($3,882 million after-tax) in discontinued operations. Additionally, we have elected to prospectively measure our investment in AerCap at fair value and expect to fully monetize our stake over time.

We have continuing involvement with AerCap, primarily through our ownership interest, ongoing sales or leases of products and services, and transition services that we provide to AerCap. For the year ended December 31, 2021, we had direct and indirect sales of $29 million and purchases of $22 million with AerCap, primarily related to engine sales through airframers and engine leases, respectively.
2021 FORM 10-K 56

Baker Hughes (BKR). In September 2019, we reduced our ownership percentage in Baker Hughes from 50.2% to 36.8%. As a result, we deconsolidated our Baker Hughes segment and recognized a loss of $8,715 million ($8,238 million after-tax) in discontinued operations. We have continuing involvement with BKR primarily through our remaining interest, ongoing purchases and sales of products and services, transition services that we provide to BKR, as well as an aeroderivative joint venture (JV) we formed with BKR in the fourth quarter of 2019. The JV is a 50-50 joint venture between GE and BKR and was consolidated by GE due to the significance of our investment in BKR. In the fourth quarter of 2021, our investment in BKR fell below 20%, and we deconsolidated the JV. We recognized a pre-tax gain of $71 million in continuing operations in Other income in our Statement of Earnings (Loss) as a result of deconsolidation.

For the year ended December 31, 2021, we had sales of $716 million and purchases of $218 million with BKR for products and services outside of the JV. We collected net cash of $631 million from BKR related to sales, purchases and transition services. For the year ended December 31, 2021, we had sales of $364 million to BKR for products and services from the JV, and we collected cash of $489 million. The deconsolidation of the JV is not expected to have a material impact on Cash from operating activities (CFOA). In addition, for the year ended December 31, 2021, we received $39 million of repayments on the promissory note receivable from BKR and dividends of $173 million on our investment.

Transportation. In February 2019, we completed the spin-off and subsequent merger of our Transportation business with Wabtec. As a result, we recorded a gain of $3,471 million ($2,508 million after-tax) in discontinued operations.

Bank BPH. The mortgage portfolio in Poland (Bank BPH) comprises floating rate residential mortgages, 87% of which are indexed to or denominated in foreign currencies (primarily Swiss francs). At December 31, 2021, the total portfolio had a carrying value, net of reserves, of $1,799 million with a 2.05% 90-day delinquency rate and an average loan to value ratio of approximately 58.0%. The portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields as well as estimates with respect to ongoing litigation in Poland related to foreign currency-denominated mortgages and other factors. Loss from discontinued operations for the year ended December 31, 2021 included $509 million non-cash pre-tax charges, reflecting estimates with respect to ongoing litigation as well as market yields. To ensure appropriate capital levels, during the fourth quarter of 2021, we made a capital contribution of $360 million into Bank BPH. Future changes in the estimated legal liabilities or market yields could result in further losses and capital contributions related to these loans in future reporting periods. See Note 22 for further information.

RESULTS OF DISCONTINUED OPERATIONS For the year ended December 31, 2021	GECAS	Baker Hughes	Transportation	Other	Total
Total revenues	$—	$—	$—	$—	$—
Cost of equipment and services sold	(398)	—	—	—	(398)
Other income, costs and expenses	1,992	(10)	(6)	(584)	1,393
			—
Earnings (loss) of discontinued operations before income taxes	1,594	(10)	(6)	(584)	995
Benefit (provision) for income taxes	(258)	2	(1)	(78)	(335)
Earnings (loss) of discontinued operations, net of taxes(a)	1,336	(8)	(6)	(662)	660

Gain (loss) on disposal before income taxes	(3,312)	4	—	61	(3,246)
Benefit (provision) for income taxes	(570)	—	—	(38)	(608)
Gain (loss) on disposal, net of taxes	(3,882)	4	—	23	(3,855)

Earnings (loss) from discontinued operations, net of taxes	$(2,546)	$(4)	$(6)	$(639)	$(3,195)

For the year ended December 31, 2020
Total revenues	$—	$—	$—	$—	$—
Cost of equipment and services sold	(2,555)	—	—	—	(2,555)
Other income, costs and expenses	1,781	2	—	(197)	1,586
			—
Earnings (loss) of discontinued operations before income taxes	(773)	2	1	(197)	(968)
Benefit (provision) for income taxes	(13)	(13)	9	105	89
Earnings (loss) of discontinued operations, net of taxes(a)	(786)	(10)	9	(93)	(879)

Gain (loss) on disposal before income taxes	—	(23)	(12)	3	(31)
Benefit (provision) for income taxes	—	—	—	(1)	(1)
Gain (loss) on disposal, net of taxes	—	(23)	(12)	2	(32)

Earnings (loss) from discontinued operations, net of taxes	$(786)	$(33)	$(2)	$(90)	$(911)
2021 FORM 10-K 57

For the year ended December 31, 2019	GECAS	Baker Hughes	Transportation	Other	Total
Total revenues	$—	$16,047	$550	$—	$16,598
Cost of equipment and services sold	(2,069)	(13,317)	(478)	—	(15,863)
Other income, costs and expenses	3,272	(2,390)	(18)	(208)	656

Earnings (loss) of discontinued operations before income taxes	1,204	340	54	(208)	1,390
Benefit (provision) for income taxes	(175)	(176)	(15)	344	(21)
Earnings (loss) of discontinued operations, net of taxes(a)	1,029	165	39	135	1,369

Gain (loss) on disposal before income taxes	—	(8,715)	3,471	61	(5,183)
Benefit (provision) for income taxes	—	477	(963)	(5)	(491)
Gain (loss) on disposal, net of taxes	—	(8,238)	2,508	56	(5,675)

Earnings (loss) from discontinued operations, net of taxes	$1,029	$(8,074)	$2,547	$191	$(4,306)
(a) Earnings (loss) of discontinued operations from GECAS operations included $359 million, $2,545 million and $2,048 million of depreciation and amortization for the years ended December 31, 2021, 2020 and 2019, respectively. GECAS depreciation and amortization ceased on March 10, 2021.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	December 31, 2021	December 31, 2020
Cash, cash equivalents and restricted cash	$736	$623
Financing receivables - net	—	2,710
Financing receivables held for sale (Polish mortgage portfolio)	1,799	2,461
Property, plant, and equipment - net	88	28,429
All other assets	554	6,527
Assets of discontinued operations(a)	$3,177	$40,749

Deferred income taxes	—	2,172
Accounts payable and all other liabilities	887	3,714
Liabilities of discontinued operations(a)	$887	$5,886
(a) Included zero and $37,199 million of assets and zero and $4,997 million of liabilities for GECAS as of December 31, 2021 and 2020, respectively.

NOTE 3. INVESTMENT SECURITIES. All of our debt securities are classified as available-for-sale and substantially all are investment-grade supporting obligations to annuitants and policyholders in our run-off insurance operations. On November 1, 2021, we received 111.5 million ordinary shares of AerCap (approximately 46% ownership interest) and an AerCap senior note as partial consideration in conjunction with the GECAS transaction, for which we have adopted the fair value option. Our investment in BKR comprises 166.6 million shares (approximately 16% ownership interest) as of December 31, 2021. Both our AerCap and BKR investments are recorded as Equity securities with readily determinable fair values. We classify investment securities as current or non-current based on our intent regarding the usage of proceeds from those investments. Investment securities held within insurance entities are classified as non-current as they support the long-duration insurance liabilities.

	December 31, 2021				December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity and note (AerCap)	$—	$—	$—	$8,287	$—	$—	$—	$—
Equity (Baker Hughes)	—	—	—	4,010	—	—	—	7,319
Current investment securities	$—	$—	$—	$12,297	$—	$—	$—	$7,319
Debt
U.S. corporate	$25,182	$5,502	$(33)	$30,652	$23,604	$6,651	$(26)	$30,230
Non-U.S. corporate	2,361	343	(4)	2,701	2,283	458	(1)	2,740
State and municipal	2,639	573	(6)	3,205	3,387	878	(9)	4,256
Mortgage and asset-backed	3,950	117	(47)	4,019	3,652	171	(71)	3,752
Government and agencies	1,086	104	(2)	1,188	1,169	184	—	1,353
Other equity	443	—	—	443	218	—	—	218
Non-current investment securities	$35,662	$6,639	$(92)	$42,209	$34,313	$8,342	$(106)	$42,549

The amortized cost of debt securities excludes accrued interest of $415 million and $414 million as of December 31, 2021 and 2020, respectively, which is reported in All other current assets.

The estimated fair value of investment securities at December 31, 2021 increased since December 31, 2020, primarily due to the classification of our new equity interest in AerCap within investment securities and new insurance investments, partially offset by the sales of BKR shares and higher market yields.
2021 FORM 10-K 58

Total estimated fair value of debt securities in an unrealized loss position were $3,446 million and $1,765 million, of which $644 million and $165 million had gross unrealized losses of $(42) million and $(20) million and had been in a loss position for 12 months or more at December 31, 2021 and 2020, respectively. Gross unrealized losses of $(92) million at December 31, 2021 included $(33) million related to U.S. corporate securities and $(32) million related to commercial mortgage-backed securities (CMBS). The majority of our CMBS in an unrealized loss position have received investment-grade credit ratings from the major rating agencies and are collateralized by pools of commercial mortgage loans on real estate.

Net unrealized gains (losses) for equity securities with readily determinable fair values, which are recorded in Other income within continuing operations, were $1,656 million, $(1,670) million and $800 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Proceeds from debt and equity securities sales, early redemptions by issuers and principal payments on the BKR promissory note totaled $6,666 million, $5,060 million and $7,967 million for the years ended December 31, 2021, 2020 and 2019, respectively. Gross realized gains on debt securities were $69 million, $173 million and $114 million for the years ended December 31, 2021, 2020 and 2019, respectively. Gross realized losses and impairments on debt securities were $(11) million, $(68) million and $(60) million for the years ended December 31, 2021, 2020 and 2019, respectively.

Our run-off Insurance business cash flows are subject to regulatory restrictions. Associated purchases, dispositions and maturities of investment securities are as follows:

For the years ended December 31	2021	2020
Purchases of investment securities	$(4,286)	$(6,031)
Dispositions and maturities of investment securities	2,997	4,679
Net (purchases) dispositions of insurance investment securities	$(1,290)	$(1,352)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at December 31, 2021 are as follows:

	Amortized cost	Estimated fair value
Within one year	$358	$363
After one year through five years	3,475	3,778
After five years through ten years	6,278	7,287
After ten years	21,158	26,318

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.
In addition to the equity securities described above, we hold $441 million and $274 million of equity securities without readily determinable fair values at December 31, 2021 and 2020, respectively, that are classified within non-current All other assets in our Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were $46 million, $(141) million and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES
December 31	2021	2020
Aviation	$4,476	$4,417
Healthcare	3,033	2,336
Renewable Energy	1,847	2,401
Power	3,490	3,995
Corporate	233	310
Customer receivables	$13,079	$13,459
Non-income based tax receivables	1,222	1,346
Revenue sharing program receivables	1,166	1,038
Supplier advances	596	676
Deferred purchase price on receivables facility	—	413
Receivables from disposed businesses	148	242
Other sundry receivables	483	678
Sundry receivables	3,615	4,395
Allowance for credit losses(a)	(1,074)	(1,164)
Total current receivables	$15,620	$16,691
(a) Allowance for credit losses decreased primarily due to write-offs and foreign currency impact, partially offset by net new provisions of $150 million.

2021 FORM 10-K 59

Sales of current customer receivables. Effective April 1, 2021, we discontinued the majority of our factoring programs and subsequently announced the discontinuation of our remaining unconsolidated receivables facility effective in the fourth quarter of 2021. The remaining balance related to these discontinued programs was $161 million as of December 31, 2021. As shown in the table below, WCS no longer holds any GE business receivables. Customer receivables held by WCS and third parties were $3,134 million and $2,582 million, respectively, at March 31, 2021. When GE businesses sell customer receivables to WCS or third parties, they accelerate the receipt of cash that would otherwise have been collected from customers. In any given period, the amount of cash received from sales of customer receivables compared to the cash GE would have otherwise collected had those customer receivables not been sold represents the cash generated or used in the period relating to this activity. As of December 31, 2020, GE businesses sold approximately 40% of their gross customer receivables to WCS or third parties. Separately from the factoring programs that have been discontinued, the Company from time to time sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. Activity related to customer receivables sold by GE businesses is as follows:

	WCS	Third Parties		WCS	Third Parties
	2021			2020
Balance at January 1	$3,618	$2,992		$3,087	$6,757
GE businesses sales to WCS	13,773	—		32,869	—
GE businesses sales to third parties	—	1,415	(a)	—	863
WCS sales to third parties	(10,816)	10,816		(18,654)	18,654
Collections and other	(6,676)	(15,062)		(14,004)	(23,283)
Reclassification from long-term customer receivables	100	—		321	—
Balance at December 31	$—	$161		$3,618	$2,992
(a) Related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, the Company has no continuing involvement, fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice due date.

LONG-TERM RECEIVABLES
December 31	2021	2020
Long-term customer receivables	$521	$585
Financing receivables	592	713
Supplier advances	309	351
Non-income based tax receivables	245	244
Receivables from disposed businesses	150	230
Sundry receivables	440	569
Allowance for credit losses	(160)	(174)
Total long-term receivables	$2,097	$2,518

UNCONSOLIDATED RECEIVABLES FACILITIES. In the fourth quarter of 2021, we discontinued our one remaining revolving receivables facility, under which customer receivables purchased from GE businesses were sold to third parties. Upon the sale of receivables, we received proceeds of cash and deferred purchase price and the Company’s remaining risk with respect to the sold receivables was limited to the balance of the deferred purchase price. As a result of our termination and settlement of the facility, there are no remaining receivables in the facility and the balance of our deferred purchase price was reduced to zero.

Activity related to our unconsolidated receivables facilities is included in the WCS sales to third parties line in the sales of GE businesses current customer receivables table above and is as follows:

For the years ended December 31	2021	2020
Customer receivables sold to receivables facilities	$9,324	$13,591
Collections and other on receivables sold to receivables facilities	11,371	15,515
Total cash purchase price for customer receivables	8,683	13,031
Cash collections re-invested to purchase customer receivables	7,920	11,567

Non-cash increases to deferred purchase price	$608	$481
Cash payments received on deferred purchase price	597	489

CONSOLIDATED SECURITIZATION ENTITIES. GE consolidated two variable interest entities (VIEs) that purchased customer receivables and long-term customer receivables from GE businesses prior to the April 1, 2021 discontinuation of the majority of the Company's factoring programs. At December 31, 2021, there were no remaining assets or liabilities in these entities. At December 31, 2020, these VIEs held current customer receivables of $1,489 million and long-term customer receivables of $93 million. At December 31, 2020, the outstanding non-recourse debt under their respective debt facilities was $892 million.

2021 FORM 10-K 60

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	December 31, 2021	December 31, 2020
Raw materials and work in process	$8,710	$7,937
Finished goods	4,927	5,654
Deferred inventory costs(a)	2,210	2,299
Inventories, including deferred inventory costs	$15,847	$15,890
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aviation) and other costs for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	Depreciable lives	Original Cost		Net Carrying Value
December 31	(in years)	2021	2020	2021	2020
Land and improvements	8	$585	$602	$576	$592
Buildings, structures and related equipment	8 - 40	8,311	8,295	3,728	3,841
Machinery and equipment	4 - 20	21,036	21,151	7,356	7,968
Leasehold costs and manufacturing plant under construction	1 - 10	1,971	2,051	1,343	1,447
ROU operating lease assets				2,606	2,852
Property, plant and equipment - net		$31,904	$32,098	$15,609	$16,699

In the third quarter of 2020, we recognized a non-cash pre-tax impairment charge of $316 million related to property, plant and equipment at our Steam business within our Power segment due to our announcement to exit the new build coal power market. We determined the fair value of these assets using an income approach. This charge was recorded by Corporate in Selling, general, and administrative expenses in our Statement of Earnings (Loss).

Operating Lease Liabilities. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $2,848 million and $3,195 million, as of December 31, 2021 and 2020, respectively. Substantially all of our operating leases have remaining lease terms of 14 years or less, some of which may include options to extend.

OPERATING LEASE EXPENSE	2021	2020	2019
Long-term (fixed)	$770	$827	$893
Long-term (variable)	119	143	175
Short-term	192	206	201
Total operating lease expense	$1,081	$1,176	$1,269

MATURITY OF LEASE LIABILITIES	2022	2023	2024	2025	2026	Thereafter	Total
Undiscounted lease payments	$729	$620	$504	$353	$262	$821	$3,289
Less: imputed interest							442
Total lease liability as of December 31, 2021							$2,848

SUPPLEMENTAL INFORMATION RELATED TO OPERATING LEASES	2021	2020	2019
Operating cash flows used for operating leases	$834	$835	$961
Right-of-use assets obtained in exchange for new lease liabilities	603	594	739
Weighted-average remaining lease term	7.2 years	6.7 years	7.1 years
Weighted-average discount rate	4.0%	4.6%	4.9%

NOTE 7. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
ACQUISITIONS. On December 21, 2021 our Healthcare business acquired BK Medical, a leader in surgical ultrasound imaging and guidance technology, for $1,455 million. The preliminary purchase price allocation resulted in goodwill of approximately $1,020 million and amortizable intangible assets of approximately $393 million. The allocation of the purchase price will be finalized upon completion of post-closing procedures.
2021 FORM 10-K 61

CHANGES IN GOODWILL BALANCES
		2020				2021
	Balance at December 31, 2019	Acquisitions	Impairments	Currency exchange and other	Balance at December 31, 2020	Acquisitions	Currency exchange and other	Balance at December 31, 2021
Aviation	$9,859	$—	$(877)	$266	$9,247	$—	$(234)	$9,013
Healthcare	11,728	89	—	37	11,855	1,064	(40)	12,879
Renewable Energy	3,290	—	—	111	3,401	—	(169)	3,231
Power	145	—	—	—	146	—	(1)	145
Corporate(a)	873	—	—	2	876	43	(4)	914
Total	$25,895	$90	$(877)	$417	$25,524	$1,106	$(448)	$26,182
(a) Corporate balance at December 31, 2021 and 2020 comprises our Digital business.

In the fourth quarter of 2021, we performed our annual impairment test. Based on the results of this test, the fair values of each of our reporting units exceeded their carrying values. In the second quarter of 2020, we recognized a non-cash goodwill impairment loss in our Additive reporting unit in our Aviation segment of $877 million in the caption Goodwill impairments in our Statement of Earnings (Loss).

Determining the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

		2021			2020
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION December 31	Useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related(a)	3-35	$6,400	$(3,250)	$3,150	$6,765	$(3,350)	$3,415
Patents and technology	2-25	8,592	(4,361)	4,230	8,191	(4,135)	4,056
Capitalized software	3-10	5,764	(3,999)	1,765	5,822	(3,836)	1,986
Trademarks & other	3-50	449	(313)	136	541	(328)	213
Total		$21,205	$(11,923)	$9,282	$21,319	$(11,648)	$9,671
(a) Balance includes payments made to our customers, primarily within our Aviation business.

Substantially all other intangible assets are subject to amortization. Intangible assets decreased $388 million in 2021, primarily as a result of amortization partially offset by the acquisition of patents and technology and capitalized software mainly at Aviation and Healthcare of $945 million. Consolidated amortization expense was $1,138 million, $1,336 million and $1,523 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In the third quarter of 2020, we recognized a non-cash pre-tax impairment charge of $113 million related to intangible assets at our Steam business within our Power segment due to our announcement to exit the new build coal power market. We determined the fair value of these intangible assets using an income approach. This charge was recorded by Corporate in Selling, general, and administrative expenses in our Statement of Earnings (Loss).

Estimated consolidated annual pre-tax amortization for intangible assets over the next five calendar years are as follows:

ESTIMATED 5 YEAR CONSOLIDATED AMORTIZATION	2022	2023	2024	2025	2026
Estimated annual pre-tax amortization	$1,234	$1,158	$1,075	$999	$925

During 2021, we recorded additions to intangible assets subject to amortization of $1,008 million with a weighted-average amortizable period of 9.0 years, including patents and technology of $639 million, with a weighted-average amortizable period of 10.4 years.

NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $647 million in the year ended December 31, 2021 primarily due to decreased long-term service agreements and the timing of billing milestones ahead of revenue recognition on long-term equipment contracts, partially offset by increased customer advances and other. Our long-term service agreements decreased primarily due to billings of $9,967 million, offset by revenues recognized of $9,480 million, a net unfavorable change in estimated profitability of $321 million at Aviation and a net favorable change in estimated profitability of $44 million at Power.

2021 FORM 10-K 62

December 31, 2021	Aviation	Healthcare	Renewable Energy	Power	Corporate	Total
Revenues in excess of billings	$2,478	$—	$—	$5,495	$—	$7,972
Billings in excess of revenues	(5,731)	—	—	(1,614)	—	(7,346)
Long-term service agreements	$(3,253)	$—	$—	$3,880	$—	$627
Short-term and other service agreements	340	166	87	80	20	692
Equipment contract revenues	33	287	1,297	1,709	236	3,562
Current contract assets	$(2,881)	$453	$1,384	$5,669	$256	$4,881

Nonrecurring engineering costs	2,479	31	28	12	—	2,550
Customer advances and other	2,620	154	—	801	—	3,574
Non-current contract and other deferred assets	$5,099	$184	$28	$813	$—	$6,124
Total contract and other deferred assets	$2,218	$637	$1,412	$6,482	$256	$11,005

December 31, 2020
Revenues in excess of billings	$3,072	$—	$—	$5,282	$—	$8,354
Billings in excess of revenues	(5,375)	—	—	(1,640)	—	(7,015)
Long-term service agreements	$(2,304)	$—	$—	$3,642	$—	$1,338
Short-term and other service agreements	282	173	106	129	29	719
Equipment contract revenues	59	306	1,127	2,015	201	3,707
Current contract assets	$(1,963)	$479	$1,233	$5,786	$229	$5,764

Nonrecurring engineering costs	2,409	31	34	16	—	2,490
Customer advances and other	2,481	128	—	822	(32)	3,398
Non-current contract and other deferred assets	$4,889	$159	$34	$838	$(32)	$5,888
Total contract and other deferred assets	$2,927	$638	$1,268	$6,623	$197	$11,653

Progress collections and deferred income. Progress collections represent cash received from customers under ordinary commercial payment terms in advance of delivery. Progress collections on equipment contracts primarily comprise milestone payments received from customers prior to the manufacture and delivery of customized equipment orders. Other progress collections primarily comprise down payments from customers to reserve production slots for standardized inventory orders such as advance payments from customers when they place orders for wind turbines and blades within our Renewable Energy segment and payments from airframers and airlines for install and spare engines, respectively, within our Aviation segment.

Progress collections and deferred income decreased $811 million primarily due to the timing of revenue recognition in excess of new collections received, primarily at Renewable Energy and Aviation. Revenues recognized for contracts included in a liability position at the beginning of the year were $14,569 million and $12,712 million for the years ended December 31, 2021 and 2020, respectively.

December 31, 2021	Aviation	Healthcare	Renewable Energy	Power	Corporate	Total
Progress collections on equipment contracts	$142	$—	$1,843	$5,198	$—	$7,183
Other progress collections	4,469	522	2,866	385	111	8,354
Current deferred income	170	1,336	198	33	99	1,835
Progress collections and deferred income	$4,782	$1,858	$4,907	$5,615	$210	$17,372
Non-current deferred income	1,090	592	194	110	3	1,989
Total Progress collections and deferred income	$5,871	$2,450	$5,101	$5,725	$213	$19,361

December 31, 2020
Progress collections on equipment contracts	$214	$—	$1,229	$4,918	$—	$6,362
Other progress collections	4,623	414	4,604	458	152	10,252
Current deferred income	132	1,309	194	17	105	1,757
Progress collections and deferred income	$4,969	$1,724	$6,028	$5,393	$257	$18,371
Non-current deferred income	898	564	214	116	10	1,801
Total Progress collections and deferred income	$5,867	$2,288	$6,241	$5,509	$267	$20,172

2021 FORM 10-K 63

NOTE 9. ALL OTHER ASSETS

December 31	2021	2020
Derivative instruments (Note 20)	$684	$487
Assets held for sale	208	212
Prepaid taxes and deferred charges	341	408
Cash collateral on derivatives	76	812
Accrued interest and investment income	426	538
Other	199	202
All other current assets	$1,933	$2,659

Equity method and other investments	7,840	6,383
Long-term receivables (Note 4)	2,097	2,518
Prepaid taxes and deferred charges	800	800
Insurance receivables	4,705	4,661
Insurance cash and cash equivalents(a)	353	455
Pension surplus	2,784	843
Other	461	366
All other non-current assets	$19,040	$16,025
Total All other assets	$20,973	$18,684
(a) Cash and cash equivalents in our insurance entities are subject to regulatory restrictions and used for operations of those entities. Therefore, the balance is included in All other assets.

Equity method investments. Unconsolidated entities over which we have significant influence are accounted for as equity method investments and presented on a one-line basis in All other assets on our Statement of Financial Position. Equity method income includes our share of the results of unconsolidated entities, gains (loss) from sales and impairments of investments, which is included in Other income and in Insurance revenues in our Statement of Earnings (Loss). See Note 1 for further information.

	Equity method investment balance		Equity method income (loss)
December 31	2021	2020	2021	2020	2019
Aviation	$2,000	$2,032	$58	$(41)	$204
Healthcare	223	251	27	7	19
Renewable Energy	739	724	39	13	(2)
Power	977	576	23	43	(4)
Corporate(a)	3,451	2,517	68	23	48
Total consolidated	$7,391	$6,100	$215	$46	$265
(a) Equity method investments within Corporate include investments held by EFS of $1,943 million and $1,816 million and held by our run-off insurance operations of $1,480 million and $669 million as of December 31, 2021 and 2020, respectively.

NOTE 10. BORROWINGS

December 31		2021		2020
		Amount	Average Rate	Amount	Average Rate
Current portion of long-term borrowings
Senior notes issued by GE		$1,249	1.39%	$36	5.03%
Senior and subordinated notes assumed by GE		1,645	2.05%	2,432	3.49%
Senior notes issued by GE Capital		1,370	0.63%	788	1.58%
Other		97		1,457
Total short-term borrowings		$4,361		$4,713

	Maturities	Amount	Average Rate	Amount	Average Rate
Senior notes issued by GE	2023-2050	$5,373	2.87%	$18,994	2.90%
Senior and subordinated notes assumed by GE	2023-2055	11,306	3.73%	19,957	3.25%
Senior notes issued by GE Capital	2023-2042	13,274	4.26%	30,320	3.41%
Other		870		917
Total long-term borrowings		$30,824		$70,189
Total borrowings		$35,186		$74,902

The Company has provided a full and unconditional guarantee on the payment of the principal and interest on all senior and subordinated outstanding long-term debt securities issued by subsidiaries of GE Capital. This guarantee applied to $13,719 million and $28,503 million of senior notes and other debt issued by GE Capital at December 31, 2021 and December 31, 2020, respectively.

2021 FORM 10-K 64

In the second quarter of 2021, we completed a debt tender to repurchase a total of $7,275 million of debt, comprising $4,084 million of GE-issued debt with maturities ranging from 2022 through 2050, and $3,191 million of GE assumed debt with maturities ranging from 2021 through 2039. In the fourth quarter of 2021, we completed a debt tender to repurchase a total of $25,350 million of debt, comprised of $7,744 million of GE-issued debt with maturities ranging from 2022 through 2050, $4,718 million of GE assumed debt with maturities ranging from 2022 through 2040 and $12,888 million of GE Capital issued debt with maturities ranging from 2022 through 2039.

See Note 20 for further information about borrowings and associated interest rate swaps.

Long-term debt maturities over the next five years follow.

	2022		2023	2024	2025	2026
Debt issued by GE	$1,249		$482	$175	$905	$31
Debt assumed by GE	1,645		1,627	498	236	1,137
Debt issued by GE Capital	1,370	(a)	1,297	111	700	159
(a)Fixed and floating rate notes of $309 million contain put options with exercise dates in 2022, which have final maturity beyond 2036.

The total interest payments on consolidated borrowings are estimated to be $1,245 million, $1,130 million, $1,081 million, $1,047 million and $1,009 million for 2022, 2023, 2024, 2025 and 2026, respectively.

NOTE 11. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenues of $3,106 million, $2,865 million and $2,802 million, profit (loss) of $566 million, $197 million and $(821) million and net earnings (loss) of $444 million, $143 million and $(663) million for the years ended December 31, 2021, 2020 and 2019, respectively. These operations were supported by assets of $49,894 million and $50,067 million at December 31, 2021 and 2020, respectively. A summary of our insurance contracts is presented below:

December 31, 2021	Long-term care	Structured settlement annuities & life	Other contracts	Other adjustments(a)	Total
Future policy benefit reserves	$17,097	$8,902	$188	$3,394	$29,581
Claim reserves	4,546	258	585	—	5,389
Investment contracts	—	955	954	—	1,909
Unearned premiums and other	15	184	89	—	287
Total	$21,658	$10,299	$1,815	$3,394	$37,166

December 31, 2020
Future policy benefit reserves	$16,934	$9,207	$181	$8,160	$34,482
Claim reserves	4,393	275	694	—	5,362
Investment contracts	—	1,034	1,016	—	2,049
Unearned premiums and other	19	189	89	—	298
Total	$21,346	$10,705	$1,980	$8,160	$42,191
(a) The decrease in Other adjustments of $4,766 million is a result of the higher margin resulting from the 2021 premium deficiency test and the decline in unrealized gains on investment securities.

Claim reserve activity included incurred claims of $1,699 million, $1,801 million and $1,873 million, of which $(46) million, $(1) million and $(36) million related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation in the years ended December 31, 2021, 2020 and 2019, respectively. Paid claims were $1,709 million, $1,728 million and $1,626 million in the years ended December 31, 2021, 2020 and 2019, respectively.

Reinsurance recoveries are recorded as a reduction of insurance losses and annuity benefits in our Statement of Earnings (Loss) and amounted to $351 million, $350 million and $362 million for the years ended December 31, 2021, 2020 and 2019, respectively. Reinsurance recoverables, net of allowances of $1,654 million and $1,510 million, are included in non-current All other assets in our Statement of Financial Position, and amounted to $2,651 million and $2,552 million at December 31, 2021 and 2020, respectively. The vast majority of our remaining net reinsurance recoverables are secured by assets held in a trust for which we are the beneficiary.

2021 FORM 10-K 65

2021 Premium Deficiency Testing. We completed our annual premium deficiency testing in the aggregate across our run-off insurance portfolio in the third quarter of 2021. The results of our testing indicated a significant increase in the positive margin to approximately 11% of the related future policy benefit reserves recorded at September 30, 2021. As a result, the assumptions updated in connection with the premium deficiency recognized in 2019 remain locked-in and will remain so unless another premium deficiency occurs in the future. We also noted our projections as of third quarter 2021 indicate the present value of projected earnings in each future year to be positive, and,therefore, no further adjustments to our future policy benefit reserves were required at this time. Considering the results of the 2021 premium deficiency test which resulted in a margin, any future net adverse changes in our assumptions may reduce the margin or result in a premium deficiency requiring an increase to future policy benefit reserves. Any future net favorable changes to these assumptions could result in a lower projected present value of future cash flows and additional margin in our premium deficiency test and higher income over the remaining duration of the portfolio, including higher investment income.

Statutory accounting practices, not GAAP, determine the required statutory capital levels of our insurance legal entities and, therefore, may affect the amount or timing of capital contributions that may be required to our insurance legal entities. Statutory accounting practices are set forth by the National Association of Insurance Commissioners (NAIC) as well as state laws, regulation and general administrative rules and differ in certain respects from GAAP. The 2021 premium deficiency testing described above was performed on a GAAP basis. The adverse impact on our statutory additional actuarial reserves (AAR) arising from our revised assumptions in 2017, including the collectability of reinsurance recoverables, is expected to require approximately $14,500 million additional capital contributions to our run-off insurance operations in 2018—2024. For statutory accounting purposes, the Kansas Insurance Department (KID) approved our request for a permitted accounting practice to recognize the 2017 AAR increase over a seven-year period. We provided capital contributions to our insurance subsidiaries of $2,000 million, $2,000 million, $1,900 million and $3,500 million in the first quarters of 2021, 2020, 2019 and 2018, respectively. We expect to provide further capital contributions of approximately $5,500 million through 2024 (of which approximately $2,000 million is expected to be contributed in the first quarter of 2022 pending completion of our December 31, 2021 statutory reporting process, which includes asset adequacy testing), subject to ongoing monitoring by KID. GE is a party to capital maintenance agreements with its run-off insurance subsidiaries under which GE is required to maintain their statutory capital levels at 300% of their year-end Authorized Control Level risk-based capital requirements as defined from time to time by the NAIC.

NOTE 12. POSTRETIREMENT BENEFIT PLANS
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

DESCRIPTION OF OUR PLANS
Plan Category		Participants	Funding	Comments
Principal Pension Plans	GE Pension Plan	Covers U.S. participants ~177,000 retirees and beneficiaries, ~88,500 vested former employees and ~24,500 active employees	Our funding policy is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws. We may decide to contribute additional amounts beyond this level.
This plan has been closed to new participants since 2012. Benefits for ~20,000 employees with salaried benefits were frozen effective January 1, 2021, and thereafter these employees receive increased company contributions in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan (announced 10/2019).

	GE Supplementary Pension Plan	Provides supplementary benefits to higher-level, longer-service U.S. employees	This plan is unfunded. We pay benefits from company cash.
The annuity benefit has been closed to new participants since 2011 and has been replaced by an installment benefit (which was closed to new executives after 2020). Benefits for ~700 employees who became executives before 2011 were frozen effective January 1, 2021, and thereafter these employees accrue the installment benefit.

Other Pension Plans	41 U.S. and non-U.S. pension plans with pension assets or obligations greater than $50 million	Covers ~57,500 retirees and beneficiaries, ~48,000 vested former employees and ~17,500 active employees	Our funding policy is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws in each country. We may decide to contribute additional amounts beyond this level. We pay benefits for some plans from company cash.	In certain countries, benefit accruals have ceased and/or have been closed to new hires as of various dates.
Principal Retiree Benefit Plans	Provides health and life insurance benefits to certain eligible participants	Covers U.S. participants ~161,000 retirees and dependents and ~22,000 active employees	We fund retiree health benefits on a pay-as-you-go basis and the retiree life insurance trust at our discretion.	Participants share in the cost of the healthcare benefits.

2021 FORM 10-K 66

FUNDING STATUS BY PLAN TYPE	Benefit Obligation		Fair Value of Assets		Deficit/(Surplus)
	2021	2020	2021	2020	2021	2020
Principal Pension Plans:
GE Pension Plan (subject to regulatory funding)	$65,073	$68,945	$60,990	$58,843	$4,083	$10,102
GE Supplementary Pension Plan (not subject to regulatory funding)	7,226	7,353	—	—	7,226	7,353
	72,299	76,298	60,990	58,843	11,309	17,455
Other Pension Plans:
Subject to regulatory funding	19,698	21,793	22,280	21,283	(2,582)	510
Not subject to regulatory funding	2,558	2,865	210	223	2,348	2,642
Principal retiree benefit plans (not subject to regulatory funding)	4,308	5,019	42	134	4,266	4,885

Total plans subject to regulatory funding	84,771	90,738	83,270	80,126	1,501	10,612
Total plans not subject to regulatory funding	14,092	15,237	252	357	13,840	14,880
Total plans	$98,863	$105,975	$83,522	$80,483	$15,341	$25,492

FUNDING. The Employee Retirement Income Security Act (ERISA) determines minimum pension funding requirements in the U.S. In December 2020, we made a discretionary contribution of $2,500 million to the GE Pension Plan. No additional contributions were required or made during 2021 and based on our current assumptions, we do not anticipate having to make additional required contributions to the plan in the near future. On an ERISA basis, our estimate is that the GE Pension Plan was 107% and 94% funded at January 1, 2022 and 2021 respectively. The ERISA funded status is higher than the GAAP funded status (94% and 85% funded for 2021 and 2020 respectively) primarily because the ERISA prescribed interest rate for determining liabilities is calculated using a long-term average interest rate.

We expect to pay approximately $350 million for benefit payments under our GE Supplementary Pension Plan and administrative expenses of our principal pension plans and expect to contribute approximately $175 million to other pension plans in 2022. We fund retiree health benefits on a pay-as-you-go basis and the retiree life insurance trust at our discretion. We expect to contribute approximately $380 million in 2022 to fund such benefits.

ACTIONS. We announced that pension benefits for approximately 2,700 United Kingdom (UK) participants will be frozen effective January 1, 2022. We also announced that pension benefits for approximately 800 Canadian participants will be frozen effective December 31, 2023. These transactions are reflected as a curtailment loss in 2021. In December 2020, we transferred obligations of $1,706 million from the GE Pension Plan, representing the benefits of approximately 70,000 of GE’s retirees and beneficiaries, to a third-party insurance company by irrevocably committing to purchase group annuity contracts. The transaction was funded directly by the assets of the plan and is reflected as a settlement.

COST OF OUR BENEFITS PLANS	2021			2020			2019
AND ASSUMPTIONS	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Components of expense (income)
Service cost - operating	$237	$233	$44	$657	$243	$59	$654	$246	$58
Interest cost	1,951	383	103	2,350	422	150	2,780	542	202
Expected return on plan assets	(3,049)	(1,194)	—	(2,993)	(1,082)	(11)	(3,428)	(1,144)	(21)
Amortization of net loss (gain)	3,483	403	(79)	3,399	434	(82)	3,439	319	(118)
Amortization of prior service cost (credit)	28	(3)	(236)	146	1	(234)	135	3	(232)
Curtailment / settlement loss (gain)	—	76	—	—	12	—	349	13	(38)
Non-operating	$2,413	$(335)	$(212)	$2,902	$(213)	$(177)	$3,275	$(267)	$(207)
Net periodic expense (income)	$2,650	$(102)	$(168)	$3,559	$30	$(118)	$3,929	$(21)	$(149)
Weighted-average benefit obligations assumptions
Discount rate	2.94%	1.93%	2.64%	2.61%	1.44%	2.15%	3.36%	1.97%	3.05%
Compensation increases	3.05	2.35	2.63	2.95	3.06	2.82	2.95	3.16	3.75
Initial healthcare trend rate(a)	N/A	N/A	5.70	N/A	N/A	5.90	N/A	N/A	5.90
Weighted-average benefit cost assumptions
Discount rate(b)	2.61	1.44	2.15	3.36	1.97	3.05	4.07	2.75	4.12
Expected rate of return on plan assets	6.25	5.69	1.25	6.25	6.10	7.00	6.75	6.76	7.00
(a) For 2021, ultimately declining to 5% for 2030 and thereafter.
(b) Weighted average 2019 discount rate for principal pension was 4.07%. Discount rate was 4.34% for January 1, 2019 through September 30, 2019 and then changed to 3.24% for the remainder of 2019 due to the remeasurement of the plans.

2021 FORM 10-K 67

We expect 2022 net periodic benefit income for principal pension, other pension and principal retiree benefit plans to be about $40 million, which is a decrease of approximately $2,420 million in costs from 2021. The decrease is primarily due to expiration of the period over which some large losses from earlier years were being amortized and lower overall amortization of net actuarial losses as a result of actuarial and investment gains during 2021. The components of net periodic benefit costs, other than the service cost component, are included in Non-operating benefit costs in our Statement of Earnings (Loss).

PLAN FUNDED STATUS AND AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME)
	2021						2020
	Principal pension		Other pension		Principal retiree benefit		Principal pension		Other pension		Principal retiree benefit
Change in benefit obligations
Balance at January 1	$76,298		$24,658		$5,019		$71,756		$22,921		$5,160
Service cost	237		233		44		657		243		59
Interest cost	1,951		383		103		2,350		422		150
Participant contributions	15		24		60		69		28		63
Plan amendments	—		(1)		—		—		27		(7)
Actuarial loss (gain) - net	(2,448)	(a)	(1,561)	(a)	(446)		7,057	(a)	1,927	(a)	85
Benefits paid	(3,754)		(998)		(472)		(3,885)		(1,062)		(491)
Curtailments	—		(74)		—		—		(69)		—
Settlements	—		—		—		(1,706)	(b)	—		—
Dispositions/ acquisitions / other - net	—		(188)		—		—		(335)		—
Exchange rate adjustments	—		(220)		—		—		556		—
Balance at December 31	$72,299	(c)	$22,256		$4,308	(d)	$76,298	(c)	$24,658		$5,019	(d)
Change in plan assets
Balance at January 1	58,843		21,506		134		52,633		19,142		289
Actual gain (loss) on plan assets	5,559		1,602		41		8,926		2,542		(22)
Employer contributions	327		594		279		2,806		509		295
Participant contributions	15		24		60		69		28		63
Benefits paid	(3,754)		(998)		(472)		(3,885)		(1,062)		(491)
Settlements	—		—		—		(1,706)	(b)	—		—
Dispositions/ acquisitions / other - net	—		(138)		—		—		(59)		—
Exchange rate adjustments	—		(100)		—		—		406		—
Balance at December 31	$60,990		$22,490		$42		$58,843		$21,506		$134
Funded status - surplus (deficit)	$(11,309)		$234		$(4,266)		$(17,455)		$(3,152)		$(4,885)
Amounts recorded in Statement of Financial Position
Non-current assets - other	—		2,898		—		—		845		—
Current liabilities - other	(337)		(107)		(362)		(315)		(106)		(330)
Non-current liabilities - compensation and benefits	(10,972)		(2,557)		(3,904)		(17,140)		(3,891)		(4,555)
Net amount recorded	$(11,309)		$234		$(4,266)		$(17,455)		$(3,152)		$(4,885)
Amounts recorded in Accumulated other comprehensive loss (income)
Prior service cost (credit)	(109)		(52)		(1,912)		(80)		19		(2,148)
Net loss (gain)	(2,754)		2,012		(1,042)		5,687		4,582		(633)
Total recorded in Accumulated other comprehensive loss (income)	$(2,863)		$1,960		$(2,954)		$5,607		$4,601		$(2,781)
(a)Principally associated with discount rate changes.
(b)Irrevocable commitment to purchase group annuity contracts from a third-party insurance company in December 2020.
(c)The benefit obligation for the GE Supplementary Pension Plan, which is an unfunded plan, was $7,226 million and $7,353 million at year-end 2021 and 2020, respectively.
(d)The benefit obligation for retiree health plans was $2,548 million and $3,094 million at December 31, 2021 and 2020, respectively.

ASSUMPTIONS USED IN CALCULATIONS. Our defined benefit pension plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including a discount rate, a compensation assumption, an expected return on assets, mortality rates of participants and expectation of mortality improvement.

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
2021 FORM 10-K 68

The compensation assumption is used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in AOCI in our Statement of Financial Position and amortized into earnings in subsequent periods.

The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the benefit obligations. To determine the expected long-term rate of return on pension plan assets, we consider our asset allocation, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given our asset allocation. Based on our analysis, we have assumed a 6.25% long-term expected return on the GE Pension Plan assets for cost recognition in 2021 and 2020, as compared to 6.75% in 2019. For 2022 cost recognition, we have assumed a 6.00% long-term expected return for the GE Pension Plan assets.

The Society of Actuaries issued new mortality improvement tables in 2021 and 2020. We updated mortality assumptions in the U.S. accordingly. These changes in assumptions increased the December 31, 2021 U.S. pension and retiree benefit plans' obligations by $278 million and decreased the December 31, 2020 obligations by $180 million.

The healthcare trend assumptions primarily apply to our pre-65 retiree medical plans. Most participants in our post-65 retiree plan have a fixed subsidy and therefore are not subject to healthcare inflation.

We evaluate these critical assumptions at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographics factors such as retirement age and turnover, and update them to reflect our actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. Differences between our actual results and what we assumed are recorded in Accumulated other comprehensive income each period. These differences are amortized into earnings over the remaining average future service of active participating employees or the expected life of inactive participants, as applicable. For the principal pension plans, gains and losses are amortized using a straight-line method with a separate layer for each year’s gains and losses. For most other pension plans and principal retiree benefit plans, gains and losses are amortized using a straight-line or a corridor amortization method.

SENSITIVITIES TO KEY ASSUMPTIONS. Fluctuations in discount rates can significantly impact pension cost and obligations. A 25 basis point decrease in discount rate would increase principal pension plan cost in the following year by about $205 million and would increase the principal pension plan projected benefit obligation at year-end by about $2,300 million. The deficit sensitivity to the discount rate is lower than the projected benefit obligation sensitivity as a result of the liability hedging program incorporated in the plan's asset allocation. A 50 basis point decrease in the expected return on assets would increase principal pension plan cost in the following year by about $260 million.

THE COMPOSITION OF OUR PLAN ASSETS. The fair value of our pension plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of these assets are described in Note 1 and have been applied consistently.

	2021		2020
	Principal pension	Other pension	Principal pension	Other pension
Global equities	$7,778	$3,589	$5,552	$3,674
Debt securities
Fixed income and cash investment funds	7,665	10,527	6,831	10,003
U.S. corporate(a)	10,324	468	8,512	410
Other debt securities(b)	7,331	492	5,505	440
Real estate	2,510	89	2,274	81
Private equities and other investments	1,515	943	490	499
Total	37,123	16,108	29,164	15,107
Plan assets measured at net asset value
Global equities	9,517	1,172	16,259	1,415
Debt securities	5,269	1,287	5,445	1,268
Real estate	1,408	2,126	1,324	1,978
Private equities and other investments	7,673	1,797	6,651	1,738
Total plan assets at fair value	$60,990	$22,490	$58,843	$21,506
(a)Primarily represented investment-grade bonds of U.S. issuers from diverse industries.
(b)Primarily represented investments in residential and commercial mortgage-backed securities, non-U.S. corporate and government bonds and U.S. government, federal agency, state and municipal debt.

2021 FORM 10-K 69

Plan assets that were measured at fair value using NAV as practical expedient were excluded from the fair value hierarchy. GE Pension Plan investments with a fair value of $3,872 million and $2,721 million at December 31, 2021 and 2020, respectively, were classified within Level 3 and primarily relate to private equities and real estate. The remaining investments were substantially all considered Level 1 and 2. Investments with a fair value of $12,377 million and $9,922 million at December 31, 2021 and 2020, respectively, were classified within Level 1 and primarily relate to global equities and cash. Investments with a fair value of $20,942 million and $16,514 million at December 31, 2021 and 2020, respectively were classified within Level 2 and relate to primarily debt securities. Other pension plans investments with a fair value of $138 million and $97 million at December 31, 2021 and 2020, respectively, were classified within Level 3 and primarily relate to private equities and real estate. The remaining investments were substantially all considered Level 1 and 2. Investments with a fair value of $1,312 million and $1,721 million at December 31, 2021 and 2020, respectively, were classified within Level 1 and primarily relate to global equities and cash. Investments with a fair value of $13,802 million and $12,869 million at December 31, 2021 and 2020, respectively, were classified within Level 2 and primarily relate to debt securities. Principal retiree benefit plan investments with a fair value of $42 million and $134 million at December 31, 2021 and 2020, respectively, comprised equity and debt securities which are considered Level 1 and 2. There were no Level 3 principal retiree benefit plan investments held in 2021 and 2020.

ASSET ALLOCATION OF PENSION PLANS	2021 Target allocation		2021 Actual allocation
	Principal Pension	Other Pension (weighted average)	Principal Pension	Other Pension (weighted average)
Global equities	20.0 - 38.0%	21%	28%	22%
Debt securities (including cash equivalents)	29.0 - 75.5	58	51	57
Real estate	0.5 - 10.5	9	6	10
Private equities & other investments	4.5 - 26.5	12	15	11

Plan fiduciaries of the GE Pension Plan set investment policies and strategies for the GE Pension Trust and oversee its investment allocation, which includes selecting investment managers and setting long-term strategic targets. The plan fiduciaries' primary strategic investment objectives are balancing investment risk and return and monitoring the plan’s liquidity position in order to meet the plan's near-term benefit payment and other cash needs. The plan has incorporated de-risking objectives and liability hedging programs as part of its long-term investment strategy. The plan utilizes a combination of long-dated corporate bonds, treasuries, strips and derivatives to implement its investment strategies as well as for hedging asset and liability risks. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

GE securities represented 0.6% of the GE Pension Trust assets at December 31, 2021 and 2020. The GE Pension Plan has a broadly diversified portfolio of investments in equities, fixed income, private equities and real estate; these investments are both U.S. and non-U.S. in nature.

ANNUALIZED RETURNS	1 year	5 years	10 years	25 years
GE Pension Plan	9.7%	10.3%	9.0%	7.6%

EXPECTED FUTURE BENEFIT PAYMENTS OF OUR BENEFIT PLANS	Principal pension	Other pension	Principal retiree benefit
2022	$3,800	$950	$410
2023	3,835	930	390
2024	3,860	930	365
2025	3,880	960	350
2026	3,895	970	335
2027-2031	19,445	5,070	1,440

DEFINED CONTRIBUTION PLAN. We have a defined contribution plan for eligible U.S. employees that provides employer contributions which were $418 million, $318 million and $355 million for the years ended December 31, 2021, 2020, and 2019, respectively.

2021 FORM 10-K 70

COST OF POSTRETIREMENT BENEFIT PLANS AND CHANGES IN OTHER COMPREHENSIVE INCOME
For the years ended December 31	2021			2020			2019
(Pre-tax)	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Cost (income) of postretirement benefit plans	$2,650	$(102)	$(168)	$3,559	$30	$(118)	$3,929	$(21)	$(149)
Changes in other comprehensive loss (income)
Prior service cost (credit) - current year	—	(1)	—	—	27	(7)	(42)	(17)	(23)
Net loss (gain) - current year	(4,959)	(2,104)	(488)	1,124	529	119	971	1,592	240
Reclassifications out of AOCI
Curtailment / settlement gain (loss)	—	(68)	—	—	(3)	—	(353)	(12)	4
Dispositions	—	(68)	—	—	(166)	—	—	(340)	—
Amortization of net gain (loss)	(3,483)	(403)	79	(3,399)	(434)	82	(3,439)	(319)	118
Amortization of prior service credit (cost)	(28)	3	236	(146)	(1)	234	(135)	(3)	232
Total changes in other comprehensive loss (income)	(8,470)	(2,641)	(173)	(2,421)	(48)	428	(2,998)	901	571
Cost (income) of postretirement benefit plans and changes in other comprehensive loss (income)	$(5,820)	$(2,743)	$(341)	$1,138	$(18)	$310	$931	$880	$422

NOTE 13. CURRENT AND ALL OTHER LIABILITIES

December 31	2021	2020
Sales allowances, equipment projects and other commercial liabilities	$5,638	$5,123
Product warranties (Note 22)	1,091	1,197
Employee compensation and benefit liabilities	4,677	4,838
Interest payable	276	793
Taxes payable	500	463
Environmental, health and safety liabilities (Note 22)	386	359
Derivative instruments (Note 20)	212	369
Other	1,196	1,931
All other current liabilities	$13,977	$15,071

Sales allowances, equipment projects and other commercial liabilities	$2,451	$2,543
Product warranties (Note 22)	800	857
Operating lease liabilities (Note 6)	2,848	3,195
Uncertain and other income taxes and related liabilities	3,041	3,385
Alstom legacy legal matters (Note 22)	567	858
Environmental, health and safety liabilities (Note 22)	2,274	2,210
Redeemable noncontrolling interests (Note 15)	148	487
Interest payable	179	382
Other	934	863
All other non-current liabilities	$13,240	$14,781
Total All other liabilities	$27,217	$29,852

NOTE 14. INCOME TAXES. GE files a consolidated U.S. federal income tax return which enables GE's businesses to use tax deductions and credits of one member of the group to reduce the tax that otherwise would have been payable by another member of the group. The effective tax rate reflects the benefit of these tax reductions in the consolidated return. Cash payments are made to GE's businesses for tax reductions and from GE's businesses for tax increases.

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2021	2020	2019
U.S. earnings (loss)	$(2,959)	$(4,823)	$1,032
Non-U.S. earnings (loss)	(724)	10,793	(1,086)
Total	$(3,683)	$5,970	$(54)

2021 FORM 10-K 71

PROVISION (BENEFIT) FOR INCOME TAXES	2021	2020	2019
Current
U.S. Federal	$(1,347)	$865	$(22)
Non - U.S.	1,154	1,276	1,832
U.S. State	(85)	152	(373)
Deferred
U.S. Federal	(567)	(1,898)	(1,047)
Non - U.S.	608	(810)	59
U.S. State	(50)	(72)	103
Total	$(286)	$(487)	$552

Income taxes paid were $1,330 million, $1,291 million and $2,228 million for the years ended December 31, 2021, 2020 and 2019, respectively, including payments reported in discontinued operations.

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO ACTUAL INCOME TAX RATE	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory income tax rate	$(773)	21.0%	$1,254	21.0%	$(11)	21.0%
Tax on global activities including exports	155	(4.2)	(47)	(0.8)	505	(935.2)
U.S. business credits(a)	(189)	5.1	(169)	(2.8)	(259)	479.6
Debt tender and related valuation allowances	940	(25.5)	—	—	—	—
Deductible stock and restructuring losses	(583)	15.8	(203)	(3.4)	(144)	266.7
Sale of Biopharma business	(5)	0.1	(1,447)	(24.2)	633	(1,172.2)
Goodwill impairments	—	—	184	3.1	299	(553.7)
All other – net(b)(c)	169	(4.5)	(59)	(1.1)	(471)	871.6
	487	(13.2)	(1,741)	(29.2)	563	(1,043.2)
Actual income tax rate	$(286)	7.8%	$(487)	(8.2)%	$552	(1,022.2)%
(a)U.S. general business credits, primarily the credit for energy produced from renewable sources and the credit for research performed in the U.S.
(b)For the year ended December 31, 2020, included $(140) million for the resolution of the IRS audit of our consolidated U.S. income tax returns for 2014-2015. For the year ended December 31, 2019, included $(378) million for the resolution of the IRS audit of our consolidated U.S. income tax returns for 2012-2013.
(c)Included for each period, the expense or benefit for U.S. state taxes reported above in the consolidated (benefit) provision for income taxes, net of 21.0% federal effect.

UNRECOGNIZED TAX POSITIONS. Annually, we file over 3,000 income tax returns in over 270 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. The IRS is currently auditing our consolidated U.S. income tax returns for 2016-2018. In December 2020, the IRS completed the audit of our consolidated U.S. income tax returns for 2014-2015. The Company recognized a continuing operations benefit of $140 million plus an additional net interest benefit of $96 million. In addition, the Company recorded a benefit in discontinued operations of $130 million of tax benefits and $25 million of net interest benefits. In June 2019, the IRS completed the audit of our consolidated U.S. income tax returns for 2012-2013. The Company recognized a continuing operations tax benefit of $378 million plus an additional net interest benefit of $107 million. The Company recorded an additional non-cash benefit in discontinued operations of $332 million of tax benefits and $46 million of net interest benefits. See Note 2 for further information.

In September 2021, GE resolved its dispute with the United Kingdom tax authority, HM Revenue & Customs (HMRC) in connection with interest deductions claimed by GE Capital for the years 2004-2015. As previously disclosed, HMRC had proposed to disallow interest deductions with a potential impact of approximately $1,100 million, which included a possible assessment of tax and reduction of deferred tax assets, not including interest and penalties. As part of the settlement, GE and HMRC agreed that a portion of the interest deductions claimed were disallowed, with no fault or blame attributed to either party. The resolution concluded the dispute in its entirety without interest or penalties. The adjustments result in no current tax payment to HMRC, but a deferred tax charge of $112 million as part of discontinued operations as a result of a reduction of available tax attributes, which had previously been recorded as deferred tax assets.

2021 FORM 10-K 72

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were:

UNRECOGNIZED TAX BENEFITS December 31	2021	2020	2019
Unrecognized tax benefits	$4,224	$4,191	$4,169
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	3,351	2,986	2,701
Accrued interest on unrecognized tax benefits	597	628	722
Accrued penalties on unrecognized tax benefits	146	179	195
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	0-250	0-350	0-700
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-200	0-250	0-650
(a) Some portion of such reduction may be reported as discontinued operations.

UNRECOGNIZED TAX BENEFITS RECONCILIATION	2021	2020	2019
Balance at January 1	$4,191	$4,169	$5,563
Additions for tax positions of the current year	396	836	403
Additions for tax positions of prior years	327	326	500
Reductions for tax positions of prior years(a)	(585)	(863)	(1,927)
Settlements with tax authorities	(33)	(127)	(155)
Expiration of the statute of limitations	(71)	(151)	(214)
Balance at December 31	$4,224	$4,191	$4,169
(a)For 2019, reductions included $710 million related to the completion of the 2012-2013 IRS audit and $442 million related to the deconsolidation of Baker Hughes.

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2021, 2020 and 2019, $17 million, $(30) million and $(93) million of interest expense (income), respectively, and $(29) million, $(13) million and $20 million of tax expense (income) related to penalties, respectively, were recognized in our Statement of Earnings (Loss).

DEFERRED INCOME TAXES. As part of the Tax Cuts and Jobs Act of 2017 (U.S. tax reform), the U.S. has enacted a minimum tax on foreign earnings (global intangible low tax income). We have not made an accrual for the deferred tax aspects of this provision. We also have not provided deferred taxes on cumulative net earnings of non-U.S. affiliates and associated companies of approximately $12 billion that have been reinvested indefinitely. Given U.S. tax reform, substantially all of our prior unrepatriated net earnings were subject to U.S. tax and accordingly we expect to have the ability to repatriate available non-U.S. cash without additional federal tax cost, and any foreign withholding tax on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit. However, because most of these earnings have been reinvested in active non-U.S. business operations, as of December 31, 2021, we have not decided to repatriate these earnings to the U.S. It is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. In December 2021, the Company announced plans to form three public companies focused on aviation, healthcare and energy. Planning for and execution of this separation will result in tax including potentially tax on changes in indefinite reinvestment outside the U.S. The impact of a change in reinvestment will be recorded when there is a specific change in ability and intent to reinvest earnings.

The following table presents our net deferred tax assets and net deferred tax liabilities attributable to different tax jurisdictions or different tax paying components.

DEFERRED INCOME TAXES December 31	2021	2020
Total assets	$11,587	$14,972
Total liabilities	(732)	(719)
Net deferred income tax asset (liability)	$10,855	$14,253

2021 FORM 10-K 73

COMPONENTS OF THE NET DEFERRED INCOME TAX ASSET (LIABILITY) December 31	2021	2020
Deferred tax assets
Accrued expenses and reserves	$2,635	$2,667
Principal pension plans	2,375	3,666
Progress collections and deferred income	1,830	1,921
Insurance company loss reserves	1,700	1,684
Deferred expenses	1,597	1,647
Other compensation and benefits	1,397	2,149
Non-U.S. loss carryforwards(a)	1,354	1,793
Principal retiree benefit plans	896	1,026
Capital losses	554	582
Contract Assets	263	(460)
Other(b)	775	817
Total deferred tax assets	15,376	17,492
Deferred tax liabilities
Investment in global operations	(1,775)	(1,289)
Investment securities	(1,278)	(969)
Depreciation	(299)	(126)
Other	(1,169)	(855)
Total deferred tax liabilities	(4,521)	(3,239)
Net deferred income tax asset (liability)	$10,855	$14,253
(a)Net of valuation allowances of $7,081 million and $6,199 million as of December 31, 2021 and 2020, respectively. Of the net deferred tax asset as of December 31, 2021 of $1,354 million, $25 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2022 through December 31, 2024; $417 million relates to net operating losses that expire in various years ending from December 31, 2025 through December 31, 2041 and $912 million relates to net operating loss carryforwards that may be carried forward indefinitely.
(b) Included valuation allowances related to assets other than non-U.S. loss carryforwards of $1,653 million and $1,119 million as of December 31, 2021 and 2020, respectively.

NOTE 15. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	2021	2020	2019
Beginning balance	$(4,386)	$(4,818)	$(6,134)
AOCI before reclasses – net of taxes of $(91), $(25) and $(98)	(104)	(255)	41
Reclasses from AOCI – net of taxes of $87, $0 and $(9)(a)(b)	(71)	691	1,234
AOCI	(174)	435	1,275
Less AOCI attributable to noncontrolling interests	2	2	(40)
Currency translation adjustments AOCI	$(4,562)	$(4,386)	$(4,818)

Beginning balance	$(5,395)	$(7,024)	$(8,254)
AOCI before reclasses – net of taxes of $1,643, $(283) and $(418)	6,225	(1,256)	(2,097)
Reclasses from AOCI – net of taxes of $793, $805 and $915(a)(b)	2,819	2,888	3,325
AOCI	9,044	1,632	1,228
Less AOCI attributable to noncontrolling interests	3	4	(2)
Benefit plans AOCI	$3,646	$(5,395)	$(7,024)

Beginning balance	$32	$109	$(25)
AOCI before reclasses – net of taxes of $615, $21 and $38(c)	2,422	(39)	118
Reclasses from AOCI – net of taxes of $23, $(25) and $(9)(a)	44	(39)	17
AOCI	2,466	(78)	135
Investment securities and cash flow hedges AOCI	$2,498	$32	$109

AOCI at December 31	$1,582	$(9,749)	$(11,732)

Dividends declared per common share	$0.32	$0.32	$0.32
(a) The total reclassification from AOCI included $836 million, including currency translation of $688 million, net of taxes, in 2020, related to the sale of our BioPharma business within our Healthcare segment.
(b) Currency translation and benefit plan gains and losses included $1,343 million, including currency translation of $1,066 million, net of taxes, in 2019 earnings (loss) from discontinued operations related to deconsolidation of Baker Hughes.
(c) Included adjustments of $3,535 million, $(1,979) million and $(2,693) million in 2021, 2020 and 2019, respectively related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 11 for further information.

2021 FORM 10-K 74

Preferred stock outstanding comprises $5,694 million of GE Series D preferred stock, in addition to $245 million of existing GE Series A, B and C preferred stock. The total carrying value of GE preferred stock at December 31, 2021 was $5,935 million and will increase to $5,940 million by the respective call dates through periodic accretion. Dividends on GE preferred stock are payable semi-annually in June and December and accretion is recorded on a quarterly basis. Dividends on GE preferred stock totaled $237 million, including cash dividends of $220 million, $474 million, including cash dividends of $295 million, and $460 million, including cash dividends of $295 million, for the years ended December 31, 2021, 2020 and 2019, respectively. On January 21, 2021, the GE Series D preferred stock became callable and its dividends converted from 5% fixed rate to 3-month LIBOR plus 3.33%. As of the filing date of this Form 10-K for the year ended December 31, 2021, the GE Series D preferred stock has not been called.

GE has 50 million authorized shares of preferred stock ($1.00 par value), of which 5,939,875 shares are outstanding as of December 31, 2021, 2020 and 2019. GE's authorized common stock consists of 1,650 million shares having a par value of $0.01 each, with 1,462 million shares issued. To facilitate settlement of employee compensation programs, we repurchased shares of 0.5 million and 0.1 million, for a total of $35.8 million and $15.3 million for the years ended December 31, 2021 and 2020, respectively.

Redeemable noncontrolling interests, presented within All other liabilities in our Statement of Financial Position, include common shares issued by our affiliates that are redeemable at the option of the holder of those interests and amounted to $148 million and $487 million as of December 31, 2021 and 2020, respectively. The decrease of $339 million was primarily due to a redeemable noncontrolling interest in our Aviation segment, which was converted into a mandatorily redeemable instrument and reclassified to All other current liabilities.

NOTE 16. SHARE-BASED COMPENSATION. We grant stock options, restricted stock units and performance share units to employees under the 2007 Long-Term Incentive Plan. Grants made under all plans must be approved by the Management Development and Compensation Committee of GE’s Board of Directors, which is composed entirely of independent directors. We record compensation expense for awards expected to vest over the vesting period. We estimate forfeitures based on experience and adjust expense to reflect actual forfeitures. When options are exercised, restricted stock units vest, and performance share awards are earned, we issue shares from treasury stock. Where applicable, the disclosures below have been adjusted to reflect the 1-for-8 reverse stock split effective July 30, 2021.

Stock options provide employees the opportunity to purchase GE shares in the future at the market price of our stock on the date the award is granted (the strike price). The options become exercisable over the vesting period, typically three years, and expire 10 years from the grant date if not exercised. Restricted stock units (RSU) provide an employee with the right to receive one share of GE stock when the restrictions lapse over the vesting period. Upon vesting, each RSU is converted into one share of GE common stock for each unit. Performance share units (PSU) and performance shares provide an employee with the right to receive shares of GE stock based upon achievement of certain performance or market metrics. Upon vesting, each PSU earned is converted into shares of GE common stock. We value stock options using a Black-Scholes option pricing model, RSUs using market price on grant date, and PSUs and performance shares using market price on grant date and a Monte Carlo simulation as needed based on performance metrics.

WEIGHTED AVERAGE GRANT DATE FAIR VALUE	2021	2020	2019
Stock options	$40.64	$28.64	$27.84
RSUs	104.98	63.28	80.96
PSUs/Performance shares	108.51	63.28	85.84

Key assumptions used in the Black-Scholes valuation for stock options include: risk free rates of 1.1%, 1.0%, and 2.5%, dividend yields of 0.3%, 0.4%, and 0.4%, expected volatility of 40%, 36%, and 33%, expected lives of 6.2 years, 6.1 years, and 6.0 years, and strike prices of $105.12, $84.48, and $80.00 for 2021, 2020, and 2019, respectively.

STOCK-BASED COMPENSATION ACTIVITY	Stock options				RSUs
	Shares (in thousands)	Weighted average exercise price	Weighted average contractual term (in years)	Intrinsic value (in millions)	Shares (in thousands)	Weighted average grant date fair value	Weighted average contractual term (in years)	Intrinsic value (in millions)
Outstanding at January 1, 2021	50,046	$145.26			7,561	$72.35
Granted	494	105.12			2,972	104.98
Exercised	(1,252)	74.19			(1,639)	97.91
Forfeited	(933)	80.31			(837)	82.81
Expired	(9,941)	159.46			N/A	N/A
Outstanding at December 31, 2021	38,414	$144.97	4.2	$193	8,057	$77.90	1.6	$761
Exercisable at December 31, 2021	33,551	153.11	3.6	148	N/A	N/A	N/A	N/A
Expected to vest	4,557	$88.70	7.9	$42	6,830	$78.75	1.5	$645

Total outstanding PSUs and performance shares at December 31, 2021 were 3,215 thousand shares with a weighted average fair value of $75.66. The intrinsic value and weighted average contractual term of PSUs and performance shares outstanding were $304 million and 2.3 years, respectively.
2021 FORM 10-K 75

	2021	2020	2019
Compensation expense (after-tax)(a)(b)	$361	$353	$400
Cash received from stock options exercised	93	6	69
Intrinsic value of stock options exercised and RSU/PSUs vested	217	81	154
(a)Unrecognized compensation cost related to unvested equity awards as of December 31, 2021 was $491 million, which will be amortized over a weighted average period of 1.1 years.
(b)Income tax benefit recognized in earnings was $9 million, $10 million and $20 million in 2021, 2020, and 2019, respectively.

NOTE 17. EARNINGS PER SHARE INFORMATION. In the second quarter of 2021, we announced that we would proceed with the 1-for-8 reverse stock split, as approved by shareholders, and filed an amendment to our certificate of incorporation to effectuate the reverse stock split after the close of trading on July 30, 2021. GE common stock began trading on a split-adjusted basis on August 2, 2021. Our shares of outstanding common stock and earnings per share calculation have been retroactively restated for all periods presented.

(Earnings for per-share calculation,	2021		2020		2019
per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic
Earnings from continuing operations	$(3,326)	$(3,326)	$6,601	$6,601	$(614)	$(614)
Preferred stock dividends	(237)	(237)	(474)	(474)	(460)	(460)
Accretion of redeemable noncontrolling interests, net of tax(a)	(9)	(9)	(151)	(151)	—	—
Earnings from continuing operations attributable to GE common shareholders	(3,571)	(3,571)	5,975	5,975	(1,074)	(1,074)
Earnings (loss) from discontinued operations	(3,195)	(3,195)	(909)	(909)	(4,367)	(4,367)
Net earnings attributable to GE common shareholders	(6,766)	(6,766)	5,066	5,066	(5,440)	(5,440)

Shares of GE common stock outstanding	1,098	1,098	1,094	1,094	1,091	1,091
Employee compensation-related shares (including stock options)	—	—	1	—	—	—
Total average equivalent shares	1,098	1,098	1,095	1,094	1,091	1,091

Earnings (loss) from continuing operations	$(3.25)	$(3.25)	$5.46	$5.46	$(0.98)	$(0.98)
Earnings (loss) from discontinued operations	(2.91)	(2.91)	(0.83)	(0.83)	(4.00)	(4.00)
Net earnings (loss)	(6.16)	(6.16)	4.63	4.63	(4.99)	(4.99)

Potentially dilutive securities(b)	41		56		55
(a) Represents accretion adjustment of redeemable noncontrolling interests in our Additive business within our Aviation segment.
(b) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the year ended December 31, 2021, as a result of the loss from continuing operations, losses were not allocated to the participating securities. For the year ended December 31, 2020, application of this treatment had an insignificant effect. For the year ended December 31, 2019, as a result of the loss from continuing operations, losses were not allocated to the participating securities.

NOTE 18. OTHER INCOME

	2021	2020	2019
Purchases and sales of business interests(a)	$(40)	$12,468	$3
Licensing and royalty income	192	161	256
Equity method income	(96)	7	264
Net interest and investment income (loss)(b)	2,270	(1,447)	1,507
Other items	497	207	449
Total other income	$2,823	$11,396	$2,479
(a)Included a pre-tax loss of $170 million on the sale of our boiler manufacturing business in China in 2021. Included a pre-tax gain of $12,362 million on the sale of BioPharma in 2020. Included a pre-tax gain of $224 million on the sale of ServiceMax partially offset by charges to the valuation allowance on businesses classified as held for sale of $245 million in 2019. See Note 2 for further information.
(b)Included a pre-tax realized and unrealized gain of $938 million, pre-tax realized and unrealized loss of $2,037 million and pre-tax unrealized gain of $793 million related to our interest in Baker Hughes in 2021, 2020 and 2019, respectively. Included a pre-tax unrealized gain of $711 million related to our interest in AerCap in 2021. Included interest income associated with customer advances of $167 million, $146 million and $143 million in 2021, 2020 and 2019, respectively. See Notes 3, 8 and 24 for further information.
2021 FORM 10-K 76

NOTE 19. FAIR VALUE MEASUREMENTS Our assets and liabilities measured at fair value on a recurring basis include debt securities mainly supporting obligations to annuitants and policyholders in our run-off insurance operations, our equity interests in AerCap and Baker Hughes, and derivatives.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	Level 1		Level 2		Level 3(a)		Netting adjustment(d)		Net balance(b)
December 31	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Investment securities	$11,434	$7,319	$35,849	$36,684	$7,222	$5,866	$—	$—	$54,506	$49,869
Derivatives	—	—	1,357	3,061	17	8	(691)	(2,582)	684	487
Total assets	$11,434	$7,319	$37,207	$39,745	$7,239	$5,874	$(691)	$(2,582)	$55,189	$50,356

Derivatives	$—	$—	$891	$1,114	$1	$7	$(681)	$(752)	$212	$369
Other(c)	—	—	863	780	—	—	—	—	863	780
Total liabilities	$—	$—	$1,754	$1,894	$1	$7	$(681)	$(752)	$1,075	$1,149
(a)Included $4,228 million of U.S. corporate debt securities, $1,427 million of Mortgage and asset-backed debt securities, and the $993 million AerCap note at December 31, 2021. Included $4,185 million of U.S. corporate debt securities and $976 million of Mortgage and asset-backed debt securities at December 31, 2020.
(b)See Notes 3 and 20 for further information on the composition of our investment securities and derivative portfolios.
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

	Balance at January 1	Net realized/unrealized gains(losses)(a)	Purchases(b)	Sales & Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31
2021
Investment securities	$5,866	$(261)	$2,589	$(943)	$6	$(35)	$7,222
2020
Investment securities	$5,210	$357	$1,301	$(958)	$2	$(45)	$5,866
(a)Primarily included net unrealized gains (losses) of $(288) million and $323 million in Other comprehensive income for the years ended December 31, 2021 and 2020, respectively.
(b)Included $1,084 million and $745 million of Mortgage and asset-backed debt securities for the years ended December 31, 2021 and 2020, respectively, and the $1,000 million AerCap senior note received as partial consideration on the completion of the GECAS transaction.

These Level 3 securities are primarily fair valued using non-binding broker quotes or other third-party sources that utilize a number of different unobservable inputs not subject to meaningful aggregation.

NOTE 20. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

		December 31, 2021		December 31, 2020
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,706	$2,853	$2,904	$3,125
Liabilities	Borrowings (Note 10)	$35,186	$41,207	$74,902	$86,001
	Investment contracts (Note 11)	1,909	2,282	2,049	2,547

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

DERIVATIVES AND HEDGING. Our policy requires that derivatives are used solely for managing risks and not for speculative purposes. We use derivatives to manage currency risks related to foreign exchange, and interest rate and currency risk between financial assets and liabilities, and certain equity investments and commodity prices.

2021 FORM 10-K 77

We use cash flow hedges primarily to reduce or eliminate the effects of foreign exchange rate changes, net investment hedges to hedge investments in foreign operations as well as fair value hedges to hedge the effects of interest rate and currency changes on debt it has issued. We also use derivatives not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. We use economic hedges when we have exposures to currency exchange risk for which we are unable to meet the requirements for hedge accounting or when changes in the carrying amount of the hedged item are already recorded in earnings in the same period as the derivative making hedge accounting unnecessary. Even though the derivative is an effective economic hedge, there may be a net effect on earnings in each period due to differences in the timing of earnings recognition between the derivative and the hedged item.

FAIR VALUE OF DERIVATIVES	December 31, 2021			December 31, 2020
	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities
Interest rate contracts	$2,071	$75	$4	$20,500	$1,912	$7
Currency exchange contracts	7,214	114	122	7,387	164	125
Derivatives accounted for as hedges	$9,285	$188	$126	$27,886	$2,076	$132

Interest rate contracts	$1,369	$5	$1	$346	$8	$(1)
Currency exchange contracts	64,097	794	756	65,379	767	918
Other contracts	1,674	387	10	2,036	218	71
Derivatives not accounted for as hedges	$67,140	$1,186	$767	$67,761	$993	$989

Gross derivatives	$76,425	$1,374	$893	$95,647	$3,069	$1,121

Netting and credit adjustments		$(637)	$(639)		$(647)	$(647)
Cash collateral adjustments		(54)	(42)		(1,935)	(104)
Net derivatives recognized in statement of financial position		$684	$212		$487	$369

Net accrued interest		$10	$5		$—	$—
Securities held as collateral		(2)	—		(2)	—
Net amount		$691	$217		$484	$369

In conjunction with the completion of the debt tender in the fourth quarter of 2021, we terminated a significant portion of interest rate contracts that were in fair value hedge relationships with our borrowings.

It is standard market practice to post or receive cash collateral with our derivative counterparties in order to minimize counterparty exposure. Included in cash, cash equivalents and restricted cash was total net cash collateral received on derivatives of $66 million (comprising $176 million received and $110 million posted) at December 31, 2021 and $3,289 million (comprising $4,203 million received and $914 million posted) at December 31, 2020. Of these amounts, $84 million and $1,968 million at December 31, 2021 and December 31, 2020, respectively, were received on interest rate derivatives traded through clearing houses, which are recorded as a reduction of derivative assets.

Also included in total net cash collateral received are amounts presented as cash collateral adjustments in the table above, amounts related to accrued interest on interest rate derivatives presented as a reduction of Net accrued interest of $11 million and $292 million at December 31, 2021 and December 31, 2020, respectively, and excess net cash collateral posted of $41 million (comprising $27 million received and $68 million posted) at December 31, 2021, and $802 million (comprising $3 million received and $805 million posted) at December 31, 2020, which are excluded from cash collateral adjustments in the table above.

FAIR VALUE HEDGES. We use derivatives to hedge the effects of interest rate and currency exchange rate changes on our borrowings. At December 31, 2021, the cumulative amount of hedging adjustments of $2,072 million (including $2,073 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $16,819 million. At December 31, 2020, the cumulative amount of hedging adjustments of $5,687 million (including $2,248 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $29,374 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES.

	Gain (loss) recognized in AOCI
	2021	2020	2019
Cash flow hedges(a)	$(86)	$(61)	$25
Net investment hedges(b)	487	(675)	120
(a) Primarily related to currency exchange and interest rate contracts.
(b) The carrying value of foreign currency debt designated as net investment hedges was $4,061 million and $8,348 million at December 31, 2021 and 2020, respectively. The total reclassified from AOCI into earnings was $(87) million, zero, and $7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
2021 FORM 10-K 78

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The total amount in AOCI related to cash flow hedges of forecasted transactions was a $14 million loss at December 31, 2021. We expect to reclassify $17 million of gain to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. The total reclassified from AOCI into earnings was $(79) million, $(7) million, and $(60) million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, the maximum term of derivative instruments that hedge forecasted transactions was approximately 13 years.

The table below presents the gains (losses) of our derivative financial instruments in the Statement of Earnings (Loss):

	2021					2020
	Revenues	Debt Extinguishment Costs	Interest Expense	SG&A	Other(a)	Revenues	Debt Extinguishment Costs	Interest Expense	SG&A	Other(a)
	$74,196	$6,524	$1,876	$11,707	$56,719	$75,833	$301	$2,068	$12,592	$69,267

Effect of cash flow hedges	$27	$—	$(40)	$1	$(67)	$15	$—	$(40)	$1	$17

Hedged items		$70	$1,413				$—	$(1,775)
Derivatives designated as hedging instruments		(66)	(1,549)				—	1,743
Effect of fair value hedges		$3	$(135)				$—	$(31)

Interest rate contracts(a)	$1	$52	$(3)	$—	$(1)	$(1)	$—	$(11)	$—	$(18)
Currency exchange contracts	(6)	(16)	(18)	(127)	44	—	—	—	129	(293)
Other	—	—	—	183	193	—	—	—	86	(46)
Effect of derivatives not designated as hedges	$(5)	$35	$(22)	$56	$235	$(1)	$—	$(11)	$215	$(357)
(a) Amounts are inclusive of cost of sales and other income.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest), net of collateral we held, was $564 million and $392 million at December 31, 2021 and December 31, 2020, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $159 million and $307 million at December 31, 2021 and December 31, 2020, respectively.

NOTE 21. VARIABLE INTEREST ENTITIES. In addition to the two VIEs detailed in Note 4, in our Statement of Financial Position, we have assets of $491 million and $1,733 million and liabilities of $206 million and $657 million, at December 31, 2021 and 2020, respectively, from other consolidated VIEs. The decline in assets and liabilities is primarily driven by the deconsolidation of our aeroderivative JV and the reduction of the deferred purchase price related to the discontinuation of our remaining unconsolidated receivables facility. These entities were created to help our customers facilitate or finance the purchase of GE equipment and services and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $5,034 million and $3,230 million at December 31, 2021 and 2020, respectively. Of these investments, $1,481 million and $1,141 million were owned by EFS, comprising equity method investments, primarily renewable energy tax equity investments, at December 31, 2021 and 2020, respectively. In addition, $3,333 million and $1,833 million were owned by our run-off insurance operations, primarily comprising investment securities at December 31, 2021 and 2020, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects implementation of our revised reinvestment plan, which incorporates the introduction of strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.

NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. We had total investment commitments of $3,130 million at December 31, 2021. The commitments primarily comprise investments by our run-off insurance operations in investment securities and other assets of $3,069 million and included within these commitments are obligations to make investments in unconsolidated VIEs of $2,996 million. See Note 21 for further information.

As of December 31, 2021, in our Aviation segment, we have committed to provide financing assistance of $2,058 million of future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. At December 31, 2021, we were committed under the following guarantee arrangements:

Credit support. At December 31, 2021, we have provided $1,252 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. The liability for such credit support was $42 million.

Indemnification agreements - Continuing Operations. At December 31, 2021, we have $965 million of indemnification commitments, including representations and warranties in sales of business assets, for which we recorded a liability of $95 million.
2021 FORM 10-K 79

Indemnification agreements - Discontinued Operations. At December 31, 2021, we have provided specific indemnities to buyers of assets of our business that, in the aggregate, represent a maximum potential claim of $562 million with related reserves of $93 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

	2021	2020	2019
Balance at January 1	$2,054	$2,165	$2,192
Current-year provisions	862	788	713
Expenditures	(945)	(913)	(715)
Other changes	(81)	14	(26)
Balance at December 31	$1,891	$2,054	$2,165

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

Alstom legacy legal matters. In November 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom, which prior to the acquisition was the subject of significant cases involving anti-competitive activities and improper payments. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject cases in various jurisdictions, including the previously reported legal proceedings in Slovenia that are described below. The reserve balance was $567 million and $858 million at December 31, 2021 and December 31, 2020, respectively. The decrease in the reserve balance during 2021 was driven primarily by the cash payment in connection with the Šoštanj settlement described below. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations and/or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the reserve established. The estimation of this reserve may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this reserve. Factors that can affect the ultimate amount of losses associated with these and related matters include the way cooperation is assessed and valued, prosecutorial discretion in the determination of damages, formulas for determining disgorgement, fines and/or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these, and related matters could exceed the amount provided.

In connection with alleged improper payments by Alstom relating to contracts won in 2006 and 2008 for work on a state-owned power plant in Šoštanj, Slovenia, the power plant owner in January 2017 filed an arbitration claim for damages of approximately $430 million before the International Chamber of Commerce Court of Arbitration in Vienna, Austria. In September 2020, the relevant Alstom legacy entity was served with an indictment, which we had anticipated as we had been working with the parties to resolve these matters. In March 2021, GE reached a settlement of the arbitration claim with the power plant owner for a mix of cash and services valued by the plant owner at approximately $307 million. In June and December 2021, respectively, GE entered a plea agreement with a judge of the Celje District Court with respect to the indictment of the relevant Alstom legacy entity, and GE reached a related settlement with the European Investment Bank; the plea and settlement include total payments of approximately $34 million.

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
2021 FORM 10-K 80

Since February 2018, multiple shareholder derivative lawsuits have been filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). These lawsuits have alleged violations of securities laws, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement, although the specific matters underlying the allegations in the lawsuits have varied. Two shareholder derivative lawsuits are currently pending: the Lindsey and Priest/Tola cases, which were filed in New York state court. The allegations in these two cases relate to substantially the same facts as those underlying the Hachem case. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures. The Lindsey case has been stayed by agreement of the parties, and GE filed a motion to dismiss the Priest/Tola complaint in March 2021.

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

As previously reported by Baker Hughes, in March 2019, two derivative lawsuits were filed in the Delaware Court of Chancery naming as defendants GE, directors of Baker Hughes (including former members of GE’s Board of Directors and current and former GE executive officers) and Baker Hughes (as nominal defendant), and the court issued an order consolidating these two actions (the Schippnick case). The complaint as amended in May 2019 alleges, among other things, that GE and the Baker Hughes directors breached their fiduciary duties, and that GE was unjustly enriched by entering into transactions and agreements related to GE's sales of approximately 12% of its ownership interest in Baker Hughes in November 2018. The complaint seeks declaratory relief, disgorgement of profits, an award of damages, pre- and post-judgment interest and attorneys’ fees and costs. In May 2019, the plaintiffs voluntarily dismissed their claims against the directors who were members of the Baker Hughes Conflicts Committee and a former Baker Hughes director. In October 2019, the Court denied the remaining defendants’ motions to dismiss, except with respect to the unjust enrichment claim against GE, which has been dismissed. In November 2019, the defendants filed their answer to the complaint, and a special litigation committee of the Baker Hughes Board of Directors moved for an order staying all proceedings in this action pending completion of the committee's investigation of the allegations and claims asserted in the complaint. In October 2020, the special litigation committee filed a report with the Court recommending that the derivative action be terminated. In January 2021, the special committee filed a motion to terminate the action.

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

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency denominated mortgage loans in various courts throughout Poland. At December 31, 2021, approximately 87% of the Bank BPH portfolio is indexed to or denominated in foreign currencies (primarily Swiss francs), and the total portfolio had a carrying value, net of reserves, of $1,799 million. We continue to observe an increase in the number of lawsuits being brought against Bank BPH and other banks in Poland, and we expect this to continue in future reporting periods.

2021 FORM 10-K 81

We estimate potential losses for Bank BPH in connection with borrower litigation cases that are pending by recording legal reserves, as well as in connection with potential future cases or other adverse developments as part of our ongoing valuation of the Bank BPH portfolio, which we record at the lower of cost or fair value, less cost to sell. The total amount of such estimated losses was $755 million and $315 million at December 31, 2021 and December 31, 2020, respectively. We update our assumptions underlying the amount of estimated losses based primarily on the number of lawsuits filed and estimated to be filed in the future, whether liability will be established in lawsuits and the nature of the remedy ordered by courts if liability is established. The increase in the amount of estimated losses during 2021 was driven primarily by increases in the number of lawsuits estimated to be filed in the future and increased findings of liability. We expect the trends we have previously reported of an increasing number of lawsuits being filed, more findings of liability and more severe remedies being ordered against Polish banks (including Bank BPH) to continue in future reporting periods, although Bank BPH is unable at this time to develop a meaningful estimate of reasonably possible losses associated with active and inactive Bank BPH mortgage loans beyond the amounts currently recorded. Additional factors may also affect our estimated losses over time, including: potentially significant judicial decisions or binding resolutions by the European Court of Justice (ECJ) or the Polish Supreme Court; the impact of any of these or other future or recent decisions or resolutions (including the ECJ decision in April 2021 on a case involving a Bank BPH mortgage loan, and the Polish Supreme Court binding resolution delivered verbally in May 2021 with written reasoning issued in July 2021) on how Polish courts will interpret and apply the law in particular cases and how borrower behavior may change in response, neither of which are known immediately upon the issuance of a decision or resolution; uncertainty related to a proposal by the Chairman of the Polish Financial Supervisory Authority in December 2020 that banks voluntarily offer borrowers an opportunity to convert their foreign currency denominated mortgage loans to Polish zlotys using an exchange rate applicable at the date of loan origination, and about the various settlement strategies or other approaches that Polish banks have adopted or will adopt, or that Bank BPH may adopt in the future, in response to this proposal or other factors, and the approaches that regulators and other government authorities will adopt in response; and uncertainty arising from investigations of the Polish Office of Competition and Consumer Protection (UOKiK), including existing or anticipated UOKiK decisions resulting from those investigations. Future adverse developments related to any of the foregoing, or other adverse developments such as actions by regulators or other governmental authorities, likely would have a material adverse effect on Bank BPH and the carrying value of its mortgage loan portfolio as well as result in additional required capital contributions to Bank BPH or significant losses beyond the amounts that we currently estimate.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws and nuclear decommissioning regulations. We have obligations for ongoing and future environmental remediation activities, such as the Housatonic River cleanup described below, and may incur additional liabilities in connection with previously remediated sites, such as natural resource damages for the Hudson River where GE completed dredging in 2019. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged worker exposure to asbestos or other hazardous materials. Liabilities for environmental remediation, nuclear decommissioning and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Total reserves related to environmental remediation, nuclear decommissioning and worker exposure claims were $2,660 million and $2,569 million at December 31, 2021 and 2020, respectively.

As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. Following the EPA’s release in September 2015 of an intended final remediation decision, GE and the EPA engaged in mediation and the first step of the dispute resolution process contemplated by the consent decree. In October 2016, the EPA issued its final decision pursuant to the consent decree, which GE and several other interested parties appealed to the EPA’s Environmental Appeals Board (EAB). The EAB issued its decision in January 2018, affirming parts of the EPA’s decision and granting relief to GE on certain significant elements of its challenge. The EAB remanded the decision back to the EPA to address those elements and reissue a revised final remedy, and the EPA convened a mediation process with GE and interested stakeholders. In February 2020, the EPA announced an agreement between the EPA and many of the mediation stakeholders, including GE, concerning a revised Housatonic River remedy. Based on the mediated resolution, the EPA solicited public comment on a draft permit and issued the final revised permit effective in January 2021. In March 2021, two local environmental advocacy groups filed a joint petition to the EAB challenging portions of the revised permit, and EPA and GE are defending that appeal. As of December 31, 2021, and based on its assessment of current facts and circumstances and its defenses, GE believes that it has recorded adequate reserves to cover future obligations associated with the proposed final remedy.

Expenditures for site remediation, nuclear decommissioning and worker exposure claims amounted to approximately $193 million, $180 million and $236 million for the years ended December 31, 2021, 2020 and 2019, respectively. We presently expect that such expenditures will be approximately $350 million and $250 million in 2022 and 2023, respectively.

NOTE 23. OPERATING SEGMENTS
BASIS FOR PRESENTATION. Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described and referenced in Note 1. Segment results for our financial services businesses reflect the discrete tax effect of transactions. A description of our operating segments as of December 31, 2021 can be found in the Segment Operations section within MD&A.

2021 FORM 10-K 82

REVENUES	Total revenues			Intersegment revenues			External revenues
Years ended December 31	2021	2020	2019	2021	2020	2019	2021	2020	2019
Aviation	$21,310	$22,042	$32,875	$1,036	$1,445	$758	$20,274	$20,597	$32,117
Healthcare	17,725	18,009	19,942	1	1	—	17,724	18,008	19,942
Renewable Energy	15,697	15,666	15,337	138	142	139	15,559	15,523	15,198
Power	16,903	17,589	18,625	345	352	357	16,558	17,237	18,267
Corporate	2,561	2,528	3,442	(1,520)	(1,941)	(1,254)	4,081	4,468	4,696
Total	$74,196	$75,833	$90,221	$—	$—	$—	$74,196	$75,833	$90,221

	Years ended December 31
	2021			2020			2019
	Equipment	Services	Total	Equipment	Services	Total	Equipment	Services	Total
Aviation	$7,531	$13,780	$21,310	$8,582	$13,460	$22,042	$12,737	$20,138	$32,875
Healthcare	9,104	8,620	17,725	9,992	8,017	18,009	11,585	8,357	19,942
Renewable Energy	13,224	2,473	15,697	12,859	2,807	15,666	12,267	3,069	15,337
Power	5,035	11,868	16,903	6,707	10,883	17,589	6,247	12,378	18,625
Total segment revenues	$34,894	$36,741	$71,635	$38,140	$35,166	$73,306	$42,837	$43,942	$86,778

SEGMENT REVENUES	Years ended December 31
	2021	2020	2019
Commercial Engines & Services	$14,360	$14,479	$24,769
Military	4,136	4,572	4,389
Systems & Other	2,814	2,991	3,718
Aviation	$21,310	$22,042	$32,875

Healthcare Systems	$15,694	$15,387	$14,648
Pharmaceutical Diagnostics	2,031	1,792	2,005
BioPharma	—	830	3,289
Healthcare	$17,725	$18,009	$19,942

Onshore Wind	$11,026	$10,881	$10,421
Grid Solutions equipment and services	3,207	3,585	4,016
Hydro, Offshore Wind and Hybrid Solutions	1,464	1,200	900
Renewable Energy	$15,697	$15,666	$15,337

Gas Power	$12,080	$12,655	$13,122
Steam Power	3,241	3,557	4,021
Power Conversion, Nuclear and other	1,582	1,378	1,482
Power	$16,903	$17,589	$18,625

Total segment revenues	$71,635	$73,306	$86,778

Corporate	$2,561	$2,528	$3,442

Total revenues	$74,196	$75,833	$90,221

Revenues are classified according to the region to which equipment and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas.

Year ended December 31, 2021	Aviation	Healthcare	Renewable Energy	Power	Corporate	Total
U.S.	$9,675	$7,229	$7,275	$6,186	$2,473	$32,838
Non-U.S.
Europe	3,920	3,702	3,651	3,621	52	14,946
China region	2,419	2,700	464	1,145	16	6,744
Asia (excluding China region)	1,758	2,345	1,959	2,090	(45)	8,107
Americas	1,310	923	1,009	1,239	(4)	4,476
Middle East and Africa	2,228	826	1,340	2,622	69	7,085
Total Non-U.S.	$11,635	$10,496	$8,422	$10,717	$88	$41,358
Total geographic revenues	$21,310	$17,725	$15,697	$16,903	$2,561	$74,196
Non-U.S. revenues as a % of total revenues	55%	59%	54%	63%		56%
2021 FORM 10-K 83

Year ended December 31, 2020	Aviation	Healthcare	Renewable Energy	Power	Corporate	Total
U.S.	$11,239	$7,611	$7,846	$6,186	$2,336	$35,217
Non-U.S.
Europe	4,288	3,952	3,047	2,895	159	14,342
China region	2,078	2,455	1,156	1,253	35	6,978
Asia (excluding China region)	1,842	2,264	1,484	2,707	(55)	8,241
Americas	882	879	819	1,483	1	4,064
Middle East and Africa	1,713	848	1,314	3,064	52	6,991
Total Non-U.S.	$10,803	$10,398	$7,820	$11,403	$192	$40,616
Total geographic revenues	$22,042	$18,009	$15,666	$17,589	$2,528	$75,833
Non-U.S. revenues as a % of total revenues	49%	58%	50%	65%		54%

Year ended December 31, 2019
U.S.	$13,384	$8,526	$7,413	$5,992	$3,648	$38,963
Non-U.S.
Europe	7,452	4,132	2,925	3,140	(131)	17,519
China region	3,050	2,747	698	974	(27)	7,442
Asia (excluding China region)	3,591	2,690	2,038	3,044	(102)	11,260
Americas	1,593	1,056	1,064	1,915	(31)	5,597
Middle East and Africa	3,805	792	1,198	3,560	86	9,441
Total Non-U.S.	$19,491	$11,416	$7,924	$12,633	$(206)	$51,258
Total geographic revenues	$32,875	$19,942	$15,337	$18,625	$3,442	$90,221
Non-U.S. revenues as a % of total revenues	59%	57%	52%	68%		57%

REMAINING PERFORMANCE OBLIGATION. As of December 31, 2021, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $239,820 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: 1) equipment-related remaining performance obligation of $45,065 million of which 53%, 77% and 98% is expected to be recognized within 1, 2 and 5 years, respectively, and the remaining thereafter; and 2) services-related remaining performance obligations of $194,755 million of which 10%, 41%, 63% and 80% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

Total sales of equipment and services to agencies of the U.S. Government were 6%, 7% and 5% of total revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Within our Aviation segment, defense-related sales were 5%, 6% and 4% of total revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

PROFIT AND EARNINGS For the years ended December 31	2021	2020	2019
Aviation	$2,882	$1,229	$6,812
Healthcare	2,966	3,060	3,737
Renewable Energy	(795)	(715)	(791)
Power	726	274	291
Total segment profit	5,778	3,848	10,049
Corporate(a)	892	8,061	(2,537)
Goodwill impairments	—	(877)	(1,486)
Interest and other financial charges	(1,813)	(2,018)	(2,826)
Debt extinguishment costs	(6,524)	(301)	(256)
Non-operating benefit costs	(1,782)	(2,430)	(2,839)
Benefit (provision) for income taxes	124	333	(718)
Preferred dividends	(237)	(474)	(460)
Earnings (loss) from continuing operations attributable to GE common shareholders	(3,562)	6,141	(1,073)
Earnings (loss) from discontinued operations attributable to GE common shareholders	(3,195)	(911)	(4,366)
Net earnings (loss) attributable to GE common shareholders	$(6,757)	$5,230	$(5,439)
(a) Includes interest and other financial charges of $63 million, $50 million and $101 million and benefit for income taxes of $162 million, $154 million and $166 million related to EFS within Corporate for the years ended December 31, 2021, 2020, and 2019, respectively.

2021 FORM 10-K 84

	Assets			Property, plant and equipment additions(a)			Depreciation and amortization
	At December 31			For the years ended December 31			For the years ended December 31
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Aviation	$38,298	$38,634	$41,083	$445	$737	$1,031	$1,074	$1,142	$1,150
Healthcare	24,770	22,229	30,503	278	256	395	641	628	702
Renewable Energy	14,804	15,927	15,935	349	302	455	432	413	425
Power	23,569	24,453	26,731	189	245	277	692	749	880
Corporate(b)	94,256	114,220	110,309	25	40	58	168	531	384
Total continuing	$195,697	$215,463	$224,562	$1,286	$1,579	$2,216	$3,009	$3,464	$3,541
(a)Additions to property, plant and equipment include amounts relating to principal businesses purchased.
(b)Included deferred income taxes that are presented as assets for purposes of our Statement of Financial Position presentation.

We classify certain assets that cannot meaningfully be associated with specific geographic areas as “Other Global” for this purpose.

December 31	2021	2020
U.S.	$130,956	$139,768
Non-U.S.
Europe	42,213	50,121
Asia	11,534	12,974
Americas	6,406	7,084
Other Global	4,588	5,516
Total Non-U.S.	$64,741	$75,695
Total assets (Continuing operations)	$195,697	$215,463

The decrease in continuing assets in 2021 was primarily driven by lower volume and the impact of COVID-19, higher net repayment of borrowings, and funding of the GE Pension Plan. Property, plant and equipment – net associated with operations based in the United States were $8,411 million and $9,077 million at December 31, 2021 and 2020, respectively. Property, plant and equipment – net associated with operations based outside the United States were $7,198 million and $7,622 million at December 31, 2021 and 2020, respectively.

NOTE 24. SUMMARIZED FINANCIAL INFORMATION. We account for our remaining interest in Baker Hughes (comprising 166.6 million shares with approximately 16% ownership interest as of December 31, 2021) at fair value. As of November 3, 2021, our investment in BKR ownership reduced below 20%, and as a result, we no longer have significant influence in BKR. The fair value of our interest in Baker Hughes at December 31, 2021 and 2020 was $4,010 million and $7,319 million, respectively. We recognized a realized and unrealized pre-tax gain of $938 million ($696 million after-tax) based on a share price of $24.06, a realized and unrealized pre-tax loss of $2,037 million ($1,562 million after-tax) based on a share price of $20.85 and a pre-tax unrealized gain of $793 million ($626 million after-tax) based on a share price of $25.63 for the years ended December 31, 2021, 2020 and 2019, respectively. The 2021 gain and 2020 loss included a $129 million pre-tax derivative gain and a $54 million pre-tax derivative loss, respectively, associated with the forward sale of Baker Hughes shares pursuant to our previously announced program to monetize our Baker Hughes position. During the years ended December 31, 2021 and 2020, we completed forward sales of 183 million and 28 million shares and received proceeds of $4,145 million and $417 million, respectively. In February 2022, we completed a forward sale of 50 million shares and received proceeds of $1,302 million. See Notes 2 and 3 for further information. Summarized financial information of Baker Hughes is as follows.

For the years ended December 31	2021(a)	2020	2019(b)
Revenues	$16,997	$20,705	$7,751
Gross Profit	3,276	3,199	1,558
Net income (loss)	(546)	(15,761)	120
Net income (loss) attributable to the entity	(407)	(9,940)	60
(a) Financial information is from January 1, 2021 to November 3, 2021 (date investment in BKR reduced below 20%).
(b) Financial information is from September 16, 2019 (date of deconsolidation) to December 31, 2019.

As of December 31	2021(a)	2020
Current	$—	$16,455
Noncurrent	—	21,552
Total assets	$—	$38,007

Current	$—	$10,227
Noncurrent	—	9,538
Total liabilities	$—	$19,765
Noncontrolling interests	$—	$5,349
(a) As of November 3, 2021 (date investment in BKR reduced below 20%). As a result, we no longer have significant influence in BKR.
2021 FORM 10-K 85

On November 1, 2021, we received 111.5 million ordinary shares of AerCap (approximately 46% ownership interest) and an AerCap senior note as partial consideration in conjunction with the GECAS transaction, for which we have adopted the fair value option. The fair value of our interest in AerCap, including the note, at December 31, 2021 was $8,287 million. See Notes 2 and 3 for further information. Given AerCap summarized financial information is not available as of the date of this filing, this information will be reported on a lag in future periods beginning in 2022.

Baker Hughes and AerCap are SEC registrants with separate filing requirements, and their respective financial information can be obtained from www.sec.gov.

NOTE 25. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(Per-share amounts in dollars)	2021	2020	2021	2020	2021	2020	2021	2020
Total revenues	$17,071	$19,380	$18,253	$16,811	$18,569	$18,609	$20,303	$21,033
Sales of equipment and services	16,316	18,791	17,470	16,048	17,813	17,866	19,492	20,264
Cost of equipment and services sold	12,538	14,426	13,618	13,633	13,401	14,042	14,338	15,770
Earnings (loss) from continuing operations	97	6,254	(571)	(1,138)	582	(1,137)	(3,504)	2,479
Earnings (loss) from discontinued operations	(2,894)	(21)	(564)	(993)	602	(58)	(339)	161
Net earnings (loss)	(2,798)	6,233	(1,135)	(2,132)	1,184	(1,195)	(3,843)	2,640
Less net earnings (loss) attributable to noncontrolling interests	5	34	(3)	(145)	(73)	(51)	1	3
Net earnings (loss) attributable to the Company	$(2,802)	$6,199	$(1,131)	$(1,987)	$1,257	$(1,144)	$(3,843)	$2,636
Per-share amounts – earnings (loss) from continuing operations
Diluted earnings (loss) per share	$0.02	$5.63	$(0.57)	$(1.21)	$0.54	$(1.04)	$(3.24)	$2.05
Basic earnings (loss) per share	0.02	5.64	(0.57)	(1.21)	0.54	(1.04)	(3.24)	2.07
Per-share amounts – earnings (loss) from discontinued operations
Diluted earnings (loss) per share	(2.62)	(0.02)	(0.51)	(0.91)	0.54	(0.05)	(0.31)	0.13
Basic earnings (loss) per share	(2.64)	(0.02)	(0.51)	(0.91)	0.55	(0.05)	(0.31)	0.14
Per-share amounts – net earnings (loss)
Diluted earnings (loss) per share	(2.60)	5.61	(1.08)	(2.12)	1.08	(1.09)	(3.55)	2.19
Basic earnings (loss) per share	(2.62)	5.62	(1.08)	(2.12)	1.09	(1.09)	(3.55)	2.22
Dividends declared	0.08	0.08	0.08	0.08	0.08	0.08	0.08	0.08

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
2021 FORM 10-K 86

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers (As of February 1, 2022)

			Date assumed
			Executive
Name	Position	Age	Officer Position

H. Lawrence Culp, Jr.	Chairman of the Board & Chief Executive Officer	58	October 2018
Carolina Dybeck Happe	Senior Vice President & Chief Financial Officer	49	March 2020
L. Kevin Cox	Senior Vice President, Chief Human Resources Officer	58	February 2019
Michael J. Holston	Senior Vice President, General Counsel & Secretary	59	April 2018
Peter J. Arduini	Senior Vice President of General Electric Company;	57	January 2022
	President & CEO, GE Healthcare
Jérôme X. Pécresse	Senior Vice President of General Electric Company;	54	September 2018
	President & CEO, GE Renewable Energy
John Slattery	Senior Vice President of General Electric Company;	53	September 2020
	President & CEO, GE Aviation
Russell Stokes	Senior Vice President of General Electric Company;	50	September 2018
	President & CEO, GE Aviation Services
Scott L. Strazik	Senior Vice President of General Electric Company;	43	January 2019
	President & CEO, GE Power
Thomas S. Timko	Vice President, Controller & Chief Accounting Officer	53	September 2018

All Executive Officers are elected by the Board of Directors for an initial term that continues until the Board meeting immediately preceding the next annual statutory meeting of shareholders, and thereafter are elected for one-year terms or until their successors have been elected. Other than Messrs. Culp, Cox, Holston, Arduini, Slattery and Timko and Ms. Dybeck Happe, the Executive Officers have been executives of General Electric Company for at least five years.

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

Prior to joining GE in December 2021, Mr. Arduini had been President and Chief Executive Officer of Integra LifeSciences since January 2012.

Prior to joining GE in July 2020, Mr. Slattery had been President and Chief Executive Officer of Commercial Aviation for Embraer, S.A. since 2016 after serving as the Chief Commercial Officer for Embraer Commercial Aviation since 2012.

Prior to joining GE in September 2018, Mr. Timko was Vice President, Controller and Chief Accounting Officer at General Motors since 2013.

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Other Governance Policies & Practices” and “Board Operations” in our definitive proxy statement for our 2022 Annual Meeting of Shareholders to be held May 4, 2022, which will be filed within 120 days of the end of our fiscal year ended December 31, 2021 (the 2022 Proxy Statement).
2021 FORM 10-K 87

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements
Included in the “Financial Statements and Supplementary Data” section of this report:
Management’s Annual Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firms
Statement of Earnings (Loss) for the years ended December 31, 2021, 2020 and 2019
Statement of Financial Position at December 31, 2021 and 2020
Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Statement of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019
Statement of Changes in Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019
Notes to consolidated financial statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Operating Segments
(a)2. Financial Statement Schedules
The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(a)3. Exhibit Index

Exhibit
2(a) Transaction Agreement, dated as of March 9, 2021 by and among GE Ireland USD Holdings ULC, GE Financial Holdings ULC, GE Capital US Holdings, Inc., General Electric Company, AerCap Holdings N.V., AerCap US Aviation LLC, and AerCap Aviation Leasing Limited (Incorporated by reference to Exhibit 2.1 to GE’s Current Report on Form 8-K, dated March 12, 2021 (Commission file no. 001-00035)).

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

2021 FORM 10-K 88

4(k) Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

4(l) Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
(10) Except for 10(kk) and (ll) below, all of the following exhibits consist of Executive Compensation Plans or Arrangements:
(a) General Electric Executive Life Insurance Plan, as amended January 1, 2022.*
(b) General Electric Leadership Life Insurance Program, effective January 1, 2022.*

(c) General Electric Directors’ Charitable Gift Plan, as amended through December 2002 (Incorporated by reference to Exhibit 10(i) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission file number 001-00035)).

(d) General Electric Supplementary Pension Plan, as amended effective January 1, 2021.*

(e) General Electric Restoration Plan, effective January 1, 2021(Incorporated by reference to Exhibit 10(g) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission file number 001-00035)).

(f) General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of December 7, 2018 (Incorporated by reference to Exhibit 10(g) to GE's Annual Report on Form 10-K for the fiscal year ended December 31, 2018(Commission file number 001-00035)).

(g) Form of Director Indemnification Agreement (Incorporated by reference to Exhibit 10(cc) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Commission file number 001-00035)).

(h) Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (Incorporated by reference to Exhibit 10(w) to the GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission file number 001-00035)).

(i) GE Retirement for the Good of the Company Program, as amended effective January 1, 2018 (Incorporated by reference to Exhibit 10(k) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission file number 001-00035)).

(j) GE US Executive Severance Plan, effective January 1, 2022.*

(k) GE Excess Benefits Plan, effective January 1, 2009 (Incorporated by reference to Exhibit 10(k) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission file number 001-00035)).

(l) Amendment to GE Excess Benefits Plan, effective December 31, 2020 (Incorporated by reference to Exhibit 10(n) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission file number 001-00035)).

(m) General Electric 2006 Executive Deferred Salary Plan, as amended January 1, 2009 (Incorporated by reference to Exhibit 10(l) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (Commission file number 001-00035)).

(n) GE 2007 Long-Term Incentive Plan as amended and restated April 26, 2017, as further amended and restated February 15, 2019, and as further amended and restated July 30, 2021 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-00035)).

(o) Amendment, dated August 18, 2020, to the GE 2007 Long-Term Incentive Plan (as amended and restated April 26, 2017, and as further amended and restated February 15, 2019) (Incorporated by reference to Exhibit 10(c) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission file number 001-00035)).

(p) Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2021 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2021 (Commission file number 001-00035)).

(q) Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2020 (Incorporated by reference to Exhibit 10(r) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission file number 001-00035)).

(r) Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2021(Incorporated by reference to Exhibit 10(b) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2021 (Commission file number 001-00035)).

(s) Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2020 (Incorporated by reference to Exhibit 10(s) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission file number 001-00035)).

(t) Form of Agreement for Leadership Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of September 2020 (Incorporated by reference to Exhibit 10(t) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission file number 001-00035)).

(u) Form of Agreement for Performance Stock Unit Grants to Executive Officers in 2021 under the General Electric Company 2007 Long-Term Incentive Plan, as amended July 30, 2021 (Incorporates by reference to Exhibit 10(b) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-00035)).

(v) Form of Agreement for Performance Stock Unit Grants to Executive Officers in 2020 under the General Electric Company 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10(v) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission file number 001-00035)).

(w) Form of Agreement for Performance Stock Unit Grants to Executive Officers in 2019 under the General Electric Company 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10(r) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission file number 001-00035)).

(x) General Electric International Employee Stock Purchase Plan, as amended and restated on April 25, 2018 (Incorporated by reference to Exhibit 99.1 to GE’s Registration Statement on Form S-8, dated May 1, 2018, File No. 333-224587 (Commission file number 001-00035)).

2021 FORM 10-K 89

(y) General Electric Company Annual Executive Incentive Plan, effective January 1, 2020 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission file number 001-00035)).

(z) Employment Agreement between H. Lawrence Culp, Jr. and General Electric Company, effective October 1, 2018 (Incorporated by reference to Exhibit 10(z) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Commission file number 001-00035)).

(aa) Amendment No.1, effective August 18, 2020, to the Employment Agreement between H. Lawrence Culp, Jr. and General Electric Company, effective October 1, 2018 (Incorporated by reference to Exhibit 10.1 to General Electric Company’s Current Report on Form 8-K, dated August 20, 2020 (Commission file number 001-00035)).

(bb) Performance Share Grant Agreement for H. Lawrence Culp, Jr., dated August 18, 2020 (Incorporated by reference to Exhibit 10.2 to General Electric Company’s Current Report on Form 8-K, dated August 20, 2020 (Commission file number 001-00035)).

(cc) Notice of Adjustment to the Performance Share Grant Agreement for H. Lawrence Culp, Jr., effective July 30, 2021 (Incorporated by reference to Exhibit 10(c) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-00035)).

(dd) Employment Agreement between Carolina Dybeck Happe and General Electric Company, effective November 24, 2019 (Incorporated by reference to Exhibit 10(z) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission file number 001-00035)).

(ee) Memorandum of Understanding between General Electric Company and Carolina Dybeck Happe, effective March 1, 2020 (Incorporated by reference to Exhibit 10(c) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission file number 001-00035)).

(ff) Amendment No. 1, effective September 2, 2020, to the Employment Agreement between Carolina Dybeck Happe and General Electric Company, effective November 24, 2019 (Incorporated by reference to Exhibit 10(d) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission file number 001-00035)).

(gg) Performance Stock Unit Grant Agreement for Carolina Dybeck Happe, dated September 3, 2020 (Incorporated by reference to Exhibit 10(e) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission file number 001-00035)).

(hh) Notice of Adjustment to the Performance Stock Unit Grant Agreement for Carolina Dybeck Happe, effective July 30, 2021 (Incorporated by reference to Exhibit 10(d) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-00035)).

(ii) Offer Letter Agreement for John Slattery, dated June 12, 2020 (Incorporated by reference to Exhibit 10(d) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-00035)).

(jj) Separation Agreement & Release between General Electric Company and Kieran Murphy, dated December 21, 2021.*

(kk) Amended and Restated Agreement, dated April 10, 2015, between General Electric Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 to GE’s Current Report on Form 8-K, dated April 10, 2015 (Commission file number 001-00035)).

(ll) Amended and Restated Credit Agreement, dated as of May 27, 2021, among General Electric Company, as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10 to GE’s Current Report on Form 8-K, dated May 27, 2021 (Commission file number 001-00035)).

(11) Statement re Computation of Per Share Earnings.**
(21) Subsidiaries of Registrant.*
(22) List of Subsidiary Guarantors and Issuers of Guaranteed Securities.*
23(a) Consent of Independent Registered Public Accounting Firm (Deloitte).*
23(b) Consent of Independent Registered Public Accounting Firm (KPMG).*
(24) Power of Attorney.*
31(a) Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
31(b) Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*
(32) Certification Pursuant to 18 U.S.C. Section 1350.*
99(a) Supplement to Present Required Information in Searchable Format.*
(101) The following materials from General Electric Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted as Inline XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the years ended December 31, 2021, 2020 and 2019, (ii) Statement of Financial Position at December 31, 2021 and 2020, (iii) Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (iv) Statement of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and , (v) Statement of Changes in Shareholders' Equity for the years ended December 31, 2021, 2020 and , and (vi) the Notes to Consolidated Financial Statements.*

(104) Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed electronically herewith
** Information required to be presented in Exhibit 11 is provided in Note 17 to the consolidated financial statements in this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

2021 FORM 10-K 90

FORM 10-K CROSS REFERENCE INDEX		Page(s)
Part I
Item 1.	Business	4-6, 10-15, 83-84

Item 1A.	Risk Factors	35-43

Item 1B.	Unresolved Staff Comments	Not applicable

Item 2.	Properties	4

Item 3.	Legal Proceedings	80-82

Item 4.	Mine Safety Disclosures	Not applicable
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35

Item 6.	[Reserved]	Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-34

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	20-21, 77-79

Item 8.	Financial Statements and Supplementary Data	47-86

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not applicable

Item 9A.	Controls and Procedures	43

Item 9B.	Other Information	Not applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not applicable
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	87

Item 11.	Executive Compensation	(a)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(b), 75-76

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(c)

Item 14.	Principal Accountant Fees and Services	(d)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	88-90

Item 16.	Form 10-K Summary	Not applicable

Signatures		92
(a)Incorporated by reference to “Compensation” in the 2022 Proxy Statement.
(b)Incorporated by reference to “Stock Ownership Information” in the 2022 Proxy Statement.
(c)Incorporated by reference to “Related Person Transactions” and “How We Assess Director Independence” in the 2022 Proxy Statement.
(d)Incorporated by reference to “Independent Auditor Information” in the 2022 Proxy Statement for Deloitte and Touche LLP (PCAOB ID No. 34) and KPMG LLP (PCAOB ID No. 185).

2021 FORM 10-K 91

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2021, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the City of Boston and Commonwealth of Massachusetts on the 11th day of February 2022.

General Electric Company
(Registrant)

By	/s/ Carolina Dybeck Happe
Carolina Dybeck Happe Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Carolina Dybeck Happe	Principal Financial Officer	February 11, 2022
Carolina Dybeck Happe Senior Vice President and Chief Financial Officer

	/s/ Thomas S. Timko	Principal Accounting Officer	February 11, 2022
Thomas S. Timko Vice President, Chief Accounting Officer and Controller

	/s/ H. Lawrence Culp, Jr.	Principal Executive Officer	February 11, 2022
H. Lawrence Culp, Jr.* Chairman of the Board of Directors

	Sébastien M. Bazin*	Director
	Ashton B. Carter*	Director
	Francisco D'Souza*	Director
	Edward P. Garden*	Director
	Thomas W. Horton*	Director
	Risa Lavizzo-Mourey*	Director
	Catherine A. Lesjak*	Director
	Paula Rosput Reynolds*	Director
	Leslie F. Seidman*	Director
	James S. Tisch*	Director

A majority of the Board of Directors

*By	/s/ Michael J. Holston
Michael J. Holston Attorney-in-fact
February 11, 2022

2021 FORM 10-K 92