Form 10-Q
period 2022-03-31
GENERAL ELECTRIC CO
filed 2022-04-26
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,100,664,978 shares of common stock with a par value of $0.01 per share outstanding at March 31, 2022.

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
•the continuing severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and virus variants and resurgences; of businesses’ and governments’ responses to the pandemic, such as continued or new government-imposed lockdowns and travel restrictions; and of individual factors such as aviation passenger confidence, on our operations and personnel, on commercial activity and demand across our and our customers’ businesses, and on global supply chains;
•the extent to which the COVID-19 pandemic and related impacts, including global supply chain disruptions and price inflation, will continue to adversely impact our business operations, financial performance, results of operations, cash flows, financial position, the prices of our securities and the achievement of our strategic objectives;
•changes in macroeconomic and market conditions and market volatility (including developments and volatility arising from the COVID-19 pandemic), including inflation, supply chain constraints, interest rates, the value of securities and other financial assets (including our equity ownership positions in Baker Hughes and AerCap, and expected equity interest in the Healthcare business after its spin-off), oil, natural gas and other commodity prices and exchange rates, and the impact of such changes and volatility on our financial position and performance;
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
•global economic trends, competition and geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and the related sanctions and other measures, changes in the rates of investment or economic growth in key markets we serve, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries, and related impacts on our businesses' global supply chains and strategies;
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
•the impact of potential information technology, cybersecurity or data security breaches at GE or third parties; and
•the other factors that are described in the "Risk Factors" section of this report and of our Annual Report on Form 10-K for the year ended December 31, 2021, as such descriptions may be updated or amended in any future reports we file with the SEC.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.
2022 1Q FORM 10-Q 3

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

CONSOLIDATED RESULTS
SIGNIFICANT DEVELOPMENTS. Share Buyback Authorization. In the first quarter of 2022, GE’s Board of Directors authorized up to $3 billion of common share repurchases. GE expects to consider share repurchases as one of a number of potential capital allocation alternatives on an ongoing basis, along with organic and inorganic investments. There were no share repurchases during the three months ended March 31, 2022.

Steam Power. In the first quarter of 2022, we signed a non-binding memorandum of understanding for GE Steam Power to sell a portion of its business to Électricité de France S.A. (EDF), which resulted in a reclassification of that business to held for sale. A non-cash, pre-tax impairment charge was taken related to the remaining business intangible and fixed assets of approximately $0.8 billion. This charge was recorded in continuing operations at Corporate. The sale transaction is expected to be finalized in the first half of 2023, subject to completion of the parties’ respective information and consultation processes and satisfaction of certain conditions, and closing the transaction is expected to result in a significant gain.

Russia and Ukraine. In the first quarter of 2022, we recognized $0.2 billion of pre-tax charges primarily from impairments of receivables, inventory, contract assets and equity method investments directly resulting from the conflict between Russia and Ukraine and sanctions primarily related to our Aviation and Power businesses. As of March 31, 2022, we have approximately $0.6 billion of remaining assets, which relate to activity not subject to sanctions.

FIRST QUARTER 2022 RESULTS. Total revenues were $17.0 billion, flat for the quarter, driven primarily by an increase at Aviation, offset by decreases at Power and Renewable Energy.

Continuing earnings (loss) per share was $(0.74). Excluding the Steam asset sale impairment, gains (losses) on equity securities, Russia and Ukraine charges, earnings from our run-off Insurance business, separation costs and non-operating benefit costs, Adjusted earnings per share* was $0.24. For the three months ended March 31, 2022, profit (loss) was $(0.5) billion and profit (loss) margins were (3.1)%, down $0.8 billion, primarily due to the Steam asset sale impairment of $0.8 billion, a net loss on the value of equity securities of $0.6 billion compared to the prior year gain, Russia and Ukraine charges of $0.2 billion and separation costs of $0.1 billion, partially offset by a decrease in non-operating benefit costs of $0.6 billion, lower interest and other financial charges of $0.1 billion, higher profit on our run-off Insurance business of $0.1 billion and higher segment profit $0.1 billion. Adjusted organic profit* increased $0.2 billion (22%), driven primarily by increases at Aviation and Power, partially offset by decreases at Renewable Energy and Healthcare.

*Non-GAAP Financial Measure
2022 1Q FORM 10-Q 4

We continue to experience inflation pressure in our supply chain, as well as delays in sourcing key materials needed for our products. This has delayed our ability to convert remaining performance obligation (RPO) to revenue and negatively impacted our profit margins. While we are taking actions to limit this pressure, we may continue to experience impacts in future periods. Also, geopolitical uncertainties with the ongoing Russia and Ukraine conflict, as well as recent COVID-19 impacts in China, are introducing additional challenges.

Cash used for operating activities was $(0.5) billion and $(2.6) billion for the three months ended March 31, 2022 and 2021, respectively. Cash used for operating activities decreased primarily due to a decrease in cash collateral paid net of settlements on derivative contracts and an increase in all other operating activities, partially offset by an increase in cash used for working capital. Free cash flows* (FCF) were $(0.9) billion and $(3.4) billion for the three months ended March 31, 2022 and 2021, respectively. FCF* increased primarily due to a decrease in cash collateral paid net of settlements on derivative contracts and an increase in all other operating activities, partially offset by an increase in cash used for working capital (after adjusting for the impact from eliminations related to our receivables factoring and supply chain finance programs in 2021). See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

RPO is unfilled customer orders for products and product services (expected life of contract sales for product services) excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 8 for further information.

RPO	March 31, 2022	December 31, 2021
Equipment	$45,687	$45,065
Services	195,053	194,755
Total RPO	$240,740	$239,820

As of March 31, 2022, RPO increased $0.9 billion from December 31, 2021, primarily at Aviation, from engines contracted under long-term service agreements that have now been put into service and contract modifications; partially offset by decreases at Power, from the continued wind down of the Steam Power new build coal business and sales outpacing new orders in Gas Power services; at Healthcare, from the impact of contract renewal timing in services; and at Renewable Energy, primarily from sales exceeding new orders at Onshore Wind and the impact of a stronger U.S. dollar at Offshore Wind.

REVENUES	Three months ended March 31
	2022	2021
Equipment revenues	$6,864	$7,971
Services revenues	9,408	8,345
Insurance revenues	767	755
Total revenues	$17,040	$17,071

For the three months ended March 31, 2022, total revenues were flat. Equipment revenues decreased, primarily at Renewable Energy, due to fewer wind turbine deliveries at Onshore Wind and lower revenue at Grid; at Power, due to decreased Gas Power equipment revenues on fewer HA shipments and Steam Power equipment on the exit of new build coal; and at Aviation, due to lower GEnx engine production rates, supply chain constraints and product transition with fewer engine shipments on legacy programs. Services revenues increased, primarily at Aviation, due to increased shop visit volume and higher volume of commercial spare part shipments, reflecting the continued recovery of the commercial aviation market; and at Renewable Energy, primarily due to higher services revenue at Onshore Wind from a larger installed base and more repower unit deliveries; partially offset by a decrease at Power, due to a decrease in Gas Power services. Insurance revenues increased 2%.
Total revenues included the net effects of acquisitions of $0.1 billion, the net effects of dispositions, and the effects of a stronger U.S. dollar of $0.2 billion. Excluding Insurance revenues, the net effects of acquisitions, dispositions and foreign currency, organic revenues* increased $0.1 billion (1%), with equipment revenues down $1.1 billion (14%) and services revenues up $1.2 billion (15%). Organic revenues* increased at Aviation and Healthcare, partially offset by decreases at Renewable Energy and Power.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended March 31
(Per-share in dollars and diluted)	2022	2021
Continuing earnings (loss) attributable to GE common shareholders	$(809)	$20
Continuing earnings (loss) per share	$(0.74)	$0.02

For the three months ended March 31, 2022, continuing earnings decreased $0.8 billion primarily due to the Steam asset sale impairment of $0.8 billion, a net loss on the value of equity securities of $0.6 billion compared to the prior year gain, Russia and Ukraine charges of $0.2 billion and separation costs of $0.1 billion, partially offset by a decrease in non-operating benefit costs of $0.6 billion, lower interest and other financial charges of $0.1 billion, higher profit on our run-off Insurance business of $0.1 billion and higher segment profit $0.1 billion. Adjusted earnings* was $0.3 billion, an increase of $0.1 billion. Profit margin was (3.1)%, a decrease from 1.4%, primarily due to the same net decreases as described above. Adjusted profit* was $0.9 billion, an increase of $0.2 billion organically*, due to increases at Aviation and Power, partially offset by decreases Renewable Energy and Healthcare. Adjusted profit margin* was 5.8%, an increase of 110 basis points organically*.
*Non-GAAP Financial Measure
2022 1Q FORM 10-Q 5

SEGMENT OPERATIONS. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021, for further information regarding our determination of segment profit for continuing operations, and for our allocations of corporate costs to our segments.

	Three Months Ended March 31
SUMMARY OF REPORTABLE SEGMENTS	2022	2021	V %
Aviation	$5,603	$4,992	12%
Healthcare	4,363	4,308	1%
Renewable Energy	2,871	3,248	(12)%
Power	3,501	3,921	(11)%
Total segment revenues	16,337	16,468	(1)%
Corporate	702	603	16%
Total revenues	$17,040	$17,071	—%

Aviation	$908	$641	42%
Healthcare	538	698	(23)%
Renewable Energy	(434)	(234)	(85)%
Power	63	(87)	F
Total segment profit (loss)	1,075	1,019	5%
Corporate(a)	(1,328)	160	U
Interest and other financial charges	(390)	(485)	20%
Non-operating benefit income (cost)	137	(430)	F
Benefit (provision) for income taxes	(251)	(173)	(45)%
Preferred stock dividends	(52)	(72)	28%
Earnings (loss) from continuing operations attributable to GE common shareholders	(809)	20	U
Earnings (loss) from discontinued operations attributable to GE common shareholders	(286)	(2,894)	90%
Net earnings (loss) attributable to GE common shareholders	$(1,094)	$(2,874)	62%
(a) Includes interest and other financial charges of $16 million and $15 million and benefit for income taxes of $47 million and $31 million related to EFS within Corporate for the three months ended March 31, 2022 and 2021, respectively.

AVIATION. Aviation’s results in first quarter 2022 reflect the continued recovery of the commercial market, although the global COVID-19 pandemic continues to have an adverse effect on the global airline industry, as well as on the global industrial supply chain with disruptions in material and labor. A key underlying driver of Aviation’s commercial engine and services business is global commercial air traffic, which in turn is driven by economic activity and consumer and business propensity to travel. Since the beginning of the pandemic in the first quarter of 2020, we have seen varied levels of recovery in global markets. Aviation regularly tracks global departures, which improved 39% during the first quarter of 2022 compared to the first quarter of 2021, and now stands at approximately 75% of 2019 levels as of March 31, 2022. However, government travel restrictions, public health advisories, individuals' propensity to travel and continued cases of the virus drive varied levels of recovery regionally, due in large part to the emergence of COVID-19 virus variants. Aviation remains confident in the recovery, while actively monitoring the impact of travel restrictions, quarantine requirements, and economic and industry forecasts. We are in frequent dialogue with our airline, airframe, and maintenance, repair and overhaul customers about the outlook for commercial air travel, new aircraft production, fleet retirements, and after-market services, including shop visit and spare parts demand. Current trends are in line with our recovery forecast, and we continue to expect domestic travel routes primarily served by single-aisle aircraft to recover before long-haul, international travel routes, which are primarily served by twin-aisle aircraft. Consistent with industry projections, Aviation continues to estimate single-aisle air traffic to recover to 2019 levels in early 2023, with twin-aisle air traffic recovering in early 2024, dependent on containing the spread of the virus, effective inoculation programs and government collaboration to encourage travel, particularly around reducing quarantine requirements.

Aviation has taken several actions to respond to the current environment and is actively monitoring the pace of demand recovery to ensure the business is appropriately sized for the future. In addition, we continue to partner with our airline and leasing customers and collaborate with our airframe partners on production rates for 2022 and beyond.

As it relates to the military environment, Aviation continues to forecast strong military demand creating future growth opportunities for our Military business unit as the U.S. Department of Defense and foreign governments have continued flight operations, and have allocated budgets to upgrade and modernize their existing fleets. During the first quarter of 2022, Aviation achieved significant testing milestones on two future military engines. Aviation met the First Engine to Test milestone for the T901-GE-900 engine, the next-generation rotorcraft engine, and initiated Phase 2 testing of the XA100 adaptive cycle engine. Additionally, as a result of lean initiatives, Aviation saw improvement from the supply chain challenges impacting the delivery of military engines experienced in the prior year, and the business continues to actively address the issues and monitor progress to recovery.

Total engineering, comprising company, customer and partner-funded and nonrecurring engineering costs, increased compared to the prior year. Aviation continues to be committed to investment in developing and maturing technologies that enable a more sustainable future of flight. In February 2022, Airbus selected CFM International, Aviation’s joint venture with Safran Aircraft Engines, to collaborate on a program to develop and test direct hydrogen combustion engine technologies with flight tests expected in the middle of this decade. Additionally, during the first quarter of 2022, Aviation selected Boeing to support flight tests of its hybrid electric propulsion system using a modified Saab 340B aircraft and CT7-9B turboprop engines.
2022 1Q FORM 10-Q 6

Aviation continues to take actions to protect its ability to serve its customers now and as the global airline industry recovers. Aviation’s deep history of innovation and technology leadership, commercial engine installed base of approximately 39,400 units, with approximately 10,900 units under long-term service agreements, and military engine installed base of approximately 26,200 units represents strong long-term fundamentals. Aviation expects to emerge from the current environment well-positioned to drive long-term profitable growth and cash generation over time.

	Three months ended March 31
Sales in units, except where noted	2022	2021
Commercial Engines(a)	343	359
LEAP Engines(b)	239	188
Military Engines	184	96
Spare Parts Rate(c)	22.8	13.2
(a) Commercial Engines now includes Business Aviation and Aeroderivative units for all periods presented.
(b) LEAP engines are subsets of commercial engines.
(c) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

RPO	March 31, 2022	December 31, 2021
Equipment	$11,924	$11,139
Services	115,576	114,133
Total RPO	$127,501	$125,272

SEGMENT REVENUES AND PROFIT	Three months ended March 31
	2022	2021
Commercial Engines & Services	$3,853	$3,354
Military	1,036	956
Systems & Other	714	682
Total segment revenues	$5,603	$4,992

Equipment	$1,654	$1,847
Services	3,949	3,145
Total segment revenues	$5,603	$4,992

Segment profit	$908	$641
Segment profit margin	16.2%	12.8%

For the three months ended March 31, 2022, segment revenues were up $0.6 billion (12%) and segment profit was up $0.3 billion (42%).
RPO as of March 31, 2022 increased $2.2 billion (2%) from December 31, 2021, primarily due to increases in services. Services increased primarily as a result of engines contracted under long-term service agreements that have now been put into service and contract modifications.
Revenues increased $0.6 billion (12%) organically*. Commercial Services revenues increased, primarily due to increased shop visit volume and higher volume of commercial spare part shipments. Commercial Engines revenues decreased, primarily driven by lower GEnx engine production rates, supply chain constraints and product transition with fewer engine shipments on legacy programs, partially offset by more shipments on newer programs, including 51 more LEAP units versus the prior year. Military revenues increased, primarily due to 88 more engine shipments than the prior year, partially offset by product mix.
Profit increased $0.3 billion (39%) organically*, primarily due to increased shop visit volume and higher volume of commercial spare part shipments. These increases in profit were partially offset by lower profit on Commercial Engine shipments driven by product transition with fewer engine shipments on legacy programs and more shipments on newer programs, inflation in our supply chain and additional growth investment.

HEALTHCARE. U.S. healthcare market demand continues to be strong, however, Europe, the Middle East and Africa are still seeing the lingering effects of COVID-19, and China has seen impacts in certain regions during the first quarter of 2022. We continue to see growth in hospital spending to increase capacity and improve quality of care. Both Healthcare Systems (HCS) and Pharmaceutical Diagnostics (PDx) demand has recovered to at or above pre-pandemic levels. We are experiencing substantial inflation and delays in sourcing key materials needed for our products, such as electronics and resins, delaying our ability to convert RPO to revenue. We have proactively managed sourcing and logistics, material and design costs to partially mitigate supply chain impacts. Delivering for our customers remains a top priority. In response to the inflation pressures we are experiencing, we have continued to manage price and value for our customers, as well as discretionary and structural cost in our business, in order to invest in research and development to drive long-term growth.

*Non-GAAP Financial Measure
2022 1Q FORM 10-Q 7

We continue to grow and invest in precision health, with a focus on creating new products and digital solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. We announced a partnership with AliveCor to deliver medical-grade electrocardiograms (ECGs) taken by patients on an AliveCor device outside of the hospital setting, which will connect directly into GE Healthcare’s MUSE Cardiac Management System so physicians can view and evaluate clinical readings remotely. We received U.S. Food and Drug Administration pre-market approval for our End-tidal (Et) Control software for general anesthesia delivery on the Aisys CS2 Anesthesia Delivery System. The Et Control software improves anesthesia delivery accuracy and simplifies workflows while reducing drug waste, lowering the cost of care and greenhouse gas emissions. We remain committed to innovate and invest to create more integrated, efficient, and personalized precision healthcare.

RPO	March 31, 2022	December 31, 2021
Equipment	$4,282	$4,232
Services	10,118	10,375
Total RPO	$14,399	$14,606

SEGMENT REVENUES AND PROFIT	Three months ended March 31
	2022	2021
Healthcare Systems	$3,875	$3,825
Pharmaceutical Diagnostics	487	482
Total segment revenues	$4,363	$4,308

Equipment	$2,256	$2,227
Services	2,107	2,081
Total segment revenues	$4,363	$4,308

Segment profit	$538	$698
Segment profit margin	12.3%	16.2%

For the three months ended March 31, 2022, segment revenues were up $0.1 billion (1%) and segment profit was down $0.2 billion (23%).
RPO as of March 31, 2022 decreased $0.2 billion (1%) from December 31, 2021, primarily due to an increase in equipment orders, more than offset by the impact of contract renewal timing in services.
Revenues increased $0.1 billion (2%) organically*. Services revenues increased, driven by a return to pre-pandemic volume in PDx and the continued growth of HCS services. Equipment revenues were flat, driven by continued supply chain constraints, COVID-19 impacts in certain China regions and impacts from the Russia and Ukraine conflict.
Profit decreased $0.1 billion (15%) organically*, driven by decreased volume for LCS and Ultrasound products, and increased material inflation and logistics cost across all product lines. We also continued to make research and development and commercial investments.

RENEWABLE ENERGY. While we continue to expect long-term growth in U.S onshore wind, the expiry of U.S. Production Tax Credits (PTC) in 2021 and U.S. policy uncertainty, together with rising inflation has resulted in project delays and deferral of customer investments. The offshore wind industry continues to expect strong global growth through the decade and our Grid business is positioned to support grid modernization needs. We have experienced significant cost inflation in materials and logistics costs across the entire business that impact price and customer demand, and our financial results are dependent on U.S. tax credit policy, the inflationary environment, execution of cost reduction initiatives and improved pricing.

New product introductions remain important to our onshore and offshore customers who are demonstrating the willingness to adopt the new technology of larger turbines that decrease the levelized cost of energy. We have observed significant market demand for our 5-6 MW Cypress and 3-4 MW Sierra Onshore units and our 12-14 MW Haliade-X Offshore units. Commissioned in 2019, our Haliade-X test unit is currently operating at 14 MW. We expect to start shipping units for commercial projects in the second half of this year. Preparing for large scale production, while reducing the cost of these new product platforms and blade technologies remains a key priority. At Grid Solutions, new technology such as flexible transformers and g³ switchgears are solving for a more resilient and efficient electric grid and lower greenhouse gas emissions, respectively.

	Three months ended March 31
Onshore and Offshore sales in units	2022	2021
Wind Turbines	502	778
Wind Turbine Gigawatts	1.7	2.4
Repower units	151	—

*Non-GAAP Financial Measure
2022 1Q FORM 10-Q 8

RPO	March 31, 2022	December 31, 2021
Equipment	$18,728	$18,639
Services	12,682	12,872
Total RPO	$31,410	$31,511

SEGMENT REVENUES AND PROFIT	Three months ended March 31
	2022	2021
Onshore Wind	$1,906	$2,118
Grid Solutions equipment and services	668	795
Hydro, Offshore Wind and Hybrid Solutions	297	335
Total segment revenues	$2,871	$3,248

Equipment	$2,173	$2,844
Services	698	404
Total segment revenues	$2,871	$3,248

Segment profit (loss)	$(434)	$(234)
Segment profit margin	(15.1)%	(7.2)%

For the three months ended March 31, 2022, segment revenues were down $0.4 billion (12%) and segment losses were up $0.2 billion (86%).
RPO as of March 31, 2022 decreased $0.1 billion from December 31, 2021 primarily from sales exceeding new orders at Onshore Wind and the impact of a stronger U.S. dollar at Offshore Wind, partially offset by new orders at Grid and Onshore Services exceeding sales. The decline in new equipment orders at Onshore Wind is primarily attributable to the U.S. market decline and increased commercial selectivity internationally.
Revenues decreased $0.3 billion (10%) organically* across all businesses, primarily from 276 fewer wind turbine deliveries at Onshore Wind and lower revenue at Grid due to increased commercial selectivity, partially offset by higher services revenue at Onshore Wind from a larger installed base and 151 more repower unit deliveries.
Segment losses increased $0.2 billion (91%) organically*, primarily from lower volume at Onshore Wind in the U.S. and Grid, lower margins at Onshore Wind and cost inflation across all businesses, partially offset by the impact of cost reduction initiatives. Onshore Wind results were adversely impacted by execution of lower margin RPO in North America and the impact of transitioning to newer product offerings internationally.

POWER. During the current period, global gas generation and gas turbine utilization were both up mid-single-digits due to retirements and availability of coal and nuclear units and weather in select markets, even as the market manages through the uncertainty and disruptions from the conflict in Ukraine. Looking ahead, we anticipate the power market to continue to be impacted by overcapacity in the industry, continued price pressure from competition on servicing the installed base, and the uncertain timing of deal closures due to financing and the complexities of working in emerging markets, as well as the ongoing impacts of COVID-19. Although market factors related to the energy transition such as greater renewable energy penetration and the adoption of climate change-related policies continue to impact long-term demand (and related financing), to differing degrees across markets globally, we expect the gas market to remain stable over the next decade with gas generation continuing to grow low-single-digits. We believe gas will play a critical role in the energy transition and are encouraged by the growth in Gas Power Services. We remain focused on our underwriting discipline and risk management to ensure we are securing deals that meet our financial hurdles and we have high confidence to deliver for our customers.

We continue to invest in new product development, such as our HA-Turbines and Nuclear small modular reactors. Our fundamentals remain strong with approximately $67.8 billion in RPO and a gas turbine installed base greater than 7,000 units, including approximately 1,750 units under long-term service agreements.

	Three months ended March 31
Sales in units	2022	2021
GE Gas Turbines	20	11
Heavy-Duty Gas Turbines(a)	13	11
HA-Turbines(b)	2	5
Aeroderivatives(a)	7	—
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines. (b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.

*Non-GAAP Financial Measure
2022 1Q FORM 10-Q 9

RPO	March 31, 2022	December 31, 2021
Equipment	$11,812	$12,169
Services	55,941	56,569
Total RPO	$67,752	$68,738

SEGMENT REVENUES AND PROFIT	Three months ended March 31
	2022	2021
Gas Power	$2,489	$2,829
Steam Power	636	706
Power Conversion, Nuclear and other	377	385
Total segment revenues	$3,501	$3,921

Equipment	$965	$1,241
Services	2,536	2,679
Total segment revenues	$3,501	$3,921

Segment profit (loss)	$63	$(87)
Segment profit margin	1.8%	(2.2)%

For the three months ended March 31, 2022, segment revenues were down $0.4 billion (11%) and segment profit was up $0.1 billion.
RPO as of March 31, 2022 decreased $1.0 billion (1%) from December 31, 2021, primarily driven by the continued wind down of the Steam Power new build coal business, sales outpacing new orders in Gas Power contractual services and the impact of the Russia and Ukraine conflict at Power Conversion.
Revenues decreased $0.2 billion (6%) organically*, primarily due to decreased Gas Power equipment revenues on fewer HA shipments and Steam Power equipment on the exit of new build coal, partially offset by higher Gas Power Aeroderivative deliveries.
Profit increased $0.1 billion organically* due to increases in Steam Power from prior year project and legal charges that did not repeat.

CORPORATE. The Corporate amounts related to revenues and earnings include the results of disposed businesses, certain amounts not included in operating segment results because they are excluded from measurement of their operating performance for internal and external purposes and the elimination of intersegment activities. In addition, the Corporate amounts related to earnings include certain costs of our principal retirement plans, significant, higher-cost restructuring programs, separation costs, and other costs reported in Corporate.

Corporate includes the results of the GE Digital business and our remaining GE Capital businesses including our run-off Insurance business (see Other Items - Insurance for further information).

REVENUES AND OPERATING PROFIT (COST)	Three months ended March 31
	2022	2021
Corporate revenues	$220	$227
Insurance revenues	767	755
Eliminations and other	(285)	(379)
Total Corporate revenues	$702	$603

Gains (losses) on purchases and sales of business interests	$4	$3
Gains (losses) on equity securities	(219)	347
Restructuring and other charges	(35)	(106)
Separation costs	(119)	—
Steam asset sale impairment (Notes 6 and 7)	(824)	—
Russia and Ukraine charges	(230)	—
Insurance profit (loss) (Note 12)	225	138
Adjusted total corporate operating costs (Non-GAAP)	(129)	(221)
Total Corporate operating profit (cost) (GAAP)	$(1,328)	$160
Less: gains (losses), impairments, Insurance, and restructuring & other	(1,199)	382
Adjusted total corporate operating costs (Non-GAAP)	$(129)	$(221)

Functions & operations	$(78)	$(188)
Environmental, health and safety (EHS) and other items	(51)	(55)
Eliminations	(1)	23
Adjusted total corporate operating costs (Non-GAAP)	$(129)	$(221)

*Non-GAAP Financial Measure
2022 1Q FORM 10-Q 10

Adjusted total corporate operating costs* excludes gains (losses) on purchases and sales of business interests, significant, higher-cost restructuring programs, separation costs, gains (losses) on equity securities, impairments and our run-off Insurance business profit. We believe that adjusting corporate costs to exclude the effects of items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

For the three months ended March 31, 2022, revenues increased by $0.1 billion due to lower intersegment eliminations. Corporate operating profit decreased by $1.5 billion due to $0.8 billion of non-cash impairment charges related to property, plant and equipment and intangible assets as a result of reclassification of a portion of our Steam Power business to held for sale in the first quarter of 2022 (See Note 2). In addition, operating profit decreased due to a $0.6 billion change in gains (losses) on equity securities, primarily related to $1.7 billion of mark to market losses on our AerCap shares and note, partially offset by $1.2 billion of higher mark to market gains on our BKR shares. Operating profit decreased $0.2 billion from contracts and recoverability of assets in connection with the conflict between Russia and Ukraine and resulting sanctions, primarily within our Aviation and Power businesses, and $0.1 billion of incurred expenses related to business separation costs. These decreases were partially offset by $0.1 billion of lower restructuring and other charges in 2022, primarily related to our Aviation segment, and $0.1 billion of higher income in our run-off Insurance business, primarily driven by lower claims and strong investment results.
Adjusted total corporate operating costs* decreased by $0.1 billion primarily as the result of favorable operating results in EFS and core reductions.

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

RESTRUCTURING AND OTHER CHARGES	Three months ended March 31
	2022	2021
Workforce reductions	$23	$211
Plant closures & associated costs and other asset write-downs	29	26
Acquisition/disposition net charges and other	12	5
Other	(3)	—
Total restructuring and other charges	$61	$242

Cost of equipment/services	$31	$101
Selling, general and administrative expenses	33	148
Other income	(3)	(7)
Total restructuring and other charges	$61	$242

Aviation	$5	$62
Healthcare	13	39
Renewable Energy	6	76
Power	34	49
Corporate	3	16
Total restructuring and other charges	$61	$242
Restructuring and other charges cash expenditures	$154	$223

Liabilities associated with restructuring activities were approximately $0.9 billion and $1.0 billion, including actuarial determined post-employment severance benefits of $0.5 billion and $0.5 billion as of March 31, 2022 and December 31, 2021, respectively.

SEPARATION COSTS. In November 2021, the company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aviation, healthcare, and energy. Over the next two years, we expect to incur separation, transition, and operational costs of approximately $2 billion and net tax costs of less than $0.5 billion, which will depend on specifics of the transaction.

We incurred pre-tax separation costs of $119 million, primarily related to business separation and employee cost and $20 million of net tax expense, including taxes associated with planned legal entity restructuring and changes to indefinite reinvestment, for the three months ended March 31, 2022.

INTEREST AND OTHER FINANCIAL CHARGES were $0.4 billion and $0.5 billion for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily due to lower average borrowings balances, partially offset by a lower allocation of interest expense to discontinued operations. Inclusive of interest expense in discontinued operations, total interest and other financial charges were $0.4 billion and $0.7 billion for the three months ended March 31, 2022 and 2021, respectively. The primary components of interest and other financial charges are interest on short- and long-term borrowings.

*Non-GAAP Financial Measure
2022 1Q FORM 10-Q 11

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for information about our pension and retiree benefit plans.

INCOME TAXES. For the three months ended March 31, 2022, the consolidated income tax rate was (38.8)% compared to 59.7% for the three months ended March 31, 2021. The tax rate for 2022 reflects a tax provision on a pre-tax loss.

The consolidated provision for income taxes was $0.2 billion for the three months ended March 31, 2022 and $0.1 billion for the three months ended March 31, 2021. The provision increased due to a decrease in favorable audit resolutions outside the U.S. and an increase in losses in foreign jurisdictions where they are not likely to be utilized. There was not a significant benefit associated with the change from pre-tax income for the three months ended March 31, 2021 to a pre-tax loss for the three months ended March 31, 2022 as the pre-tax loss for 2022 included asset impairments and a net loss on our interest in AerCap and Baker Hughes which included losses without tax benefit. Excluding these items, there was an increase in pre-tax income from the three months ended March 31, 2021 compared to the three months ended March 31, 2022.

For the three months ended March 31, 2021, the consolidated income tax provision was $0.1 billion compared to $0.1 billion for the three months ended March 31, 2020. The provision increased slightly as there was a tax expense associated with the unrealized gain on our remaining interest in Baker Hughes in the first quarter of 2021 compared to a tax benefit associated with the unrealized loss recorded in the first quarter of 2020. This was largely offset by the nonrecurrence of the tax expense associated with the disposition of the BioPharma business in the first quarter of 2020.

DISCONTINUED OPERATIONS primarily comprise our GE Capital Aviation Services (GECAS) business, discontinued in 2021, our mortgage portfolio in Poland, and other trailing assets and liabilities associated with prior dispositions. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis. See Note 2 for further information regarding our businesses in discontinued operations.

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flows* from our operating businesses, cash generated from asset sales and dispositions, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of Aviation-related customer allowances, market conditions and our ability to execute dispositions. Total cash, cash equivalents and restricted cash was $12.8 billion at March 31, 2022, of which $6.8 billion was held in the U.S. and $6.0 billion was held outside the U.S.

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

Cash, cash equivalents and restricted cash at March 31, 2022 included $2.3 billion of cash held in countries with currency control restrictions (including a total of $0.1 billion in Russia and Ukraine) and $0.4 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised funds restricted in connection with certain ongoing litigation matters. Excluded from cash, cash equivalents and restricted cash was $0.8 billion of cash in our run-off Insurance business, which was classified as All other assets in the Statement of Financial Position.

In connection with the program we launched in 2020 to fully monetize our Baker Hughes position over approximately three years, we received proceeds of $1.3 billion in the first quarter of 2022. In addition, we expect to fully monetize our stake in AerCap over time.

We provided a total of $11.4 billion of capital contributions to our insurance subsidiaries since 2018, including $2.0 billion in the first quarter of 2022, and expect to provide further capital contributions of approximately $3.6 billion through 2024. These contributions are subject to ongoing monitoring by the Kansas Insurance Department (KID), and the total amount to be contributed could increase or decrease, or the timing could be accelerated, based upon the results of reserve adequacy testing or a decision by KID to modify the schedule of contributions set forth in January 2018. We are required to maintain specified capital levels at these insurance subsidiaries under capital maintenance agreements.

*Non-GAAP Financial Measure
2022 1Q FORM 10-Q 12

BORROWINGS. Consolidated total borrowings were $33.6 billion and $35.2 billion at March 31, 2022 and December 31, 2021, respectively, a decrease of $1.6 billion. The reduction in borrowings was driven primarily by net repayments and maturities of debt of $1.2 billion and $0.3 billion related to changes in foreign exchange rates.

We have in place committed revolving credit facilities totaling $14.4 billion at March 31, 2022, comprising a $10.0 billion unused back-up revolving syndicated credit facility and a total of $4.4 billion of bilateral revolving credit facilities.

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

Substantially all of the Company's debt agreements in place at March 31, 2022 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant, which we satisfied at March 31, 2022.

The Company may from time to time enter into agreements that contain minimum ratings requirements. The following table provides a summary of the maximum estimated liquidity impact in the event of further downgrades below each stated ratings level.

Triggers Below	At March 31, 2022
BBB+/A-2/P-2	$41
BBB/A-3/P-3	247
BBB-	1,093
BB+ and below	494
Our most significant contractual ratings requirements are related to ordinary course commercial activities. The timing within the quarter of the potential liquidity impact of these areas may differ, as can the remedies to resolving any potential breaches of required ratings levels.

FOREIGN EXCHANGE. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Chinese renminbi, the Indian rupee and Japanese yen, among others. The effects of foreign currency fluctuations on earnings was less than $0.1 billion for both the three months ended March 31, 2022 and 2021. See Note 19 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS
CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and post retirement plans.

Cash used for operating activities was $0.5 billion in 2022, a decrease of $2.1 billion compared with 2021, primarily due to: a decrease in financial services-related cash collateral paid net of settlements on derivative contracts of $1.6 billion, which is a standard market practice to minimize derivative counterparty exposures; a decrease in cash used for All other operating activities primarily due to the nonrecurrence of settlements of factoring related liabilities of $0.4 billion, an increase in Aviation-related customer allowance accruals of $0.3 billion (compared to an insignificant decrease in 2021) and the nonrecurrence of the settlement of an Alstom legacy legal matter of $0.2 billion in 2021; partially offset by an increase in cash used for working capital of $0.4 billion.

The cash impacts from changes in working capital compared to prior year were as follows: current receivables of $(1.7) billion, driven by higher volume and lower collections, partially offset by decreases in sales of receivables to third parties in 2021; inventories, including deferred inventory, of $(0.3) billion, driven by lower liquidations; current contract assets of $0.5 billion, driven by higher billings on our long-term service agreements; accounts payable and equipment project accruals of $0.4 billion, driven by lower disbursements related to purchases of materials in prior periods and progress collections and current deferred income of $0.7 billion, driven by lower liquidations.

2022 1Q FORM 10-Q 13

Cash used for investing activities was $0.5 billion in 2022, an increase of $1.3 billion compared with 2021, primarily due to: lower cash received related to net settlements between our continuing operations and businesses in discontinued operations (primarily GECAS) of $0.9 billion (a component of All other investing activities); an increase in purchases of insurance investment securities of $0.6 billion; partially offset by an increase in proceeds of $0.6 billion from the sales of our retained ownership interest in Baker Hughes. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flows*, was $0.4 billion in both 2022 and 2021.
Cash used for financing activities was $1.5 billion in 2022, a decrease of $0.1 billion compared with 2021, primarily due to: lower net debt maturities of $0.3 billion; partially offset by lower cash received on derivatives hedging foreign currency debt of $0.1 billion.

SUPPLY CHAIN FINANCE PROGRAMS. We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE receivables to third parties at the sole discretion of both the suppliers and the third parties. At March 31, 2022 and December 31, 2021, included in accounts payable was $3.3 billion and $3.4 billion, respectively, of supplier invoices that are subject to the third-party programs. Total supplier invoices paid through these third-party programs were $1.9 billion and $1.6 billion for the three months ended March 31, 2022 and 2021, respectively.

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our accounting policies and critical accounting estimates.

NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board issued new guidance on accounting for long-duration insurance contracts that is effective for our interim and annual periods beginning January 1, 2023 and applied retrospectively to January 1, 2021 (i.e., the transition date). We will adopt the new guidance using the modified retrospective transition method where permitted. We expect adoption of the new guidance will significantly change the accounting for measurements of our long-duration insurance liabilities and materially affect our consolidated financial statements and require changes to our actuarial, accounting and financial reporting processes; systems; and internal controls. The new guidance requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions warrant revision with any required changes recorded in earnings. These changes will result in the elimination of premium deficiency testing and shadow adjustments. Under the new guidance, the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of our insurance liabilities and is required to be updated in each reporting period with changes recorded in Accumulated other comprehensive income (AOCI). At the transition date, we expect the most substantial impact to result in a material decrease to shareholders’ equity, primarily from a reduction in AOCI attributable to remeasuring our insurance liabilities using the single A rate, which is lower than our current locked-in discount rate, partially offset by the removal of shadow adjustments. This reduction to AOCI will be significantly greater than that derived by applying the overall discount rate sensitivity disclosed in the GAAP Reserve Sensitivities within the Other Items section of our Annual Report on Form 10-K for the year ended December 31, 2021.

In conjunction with adoption of the new guidance, we are in process of converting our long-term care insurance claim cost projection models to first principles models. Based on the lower level of grouping of contracts required under the new guidance, combined with the more granular nature of first principles models, the effect on the transition adjustment related to the new guidance may be greater than under our current claim cost models and may result in an additional decrease in Shareholders’ equity, primarily from a reduction in Retained earnings attributable to certain long-term care insurance groupings where the projected present value of future cash flows exceeds the reserves at the transition date.

As the new guidance is only applicable to the measurements of our long-duration insurance liabilities under GAAP and first principles models, in isolation, may result in some initial variances in assumptions that reduce our GAAP insurance premium deficiency margin, we expect to maintain a positive GAAP margin and do not expect changes to statutory insurance reserves, regulatory capital requirements or projected funding.

NON-GAAP FINANCIAL MEASURES. We believe that presenting non-GAAP financial measures provides management and investors useful measures to evaluate performance and trends of the total company and its businesses. This includes adjustments in recent periods to GAAP financial measures to increase period-to-period comparability following actions to strengthen our overall financial position and how we manage our business. In addition, management recognizes that certain non-GAAP terms may be interpreted differently by other companies under different circumstances. In various sections of this report we have made reference to the following non-GAAP financial measures in describing our (1) revenues, specifically organic revenues by segment; organic revenues, and equipment and services organic revenues (2) profit, specifically organic profit and profit margin by segment; Adjusted profit and profit margin; Adjusted organic profit and profit margin; Adjusted earnings (loss); and Adjusted earnings (loss) per share (EPS), and (3) cash flows, specifically free cash flows (FCF). The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

*Non-GAAP Financial Measure
2022 1Q FORM 10-Q 14

ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Three months ended March 31	2022	2021	V%	2022	2021	V%	2022	2021	V pts
Aviation (GAAP)	$5,603	$4,992	12%	$908	$641	42%	16.2%	12.8%	3.4pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(9)	1		16	1
Aviation organic (Non-GAAP)	$5,612	$4,991	12%	$892	$640	39%	15.9%	12.8%	3.1pts

Healthcare (GAAP)	$4,363	$4,308	1%	$538	$698	(23)%	12.3%	16.2%	(3.9)pts
Less: acquisitions	66	—		(29)	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(86)	—		(29)	(1)
Healthcare organic (Non-GAAP)	$4,383	$4,308	2%	$595	$700	(15)%	13.6%	16.2%	(2.6)pts

Renewable Energy (GAAP)	$2,871	$3,248	(12)%	$(434)	$(234)	(86)%	(15.1)%	(7.2)%	(7.9)pts
Less: acquisitions	—	(11)		—	(4)
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(60)	1		17	7
Renewable Energy organic (Non-GAAP)	$2,931	$3,258	(10)%	$(451)	$(236)	(91)%	(15.4)%	(7.2)%	(8.2)pts

Power (GAAP)	$3,501	$3,921	(11)%	$63	$(87)	F	1.8%	(2.2)%	4.0pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	155		—	—
Less: foreign currency effect	(69)	(17)		(5)	(23)
Power organic (Non-GAAP)	$3,570	$3,782	(6)%	$68	$(64)	F	1.9%	(1.7)%	3.6pts

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES (NON-GAAP)	Three months ended March 31
	2022	2021	V%
Total revenues (GAAP)	$17,040	$17,071	—%
Less: Insurance revenues	767	755
Adjusted revenues (Non-GAAP)	$16,272	$16,316	—%
Less: acquisitions	67	(11)
Less: business dispositions	—	46
Less: foreign currency effect(a)	(227)	(15)
Organic revenues (Non-GAAP)	$16,433	$16,295	1%

(a) Foreign currency impact in 2022 was primarily driven by U.S. Dollar depreciation against the euro, Japanese yen, and Indian rupee.
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	Three months ended March 31
	2022	2021	V%
Total equipment revenues (GAAP)	$6,864	$7,971	(14)%
Less: acquisitions	65	—
Less: business dispositions	—	(62)
Less: foreign currency effect	(131)	(7)
Equipment organic revenues (Non-GAAP)	$6,931	$8,040	(14)%

Total services revenues (GAAP)	$9,408	$8,345	13%
Less: acquisitions	1	(11)
Less: business dispositions	—	108
Less: foreign currency effect	(96)	(8)
Services organic revenues (Non-GAAP)	$9,502	$8,255	15%
We believe this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.
2022 1Q FORM 10-Q 15

ADJUSTED PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended March 31
	2022	2021	V%
Total revenues (GAAP)	$17,040	$17,071	—%
Less: Insurance revenues	767	755
Adjusted revenues (Non-GAAP)	$16,272	$16,316	—%

Total costs and expenses (GAAP)	$17,638	$17,506	1%
Less: Insurance cost and expenses	543	618
Less: interest and other financial charges	390	485
Less: non-operating benefit cost (income)	(137)	430
Less: restructuring & other(a)	38	113
Less: separation costs(a)	119	—
Less: Steam asset sale impairment(a)	824	—
Less: Russia and Ukraine charges(a)	230	—
Add: noncontrolling interests	28	5
Add: EFS benefit from taxes	(47)	(31)
Adjusted costs (Non-GAAP)	$15,611	$15,834	(1)%

Other income (GAAP)	$73	$673	(89)%
Less: gains (losses) on equity securities(a)	(219)	347
Less: restructuring & other(a)	3	7
Less: gains (losses) on purchases and sales of business interests(a)	4	3
Adjusted other income (Non-GAAP)	$285	$317	(10)%

Profit (loss) (GAAP)	$(525)	$238	U
Profit (loss) margin (GAAP)	(3.1)%	1.4%	(4.5)pts

Adjusted profit (loss) (Non-GAAP)	$946	$798	19%
Adjusted profit (loss) margin (Non-GAAP)	5.8%	4.9%	0.9pts

(a) See the Corporate and Other Consolidated Information sections for further information.
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

ADJUSTED ORGANIC PROFIT (NON-GAAP)	Three months ended March 31
	2022	2021	V%
Adjusted profit (loss) (Non-GAAP)	$946	$798	19%
Less: acquisitions	(34)	(4)
Less: business dispositions	—	4
Less: foreign currency effect	1	(5)
Adjusted organic profit (loss) (Non-GAAP)	$979	$803	22%

Adjusted profit (loss) margin (Non-GAAP)	5.8%	4.9%	0.9	pts
Adjusted organic profit (loss) margin (Non-GAAP)	6.0%	4.9%	1.1	pts

We believe this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

2022 1Q FORM 10-Q 16

ADJUSTED EARNINGS (LOSS) (NON-GAAP)	Three months ended March 31
	2022	2021	V%
Earnings (loss) from continuing operations (GAAP)(a)	$(809)	$20	U
Insurance earnings (pre-tax)	227	142
Tax effect on Insurance earnings	(49)	(31)
Less: Insurance earnings (net of tax)	178	111
Earnings (loss) excluding Insurance (Non-GAAP)	$(987)	$(91)	U
Non-operating benefit (cost) income (pre-tax) (GAAP)	137	(430)
Tax effect on non-operating benefit (cost) income	(29)	90
Less: non-operating benefit (cost) income (net of tax)	108	(340)
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	4	3
Tax effect on gains (losses) on purchases and sales of business interests	(1)	(1)
Less: gains (losses) on purchases and sales of business interests (net of tax)	3	2
Gains (losses) on equity securities (pre-tax)(a)	(219)	347
Tax effect on gains (losses) on equity securities(b)(c)	(20)	(118)
Less: gains (losses) on equity securities (net of tax)	(239)	229
Restructuring & other (pre-tax)(a)	(35)	(106)
Tax effect on restructuring & other	8	22
Less: restructuring & other (net of tax)	(27)	(84)
Separation costs (pre-tax)(a)	(119)	—
Tax effect on separation costs	(20)	—
Less: separation costs (net of tax)	(139)	—
Steam asset sale impairment (pre-tax)(a)	(824)	—
Tax effect on Steam asset sale impairment	84	—
Less: Steam asset sale impairment (net of tax)	(740)	—
Russia and Ukraine charges (pre-tax)(a)	(230)	—
Tax effect on Russia and Ukraine charges	15	—
Less: Russia and Ukraine charges (net of tax)	(215)	—
Less: Accretion of redeemable noncontrolling interest (pre-tax and net of tax)	—	2
Less: Tax loss related to GECAS transaction	—	(44)
Adjusted earnings (loss) (Non-GAAP)	$262	$142	85%

(a) See the Corporate section for further information.
(b) Includes tax benefits available to offset the tax on gains in equity securities.
(c) Includes related tax valuation allowances.

2022 1Q FORM 10-Q 17

ADJUSTED EARNINGS (LOSS) PER SHARE (EPS) (NON-GAAP)	Three months ended March 31
(In dollars)	2022	2021	V%
Earnings (loss) per share from continuing operations (GAAP)(a)	$(0.74)	$0.02	U
Insurance earnings (pre-tax)	0.21	0.13
Tax effect on Insurance earnings	(0.04)	(0.03)
Less: Insurance earnings (net of tax)	0.16	0.10
Earnings (loss) per share excluding Insurance (Non-GAAP)	$(0.90)	$(0.08)	U
Non-operating benefit (cost) income (pre-tax) (GAAP)	0.12	(0.39)
Tax effect on non-operating benefit (cost) income	(0.03)	0.08
Less: non-operating benefit (cost) income (net of tax)	0.10	(0.31)
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	—	—
Tax effect on gains (losses) on purchases and sales of business interests	—	—
Less: gains (losses) on purchases and sales of business interests (net of tax)	—	—
Gains (losses) on equity securities (pre-tax)(a)	(0.20)	0.32
Tax effect on gains (losses) on equity securities(b)(c)	(0.02)	(0.11)
Less: gains (losses) on equity securities (net of tax)	(0.22)	0.21
Restructuring & other (pre-tax)(a)	(0.03)	(0.10)
Tax effect on restructuring & other	0.01	0.02
Less: restructuring & other (net of tax)	(0.02)	(0.08)
Separation costs (pre-tax)(a)	(0.11)	—
Tax effect on separation costs	(0.02)	—
Less: separation costs (net of tax)	(0.13)	—
Steam asset sale impairment (pre-tax)(a)	(0.75)	—
Tax effect on Steam asset sale impairment	0.08	—
Less: Steam asset sale impairment (net of tax)	(0.67)	—
Russia and Ukraine charges (pre-tax)(a)	(0.21)	—
Tax effect on Russia and Ukraine charges	0.01	—
Less: Russia and Ukraine charges (net of tax)	(0.20)	—
Less: Accretion of redeemable noncontrolling interest (pre-tax and net of tax)	—	—
Less: Tax loss related to GECAS transaction	—	(0.04)
Adjusted earnings (loss) per share (Non-GAAP)	$0.24	$0.13	85%

(a) See the Corporate section for further information.
(b) Includes tax benefits available to offset the tax on gains in equity securities.
(c) Includes related tax valuation allowances.

Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.
The service cost for our pension and other benefit plans are included in adjusted earnings*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance. We believe the retained costs in Adjusted earnings* and Adjusted EPS* provides management and investors a useful measure to evaluate the performance of the total company and increases period-to-period comparability. We also use Adjusted EPS* as a performance metric at the company level for our annual executive incentive plan for 2022.

FREE CASH FLOWS (FCF) (NON-GAAP)	Three months ended March 31
	2022	2021
CFOA (GAAP)	$(535)	$(2,640)
Less: Insurance CFOA	(15)	60
CFOA excluding Insurance (Non-GAAP)	$(520)	$(2,699)
Add: gross additions to property, plant and equipment	(340)	(332)
Add: gross additions to internal-use software	(23)	(24)
Less: separation costs cash expenditures	(3)	—
Less: CFOA impact from receivables factoring and supply chain finance eliminations	—	306
Free cash flows (Non-GAAP)	$(880)	$(3,361)

We believe investors may find it useful to compare free cash flows* performance without the effects of cash used for operating activities related to our run-off Insurance business, separation costs cash expenditures and eliminations related to our receivables factoring and supply chain finance programs. We believe this measure will better allow management and investors to evaluate the capacity of our operations to generate free cash flows. The CFOA impact from receivables factoring and supply chain finance eliminations represents activity related to those internal programs previously facilitated for our industrial segments by our Working Capital Solutions business. We completed the exit from all internal factoring and supply chain finance programs in 2021.

*Non-GAAP Financial Measure
2022 1Q FORM 10-Q 18

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2022, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 6, 2022, the Board of Directors authorized up to $3 billion of common share repurchases. There were no share repurchases during the three months ended March 31, 2022.

RISK FACTORS. The risk factor set forth below updates the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2021. These risk factors could materially affect our business, financial position and results of operations.

Global macro-environment - Our growth is subject to global economic, political and geopolitical risks. We operate in virtually every part of the world, serve customers in over 175 countries and received 56% of our revenues for 2021 from outside the United States. Our operations and the execution of our business plans and strategies are subject to the effects of global economic trends, geopolitical risks and demand or supply shocks from events that could include war, a major terrorist attack, natural disasters or actual or threatened public health emergencies (such as COVID-19, including virus variants and resurgences and responses to those developments such as continued or new government-imposed lockdowns and travel restrictions). They are also affected by local and regional economic environments, supply chain constraints and policies in the U.S. and other markets that we serve, including interest rates, monetary policy, inflation, economic growth, recession, commodity prices, currency volatility, currency controls or other limitations on the ability to expatriate cash, sovereign debt levels and actual or anticipated defaults on sovereign debt. For example, the ongoing conflict between Russia and Ukraine and the related sanctions and other measures imposed by the European Union, the U.S. and other countries and organizations in response have led, and may continue to lead, to disruption and instability in global markets, supply chains and industries that could negatively impact our businesses, financial condition and results of operations. Additionally, changes in local economic conditions or outlooks, such as lower rates of investment or economic growth in China, Europe or other key markets, affect the demand for or profitability of our products and services outside the U.S., and the impact on the Company could be significant given the extent of our activities outside the United States. Political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies and resulting tariffs, export controls or other trade barriers, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our businesses, and these can interfere with our global operating model, supply chain, production costs, customer relationships and competitive position. Further escalation of specific trade tensions, including intensified decoupling between the U.S. and China, or in global trade conflict more broadly could be harmful to global economic growth or to our business in or with China or other countries, and related decreases in confidence or investment activity in the global markets would adversely affect our business performance. We also do business in many emerging market jurisdictions where economic, political and legal risks are heightened.

2022 1Q FORM 10-Q 19

STATEMENT OF EARNINGS (LOSS) (UNAUDITED)	Three months ended March 31
(In millions; per-share amounts in dollars)	2022	2021
Sales of equipment	$6,864	$7,971
Sales of services	9,408	8,345
Insurance revenues	767	755
Total revenues (Note 8)	17,040	17,071

Cost of equipment sold	6,749	7,579
Cost of services sold	5,704	4,958
Selling, general and administrative expenses	3,651	2,894
Separation costs	119	—
Research and development	641	561
Interest and other financial charges	406	500
Insurance losses, annuity benefits and other costs (Note 12)	504	583
Non-operating benefit cost (income)	(137)	430
Total costs and expenses	17,638	17,506

Other income (Note 18)	73	673

Earnings (loss) from continuing operations before income taxes	(525)	238
Benefit (provision) for income taxes	(204)	(142)
Earnings (loss) from continuing operations	(729)	97
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(286)	(2,894)
Net earnings (loss)	(1,014)	(2,798)
Less net earnings (loss) attributable to noncontrolling interests	28	5
Net earnings (loss) attributable to the Company	(1,042)	(2,802)
Preferred stock dividends	(52)	(72)
Net earnings (loss) attributable to GE common shareholders	$(1,094)	$(2,874)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$(729)	$97
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	28	5
Earnings (loss) from continuing operations attributable to the Company	(757)	92
Preferred stock dividends	(52)	(72)
Earnings (loss) from continuing operations attributable
to GE common shareholders	(809)	20
Earnings (loss) from discontinued operations attributable
to GE common shareholders	(286)	(2,894)
Net earnings (loss) attributable to GE common shareholders	$(1,094)	$(2,874)

Earnings (loss) per share from continuing operations (Note 17)
Diluted earnings (loss) per share	$(0.74)	$0.02
Basic earnings (loss) per share	$(0.74)	$0.02

Net earnings (loss) per share (Note 17)
Diluted earnings (loss) per share	$(0.99)	$(2.61)
Basic earnings (loss) per share	$(0.99)	$(2.62)

2022 1Q FORM 10-Q 20

STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share amounts)	March 31, 2022	December 31, 2021
Cash, cash equivalents and restricted cash(a)	$12,842	$15,770
Investment securities (Note 3)	10,779	12,297
Current receivables (Note 4)	16,050	15,620
Inventories, including deferred inventory costs (Note 5)	16,570	15,847
Current contract assets (Note 9)	4,246	4,881
All other current assets (Note 10)	2,065	1,933
Assets of businesses held for sale (Note 2)	747	—
Current assets	63,299	66,348

Investment securities (Note 3)	39,845	42,209
Property, plant and equipment – net (Note 6)	15,036	15,609
Goodwill (Note 7)	26,047	26,182
Other intangible assets – net (Note 7)	8,290	9,330
Contract and other deferred assets (Note 9)	6,159	6,124
All other assets (Note 10)	19,767	19,040
Deferred income taxes (Note 15)	10,583	10,855
Assets of discontinued operations (Note 2)	2,935	3,177
Total assets	$191,961	$198,874

Short-term borrowings (Note 11)	$4,985	$4,361
Accounts payable and equipment project accruals	16,206	16,243
Progress collections and deferred income (Note 9)	16,206	17,372
All other current liabilities (Note 14)	14,216	13,977
Liabilities of businesses held for sale (Note 2)	1,732	—
Current liabilities	53,344	51,953

Deferred income (Note 9)	1,953	1,989
Long-term borrowings (Note 11)	28,649	30,824
Insurance liabilities and annuity benefits (Note 12)	33,626	37,166
Non-current compensation and benefits	20,636	21,202
All other liabilities (Note 14)	12,477	13,240
Liabilities of discontinued operations (Note 2)	993	887
Total liabilities	151,678	157,262

Preferred stock (5,939,875 shares outstanding at both March 31, 2022 and December 31, 2021)	6	6
Common stock (1,100,664,978 and 1,099,027,213 shares outstanding at March 31, 2022 and December 31, 2021, respectively)	15	15
Accumulated other comprehensive income (loss) – net attributable to GE	1,341	1,582
Other capital	34,391	34,691
Retained earnings	83,927	85,110
Less common stock held in treasury	(80,673)	(81,093)
Total GE shareholders’ equity	39,005	40,310
Noncontrolling interests (Note 16)	1,278	1,302
Total equity	40,283	41,612
Total liabilities and equity	$191,961	$198,874
(a) Excluded $795 million and $353 million at March 31, 2022 and December 31, 2021, respectively, in our run-off Insurance business, which is subject to regulatory restrictions. This balance is included in All other assets. See Note 10 for further information.

2022 1Q FORM 10-Q 21

STATEMENT OF CASH FLOWS (UNAUDITED)	Three months ended March 31
(In millions)	2022	2021
Net earnings (loss)	$(1,014)	$(2,798)
(Earnings) loss from discontinued operations	286	2,894
Adjustments to reconcile net earnings (loss)
to cash from (used for) operating activities
Depreciation and amortization of property, plant and equipment	460	452
Amortization of intangible assets (Note 7)	1,025	301
(Gains) losses on purchases and sales of business interests (Note 18)	(15)	(3)
(Gains) losses on equity securities (Note 18)	214	(296)
Principal pension plans cost (Note 13)	143	658
Principal pension plans employer contributions (Note 13)	(79)	(74)
Other postretirement benefit plans (net) (Note 13)	(329)	(289)
Provision (benefit) for income taxes (Note 15)	204	142
Cash recovered (paid) during the year for income taxes	(192)	(322)
Changes in operating working capital:
Decrease (increase) in current receivables	(749)	946
Decrease (increase) in inventories, including deferred inventory costs	(990)	(722)
Decrease (increase) in current contract assets	442	(35)
Increase (decrease) in accounts payable and equipment project accruals	75	(349)
Increase (decrease) in progress collections and current deferred income	246	(425)
Financial services derivatives net collateral/settlement	(155)	(1,737)
All other operating activities	(103)	(982)
Cash from (used for) operating activities – continuing operations	(535)	(2,640)
Cash from (used for) operating activities – discontinued operations	(21)	680
Cash from (used for) operating activities	(556)	(1,959)

Additions to property, plant and equipment	(340)	(332)
Dispositions of property, plant and equipment	30	34
Additions to internal-use software	(23)	(24)
Proceeds from principal business dispositions	—	1
Sales of retained ownership interests	1,302	735
Net (purchases) dispositions of insurance investment securities	(1,344)	(712)
All other investing activities	(82)	1,144
Cash from (used for) investing activities – continuing operations	(456)	847
Cash from (used for) investing activities – discontinued operations	12	(646)
Cash from (used for) investing activities	(444)	202

Net increase (decrease) in borrowings (maturities of 90 days or less)	47	(319)
Newly issued debt (maturities longer than 90 days)	—	314
Repayments and other debt reductions (maturities longer than 90 days)	(1,268)	(1,513)
Dividends paid to shareholders	(140)	(148)
All other financing activities	(98)	57
Cash from (used for) financing activities – continuing operations	(1,459)	(1,608)
Cash from (used for) financing activities – discontinued operations	—	3
Cash from (used for) financing activities	(1,459)	(1,605)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(75)	(131)
Increase (decrease) in cash, cash equivalents and restricted cash	(2,534)	(3,494)
Cash, cash equivalents and restricted cash at beginning of year	16,859	37,608
Cash, cash equivalents and restricted cash at March 31	14,325	34,115
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	688	625
Cash, cash equivalents and restricted cash of continuing operations at March 31	$13,636	$33,490
2022 1Q FORM 10-Q 22

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended March 31
(In millions, net of tax)	2022	2021
Net earnings (loss)	$(1,014)	$(2,798)
Less net earnings (loss) attributable to noncontrolling interests	28	5
Net earnings (loss) attributable to the Company	$(1,042)	$(2,802)

Currency translation adjustments	(166)	110
Benefit plans	240	705
Investment securities and cash flow hedges	(317)	44
Less: other comprehensive income (loss) attributable to noncontrolling interests	(2)	3
Other comprehensive income (loss) attributable to the Company	$(241)	$856

Comprehensive income (loss)	$(1,257)	$(1,939)
Less: comprehensive income (loss) attributable to noncontrolling interests	26	8
Comprehensive income (loss) attributable to the Company	$(1,283)	$(1,947)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended March 31
(In millions)	2022	2021
Preferred stock issued	$6	$6
Common stock issued	$15	$702

Beginning balance	1,582	(9,749)
Currency translation adjustments	(162)	108
Benefit plans	238	704
Investment securities and cash flow hedges	(317)	44
Accumulated other comprehensive income (loss)	$1,341	$(8,893)
Beginning balance	34,691	34,307
Gains (losses) on treasury stock dispositions	(396)	(384)
Stock-based compensation	91	106
Other changes	5	14
Other capital	$34,391	$34,042
Beginning balance	85,110	92,247
Net earnings (loss) attributable to the Company	(1,042)	(2,802)
Dividends and other transactions with shareholders	(141)	(168)
Changes in accounting	—	—
Retained earnings	$83,927	$89,276
Beginning balance	(81,093)	(81,961)
Purchases	(39)	(38)
Dispositions	459	450
Common stock held in treasury	$(80,673)	$(81,548)
GE shareholders' equity balance	39,005	33,585
Noncontrolling interests balance	1,278	1,568
Total equity balance at March 31	$40,283	$35,153

2022 1Q FORM 10-Q 23

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP), which requires us to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position and cash flows. Such changes could result in future impairments of goodwill, intangibles, long-lived assets and investment securities, revisions to estimated profitability on long-term product service agreements, incremental credit losses on receivables and debt securities, a change in the carrying amount of our tax assets and liabilities, or a change in our insurance liabilities and pension obligations as of the time of a relevant measurement event.

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

The accompanying consolidated financial statements and notes are unaudited. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Our significant accounting policies are described in Note 1 of our aforementioned Annual Report.

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS. In the first quarter of 2022, we signed a non-binding memorandum of understanding to sell a portion of our Steam business within our Power segment to Électricité de France S.A. (EDF). We expect to complete the sale, subject to regulatory approval, in the first half of 2023.

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE	March 31, 2022	December 31, 2021
Current receivables, inventories and contract assets	$516	$—
Property, plant and equipment and intangible assets - net	186	—
All other assets	45	—
Assets of businesses held for sale	$747	$—

Progress collections and deferred income	$1,280	$—
Accounts payable and equipment project accruals and all other liabilities	452	—
Liabilities of businesses held for sale	$1,732	$—

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

GECAS/AerCap. On November 1, 2021 we completed the combination of our GECAS business with AerCap Holdings N.V. (AerCap). We deconsolidated this business, reclassified its results to discontinued operations for all periods presented and recognized a non-cash after-tax loss of $2,755 million in discontinued operations in the first quarter of 2021.

We have continuing involvement with AerCap, primarily through our ownership interest, ongoing sales or leases of products and services, and transition services that we provide to AerCap. For the three months ended March 31, 2022, we had direct and indirect sales of $14 million to and purchases of $35 million from AerCap, primarily related to engine sales through airframers and engine leases, respectively. We collected net cash of $44 million from AerCap related to this activity.
2022 1Q FORM 10-Q 24

Bank BPH. The mortgage portfolio in Poland (Bank BPH) comprises floating rate residential mortgages, 87% of which are indexed to or denominated in foreign currencies (primarily Swiss francs). At March 31, 2022, the total portfolio had a carrying value, net of reserves, of $1,592 million with a 2.12% 90-day delinquency rate and an average loan to value ratio of approximately 58.3%. The portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields as well as estimates with respect to ongoing litigation in Poland related to foreign currency-denominated mortgages and other factors. Loss from discontinued operations for the three months ended March 31, 2022 included $233 million non-cash pre-tax charges, reflecting estimates with respect to ongoing litigation as well as market yields. Future changes in the estimated legal liabilities or market yields could result in further losses and capital contributions related to these loans in future reporting periods. See Note 21 for further information.

RESULTS OF DISCONTINUED OPERATIONS	Three months ended March 31
	2022	2021
Operations
Cost of equipment and services sold	$—	$(368)
Other income, costs and expenses	(250)	247

Earnings (loss) of discontinued operations before income taxes	$(250)	$(121)
Benefit (provision) for income taxes	(18)	(29)
Earnings (loss) of discontinued operations, net of taxes(a)	$(268)	$(149)

Disposal
Gain (loss) on disposal before income taxes	$(23)	$(2,702)
Benefit (provision) for income taxes	5	(43)
Gain (loss) on disposal, net of taxes	$(18)	$(2,745)

Earnings (loss) from discontinued operations, net of taxes	$(286)	$(2,894)
(a) Included zero and $177 million from GECAS operations, including zero and $359 million of depreciation and amortization, for the three months ended March 31, 2022 and 2021, respectively. Depreciation and amortization ceased on March 10, 2021.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	March 31, 2022	December 31, 2021
Cash, cash equivalents and restricted cash	$688	$736
Financing receivables held for sale (Polish mortgage portfolio)	1,592	1,799
Property, plant, and equipment - net	84	88
All other assets	571	554
Assets of discontinued operations	$2,935	$3,177

Accounts payable and all other liabilities	$993	$887
Liabilities of discontinued operations	$993	$887

NOTE 3. INVESTMENT SECURITIES. All of our debt securities are classified as available-for-sale and substantially all are investment-grade supporting obligations to annuitants and policyholders in our run-off insurance operations. On November 1, 2021, we received 111.5 million ordinary shares of AerCap (approximately 46% ownership interest) and an AerCap senior note as partial consideration in conjunction with the GECAS transaction, for which we have adopted the fair value option. Our investment in BKR comprises 116.5 million shares (approximately 11% ownership interest) as of March 31, 2022. Both our AerCap and BKR investments are recorded as Equity securities with readily determinable fair values. We classify investment securities as current or non-current based on our intent regarding the usage of proceeds from those investments. Investment securities held within insurance entities are classified as non-current as they support the long-duration insurance liabilities.

	March 31, 2022				December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity and note (AerCap)	$—	$—	$—	$6,536	$—	$—	$—	$8,287
Equity (Baker Hughes)	—	—	—	4,244	—	—	—	4,010
Current investment securities	$—	$—	$—	$10,779	$—	$—	$—	$12,297
Debt
U.S. corporate	$26,073	$2,838	$(370)	$28,541	$25,182	$5,502	$(33)	$30,652
Non-U.S. corporate	2,423	113	(39)	2,497	2,361	343	(4)	2,701
State and municipal	2,654	326	(49)	2,930	2,639	573	(6)	3,205
Mortgage and asset-backed	4,098	35	(121)	4,012	3,950	117	(47)	4,019
Government and agencies	1,487	46	(47)	1,486	1,086	104	(2)	1,188
Other equity	379	—	—	379	443	—	—	443
Non-current investment securities	$37,114	$3,357	$(626)	$39,845	$35,662	$6,639	$(92)	$42,209

2022 1Q FORM 10-Q 25

The amortized cost of debt securities excludes accrued interest of $446 million and $415 million as of March 31, 2022 and December 31, 2021, respectively, which is reported in All other current assets.

The estimated fair value of investment securities at March 31, 2022 decreased since December 31, 2021, primarily due to higher market yields, the mark-to-market effect on our equity interest in AerCap, and the sale of BKR shares, partially offset by new insurance investments and the mark-to-market effect on our equity interest in BKR.

Total estimated fair value of debt securities in an unrealized loss position were $10,889 million and $3,446 million, of which $814 million and $644 million had gross unrealized losses of $(86) million and $(42) million and had been in a loss position for 12 months or more at March 31, 2022 and December 31, 2021, respectively. Gross unrealized losses of $(626) million at March 31, 2022 included $(370) million related to U.S. corporate securities, $(60) million related to commercial mortgage-backed securities (CMBS) collateralized by pools of commercial mortgage loans on real estate, and $(58) million related to Asset-backed securities. Of the U.S. corporate securities unrealized losses, $(85) million related to the consumer industry. Primarily all of our CMBS and Asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies.

Net unrealized gains (losses) for equity securities with readily determinable fair values, which are recorded in Other income within continuing operations, were $(377) million and $238 million for the three months ended March 31, 2022 and 2021, respectively.

Proceeds from debt and equity securities sales, early redemptions by issuers and principal payments on the BKR promissory note totaled $1,949 million and $1,333 million for the three months ended March 31, 2022 and 2021, respectively. Gross realized gains on debt securities were $24 million and $28 million for the three months ended March 31, 2022 and 2021, respectively. Gross realized losses and impairments on debt securities were both insignificant for the three months ended March 31, 2022 and 2021.

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at March 31, 2022 are as follows:

	Amortized cost	Estimated fair value
Within one year	$827	$832
After one year through five years	3,856	4,006
After five years through ten years	6,323	6,853
After ten years	21,631	23,763

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Primarily all our equity securities are classified within Level 1 and primarily all our debt securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $6,676 million and $7,222 million are classified within Level 3, as significant inputs to their valuation models are unobservable at March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, there were no significant transfers into or out of Level 3.

In addition to the equity securities described above, we hold $528 million and $441 million of equity securities without readily determinable fair values at March 31, 2022 and December 31, 2021, respectively, that are classified within non-current All other assets in our Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were $17 million and an insignificant amount for the three months ended March 31, 2022 and 2021, respectively.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	March 31, 2022	December 31, 2021
Customer receivables	$13,505	$13,079
Non-income based tax receivables	1,311	1,222
Revenue sharing program receivables(a)	1,256	1,166
Supplier advances	441	596
Receivables from disposed businesses	148	148
Other sundry receivables	488	483
Allowance for credit losses(b)	(1,099)	(1,074)
Total current receivables	$16,050	$15,620
(a) Revenue sharing program receivables in Aviation are amounts due from third parties who participate in engine programs by developing and supplying certain engine components through the life of the program. The participants share in program revenues, receive a share of customer progress payments and share costs related to discounts and warranties.
(b) Allowance for credit losses increased primarily due to net new provisions of $45 million, partially offset by write-offs and foreign currency impact.

Sales of customer receivables. Previously, GE businesses sold customer receivables to our Working Capital Solutions (WCS) business. These programs were discontinued in 2021. Separately, the Company from time to time sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. Activity related to current customer receivables sold by GE businesses is as follows:
2022 1Q FORM 10-Q 26

	2022	2021
	Third Parties	WCS	Third Parties
Balance at January 1	$161	$3,618	$2,992
GE businesses sales to WCS	—	7,044	—
GE businesses sales to third parties(a)	351	—	124
WCS sales to third parties	—	(3,826)	3,826
Collections and other	(367)	(3,765)	(4,360)
Reclassification from long-term customer receivables	36	63	—
Balance at March 31	$181	$3,134	$2,582
(a) The Company sold current customer receivables to third parties related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, the Company has no continuing involvement, fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice due date.

LONG-TERM RECEIVABLES	March 31, 2022	December 31, 2021
Long-term customer receivables(a)	$433	$521
Financing receivables	559	592
Supplier advances	289	309
Non-income based tax receivables	272	245
Receivables from disposed businesses	150	150
Sundry receivables	441	440
Allowance for credit losses	(172)	(160)
Total long-term receivables	$1,973	$2,097
(a) The Company sold $79 million and $31 million of long-term customer receivables to third parties in the three months ended March 31, 2022 and 2021, respectively, primarily in our Gas Power business for risk mitigation purposes.

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	March 31, 2022	December 31, 2021
Raw materials and work in process	$9,155	$8,710
Finished goods	5,307	4,927
Deferred inventory costs(a)	2,108	2,210
Inventories, including deferred inventory costs	$16,570	$15,847
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aviation) and other costs for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	March 31, 2022	December 31, 2021
Original cost	$31,531	$31,904
Less accumulated depreciation and amortization	(18,935)	(18,901)
Right-of-use operating lease assets	2,440	2,606
Property, plant and equipment – net	$15,036	$15,609

In the first quarter of 2022, we signed a non-binding memorandum of understanding for GE Steam Power to sell a portion of its business to EDF, which resulted in a reclassification of that business to held for sale. As a result, we recognized a non-cash pre-tax impairment charge of $59 million related to property, plant and equipment at our remaining Steam business within our Power segment. This charge was recorded by Corporate in Selling, general, and administrative expenses in our consolidated Statement of Earnings (Loss).

Operating Lease Liabilities. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, was $2,679 million and $2,848 million, as of March 31, 2022 and December 31, 2021, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $272 million and $281 million for the three months ended March 31, 2022 and 2021, respectively.

2022 1Q FORM 10-Q 27

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL	January 1, 2022	Currency exchange and other	Balance at March 31, 2022
Aviation	$9,013	$(71)	$8,942
Healthcare	12,879	(39)	12,840
Renewable Energy	3,231	62	3,294
Power	145	—	144
Corporate(a)	914	(87)	827
Total	$26,182	$(135)	$26,047
(a) Corporate balance comprises our Digital business.

In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including (i) the results of our impairment testing from the most recent testing date, (ii) downward revisions to internal forecasts or decreases in market multiples, if any, and (iii) declines in market capitalization. In the first quarter of 2022, we did not identify any reporting units that required an interim impairment test.

Substantially all other intangible assets are subject to amortization. Intangible assets decreased $1,040 million during the three months ended March 31, 2022, primarily as a result of amortization partially offset by additions of capitalized software mainly at Aviation and Healthcare of $48 million. Included within consolidated amortization expense for the three months ended March 31, 2022, was non-cash pre-tax impairment charge of $765 million. Consolidated amortization expense was $1,025 million and $301 million in the three months ended March 31, 2022 and 2021, respectively.

In the first quarter of 2022, we signed a non-binding memorandum of understanding for GE Steam Power to sell a portion of its business to EDF, which resulted in a reclassification of that business to held for sale. As a result, we recognized a non-cash pre-tax impairment charge of $765 million related to intangible assets at our remaining Steam business within our Power segment. We determined the fair value of these intangible assets using an income approach. This charge was recorded by Corporate in Selling, general, and administrative expenses in our consolidated Statement of Earnings (Loss).

NOTE 8. REVENUES.

EQUIPMENT & SERVICES REVENUES
Three months ended March 31	2022			2021
	Equipment	Services	Total	Equipment	Services	Total
Aviation	$1,654	$3,949	$5,603	$1,847	$3,145	$4,992
Healthcare	2,256	2,107	4,363	2,227	2,081	4,308
Renewable Energy	2,173	698	2,871	2,844	404	3,248
Power	965	2,536	3,501	1,241	2,679	3,921
Total segment revenues	$7,048	$9,290	$16,337	$8,159	$8,309	$16,468
2022 1Q FORM 10-Q 28

REVENUES	Three months ended March 31
	2022	2021
Commercial Engines & Services	$3,853	$3,354
Military	1,036	956
Systems & Other	714	682
Aviation	$5,603	$4,992

Healthcare Systems	$3,875	$3,825
Pharmaceutical Diagnostics	487	482
Healthcare	$4,363	$4,308

Onshore Wind	$1,906	$2,118
Grid Solutions equipment and services	668	795
Hydro, Offshore Wind and Hybrid Solutions	297	335
Renewable Energy	$2,871	$3,248

Gas Power	$2,489	$2,829
Steam Power	636	706
Power Conversion, Nuclear and other	377	385
Power	$3,501	$3,921

Total segment revenues	16,337	16,468

Corporate	702	603

Total revenues	$17,040	$17,071

REMAINING PERFORMANCE OBLIGATION. As of March 31, 2022, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $240,740 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $45,687 million, of which 56%, 82% and 98% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $195,053 million, of which 11%, 41%, 63% and 81% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $600 million in the three months ended March 31, 2022 primarily due to decreased long-term service agreements and the timing of billing milestones ahead of revenue recognition on long-term equipment contracts. Our long-term service agreements decreased primarily due to billings of $2,772 million and net unfavorable changes in estimated profitability of $16 million at Aviation and $20 million at Power, partially offset by revenues recognized of $2,329 million.

March 31, 2022	Aviation	Healthcare	Renewable Energy	Power	Corporate	Total
Revenues in excess of billings	$2,289	$—	$—	$5,394	$—	$7,683
Billings in excess of revenues	(5,852)	—	—	(1,662)	—	(7,514)
Long-term service agreements	$(3,564)	$—	$—	$3,732	$—	$168
Short-term and other service agreements	383	172	112	94	16	778
Equipment contract revenues	35	303	1,231	1,513	217	3,300
Current contract assets	$(3,145)	$475	$1,343	$5,339	$233	$4,246

Nonrecurring engineering costs	2,516	30	24	10	—	2,580
Customer advances and other	2,625	158	—	796	—	3,579
Non-current contract and other deferred assets	$5,141	$189	$24	$806	$—	$6,159
Total contract and other deferred assets	$1,996	$664	$1,367	$6,145	$233	$10,405
2022 1Q FORM 10-Q 29

December 31, 2021	Aviation	Healthcare	Renewable Energy	Power	Corporate	Total
Revenues in excess of billings	$2,478	$—	$—	$5,495	$—	$7,972
Billings in excess of revenues	(5,731)	—	—	(1,614)	—	(7,346)
Long-term service agreements	$(3,253)	$—	$—	$3,880	$—	$627
Short-term and other service agreements	340	166	87	80	20	692
Equipment contract revenues	33	287	1,297	1,709	236	3,562
Current contract assets	$(2,881)	$453	$1,384	$5,669	$256	$4,881

Nonrecurring engineering costs	2,479	31	28	12	—	2,550
Customer advances and other	2,620	154	—	801	—	3,574
Non-current contract and other deferred assets	$5,099	$184	$28	$813	$—	$6,124
Total contract and other deferred assets	$2,218	$637	$1,412	$6,482	$256	$11,005

Progress collections and deferred income decreased $1,201 million primarily due to the reclassification of a portion of our GE Steam Power business to held for sale, partially offset by the timing of new collections received in excess of revenue recognition, primarily at Aviation. Revenues recognized for contracts included in a liability position at the beginning of the year were $4,638 million and $5,984 million for the three months ended March 31, 2022 and 2021, respectively.

March 31, 2022	Aviation	Healthcare	Renewable Energy	Power	Corporate	Total
Progress collections on equipment contracts	$112	$—	$1,921	$3,785	$—	$5,818
Other progress collections	4,654	538	2,795	386	129	8,502
Current deferred income	144	1,396	226	12	107	1,886
Progress collections and deferred income	$4,910	$1,934	$4,943	$4,184	$236	$16,206
Non-current deferred income	1,099	585	169	99	2	1,953
Total Progress collections and deferred income	$6,009	$2,519	$5,112	$4,283	$237	$18,159

December 31, 2021
Progress collections on equipment contracts	$142	$—	$1,843	$5,198	$—	$7,183
Other progress collections	4,469	522	2,866	385	111	8,354
Current deferred income	170	1,336	198	33	99	1,835
Progress collections and deferred income	$4,782	$1,858	$4,907	$5,615	$210	$17,372
Non-current deferred income	1,090	592	194	110	3	1,989
Total Progress collections and deferred income	$5,871	$2,450	$5,101	$5,725	$213	$19,361

NOTE 10. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method and other investments, long-term customer and sundry receivables (see Note 4), cash and cash equivalents and receivables in our run-off insurance operations and prepaid taxes and other deferred charges. All other non-current assets increased $727 million in the three months ended March 31, 2022, primarily due to increases in Insurance cash and cash equivalents of $441 million, equity method and other investments of $187 million and pension surplus of $183 million.

NOTE 11. BORROWINGS

	March 31, 2022	December 31, 2021
Current portion of long-term borrowings
Senior notes issued by GE	$1,228	$1,249
Senior and subordinated notes assumed by GE	2,516	1,645
Senior notes issued by GE Capital	1,099	1,370
Other	142	97
Total short-term borrowings	$4,985	$4,361

Senior notes issued by GE	$5,232	$5,373
Senior and subordinated notes assumed by GE	10,196	11,306
Senior notes issued by GE Capital	12,348	13,274
Other	873	870
Total long-term borrowings	$28,649	$30,824
Total borrowings	$33,633	$35,186

The Company has provided a full and unconditional guarantee on the payment of the principal and interest on all senior and subordinated outstanding long-term debt securities issued by subsidiaries of GE Capital. This guarantee applied to $12,547 million and $13,719 million of senior notes and other debt issued by GE Capital at March 31, 2022 and December 31, 2021, respectively.

2022 1Q FORM 10-Q 30

See Note 19 for further information about borrowings and associated interest rate swaps.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenues of $767 million and $755 million, profit of $225 million and $138 million, and net earnings of $178 million and $111 million for the three months ended March 31, 2022 and 2021, respectively. These operations were supported by assets of $48,378 million and $49,894 million at March 31, 2022 and December 31, 2021, respectively. A summary of our insurance contracts is presented below:

March 31, 2022	Long-term care	Structured settlement annuities & life	Other contracts	Other adjustments(a)	Total
Future policy benefit reserves	$17,112	$8,811	$191	$—	$26,114
Claim reserves	4,526	267	551	—	5,344
Investment contracts	—	933	950	—	1,883
Unearned premiums and other	12	187	86	—	285
Total	$21,650	$10,198	$1,778	$—	$33,626

December 31, 2021
Future policy benefit reserves	$17,097	$8,902	$188	$3,394	$29,581
Claim reserves	4,546	258	585	—	5,389
Investment contracts	—	955	954	—	1,909
Unearned premiums and other	15	184	89	—	287
Total	$21,658	$10,299	$1,815	$3,394	$37,166
(a) The decrease in Other adjustments of $3,394 million is a result of the decline in unrealized gains on investment securities.

Claim reserve activity included incurred claims of $387 million and $454 million, of which insignificant amounts related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation in the three months ended March 31, 2022 and 2021, respectively. Paid claims were $443 million and $424 million in the three months ended March 31, 2022 and 2021, respectively.

Reinsurance recoverables, net of allowances of $1,685 million and $1,654 million, are included in non-current All other assets in our Statement of Financial Position, and amounted to $2,674 million and $2,651 million at March 31, 2022 and December 31, 2021, respectively. The vast majority of our remaining net reinsurance recoverables are secured by assets held in a trust for which we are the beneficiary.

NOTE 13. POSTRETIREMENT BENEFIT PLANS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. Please refer to Note 12 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our postretirement benefit plans.

The components of benefit plans cost other than the service cost are included in the caption Non-operating benefit costs in our consolidated Statement of Earnings (Loss).

PRINCIPAL PENSION PLANS	Three months ended March 31
	2022	2021
Service cost for benefits earned	$49	$64
Prior service cost amortization	2	7
Expected return on plan assets	(786)	(763)
Interest cost on benefit obligations	517	486
Net actuarial loss amortization	361	864
Benefit plans cost	$143	$658

Principal retiree benefit plans income was $52 million and $40 million for the three months ended March 31, 2022 and 2021, respectively. Other pension plans income was $117 million and $24 million for the three months ended March 31, 2022 and 2021, respectively.

We also have a defined contribution plan for eligible U.S. employees that provides employer contributions. Defined contribution plan costs were $110 million and $108 million for the three months ended March 31, 2022 and 2021, respectively.

2022 1Q FORM 10-Q 31

NOTE 14. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities and All other liabilities primarily includes liabilities for customer sales allowances, equipment project and commercial liabilities, loss contracts, employee compensation and benefits, income taxes payable and uncertain tax positions, operating lease liabilities (see Note 6), environmental, health and safety remediations and product warranties (see Note 21). All other current liabilities increased $239 million in the three months ended March 31, 2022, primarily due to increases in sales allowances of $277 million and taxes payable of $278 million partially offset by a decrease in employee compensation and benefit liabilities of $432 million. All other liabilities decreased $763 million in the three months ended March 31. 2022, primarily due to decreases in uncertain and other income taxes and related liabilities of $369 million and operating lease liabilities of $169 million.

NOTE 15. INCOME TAXES. Our consolidated effective income tax rate was (38.8)% and 59.7% for the three months ended March 31, 2022 and 2021, respectively. The tax rate for 2022 reflects a tax provision on a pre-tax loss. The rate was negative primarily due to losses in foreign jurisdictions where they are not likely to be utilized and the global intangible minimum tax provisions, non-tax benefited asset impairment charges and the net unrealized loss on our interest in AerCap and Baker Hughes for which the loss could not be tax benefited. The rate for 2021 is higher than the U.S. statutory rate primarily due to the cost of global activities, including the base erosion and global minimum tax provisions and from tax expense associated with the unrealized gain in our remaining interest in Baker Hughes. This was partially offset by an adjustment to decrease the 2021 three-month tax rate to be in-line with the lower expected full-year rate and by U.S. business credits.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2016-2018.

NOTE 16. SHAREHOLDERS’ EQUITY

	Three months ended March 31
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Dividends per share in dollars)	2022	2021
Beginning balance	$(4,562)	$(4,386)
AOCI before reclasses – net of taxes of $94 and $(57)	(166)	110
Reclasses from AOCI – net of taxes of $— and $—	—	—
AOCI	(166)	110
Less AOCI attributable to noncontrolling interests	(4)	2
Currency translation adjustments AOCI	$(4,724)	$(4,278)

Beginning balance	$3,646	$(5,395)
AOCI before reclasses – net of taxes of $25 and $(47)	54	16
Reclasses from AOCI – net of taxes of $55 and $194	186	689
AOCI	240	705
Less AOCI attributable to noncontrolling interests	2	1
Benefit plans AOCI	$3,884	$(4,691)

Beginning balance	$2,498	$32
AOCI before reclasses – net of taxes of $(88) and $(3)(a)	(312)	10
Reclasses from AOCI – net of taxes of $1 and $14	(5)	34
AOCI	(317)	44
Investment securities and cash flow hedges AOCI	$2,181	$76

AOCI at March 31	$1,341	$(8,893)

Dividends declared per common share	$0.08	$0.08
(a) Included adjustments of $2,681 million and $2,038 million for the three months ended March 31, 2022 and 2021, respectively related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 12 for further information.

For information on our common and preferred stock issuances and redeemable noncontrolling interests, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

2022 1Q FORM 10-Q 32

NOTE 17. EARNINGS PER SHARE INFORMATION

Three months ended March 31	2022		2021
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$(757)	$(757)	$90	$92
Preferred stock dividends	(52)	(52)	(72)	(72)
Accretion of redeemable noncontrolling interests, net of tax(a)	—	—	2	2
Earnings (loss) from continuing operations attributable to common shareholders	(809)	(809)	20	22
Earnings (loss) from discontinued operations	(286)	(286)	(2,897)	(2,894)
Net earnings (loss) attributable to GE common shareholders	(1,094)	(1,094)	(2,874)	(2,872)

Shares of GE common stock outstanding	1,100	1,100	1,096	1,096
Employee compensation-related shares (including stock options)	—	—	4	—
Total average equivalent shares	1,100	1,100	1,101	1,096

Earnings per share from continuing operations	$(0.74)	$(0.74)	$0.02	$0.02
Earnings (loss) per share from discontinued operations	(0.26)	(0.26)	(2.63)	(2.64)
Net earnings (loss) per share	(0.99)	(0.99)	(2.61)	(2.62)

Potentially dilutive securities(b)	43		48
(a) Represents accretion adjustment of redeemable noncontrolling interests in our Additive business within our Aviation segment.
(b) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three months ended March 31, 2022, as a result of the loss from continuing operations, losses were not allocated to the participating securities. For the three months ended March 31, 2021, as a result of excess dividends in respect to the current period earnings, losses were not allocated to the participating securities.

NOTE 18. OTHER INCOME

	Three months ended March 31
	2022	2021
Purchases and sales of business interests	$15	$3
Licensing and royalty income	64	48
Equity method income	41	(20)
Net interest and investment income (loss)(a)	(132)	446
Other items	84	196
Total other income	$73	$673
(a)Included a pre-tax realized and unrealized gain of $1,515 million and $296 million related to our interest in Baker Hughes in the three months ended March 31, 2022 and 2021, respectively. Included a pre-tax unrealized loss of $1,736 million related to our interest in and note with AerCap in the three months ended March 31, 2022. See Note 3 for further information.

NOTE 19. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

		March 31, 2022		December 31, 2021
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,561	$2,598	$2,706	$2,853
Liabilities	Borrowings (Note 11)	$33,633	$36,586	$35,186	$41,207
	Investment contracts (Note 12)	1,883	2,122	1,909	2,282

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

2022 1Q FORM 10-Q 33

FAIR VALUE OF DERIVATIVES	March 31, 2022			December 31, 2021
	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities
Interest rate contracts	$1,473	$47	$3	$2,071	$75	$4
Currency exchange contracts	6,420	139	192	7,214	114	122
Derivatives accounted for as hedges	$7,893	$186	$195	$9,285	$188	$126

Interest rate contracts	$155	$6	$—	$1,369	$5	$1
Currency exchange contracts	63,817	1,123	1,236	64,097	794	756
Other contracts	2,239	389	28	1,674	387	10
Derivatives not accounted for as hedges	$66,211	$1,518	$1,264	$67,140	$1,186	$767

Gross derivatives	$74,104	$1,704	$1,459	$76,425	$1,374	$893

Netting and credit adjustments		$(975)	$(978)		$(637)	$(639)
Cash collateral adjustments		—	(87)		(54)	(42)
Net derivatives recognized in statement of financial position		$729	$394		$684	$212

Net accrued interest		$3	$10		$10	$5
Securities held as collateral		(2)	—		(2)	—
Net amount		$731	$403		$691	$217

FAIR VALUE HEDGES. At March 31, 2022, the cumulative amount of hedging adjustments of $1,931 million (including $2,011 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $15,636 million. At March 31, 2021, the cumulative amount of hedging adjustments of $3,826 million (including $2,330 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $26,926 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES

	Gain (loss) recognized in AOCI for the three months ended March 31
	2022	2021
Cash flow hedges(a)	$(5)	$36
Net investment hedges(b)	112	272
(a) Primarily related to currency exchange and interest rate contracts.
(b) The carrying value of foreign currency debt designated as net investment hedges was $3,934 million and $8,106 million at March 31, 2022 and 2021, respectively. The total reclassified from AOCI into earnings was zero for both the three months ended March 31, 2022 and 2021.

The total amount in AOCI related to cash flow hedges of forecasted transactions was a $35 million gain at March 31, 2022. We expect to reclassify $21 million of gain to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. The total reclassified from AOCI into earnings was $(24) million and $(33) million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the maximum term of derivative instruments that hedge forecasted transactions was approximately 13 years.

The table below presents the gains (losses) of our derivative financial instruments in the Statement of Earnings (Loss):

	Three months ended March 31, 2022				Three months ended March 31, 2021
	Revenues	Interest Expense	SG&A	Other(a)	Revenues	Interest Expense	SG&A	Other(a)
	$17,040	$406	$3,651	$12,526	$17,071	$500	$2,894	$13,211

Effect of cash flow hedges	$3	$(7)	$—	$(21)	$7	$(8)	$—	$(32)

Hedged items		78				1,843
Derivatives designated as hedging instruments		(87)				(1,899)
Effect of fair value hedges		$(9)				$(56)

Interest rate contracts(b)	$1			$20	$1	$(9)		$(1)
Currency exchange contracts	1		(68)	(79)			59	342
Other			(37)	4			55	19
Effect of derivatives not designated as hedges	$1	$—	$(105)	$(55)	$1	$(9)	$114	$359
(a) Amounts are inclusive of cost of sales and other income.
(b) The total of debt extinguishment costs was zero for both the three months ended March 31, 2022 and 2021.

2022 1Q FORM 10-Q 34

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest), net of collateral we held, was $561 million and $564 million at March 31, 2022 and December 31, 2021, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $299 million and $159 million at March 31, 2022 and December 31, 2021, respectively.

NOTE 20. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $443 million and $491 million and liabilities of $192 million and $206 million, at March 31, 2022 and December 31, 2021, respectively, in consolidated VIEs. These entities were created to help our customers facilitate or finance the purchase of GE equipment and services and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $5,310 million and $5,034 million at March 31, 2022 and December 31, 2021, respectively. Of these investments, $1,479 million and $1,481 million were owned by EFS, comprising equity method investments, primarily renewable energy tax equity investments, at March 31, 2022 and December 31, 2021, respectively. In addition, $3,608 million and $3,333 million were owned by our run-off insurance operations, primarily comprising investment securities at March 31, 2022 and December 31, 2021, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 21.

NOTE 21. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. We had total investment commitments of $3,509 million at March 31, 2022. The commitments primarily comprise investments by our run-off insurance operations in investment securities and other assets of $3,302 million and included within these commitments are obligations to make investments in unconsolidated VIEs of $3,149 million. See Note 20 for further information.

As of March 31, 2022, in our Aviation segment, we have committed to provide financing assistance of $2,000 million of future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. For further information on credit support and indemnification agreements, see our Annual Report on Form 10-K for the year ended December 31, 2021.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,846 million and $1,891 million at March 31, 2022 and December 31, 2021, respectively.

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 22 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021; refer to those discussions for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Alstom legacy legal matters. In November 2015, we acquired the Thermal, Renewables and Grid businesses from Alstom, which prior to the acquisition was the subject of significant cases involving anti-competitive activities and improper payments. As part of GE’s accounting for the acquisition, we established a reserve amounting to $858 million for legal and compliance matters related to the legacy business practices that were the subject cases in various jurisdictions, including the previously reported legal proceedings in Slovenia that are described below. The reserve balance was $544 million and $567 million at March 31, 2022 and December 31, 2021, respectively. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations and/or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the reserve established. The estimation of this reserve may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this reserve. Factors that can affect the ultimate amount of losses associated with these and related matters include the way cooperation is assessed and valued, prosecutorial discretion in the determination of damages, formulas for determining disgorgement, fines and/or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these, and related matters could exceed the amount provided.

2022 1Q FORM 10-Q 35

Shareholder and related lawsuits. Since November 2017, several putative shareholder class actions under the federal securities laws have been filed against GE and certain affiliated individuals and consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (the Hachem case). In October 2019, the lead plaintiff filed a fifth amended consolidated class action complaint naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareholders who acquired GE stock between February 27, 2013 and January 23, 2018. GE filed a motion to dismiss in December 2019. In January 2021, the court granted defendants’ motion to dismiss as to the majority of the claims. Specifically, the court dismissed all claims related to insurance reserves, as well as all claims related to accounting for long-term service agreements, with the exception of certain claims about historic disclosures related to factoring in the Power business that survive as to GE and its former CFO Jeffrey S. Bornstein. All other individual defendants have been dismissed from the case. In April 2022, the court granted the plaintiff’s motion for class certification for shareholders who acquired stock between February 26, 2016 and January 23, 2018, and granted the plaintiffs’ request to amend their complaint.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency denominated mortgage loans in various courts throughout Poland. At March 31, 2022, approximately 87% of the Bank BPH portfolio is indexed to or denominated in foreign currencies (primarily Swiss francs), and the total portfolio had a carrying value, net of reserves, of $1,592 million. We continue to observe an increase in the number of lawsuits being brought against Bank BPH and other banks in Poland, and we expect this to continue in future reporting periods.

We estimate potential losses for Bank BPH in connection with borrower litigation cases that are pending by recording legal reserves, as well as in connection with potential future cases or other adverse developments as part of our ongoing valuation of the Bank BPH portfolio, which we record at the lower of cost or fair value, less cost to sell. At March 31, 2022 the total amount of such estimated losses was $920 million. We update our assumptions underlying the amount of estimated losses based primarily on the number of lawsuits filed and estimated to be filed in the future, whether liability will be established in lawsuits and the nature of the remedy ordered by courts if liability is established. The increase in the amount of estimated losses during the first quarter of 2022 was driven by increases across each of these factors. We expect the trends we have previously reported of an increasing number of lawsuits being filed, more findings of liability and more severe remedies being ordered against Polish banks (including Bank BPH) to continue in future reporting periods, although Bank BPH is unable at this time to develop a meaningful estimate of reasonably possible losses associated with active and inactive Bank BPH mortgage loans beyond the amounts currently recorded. Additional factors may also affect our estimated losses over time, including: potentially significant judicial decisions or binding resolutions by the European Court of Justice (ECJ) or the Polish Supreme Court; the impact of any of these or other future or recent decisions or resolutions (including the ECJ decision in April 2021 on a case involving a Bank BPH mortgage loan, and the Polish Supreme Court binding resolution delivered verbally in May 2021 with written reasoning issued in July 2021) on how Polish courts will interpret and apply the law in particular cases and how borrower behavior may change in response, neither of which are known immediately upon the issuance of a decision or resolution; and uncertainty related to a proposal by the Chairman of the Polish Financial Supervisory Authority in December 2020 that banks voluntarily offer borrowers an opportunity to convert their foreign currency denominated mortgage loans to Polish zlotys using an exchange rate applicable at the date of loan origination, and about the various settlement strategies or other approaches that Polish banks have adopted or will adopt, or that Bank BPH may adopt in the future, in response to this proposal or other factors, and the approaches that regulators and other government authorities will adopt in response. In addition, there is uncertainty arising from investigations of the Polish Office of Competition and Consumer Protection (UOKiK), including existing or anticipated UOKiK decisions resulting from those investigations, particularly UOKiK's investigation into the adequacy of disclosure of foreign exchange risk by banks (including BPH) and the legality under Polish law of unlimited foreign exchange risk on customers. Future adverse developments related to any of the foregoing, or other adverse developments such as actions by regulators or other governmental authorities (including UOKiK), likely would have a material adverse effect on Bank BPH and the carrying value of its mortgage loan portfolio as well as result in additional required capital contributions to Bank BPH or significant losses beyond the amounts that we currently estimate.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. Following the EPA’s release in September 2015 of an intended final remediation decision, GE and the EPA engaged in mediation and the first step of the dispute resolution process contemplated by the consent decree. In October 2016, the EPA issued its final decision pursuant to the consent decree, which GE and several other interested parties appealed to the EPA’s Environmental Appeals Board (EAB). The EAB issued its decision in January 2018, affirming parts of the EPA’s decision and granting relief to GE on certain significant elements of its challenge. The EAB remanded the decision back to the EPA to address those elements and reissue a revised final remedy, and the EPA convened a mediation process with GE and interested stakeholders. In February 2020, the EPA announced an agreement between the EPA and many of the mediation stakeholders, including GE, concerning a revised Housatonic River remedy. Based on the mediated resolution, the EPA solicited public comment on a draft permit and issued the final revised permit effective in January 2021. In March 2021, two local environmental advocacy groups filed a joint petition to the EAB challenging portions of the revised permit, and in February 2022 the EAB denied the petition. As of March 31, 2022, and based on its assessment of current facts and circumstances and its defenses, GE believes that it has recorded adequate reserves to cover future obligations associated with the proposed final remedy.

For further information about environmental, health and safety matters, see our Annual Report on Form 10-K for the year ended December 31, 2021.

2022 1Q FORM 10-Q 36

EXHIBITS

Exhibit 10(a). Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2022.
Exhibit 10(b). Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2022.
Exhibit 10(c). Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2022.
Exhibit 10(d). Amendment No. 2, dated as of March 15, 2022, to the Employment Agreement by and between H. Lawrence Culp, Jr. and General Electric Company, dated as of October 1, 2018 (Incorporated by reference to Exhibit 10.1 to GE's Current Report on Form 8-K, dated March 17, 2022 (Commission file number 001-00035)).

Exhibit 11. Computation of Per Share Earnings. Data is provided in Note 17 of this Report.
Exhibit 31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three months ended March 31, 2022 and 2021, (ii) Statement of Financial Position at March 31, 2022 and December 31, 2021, (iii) Statement of Cash Flows for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021, (v) Statement of Changes in Shareholders' Equity for the three months ended March 31, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	20-36
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13, 35
Item 4.	Controls and Procedures	19
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	35-36
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	37
Signatures		37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 26, 2022	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer
2022 1Q FORM 10-Q 37