Form 10-Q
period 2022-06-30
GENERAL ELECTRIC CO
filed 2022-07-26
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,096,553,102 shares of common stock with a par value of $0.01 per share outstanding at June 30, 2022.

FORWARD-LOOKING STATEMENTS. Our public communications and SEC filings may contain statements related to future, not past, events. These forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range." Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the impacts of macroeconomic and market conditions and volatility on our business operations, financial results and financial position and on the global supply chain and world economy; our expected financial performance, including cash flows, revenues, organic growth, margins, earnings and earnings per share; the impacts of the COVID-19 pandemic; planned and potential transactions, including our plan to pursue spin-offs of HealthCare and our combined Renewable Energy, Power and Digital businesses; our de-leveraging plans, including leverage ratios and targets, the timing and nature of actions to reduce indebtedness and our credit ratings and outlooks; our funding and liquidity; our businesses’ cost structures and plans to reduce costs; restructuring, goodwill impairment or other financial charges; or tax rates.

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:
•our success in executing and completing asset dispositions or other transactions, including our plan to pursue spin-offs of HealthCare and our combined Renewable Energy, Power and Digital businesses, and sales of our equity ownership positions in Baker Hughes and AerCap, the timing of closing for such transactions, the ability to satisfy closing conditions, and the expected proceeds, consideration and benefits to GE;
•changes in macroeconomic and market conditions and market volatility, including impacts related to the COVID-19 pandemic, risk of recession, inflation, supply chain constraints or disruptions, rising interest rates, the value of securities and other financial assets (including our equity ownership positions in Baker Hughes and AerCap, and expected equity interest in HealthCare after its spin-off), oil, natural gas and other commodity prices and exchange rates, and the impact of such changes and volatility on our business operations, financial results and financial position;
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
•our de-leveraging and capital allocation plans, including with respect to actions to reduce our indebtedness, the capital structures of the three public companies that we plan to form from our businesses, the timing and amount of dividends, share repurchases, organic investments, and other priorities;
•downgrades of our current short- and long-term credit ratings or ratings outlooks, or changes in rating application or methodology, and the related impact on our liquidity, funding profile, costs and competitive position;
•our liquidity and the amount and timing of our cash flows and earnings, which may be impacted by macroeconomic, customer, supplier, competitive, contractual and other dynamics and conditions;
•capital and liquidity needs associated with our financial services operations, including in connection with our run-off insurance operations and Bank BPH, the amount and timing of any required capital contributions and any strategic actions that we may pursue;
•global economic trends, competition and geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and the related sanctions and other measures, changes in the rates of investment or economic growth globally or in key markets we serve, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries, and related impacts on our businesses' global supply chains and strategies;
•market developments or customer actions that may affect demand and the financial performance of major industries and customers we serve, such as secular, cyclical and competitive pressures across our businesses; pricing, cost and volume, the timing of customer investment and other factors in renewable energy markets; demand for air travel and other dynamics related to the COVID-19 pandemic; conditions in key geographic markets; and other shifts in the competitive landscape for our products and services;
•operational execution by our businesses, including the success in improving operational performance at our Renewable Energy business, and the performance of Aerospace amidst the ongoing market recovery;
•changes in law, regulation or policy that may affect our businesses, such as trade policy and tariffs, regulation and incentives related to climate change (including uncertainty relating to the U.S. wind Production Tax Credit and other policies), and the effects of tax law changes;
•our decisions about investments in research and development, and new products, services and platforms, and our ability to launch new products in a cost-effective manner;
•our ability to increase margins through implementation of operational improvements, restructuring and other cost reduction measures;
•the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of Alstom, Bank BPH and other investigative and legal proceedings;
•the impact of actual or potential quality issues or failures of our products or third-party products with which our products are integrated, and related reputational effects;
•the impact of potential information technology, cybersecurity or data security breaches at GE or third parties; and
•the other factors that are described in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as such descriptions may be updated or amended in any future reports we file with the SEC.
These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.
2022 2Q FORM 10-Q 3

ABOUT GENERAL ELECTRIC. General Electric Company (General Electric, GE or the Company) is a high-tech industrial company that operates worldwide through its four segments, Aerospace, HealthCare, Renewable Energy, and Power. Our products include commercial and military aircraft engines and systems; healthcare systems and pharmaceutical diagnostics; wind and other renewable energy generation equipment and grid solutions; and gas, steam, nuclear and other power generation equipment. We have significant global installed bases of equipment across these sectors, and services to support these products are also an important part of our business alongside new equipment sales. In November 2021 we announced a strategic plan to form three industry-leading, global, investment-grade public companies from our (i) Aerospace business, (ii) HealthCare business and (iii) combined Renewable Energy, Power and Digital businesses. In July 2022, we announced the new brand names for our three planned future companies: GE Aerospace, GE HealthCare and GE Vernova.

•GE Aerospace will be the name of GE’s aviation business. This new name opens the aperture, expanding upon our established expertise, extensive partnerships, and commitment to customers in the aviation sector, while setting forth a confident new vision to propel a new era of possibility in aerospace.
•GE HealthCare will be the name of GE’s healthcare business. Given the global prominence and established reputation of the current GE Healthcare business unit name, in addition to its trusted familiarity with billions of patients around the world, it made the most sense from both a customer and business standpoint to keep the name as-is.
•GE Vernova will be the name of GE’s energy portfolio of renewable energy, power, and digital businesses. With “ver” conveying green and “nova” signaling a new era of reliable, affordable, and sustainable energy, this name was selected as a unifying banner under which these businesses will set out to lead the world’s energy transition.

For the purposes of this report, we refer to our reporting segments as Aerospace (previously Aviation), HealthCare (previously Healthcare), Renewable Energy and Power. The composition of these reporting segments is unchanged.

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

CONSOLIDATED RESULTS
SECOND QUARTER 2022 RESULTS. Total revenues were $18.6 billion, up $0.4 billion for the quarter, driven primarily by increases at Aerospace and HealthCare, offset by decreases at Renewable Energy and Power.

Continuing earnings (loss) per share was $(0.59). Excluding gains (losses) on equity securities, separation costs, earnings from our run-off Insurance business and non-operating benefit costs, Adjusted earnings per share* was $0.78. For the three months ended June 30, 2022, profit (loss) was $(0.2) billion and profit (loss) margin was (1.3)%, up $0.8 billion, primarily due to the nonrecurrence of debt extinguishment costs of $1.4 billion, a decrease in non-operating benefit costs of $0.7 billion, higher segment profit of $0.5 billion, a decrease in significant, higher-cost restructuring charges of $0.2 billion and lower adjusted corporate operating costs* of $0.2 billion, partially offset by a net loss on the value of equity securities of $2.0 billion compared to the prior year gain and separation costs of $0.2 billion. Adjusted organic profit* increased $0.7 billion (79%), driven primarily by an increase at Aerospace and lower adjusted total corporate operating costs*, partially offset by decreases at Renewable Energy and HealthCare.

*Non-GAAP Financial Measure
2022 2Q FORM 10-Q 4

Cash used for operating activities (CFOA) was less than $0.1 billion and $3.0 billion for the six months ended June 30, 2022 and 2021, respectively. Cash used for operating activities decreased primarily due to a decrease in cash collateral paid net of settlements on interest rate derivative contracts, an increase in net income (after adjusting for amortization of intangible assets, non-cash losses related to our interests in AerCap Holdings N.V. (AerCap) and Baker Hughes and non-operating debt extinguishment costs) and a decrease in cash used for all other operating activities. Free cash flows* (FCF) were $(0.7) billion and $(3.2) billion for the six months ended June 30, 2022 and 2021, respectively. FCF* increased primarily due to the same reasons as noted for CFOA above, partially offset by an increase in cash used for working capital (after adjusting for the impact from discontinued factoring programs and eliminations related to our receivables factoring and supply chain finance programs). See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

Remaining performance obligation (RPO) is unfilled customer orders for products and product services (expected life of contract sales for product services) excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 8 for further information.

RPO	June 30, 2022	December 31, 2021
Equipment	$44,773	$45,065
Services	197,222	194,755
Total RPO	$241,995	$239,820

As of June 30, 2022, RPO increased $2.2 billion from December 31, 2021, primarily at Aerospace, from engines contracted under long-term service agreements that have now been put into service and contract modifications; partially offset by decreases at Power, from the continued wind down of the Steam Power new build coal business and sales outpacing new orders in Gas Power contractual services; at Renewable Energy, primarily from sales exceeding new orders at Onshore Wind and the overall impact of a stronger U.S. dollar; and at HealthCare, from the impact of contract renewal timing in services.

REVENUES	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Equipment revenues	$7,603	$8,298	$14,467	$16,269
Services revenues	10,277	9,172	19,686	17,517
Insurance revenues	765	783	1,533	1,538
Total revenues	$18,646	$18,253	$35,686	$35,323

For the three months ended June 30, 2022, total revenues increased $0.4 billion (2%). Equipment revenues decreased, primarily at Renewable Energy, due to fewer wind turbine deliveries at Onshore Wind and lower revenues at Offshore Wind; and at Aerospace, due to lower GEnx engine production rates, supply chain disruptions and product transition with fewer engine shipments on legacy programs; partially offset by increases at Power, due to higher Gas Power aeroderivative deliveries; and at HealthCare, due to Imaging and Ultrasound, mainly due to strong growth in the U.S. and Europe, the Middle East and Africa, offset by COVID-19 impacts in China. Services revenues increased, primarily at Aerospace, due to increased shop visit volume, higher volume of commercial spare part shipments and net favorable changes in estimated profitability of long-term service agreements; partially offset by decreases at Power, due to a decrease in Gas Power contractual services and prior year Steam Power services volume that did not repeat; and at Renewable Energy, primarily due to fewer repower unit deliveries at Onshore Wind. Insurance revenues decreased 2%.
Excluding the change in Insurance revenues, the net effects of acquisitions of $0.1 billion, the net effects of dispositions of $0.1 billion and the effects of a stronger U.S. dollar of $0.5 billion, organic revenues* increased $0.9 billion (5%), with equipment revenues down $0.5 billion (6%) and services revenues up $1.4 billion (15%). Organic revenues* increased at Aerospace, HealthCare and Power, partially offset by a decrease at Renewable Energy.
For the six months ended June 30, 2022, total revenues increased $0.4 billion (1%). Equipment revenues decreased, primarily at Renewable Energy, due to fewer wind turbine deliveries at Onshore Wind; at Aerospace, due to lower GEnx engine production rates, supply chain disruptions and product transition with fewer engine shipments on legacy programs; and at Power, due to a decrease in Steam Power equipment on the exit of new build coal; partially offset by an increase at HealthCare, driven by Imaging, mainly due to strong growth in the U.S. and Europe, the Middle East and Africa, offset by COVID-19 impacts in China. Services revenues increased, primarily at Aerospace, due to increased shop visit volume, higher volume of commercial spare part shipments and net favorable changes in estimated profitability of long-term service agreements; and at Renewable Energy, primarily due to higher services revenue at Onshore Wind from a larger installed base and more repower unit deliveries; partially offset by a decrease at Power, due to a decrease in Gas Power contractual services and prior year Steam Power services volume that did not repeat. Insurance revenues were flat.
Excluding the change in Insurance revenues, the net effects of acquisitions of $0.1 billion, the net effects of dispositions of $0.1 billion and the effects of a stronger U.S. dollar of $0.7 billion, organic revenues* increased $1.0 billion (3%), with equipment revenues down $1.6 billion (10%) and services revenues up $2.6 billion (15%). Organic revenues* increased at Aerospace and HealthCare, partially offset by decreases at Renewable Energy and Power.

*Non-GAAP Financial Measure
2022 2Q FORM 10-Q 5

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended June 30		Six months ended June 30
(Per-share in dollars and diluted)	2022	2021	2022	2021
Continuing earnings (loss) attributable to GE common shareholders	$(647)	$(624)	$(1,456)	$(604)
Continuing earnings (loss) per share	$(0.59)	$(0.57)	$(1.33)	$(0.55)

For the three months ended June 30, 2022, continuing earnings decreased 4% primarily due to a net loss on the value of equity securities of $2.0 billion compared to the prior year gain, an increase in provision for income taxes of $0.8 billion and separation costs of $0.2 billion, partially offset by the nonrecurrence of debt extinguishment costs of $1.4 billion, a decrease in non-operating benefit costs of $0.7 billion, higher segment profit $0.5 billion, a decrease in significant, higher-cost restructuring charges of $0.2 billion and lower adjusted total corporate operating costs of $0.2 billion. Adjusted earnings* was $0.9 billion, an increase of $0.6 billion. Profit margin was (1.3)%, an increase from (5.7)%. Adjusted profit* was $1.7 billion, an increase of $0.7 billion organically*, due to increases at Aerospace and Power, partially offset by decreases Renewable Energy and HealthCare. Adjusted profit margin* was 9.3%, an increase of 380 basis points organically*.
For the six months ended June 30, 2022, continuing earnings decreased $0.9 billion primarily due to a net loss on the value of equity securities of $2.6 billion compared to the prior year gain, an increase in provision for income taxes of $0.9 billion, the Steam asset sale impairment of $0.8 billion, separation costs of $0.3 billion and Russia and Ukraine charges of $0.2 billion, partially offset by the nonrecurrence of debt extinguishment costs of $1.4 billion, a decrease in non-operating benefit costs of $1.2 billion, higher segment profit of $0.6 billion, a decrease in significant, higher-cost restructuring charges of $0.3 billion, lower adjusted total corporate operating costs of $0.3 billion and lower interest and other financial charges of $0.2 billion. Adjusted earnings* were $1.1 billion, an increase of $0.7 billion. Profit margin was (2.2)%, an increase from (2.3)%. Adjusted profit* was $2.6 billion, an increase of $0.9 billion organically*, due to increases at Aerospace and Power, partially offset by decreases Renewable Energy and HealthCare. Adjusted profit margin* was 7.6%, an increase of 250 basis points organically*.

We continue to experience inflation pressure in our supply chain, as well as delays in sourcing key materials needed for our products. This has delayed our ability to convert RPO to revenue and negatively impacted our profit margins. While we are taking actions to limit this pressure, we may continue to experience impacts in future periods. Also, geopolitical uncertainties with the ongoing Russia and Ukraine conflict, as well as recent COVID-19 impacts in China, are introducing additional challenges. As of June 30, 2022, we have approximately $0.5 billion of remaining assets in Russia and Ukraine, primarily in our Power and HealthCare businesses, which relate to activity not subject to sanctions or restricted under Company policy.

SEGMENT OPERATIONS. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021, for further information regarding our determination of segment profit for continuing operations, and for our allocations of corporate costs to our segments.

	Three months ended June 30			Six months ended June 30
SUMMARY OF REPORTABLE SEGMENTS	2022	2021	V %	2022	2021	V %
Aerospace	$6,127	$4,840	27%	$11,730	$9,832	19%
HealthCare	4,519	4,454	1%	8,882	8,761	1%
Renewable Energy	3,099	4,049	(23)%	5,970	7,297	(18)%
Power	4,202	4,295	(2)%	7,703	8,216	(6)%
Total segment revenues	17,947	17,638	2%	34,285	34,106	1%
Corporate	698	615	13%	1,401	1,217	15%
Total revenues	$18,646	$18,253	2%	$35,686	$35,323	1%

Aerospace	$1,148	$176	F	$2,057	$818	F
HealthCare	651	801	(19)%	1,189	1,500	(21)%
Renewable Energy	(419)	(99)	U	(853)	(333)	U
Power	320	299	7%	383	212	81%
Total segment profit (loss)	1,701	1,177	45%	2,776	2,197	26%
Corporate(a)	(1,659)	241	U	(2,987)	401	U
Interest and other financial charges	(379)	(472)	20%	(769)	(957)	20%
Debt extinguishment costs	—	(1,416)	F	—	(1,416)	F
Non-operating benefit income (cost)	134	(517)	F	271	(947)	F
Benefit (provision) for income taxes	(378)	419	U	(629)	247	U
Preferred stock dividends	(67)	(57)	U	(119)	(129)	8%
Earnings (loss) from continuing operations attributable to GE common shareholders	(647)	(624)	(4)%	(1,456)	(604)	U
Earnings (loss) from discontinued operations attributable to GE common shareholders	(210)	(564)	63%	(496)	(3,458)	86%
Net earnings (loss) attributable to GE common shareholders	$(857)	$(1,188)	28%	$(1,952)	$(4,062)	52%
(a) Includes interest and other financial charges of $15 million and $16 million, and $32 million and $31 million; and benefit for income taxes of $61 million and $47 million, and $108 million and $78 million related to EFS within Corporate for the three and six months ended June 30, 2022 and 2021, respectively.
*Non-GAAP Financial Measure
2022 2Q FORM 10-Q 6

GE AEROSPACE. Our results in the second quarter of 2022 reflect the continued recovery of the commercial markets from the effects of the COVID-19 pandemic, although global industrial supply chain disruptions in material and labor affected performance. A key underlying driver of our commercial engine and services business is global commercial air traffic. We regularly track global departures, which improved 28% during the second quarter of 2022 compared to the second quarter of 2021, and now stands at approximately 80% of 2019 levels as of June 30, 2022. However, government travel restrictions, public health advisories, individuals' propensity to travel and continued cases of the virus have driven varied levels of recovery regionally, due in large part to the emergence of COVID-19 virus variants. We remain confident in the recovery, and current trends are in line with our recovery forecast. Consistent with industry projections, we continue to estimate single-aisle air traffic to recover to 2019 levels in early 2023, with twin-aisle air traffic recovering in early 2024. We are in frequent dialogue with our airline, airframe, and maintenance, repair and overhaul customers about the outlook for commercial air travel, new aircraft production, fleet retirements, and after-market services, including shop visit and spare parts demand.

Global supply chain constraints and labor shortages, in part driven by the pandemic, are causing supply chain disruptions for us and our suppliers. While these disruptions have impacted our production and delivery, we continue to partner with our airline and leasing customers and collaborate with our airframe partners on production rates for 2022 and beyond.

As it relates to the military environment, we continue to forecast strong military demand creating future growth opportunities for our Military business as the U.S. Department of Defense and foreign governments have continued flight operations, and have allocated budgets to upgrade and modernize their existing fleets.

Total engineering, comprising company, customer and partner-funded and nonrecurring engineering costs, increased compared to the prior year. We continue to be committed to investment in developing and maturing technologies that enable a more sustainable future of flight. In May 2022, we completed successful testing of our Passport long-range business aviation engine using 100% sustainable aviation fuel.

We continue to take actions to protect our ability to serve our customers now and as the global airline industry recovers. Our deep history of innovation and technology leadership, commercial engine installed base of approximately 39,400 units, with approximately 11,100 units under long-term service agreements, and military engine installed base of approximately 26,200 units represents strong long-term fundamentals. We expect to emerge from the current environment well-positioned to drive long-term profitable growth and cash generation over time.

	Three months ended June 30		Six months ended June 30
Sales in units, except where noted	2022	2021	2022	2021
Commercial Engines(a)	355	383	698	742
LEAP Engines(b)	226	211	465	399
Military Engines	131	155	315	251
Spare Parts Rate(c)	$23.5	$15.0	$23.1	$14.1
(a) Commercial Engines now includes Business Aviation and Aeroderivative units for all periods presented.
(b) LEAP engines are subsets of commercial engines.
(c) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

RPO	June 30, 2022	December 31, 2021
Equipment	$11,866	$11,139
Services	118,269	114,133
Total RPO	$130,135	$125,272

SEGMENT REVENUES AND PROFIT	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Commercial Engines & Services	$4,306	$3,115	$8,159	$6,469
Military	1,096	1,041	2,132	1,997
Systems & Other	725	684	1,439	1,366
Total segment revenues	$6,127	$4,840	$11,730	$9,832

Equipment	$1,757	$1,865	$3,411	$3,712
Services	4,370	2,974	8,319	6,120
Total segment revenues	$6,127	$4,840	$11,730	$9,832

Segment profit	$1,148	$176	$2,057	$818
Segment profit margin	18.7%	3.6%	17.5%	8.3%

2022 2Q FORM 10-Q 7

For the three months ended June 30, 2022, segment revenues were up $1.3 billion (27%) and segment profit was up $1.0 billion.
Revenues increased $1.3 billion (27%) organically*. Commercial Services revenues increased, primarily due to increased shop visit volume and higher volume of commercial spare part shipments. Commercial Services revenues also increased due to a net favorable change of $0.1 billion for its long-term service agreements compared to a net unfavorable change of $0.3 billion for the same period in the prior year. Commercial Engines revenues decreased, primarily driven by lower GEnx engine production rates, supply chain disruptions and product transition with fewer engine shipments on legacy programs, partially offset by more shipments on newer programs, including 15 more LEAP units versus the prior year. Military revenues increased, primarily due to growth in services, partially offset by 24 fewer engine shipments than the prior year.
Profit increased $0.9 billion organically*, primarily due to increased shop visit volume and higher volume of commercial spare part shipments. Profit also increased due to higher prices and the impact of favorable contract margin reviews in the quarter for long-term service agreements. These increases in profit were partially offset by inflation in our supply chain and additional growth investment.
For the six months ended June 30, 2022, segment revenues were up $1.9 billion (19%) and segment profit was up $1.2 billion.
RPO as of June 30, 2022 increased $4.9 billion (4%) from December 31, 2021, primarily due to increases in services. Services increased primarily as a result of engines contracted under long-term service agreements that have now been put into service and contract modifications.
Revenues increased $1.9 billion (20%) organically*. Commercial Services revenues increased, primarily due to increased shop visit volume and higher volume of commercial spare part shipments. Commercial Services revenues also increased due to a net favorable change of $0.1 billion for its long-term service agreements compared to a net unfavorable change of $0.3 billion for the same period in the prior year. Commercial Engines revenues decreased, primarily driven by lower GEnx engine production rates, supply chain disruptions and product transition with fewer engine shipments on legacy programs, partially offset by more shipments on newer programs, including 66 more LEAP units versus the prior year. Military revenues increased, primarily due to growth in services and 64 more engine shipments than the prior year, partially offset by product mix.
Profit increased $1.2 billion organically*, primarily due to increased shop visit volume and higher volume of commercial spare part shipments. Profit also increased due to higher prices and the impact of favorable contract margin reviews for long-term service agreements. These increases in profit were partially offset by lower profit on Commercial Engine shipments driven by product transition with fewer engine shipments on legacy programs and more shipments on newer programs, inflation in our supply chain and additional growth investment.

GE HEALTHCARE. U.S. healthcare market demand continues to be strong. In Europe, the Middle East and Africa we are seeing growth from EU tenders and post COVID spending. China has seen COVID-19 impacts in certain regions during most of the second quarter of 2022, which constrained output from our Shanghai contrast media and Healthcare Systems (HCS) equipment factories. We took measures to partially mitigate the impact to our customers. We continue to see growth in hospital spending to increase capacity and improve quality of care. Both HCS and Pharmaceutical Diagnostics (PDx) demand has recovered to at or above pre-pandemic levels. We are experiencing delays in sourcing key materials needed for our products, delaying our ability to convert RPO to revenue. We have proactively managed sourcing and logistics inflation, material and design costs to partially mitigate supply chain impacts. Delivering for our customers remains a top priority. In response to the cost pressures we are experiencing, we have continued to adjust pricing of our products, manage discretionary and structural cost in our business, as well as prioritize research and development investments.

We continue to grow and invest in precision health, with a focus on creating new products and digital solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. We launched Voluson Expert 22, artificial intelligence powered ultrasound with our proprietary Lyric Architecture to unlock new imaging and processing power, achieving higher resolution, detailed images and scanning flexibility. We remain committed to innovate and invest to create more integrated, efficient and personalized precision healthcare.

RPO	June 30, 2022	December 31, 2021
Equipment	$4,442	$4,232
Services	9,905	10,375
Total RPO	$14,346	$14,606

*Non-GAAP Financial Measure
2022 2Q FORM 10-Q 8

SEGMENT REVENUES AND PROFIT	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Healthcare Systems	$4,037	$3,915	$7,913	$7,740
Pharmaceutical Diagnostics	482	539	969	1,021
Total segment revenues	$4,519	$4,454	$8,882	$8,761

Equipment	$2,337	$2,257	$4,593	$4,484
Services	2,182	2,197	4,288	4,278
Total segment revenues	$4,519	$4,454	$8,882	$8,761

Segment profit	$651	$801	$1,189	$1,500
Segment profit margin	14.4%	18.0%	13.4%	17.1%

For the three months ended June 30, 2022, segment revenues were up $0.1 billion (1%) and segment profit was down $0.1 billion (19%).
Revenues increased $0.2 billion (4%) organically*. Equipment revenues increased driven by Imaging and Ultrasound mainly due to strong growth in the U.S. and Europe, the Middle East and Africa, partially offset by COVID-19 impacts in China. Services revenues increased, driven by the continued growth of HCS services, partially offset by PDx primarily due to China.
Profit decreased $0.1 billion (13%) organically*, driven by increased material inflation and logistics cost across all product lines, partially offset by increased volume and price. We also continued to make research and development and commercial investments.
For the six months ended June 30, 2022, segment revenues were up $0.1 billion (1%) and segment profit was down $0.3 billion (21%).
RPO as of June 30, 2022 decreased $0.3 billion (2%) from December 31, 2021, primarily due to an increase in equipment orders, more than offset by the impact of contract renewal timing in services.
Revenues increased $0.3 billion (3%) organically*. Equipment revenues increased, driven by Imaging, mainly due to strong growth in the U.S. and Europe, the Middle East and Africa offset by COVID-19 impacts in China. Services revenues increased, driven by the continued growth of HCS services offset by PDx primarily due to China.
Profit decreased $0.2 billion (14%) organically*, driven by increased material inflation and logistics cost across all product lines, partially offset by increased volume and price. We also continued to make research and development and commercial investments.

RENEWABLE ENERGY – will be part of GE Vernova, GE’s portfolio of energy businesses. While we continue to expect long-term growth in U.S. onshore wind, the expiry of U.S. Production Tax Credits (PTC) in 2021 and U.S. policy uncertainty, together with rising inflation continues to result in project delays and deferral of customer investments. The offshore wind industry continues to expect strong global growth through the decade and our Grid business is positioned to support grid modernization needs. We have experienced significant cost inflation in materials and logistics costs across the entire business that impact price and customer demand, and our financial results are dependent on U.S. tax credit policy, the inflationary environment, improved selectivity, pricing and execution of cost reduction initiatives, including rationalization of operations in response to lower forecasted near-term demand.

New product introductions account for a large portion of our RPO in Onshore and Offshore wind driven by significant demand for larger turbines that decrease the levelized cost of energy, such as our 5 MW Cypress and 3 MW Sierra Onshore units, and our 12-14 MW Haliade-X Offshore units. We expect to start shipping Haliade-X units for our first commercial project in the second half of this year. Improving product and fleet durability and preparing for large scale production, while reducing the cost of these new product platforms and blade technologies, remains a key priority. At Grid Solutions, new technology such as flexible transformers and g³ switchgears are solving for a more resilient and efficient electric grid and lower greenhouse gas emissions, respectively. We also introduced Lifespan, a software suite designed to optimize asset performance and operations across an operator's wind turbine fleet.

	Three months ended June 30		Six months ended June 30
Onshore and Offshore sales in units	2022	2021	2022	2021
Wind Turbines	561	887	1,063	1,665
Wind Turbine Gigawatts	1.9	2.9	3.6	5.4
Repower units	124	249	275	249

RPO	June 30, 2022	December 31, 2021
Equipment	$18,166	$18,639
Services	12,363	12,872
Total RPO	$30,529	$31,511

*Non-GAAP Financial Measure
2022 2Q FORM 10-Q 9

SEGMENT REVENUES AND PROFIT	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Onshore Wind	$2,052	$2,883	$3,958	$5,001
Grid Solutions equipment and services	733	776	1,401	1,571
Hydro, Offshore Wind and Hybrid Solutions	314	390	611	725
Total segment revenues	$3,099	$4,049	$5,970	$7,297

Equipment	$2,445	$3,305	$4,618	$6,148
Services	654	745	1,352	1,149
Total segment revenues	$3,099	$4,049	$5,970	$7,297

Segment profit (loss)	$(419)	$(99)	$(853)	$(333)
Segment profit margin	(13.5)%	(2.4)%	(14.3)%	(4.6)%

For the three months ended June 30, 2022, segment revenues were down $1.0 billion (23%) and segment losses were up $0.3 billion.
Revenues decreased $0.8 billion (20%) organically*, primarily from 306 fewer wind turbine and 125 fewer repower unit deliveries at Onshore Wind, partially offset by higher revenue at Grid and core services at Onshore Wind.
Segment losses increased $0.4 billion organically*, primarily from lower U.S. volume and margins at Onshore Wind, higher costs associated with newer product offerings in Onshore internationally and cost inflation across all businesses. These increases were partially offset by higher volumes and the impact of cost reduction initiatives at Grid and $0.1 billion of cost recoveries on legacy Hydro projects.
For the six months ended June 30, 2022, segment revenues were down $1.3 billion (18%) and segment losses were up $0.5 billion.
RPO as of June 30, 2022 decreased $1.0 billion (3%) from December 31, 2021 primarily from sales exceeding new orders at Onshore Wind and the overall impact of a stronger U.S. dollar, partially offset by new orders at Grid and Hydro exceeding sales. The decline in new equipment orders at Onshore Wind is primarily attributable to the U.S. market decline and inflation-related pricing increases negatively impacting near-term demand.
Revenues decreased $1.1 billion (16%) organically* across all businesses, primarily from 565 fewer wind turbine deliveries at Onshore Wind and lower revenue at Grid due to increased commercial selectivity, partially offset by higher services revenue at Onshore Wind from a larger installed base and 26 more repower unit deliveries.
Segment losses increased $0.6 billion organically*, primarily from lower U.S. volume and margins at Onshore Wind and cost inflation across all businesses, partially offset by the impact of cost reduction initiatives. Onshore Wind results were adversely impacted by execution of lower margin RPO and the impact of transitioning to newer product offerings internationally.

POWER – will be part of GE Vernova, GE’s portfolio of energy businesses. During the current period, global gas generation and gas turbine utilization were both up low-single-digits in line with electricity demand. The fleet continues to operate in line with the market, even as the market manages through the uncertainty and disruptions from the conflict in Ukraine. Looking ahead, we anticipate the power market to continue to be impacted by overcapacity in the industry, continued price pressure from competition on servicing the installed base, and the uncertain timing of deal closures due to financing and the complexities of working in emerging markets, as well as the ongoing impacts of COVID-19. Although market factors related to the energy transition such as greater renewable energy penetration and the adoption of climate change-related policies continue to impact long-term demand (and related financing), to differing degrees across markets globally, we expect the gas market to remain stable over the next decade with gas generation continuing to grow low-single-digits. We believe gas will play a critical role in the energy transition. We remain focused on our underwriting discipline and risk management to ensure we are securing deals that meet our financial hurdles and we have high confidence to deliver for our customers.

In the first quarter of 2022, we signed a non-binding memorandum of understanding for GE Steam Power to sell a portion of its business to Électricité de France S.A. (EDF), which resulted in a reclassification of that business to held for sale. We expect to complete the sale, subject to regulatory approval, in the first half of 2023. In the second quarter of 2022, we announced that Gas Power intends to acquire Nexus Controls, a business specializing in aftermarket control system upgrades and controls field services. The deal, which is subject to customary closing conditions including regulatory approval and mandatory information and consultation processes with employees and their representatives, is expected to close in the second quarter of 2023.

We continue to invest in new product development, such as our HA-Turbines and Nuclear small modular reactors. Our fundamentals remain strong with approximately $67.4 billion in RPO and a gas turbine installed base greater than 7,000 units, including approximately 1,800 units under long-term service agreements.

*Non-GAAP Financial Measure
2022 2Q FORM 10-Q 10

	Three months ended June 30		Six months ended June 30
Sales in units	2022	2021	2022	2021
GE Gas Turbines	29	14	49	25
Heavy-Duty Gas Turbines(a)	10	9	23	20
HA-Turbines(b)	1	1	3	6
Aeroderivatives(a)	19	5	26	5
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines. (b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.

RPO	June 30, 2022	December 31, 2021
Equipment	$11,402	$12,169
Services	56,007	56,569
Total RPO	$67,409	$68,738

SEGMENT REVENUES AND PROFIT	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Gas Power	$3,133	$3,049	$5,621	$5,878
Steam Power	691	831	1,327	1,537
Power Conversion, Nuclear and other	378	415	755	800
Total segment revenues	$4,202	$4,295	$7,703	$8,216

Equipment	$1,196	$1,071	$2,162	$2,312
Services	3,006	3,224	5,542	5,904
Total segment revenues	$4,202	$4,295	$7,703	$8,216

Segment profit (loss)	$320	$299	$383	$212
Segment profit margin	7.6%	7.0%	5.0%	2.6%

For the three months ended June 30, 2022, segment revenues were down $0.1 billion (2%) and segment profit was up 7%.
Revenues increased $0.2 billion (4%) organically*, primarily due to higher Gas Power aeroderivative deliveries and an increase in Gas Power transactional service volume, partially offset by a reduction in Gas Power contractual service outages, decreases at Steam Power equipment on the exit of new build coal and prior year Steam Power services volume that did not repeat.
Profit increased 10% organically* due to increases in Gas Power aeroderivative deliveries, Gas Power transactional service volume, Gas Power contractual service price and from prior year project and legal charges at Steam Power that did not repeat, partially offset by unfavorable mix at Gas Power with higher equipment and lower contractual planned outages, Steam Power equipment on the exit of new build coal and prior year Steam services volume that did not repeat.
For the six months ended June 30, 2022, segment revenues were down $0.5 billion (6%) and segment profit was up $0.2 billion (81%).
RPO as of June 30, 2022 decreased $1.3 billion (2%) from December 31, 2021, primarily driven by the continued wind down of the Steam Power new build coal business, sales outpacing new orders in Gas Power contractual services and the impact of the Russia and Ukraine conflict at Power Conversion.
Revenues were flat organically*, primarily due to higher Gas Power aeroderivative deliveries and an increase in Gas Power transactional service volume, partially offset by a reduction in Gas Power contractual services, a reduction in Steam Power equipment on the exit of new build coal and prior year Steam Power services volume that did not repeat.
Profit increased $0.2 billion (67%) organically* from prior year project and legal charges at Steam Power that did not repeat and higher Gas Power aeroderivative deliveries.

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

Corporate includes the results of the GE Digital business and our remaining GE Capital businesses, our former financial services business, including our run-off Insurance business (see Other Items - Insurance for further information).

*Non-GAAP Financial Measure
2022 2Q FORM 10-Q 11

REVENUES AND OPERATING PROFIT (COST)	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Corporate revenues	$205	$229	$425	$456
Insurance revenues	765	783	1,533	1,538
Eliminations and other	(273)	(397)	(557)	(777)
Total Corporate revenues	$698	$615	$1,401	$1,217

Gains (losses) on purchases and sales of business interests	$2	$(5)	$6	$(2)
Gains (losses) on equity securities	(1,552)	497	(1,770)	844
Restructuring and other charges	(35)	(225)	(70)	(331)
Separation costs	(207)	—	(327)	—
Steam asset sale impairment (Notes 6 and 7)	(1)	—	(825)	—
Russia and Ukraine charges	—	—	(230)	—
Insurance profit (loss) (Note 12)	172	233	397	371
Adjusted total corporate operating costs (Non-GAAP)	(38)	(259)	(167)	(480)
Total Corporate operating profit (cost) (GAAP)	$(1,659)	$241	$(2,987)	$401
Less: gains (losses), impairments, Insurance, and restructuring & other	(1,621)	500	(2,820)	881
Adjusted total corporate operating costs (Non-GAAP)	$(38)	$(259)	$(167)	$(480)

Functions & operations	$(54)	$(179)	$(132)	$(368)
Environmental, health and safety (EHS) and other items	(8)	(28)	(59)	(83)
Eliminations	24	(52)	23	(29)
Adjusted total corporate operating costs (Non-GAAP)	$(38)	$(259)	$(167)	$(480)

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

For the three months ended June 30, 2022, revenues increased by $0.1 billion due to lower intersegment eliminations. Corporate operating profit decreased by $1.9 billion due to a $2.0 billion change in gains (losses) on equity securities, primarily related to $1.1 billion of mark-to-market losses on our AerCap shares and note and $0.9 billion of higher mark-to-market losses on our Baker Hughes shares. Operating profit also decreased due to $0.2 billion of separation costs and $0.1 billion of lower profit in our run-off Insurance business, primarily driven by higher claims as COVID-19 favorability subsides and claims continue to normalize. These decreases were partially offset by $0.2 billion of lower restructuring and other charges, primarily related to our Power segment.
Adjusted total corporate operating costs* decreased by $0.2 billion primarily as the result of $0.1 billion lower corporate cost due to core reductions and $0.1 billion due to lower intercompany eliminations.

For the six months ended June 30, 2022, revenues increased by $0.2 billion due to lower intersegment eliminations.
Corporate operating profit decreased by $3.4 billion due to a $2.6 billion change in gains (losses) on equity securities, primarily related to $2.8 billion of mark to market losses on our AerCap shares and note partially offset by $0.3 billion of higher mark to market gains on our Baker Hughes shares. In addition, operating profit decreased due to $0.8 billion of non-cash impairment charges related to property, plant and equipment and intangible assets as a result of reclassification of a portion of our Steam Power business to held for sale in the first quarter of 2022 (see Note 2), $0.3 billion of separation costs and $0.2 billion of charges from contracts and recoverability of assets in connection with the conflict between Russia and Ukraine and resulting sanctions, primarily within our Aerospace and Power businesses. These decreases were partially offset by $0.3 billion of lower restructuring and other charges, primarily related to our Power segment.
Adjusted total corporate operating costs* decreased by $0.3 billion primarily as the result of $0.2 billion of core reductions and $0.1 billion due to lower intercompany eliminations.

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

*Non-GAAP Financial Measure
2022 2Q FORM 10-Q 12

RESTRUCTURING AND OTHER CHARGES	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Workforce reductions	$14	$290	$37	$501
Plant closures & associated costs and other asset write-downs	26	38	55	64
Acquisition/disposition net charges and other	16	1	28	6
Other	—	—	(3)	—
Total restructuring and other charges	$55	$330	$116	$572

Cost of equipment/services	$18	$188	$49	$288
Selling, general and administrative expenses	37	142	71	290
Other (income) loss	—	—	(3)	(7)
Total restructuring and other charges	$55	$330	$116	$572

Aerospace	$5	$(2)	$10	$61
HealthCare	10	20	22	59
Renewable Energy	6	59	12	135
Power	32	227	67	276
Corporate	2	26	5	42
Total restructuring and other charges	$55	$330	$116	$572
Restructuring and other charges cash expenditures	$102	$190	$256	$413

Liabilities associated with restructuring activities were approximately $0.8 billion and $1.0 billion, including actuarial determined post-employment severance benefits of $0.5 billion and $0.5 billion as of June 30, 2022 and December 31, 2021, respectively.

SEPARATION COSTS. In November 2021, the company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aviation, healthcare, and energy. Over the next two years, we expect to incur separation, transition, and operational costs of approximately $2 billion and net tax costs of less than $0.5 billion, which will depend on specifics of the transactions.

We incurred pre-tax separation costs of $207 million and $327 million, primarily related to employee costs, costs to establish certain stand-alone functions and information technology systems, professional fees, and other transformation and transaction costs to transition to three stand-alone public companies, for the three and six months ended June 30, 2022, respectively. These costs are presented as separation costs in our consolidated Statement of Earnings (Loss). In addition, we incurred $28 million and $8 million of net tax benefit, including taxes associated with planned legal entity restructuring and changes to indefinite reinvestment, for the three and six months ended June 30, 2022, respectively.

INTEREST AND OTHER FINANCIAL CHARGES were $0.4 billion and $0.5 billion for the three months ended and $0.8 billion and $1.0 billion for the six months ended June 30, 2022 and 2021, respectively. The decrease was primarily due to lower average borrowings balances, partially offset by a lower allocation of interest expense to discontinued operations. Inclusive of interest expense in discontinued operations, total interest and other financial charges were $0.4 billion and $0.7 billion for the three months ended and $0.8 billion and $1.4 billion for the six months ended June 30, 2022 and 2021, respectively. The primary components of interest and other financial charges are interest on short- and long-term borrowings.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for information about our pension and retiree benefit plans.

INCOME TAXES. For the three months ended June 30, 2022, the income tax rate was (129.9)% compared to 44.9% for the three months ended June 30, 2021. The tax rate for 2022 reflects a tax expense on a pre-tax loss. The tax rate for 2021 reflects a tax benefit on a pre-tax loss.

The provision (benefit) for income taxes was $0.3 billion for the three months ended June 30, 2022 and $(0.5) billion for the three months ended June 30, 2021. The increase in tax was primarily due to the increase in pre-tax income excluding the net loss in 2022 on our interest in AerCap and Baker Hughes and the nonrecurrence of the tax benefit associated with an internal restructuring to recognize deductible loan losses in the second quarter of 2021. There was only an insignificant tax effect on the net loss in 2022 on AerCap and Baker Hughes as a result of our excess capital loss position.

For the three months ended June 30, 2022, the adjusted income tax rate* was 23.5% compared to 24.9% for the three months ended June 30, 2021. The adjusted income tax rate* decreased primarily due to higher income for the three months ended June 30, 2022, which is taxed at below the average tax rate.

For the six months ended June 30, 2022, the income tax rate was (67.5)% compared to 40.7% for the six months ended June 30, 2021. The tax rate for 2022 reflects a tax expense on a pre-tax loss. The tax rate for 2021 reflects a tax benefit on a pre-tax loss.

*Non-GAAP Financial Measure
2022 2Q FORM 10-Q 13

The provision (benefit) for income taxes was $0.5 billion for the six months ended June 30, 2022 compared to $(0.3) billion for the six months ended June 30, 2021. The increase in tax was primarily due to the increase in pre-tax income excluding the net loss in 2022 on our interest in AerCap and Baker Hughes and asset impairments and the nonrecurrence of the tax benefit associated with an internal restructuring to recognize deductible loan losses in the second quarter of 2021. There was only an insignificant tax effect on the net loss in 2022 on AerCap and Baker Hughes as a result of our excess capital loss position.

For the six months ended June 30, 2022, the adjusted income tax rate* was 27.3% compared to 23.7% for the six months ended June 30, 2021. The adjusted income tax rate* increased primarily due to higher expense associated with global activities including the nonrecurrence of a 2021 benefit from planning to utilize non-U.S. loss carryovers.

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flows* from our operating businesses, cash generated from asset sales and dispositions, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of Aerospace-related customer allowances, market conditions and our ability to execute dispositions. Total cash, cash equivalents and restricted cash was $13.2 billion at June 30, 2022, of which $8.0 billion was held in the U.S. and $5.2 billion was held outside the U.S.

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

Cash, cash equivalents and restricted cash at June 30, 2022 included $2.1 billion of cash held in countries with currency control restrictions (including a total of $0.2 billion in Russia and Ukraine) and $0.4 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised funds restricted in connection with certain ongoing litigation matters. Excluded from cash, cash equivalents and restricted cash was $0.6 billion of cash in our run-off Insurance business, which was classified as All other assets in the Statement of Financial Position.

In connection with the program we launched in 2020 to fully monetize our Baker Hughes position over approximately three years, we received proceeds of $3.8 billion during the first half of 2022. In addition, we expect to fully monetize our stake in AerCap over time.

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

On March 6, 2022, the Board of Directors authorized up to $3 billion of common share repurchases. During the second quarter of 2022, we repurchased 4.6 million shares for $0.3 billion in connection with this authorization.

BORROWINGS. Consolidated total borrowings were $32.5 billion and $35.2 billion at June 30, 2022 and December 31, 2021, respectively, a decrease of $2.7 billion. The reduction in borrowings was driven primarily by $1.7 billion of net maturities and repayments of debt and $0.8 billion related to changes in foreign exchange rates.

We have in place committed revolving credit facilities totaling $14.4 billion at June 30, 2022, comprising a $10.0 billion unused back-up revolving syndicated credit facility and a total of $4.4 billion of bilateral revolving credit facilities.
*Non-GAAP Financial Measure
2022 2Q FORM 10-Q 14

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

Substantially all of the Company's debt agreements in place at June 30, 2022 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant, which we satisfied at June 30, 2022.

The Company may from time to time enter into agreements that contain minimum ratings requirements. The following table provides a summary of the maximum estimated liquidity impact in the event of further downgrades below each stated ratings level.

Triggers Below	At June 30, 2022
BBB+/A-2/P-2	$50
BBB/A-3/P-3	244
BBB-	1,166
BB+ and below	561
Our most significant contractual ratings requirements are related to ordinary course commercial activities. The timing within the quarter of the potential liquidity impact of these areas may differ, as can the remedies to resolving any potential breaches of required ratings levels.

FOREIGN EXCHANGE. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Chinese renminbi, the Indian rupee and Japanese yen, among others. The effects of foreign currency fluctuations on earnings was less than $0.1 billion for both the three and six months ended June 30, 2022 and 2021. See Note 19 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS
CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and post retirement plans.

Cash used for operating activities was less than $0.1 billion in 2022, a decrease of $3.0 billion compared with 2021, primarily due to: a decrease in financial services-related cash collateral paid net of settlements on interest rate derivative contracts of $1.1 billion, which is a standard market practice to minimize derivative counterparty exposures; an increase in net income (after adjusting for amortization of intangible assets, non-cash losses related to our interests in AerCap and Baker Hughes and non-operating debt extinguishment costs) primarily in our Aerospace business; a decrease in cash used for working capital of $0.1 billion; and a decrease in cash used for All other operating activities of $0.7 billion. The components of All other operating activities were as follows:

Six months ended June 30	2022	2021
Increase (decrease) in employee benefit liabilities	$(568)	$(455)
Net restructuring and other charges/(cash expenditures)	(158)	135
Decrease in factoring related liabilities	(26)	(477)
Cash settlement of Alstom legacy legal matter	—	(175)
Net interest and other financial charges/(cash paid)	25	(435)
Other	(299)	(348)
All other operating activities	$(1,026)	$(1,755)

2022 2Q FORM 10-Q 15

The cash impacts from changes in working capital compared to prior year were as follows: current receivables of $(2.3) billion, driven by lower collections and higher volume, partially offset by the impact of decreases in sales of receivables to third parties in 2021; inventories, including deferred inventory, of $(1.0) billion, driven by higher material purchases; current contract assets were less than $0.1 billion, driven by higher billings on our long-term service agreements, offset by lower revenue recognition on those agreements and net favorable changes in estimated profitability; accounts payable and equipment project accruals of $1.2 billion, driven by lower disbursements related to purchases of materials in prior periods; and progress collections and current deferred income of $2.1 billion, driven by lower liquidations and higher collections, including $0.3 billion of increased customer collections on equipment orders to support production at our Aerospace business.

Cash from investing activities was $1.0 billion in 2022, a decrease of $0.5 billion compared with 2021, primarily due to: cash paid related to net settlements between our continuing operations and businesses in discontinued operations of $0.4 billion in 2022, primarily related to a capital contribution to Bank BPH, as compared to cash received of $1.4 billion in 2021, primarily from our GECAS business (both components of All other investing activities); the nonrecurrence of deferred purchase price collections on our receivable facilities of $0.2 billion; an increase in purchases of insurance investment securities of $0.2 billion; partially offset by an increase in proceeds of $2.1 billion from the sales of our retained ownership interest in Baker Hughes. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flows*, was $0.7 billion and $0.6 billion in 2022 and 2021, respectively.

Cash used for financing activities was $3.1 billion in 2022, a decrease of $8.9 billion compared with 2021, primarily due to: the nonrecurrence of cash paid to repurchase long term debt of $8.7 billion, including cash paid for debt extinguishment costs of $1.7 billion in 2021; lower other net debt maturities of $1.1 billion; partially offset by higher cash paid on derivatives hedging foreign currency debt of $0.6 billion; and an increase in purchases of GE common stock for treasury of $0.3 billion.

CASH FLOWS FROM DISCONTINUED OPERATIONS. Cash from investing activities in 2022 was primarily due to a capital contribution to Bank BPH from continuing operations. Cash from operating activities and cash used for investing activities in 2021 was primarily due to cash generated from earnings in our GECAS business and net settlements from GECAS to continuing operations, respectively.

SUPPLY CHAIN FINANCE PROGRAMS. We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE receivables to third parties at the sole discretion of both the suppliers and the third parties. At June 30, 2022 and December 31, 2021, included in accounts payable was $3.6 billion and $3.4 billion, respectively, of supplier invoices that are subject to the third-party programs. Total supplier invoices paid through these third-party programs were $3.7 billion and $3.0 billion for the six months ended June 30, 2022 and 2021, respectively.

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our accounting policies and critical accounting estimates.

NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board issued new guidance on accounting for long-duration insurance contracts that is effective for our interim and annual periods beginning January 1, 2023 and applied retrospectively to January 1, 2021 (i.e., the transition date). We will adopt the new guidance using the modified retrospective transition method where permitted. We expect adoption of the new guidance will significantly change the accounting for measurements of our long-duration insurance liabilities and reinsurance recoverables and materially affect our consolidated financial statements and require changes to our actuarial, accounting and financial reporting processes, systems, and internal controls. The new guidance requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions warrant revision with any required changes recorded in earnings. These changes will result in the elimination of premium deficiency testing and shadow adjustments. Under the new guidance, the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of our insurance liabilities and is required to be updated in each reporting period with changes recorded in Accumulated other comprehensive income (AOCI). As reinsurance recoverables are recognized in a manner consistent with the liabilities relating to the underlying reinsurance contracts, changes in reinsurance recoverables from updating the single A discount rate in each reporting period are also recognized in AOCI. The allowance for credit losses on reinsurance recoverables will continue to be based on the locked-in discount rate for purposes of assessing changes in each reporting period. As such, movements in the gross reinsurance recoverable balance resulting from changes in the single A discount rate will not impact the allowance for credit losses.

In conjunction with the adoption of the new guidance, we are in process of converting our long-term care insurance claim cost projection models to first principles models that are based on more granular assumptions of expected future experience and will facilitate the new guidance's requirements.

*Non-GAAP Financial Measure
2022 2Q FORM 10-Q 16

As we are approaching the effective date for the new accounting guidance, as well as our implementation of the first principles models, we have estimated the impact of those changes on Shareholders' equity as of the new guidance's transition date of January 1, 2021. We currently estimate a decrease in Shareholders’ equity at the transition date from adoption of the new guidance to be in an after-tax range of $7.0 billion to $8.0 billion, including approximately $5.5 billion to $6.0 billion in AOCI and $1.5 billion to $2.0 billion in Retained earnings. The decrease in AOCI is primarily attributable to remeasuring our insurance liabilities and reinsurance recoverables using the single A rate required under the new guidance, which is lower than our current locked-in discount rate, and the removal of shadow adjustments. The decrease in Retained earnings at the transition date is primarily attributable to certain long-term care insurance exposures where the projected present value of future cash flows exceeds the reserves at the transition date, based on the required lower level of grouping of contracts, combined with converting our long-term care insurance claim cost projection models to first principles models.

To demonstrate the sensitivity of market interest rates on both our insurance liabilities and related assets, if the January 1, 2021 transition date adjustment used rates as of June 30, 2022, while holding everything else constant, we estimate the decrease in Shareholders’ equity at the transition date would be in an after-tax range of $4.0 billion to $5.0 billion.

The new guidance is only applicable to the measurements of our long-duration insurance liabilities under GAAP. While first principles models, in isolation, may result in some variances that reduce our GAAP insurance premium deficiency margin, we expect to maintain a positive margin in connection with these changes. In addition, we do not expect changes to statutory insurance reserves, regulatory capital requirements or projected funding.

NON-GAAP FINANCIAL MEASURES. We believe that presenting non-GAAP financial measures provides management and investors useful measures to evaluate performance and trends of the total company and its businesses. This includes adjustments in recent periods to GAAP financial measures to increase period-to-period comparability following actions to strengthen our overall financial position and how we manage our business. In addition, management recognizes that certain non-GAAP terms may be interpreted differently by other companies under different circumstances. In various sections of this report we have made reference to the following non-GAAP financial measures in describing our (1) revenues, specifically organic revenues by segment; organic revenues; and equipment and services organic revenues (2) profit, specifically organic profit and profit margin by segment; Adjusted profit and profit margin; Adjusted organic profit and profit margin; Adjusted earnings (loss) and Adjusted income tax rate; and Adjusted earnings (loss) per share (EPS), and (3) cash flows, specifically free cash flows (FCF). The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Three months ended June 30	2022	2021	V%	2022	2021	V%	2022	2021	V pts
Aerospace (GAAP)	$6,127	$4,840	27%	$1,148	$176	F	18.7%	3.6%	15.1pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(19)	—		33	6
Aerospace organic (Non-GAAP)	$6,146	$4,839	27%	$1,116	$171	F	18.2%	3.5%	14.7pts

HealthCare (GAAP)	$4,519	$4,454	1%	$651	$801	(19)%	14.4%	18.0%	(3.6)pts
Less: acquisitions	49	—		(29)	(5)
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(166)	—		(40)	(18)
HealthCare organic (Non-GAAP)	$4,636	$4,453	4%	$720	$824	(13)%	15.5%	18.5%	(3.0)pts

Renewable Energy (GAAP)	$3,099	$4,049	(23)%	$(419)	$(99)	U	(13.5)%	(2.4)%	(11.1)pts
Less: acquisitions	—	(10)		—	(4)
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(151)	2		40	(12)
Renewable Energy organic (Non-GAAP)	$3,250	$4,058	(20)%	$(459)	$(83)	U	(14.1)%	(2.0)%	(12.1)pts

Power (GAAP)	$4,202	$4,295	(2)%	$320	$299	7%	7.6%	7.0%	0.6pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	162		—	—
Less: foreign currency effect	(106)	8		(13)	(5)
Power organic (Non-GAAP)	$4,309	$4,125	4%	$333	$304	10%	7.7%	7.4%	0.3pts

2022 2Q FORM 10-Q 17

ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenue			Segment profit (loss)			Profit margin
Six months ended June 30	2022	2021	V%	2022	2021	V%	2022	2021	V pts
Aerospace (GAAP)	$11,730	$9,832	19%	$2,057	$818	F	17.5%	8.3%	9.2pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(28)	1		49	7
Aerospace organic (Non-GAAP)	$11,758	$9,831	20%	$2,008	$810	F	17.1%	8.2%	8.9pts

HealthCare (GAAP)	$8,882	$8,761	1%	$1,189	$1,500	(21)%	13.4%	17.1%	(3.7)pts
Less: acquisitions	115	—		(58)	(5)
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(252)	—		(69)	(19)
HealthCare organic (Non-GAAP)	$9,019	$8,761	3%	$1,316	$1,523	(14)%	14.6%	17.4%	(2.8)pts

Renewable Energy (GAAP)	$5,970	$7,297	(18)%	$(853)	$(333)	U	(14.3)%	(4.6)%	(9.7)pts
Less: acquisitions	—	(21)		—	(8)
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(211)	3		57	(6)
Renewable Energy organic (Non-GAAP)	$6,180	$7,315	(16)%	$(910)	$(319)	U	(14.7)%	(4.4)%	(10.3)pts

Power (GAAP)	$7,703	$8,216	(6)%	$383	$212	81%	5.0%	2.6%	2.4pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	318		—	—
Less: foreign currency effect	(175)	(9)		(18)	(28)
Power organic (Non-GAAP)	$7,879	$7,907	—%	$401	$240	67%	5.1%	3.0%	2.1pts

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES (NON-GAAP)	Three months ended June 30			Six months ended June 30
	2022	2021	V%	2022	2021	V%
Total revenues (GAAP)	$18,646	$18,253	2%	$35,686	$35,323	1%
Less: Insurance revenues	765	783		1,533	1,538
Adjusted revenues (Non-GAAP)	$17,880	$17,470	2%	$34,153	$33,785	1%
Less: acquisitions	50	(10)		116	(21)
Less: business dispositions	—	63		—	109
Less: foreign currency effect(a)	(450)	10		(677)	(5)
Organic revenues (Non-GAAP)	$18,280	$17,407	5%	$34,713	$33,702	3%

(a) Foreign currency impact in 2022 was primarily driven by U.S. Dollar appreciation against the euro, Japanese yen, and British pound.
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

EQUIPMENT AND SERVICES	Three months ended June 30			Six months ended June 30
ORGANIC REVENUES (NON-GAAP)	2022	2021	V%	2022	2021	V%
Total equipment revenues (GAAP)	$7,603	$8,298	(8)%	$14,467	$16,269	(11)%
Less: acquisitions	48	—		113	—
Less: business dispositions	—	(39)		—	(101)
Less: foreign currency effect	(278)	5		(410)	(2)
Equipment organic revenues (Non-GAAP)	$7,833	$8,331	(6)%	$14,764	$16,371	(10)%

Total services revenues (GAAP)	$10,277	$9,172	12%	$19,686	$17,517	12%
Less: acquisitions	2	(10)		3	(21)
Less: business dispositions	—	102		—	210
Less: foreign currency effect	(171)	4		(267)	(3)
Services organic revenues (Non-GAAP)	$10,447	$9,076	15%	$19,949	$17,331	15%
We believe this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.
2022 2Q FORM 10-Q 18

ADJUSTED PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended June 30			Six months ended June 30
	2022	2021	V%	2022	2021	V%
Total revenues (GAAP)	$18,646	$18,253	2%	$35,686	$35,323	1%
Less: Insurance revenues (Note 12)	765	783		1,533	1,538
Adjusted revenues (Non-GAAP)	$17,880	$17,470	2%	$34,153	$33,785	1%

Total costs and expenses (GAAP)	$17,680	$20,023	(12)%	$35,319	$37,529	(6)%
Less: Insurance cost and expenses (Note 12)	593	550		1,136	1,167
Less: interest and other financial charges(a)	379	472		769	957
Less: non-operating benefit cost (income)	(134)	517		(271)	947
Less: restructuring & other(a)	35	225		73	338
Less: debt extinguishment costs (Note 11)	—	1,416		—	1,416
Less: separation costs(a)	207	—		327	—
Less: Steam asset sale impairment(a)	1	—		825	—
Less: Russia and Ukraine charges(a)	—	—		230	—
Add: noncontrolling interests	19	(3)		47	1
Add: EFS benefit from taxes	(61)	(47)		(108)	(78)
Adjusted costs (Non-GAAP)	$16,557	$16,793	(1)%	$32,168	$32,627	(1)%

Other income (loss) (GAAP)	$(1,210)	$733	U	$(1,137)	$1,406	U
Less: gains (losses) on equity securities(a)	(1,552)	497		(1,770)	844
Less: restructuring & other(a)	—	—		3	7
Less: gains (losses) on purchases and sales of business interests(a)	2	(5)		6	(2)
Adjusted other income (loss) (Non-GAAP)	$340	$241	41%	$625	$558	12%

Profit (loss) (GAAP)	$(244)	$(1,037)	76%	$(770)	$(799)	4%
Profit (loss) margin (GAAP)	(1.3)%	(5.7)%	4.4pts	(2.2)%	(2.3)%	0.1pts

Adjusted profit (loss) (Non-GAAP)	$1,663	$918	81%	$2,609	$1,716	52%
Adjusted profit (loss) margin (Non-GAAP)	9.3%	5.3%	4.0pts	7.6%	5.1%	2.5pts

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

ADJUSTED ORGANIC PROFIT (NON-GAAP)	Three months ended June 30				Six months ended June 30
	2022	2021	V%		2022	2021	V%
Adjusted profit (loss) (Non-GAAP)	$1,663	$918	81%		$2,609	$1,716	52%
Less: acquisitions	(35)	(9)			(69)	(13)
Less: business dispositions	—	4			—	8
Less: foreign currency effect(a)	13	(18)			14	(23)
Adjusted organic profit (loss) (Non-GAAP)	$1,685	$941	79%		$2,664	$1,744	53%

Adjusted profit (loss) margin (Non-GAAP)	9.3%	5.3%	4	pts	7.6%	5.1%	2.5	pts
Adjusted organic profit (loss) margin (Non-GAAP)	9.2%	5.4%	3.8	pts	7.7%	5.2%	2.5	pts

(a) Included foreign currency negative effect on revenues of $450 million and $677 million and positive effect on operating costs and other income (loss) of $462 million and $691 million for the three and six months ended June 30, 2022, respectively.
We believe this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

2022 2Q FORM 10-Q 19

ADJUSTED EARNINGS (LOSS) AND	Three months ended June 30			Six months ended June 30
ADJUSTED INCOME TAX RATE (NON-GAAP)	2022	2021	V%	2022	2021	V%
Earnings (loss) from continuing operations (GAAP) (Note 17)	$(648)	$(626)	(4)%	$(1,456)	$(604)	U
Insurance earnings (pre-tax)	175	232		402	374
Tax effect on Insurance earnings	(38)	(51)		(87)	(82)
Less: Insurance earnings (net of tax) (Note 12)	137	181		315	292
Earnings (loss) excluding Insurance (Non-GAAP)	$(785)	$(808)	3%	$(1,771)	$(897)	(97)%
Non-operating benefit (cost) income (pre-tax) (GAAP)	134	(517)		271	(947)
Tax effect on non-operating benefit (cost) income	(28)	109		(57)	199
Less: non-operating benefit (cost) income (net of tax)	106	(409)		214	(748)
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	2	(5)		6	(2)
Tax effect on gains (losses) on purchases and sales of business interests	29	1		28	1
Less: gains (losses) on purchases and sales of business interests (net of tax)	31	(4)		34	(2)
Gains (losses) on equity securities (pre-tax)(a)	(1,552)	497		(1,770)	844
Tax effect on gains (losses) on equity securities(b)(c)	14	195		(6)	77
Less: gains (losses) on equity securities (net of tax)	(1,537)	692		(1,776)	921
Restructuring & other (pre-tax)(a)	(35)	(225)		(70)	(331)
Tax effect on restructuring & other	7	7		15	29
Less: restructuring & other (net of tax)	(28)	(218)		(55)	(302)
Debt extinguishment costs (pre-tax) (Note 11)	—	(1,416)		—	(1,416)
Tax effect on debt extinguishment costs	—	297		—	297
Less: Debt extinguishment costs (net of tax)	—	(1,119)		—	(1,119)
Separation costs (pre-tax)(a)	(207)	—		(327)	—
Tax effect on separation costs	28	—		8	—
Less: separation costs (net of tax)	(179)	—		(318)	—
Steam asset sale impairment (pre-tax)(a)	(1)	—		(825)	—
Tax effect on Steam asset sale impairment	—	—		84	—
Less: Steam asset sale impairment (net of tax)	(1)	—		(741)	—
Russia and Ukraine charges (pre-tax)(a)	—	—		(230)	—
Tax effect on Russia and Ukraine charges	—	—		15	—
Less: Russia and Ukraine charges (net of tax)	—	—		(215)	—
Less: Accretion of redeemable noncontrolling interest (pre-tax and net of tax)	—	(2)		—	—
Less: U.S. and foreign tax law change enactment	(37)	8		(37)	8
Less: Tax loss related to GECAS transaction	—	—		—	(44)
Adjusted earnings (loss) (Non-GAAP)	$861	$244	F	$1,124	$389	F

Earnings (loss) from continuing operations before taxes (GAAP)	$(244)	$(1,037)		$(770)	$(799)
Less: total adjustments above (pre-tax)	(1,484)	(1,435)		(2,544)	(1,479)
Adjusted earnings before taxes (Non-GAAP)	$1,240	$397		$1,774	$680

Provision (benefit) for income taxes (GAAP)	$317	$(466)		$520	$(325)
Less: tax effect on adjustments above	25	(566)		36	(486)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$292	$99		$484	$161

Income tax rate (GAAP)	(129.9)%	44.9%		(67.5)%	40.7%
Adjusted income tax rate (Non-GAAP)	23.5%	24.9%		27.3%	23.7%

(a) See the Corporate and Other Consolidated Information sections for further information.
(b) Includes tax benefits available to offset the tax on gains in equity securities.
(c) Includes related tax valuation allowances.
The service cost for our pension and other benefit plans are included in adjusted earnings*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance. We believe the retained costs in Adjusted earnings* and the Adjusted income tax rate* provides management and investors a useful measure to evaluate the performance of the total company and increases period-to-period comparability.
*Non-GAAP Financial Measure
2022 2Q FORM 10-Q 20

ADJUSTED EARNINGS (LOSS) PER SHARE (EPS) (NON-GAAP)	Three months ended June 30			Six months ended June 30
(In dollars)	2022	2021	V%	2022	2021	V%
Earnings (loss) per share from continuing operations (GAAP) (Note 17)	$(0.59)	$(0.57)	(4)%	$(1.33)	$(0.55)	U
Insurance earnings (pre-tax)	0.16	0.21		0.37	0.34
Tax effect on Insurance earnings	(0.03)	(0.05)		(0.08)	(0.07)
Less: Insurance earnings (net of tax) (Note 12)	0.12	0.17		0.29	0.27
Earnings (loss) per share excluding Insurance (Non-GAAP)	$(0.71)	$(0.74)	4%	$(1.61)	$(0.82)	(96)%
Non-operating benefit (cost) income (pre-tax) (GAAP)	0.12	(0.47)		0.25	(0.86)
Tax effect on non-operating benefit (cost) income	(0.03)	0.10		(0.05)	0.18
Less: non-operating benefit (cost) income (net of tax)	0.10	(0.37)		0.19	(0.68)
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	—	—		0.01	—
Tax effect on gains (losses) on purchases and sales of business interests	0.03	—		0.03	—
Less: gains (losses) on purchases and sales of business interests (net of tax)	0.03	—		0.03	—
Gains (losses) on equity securities (pre-tax)(a)	(1.41)	0.45		(1.61)	0.77
Tax effect on gains (losses) on equity securities(b)(c)	0.01	0.18		(0.01)	0.07
Less: gains (losses) on equity securities (net of tax)	(1.40)	0.63		(1.62)	0.84
Restructuring & other (pre-tax)(a)	(0.03)	(0.21)		(0.06)	(0.30)
Tax effect on restructuring & other	0.01	0.01		0.01	0.03
Less: restructuring & other (net of tax)	(0.03)	(0.20)		(0.05)	(0.28)
Debt extinguishment costs (pre-tax) (Note 11)	—	(1.29)		—	(1.29)
Tax effect on debt extinguishment costs	—	0.27		—	0.27
Less: Debt extinguishment costs (net of tax)	—	(1.02)		—	(1.02)
Separation costs (pre-tax)(a)	(0.19)	—		(0.30)	—
Tax effect on separation costs	0.03	—		0.01	—
Less: separation costs (net of tax)	(0.16)	—		(0.29)	—
Steam asset sale impairment (pre-tax)(a)	—	—		(0.75)	—
Tax effect on Steam asset sale impairment	—	—		0.08	—
Less: Steam asset sale impairment (net of tax)	—	—		(0.67)	—
Russia and Ukraine charges (pre-tax)(a)	—	—		(0.21)	—
Tax effect on Russia and Ukraine charges	—	—		0.01	—
Less: Russia and Ukraine charges (net of tax)	—	—		(0.20)	—
Less: Accretion of redeemable noncontrolling interest (pre-tax and net of tax)	—	—		—	—
Less: U.S. and foreign tax law change enactment	(0.03)	0.01		(0.03)	0.01
Less: Tax loss related to GECAS transaction	—	—		—	(0.04)
Adjusted earnings (loss) per share (Non-GAAP)	$0.78	$0.22	F	$1.02	$0.35	F

(a) See the Corporate and Other Consolidated Information sections for further information.
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

*Non-GAAP Financial Measure
2022 2Q FORM 10-Q 21

FREE CASH FLOWS (FCF) (NON-GAAP)	Six months ended June 30
	2022	2021	V$
CFOA (GAAP)	$(27)	$(2,991)	$2,963
Less: Insurance CFOA	55	44
CFOA excluding Insurance (Non-GAAP)	$(82)	$(3,035)	$2,953
Add: gross additions to property, plant and equipment	(660)	(599)
Add: gross additions to internal-use software	(48)	(49)
Less: separation costs cash expenditures	(22)	—
Less: taxes related to business sales	(50)	(6)
Less: CFOA impact from factoring programs discontinued in 2021	—	(2,706)
Less: CFOA impact from receivables factoring and supply chain finance eliminations	—	2,191
Free cash flows (Non-GAAP)	$(718)	$(3,162)	$2,444

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

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2022, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 6, 2022, the Board of Directors authorized up to $3 billion of common share repurchases. We repurchased 4,579 thousand shares for $334 million during the three months ended June 30, 2022 under this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorization	Approximate dollar value of shares that may yet be purchased under our share repurchase authorization
(Shares in thousands)

2022
April	300	$76.53	300
May	2,373	75.49	2,263
June	2,016	69.52	2,016
Total	4,688	$72.99	4,579	$2,666

*Non-GAAP Financial Measure
2022 2Q FORM 10-Q 22

STATEMENT OF EARNINGS (LOSS) (UNAUDITED)	Three months ended June 30
(In millions, per-share amounts in dollars)	2022	2021
Sales of equipment	$7,603	$8,298
Sales of services	10,277	9,172
Insurance revenues (Note 12)	765	783
Total revenues (Note 8)	18,646	18,253

Cost of equipment sold	7,150	7,626
Cost of services sold	6,094	5,992
Selling, general and administrative expenses	2,720	2,863
Separation costs	207	—
Research and development	696	604
Interest and other financial charges	394	488
Debt extinguishment costs (Note 11)	—	1,416
Insurance losses, annuity benefits and other costs (Note 12)	553	516
Non-operating benefit cost (income)	(134)	517
Total costs and expenses	17,680	20,023

Other income (loss) (Note 18)	(1,210)	733

Earnings (loss) from continuing operations before income taxes	(244)	(1,037)
Benefit (provision) for income taxes (Note 15)	(317)	466
Earnings (loss) from continuing operations	(561)	(571)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(210)	(564)
Net earnings (loss)	(771)	(1,135)
Less net earnings (loss) attributable to noncontrolling interests	19	(3)
Net earnings (loss) attributable to the Company	(790)	(1,131)
Preferred stock dividends	(67)	(57)
Net earnings (loss) attributable to GE common shareholders	$(857)	$(1,188)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$(561)	$(571)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	19	(3)
Earnings (loss) from continuing operations attributable to the Company	(580)	(568)
Preferred stock dividends	(67)	(57)
Earnings (loss) from continuing operations attributable
to GE common shareholders	(647)	(624)
Earnings (loss) from discontinued operations attributable
to GE common shareholders	(210)	(564)
Net earnings (loss) attributable to GE common shareholders	$(857)	$(1,188)

Earnings (loss) per share from continuing operations (Note 17)
Diluted earnings (loss) per share	$(0.59)	$(0.57)
Basic earnings (loss) per share	$(0.59)	$(0.57)

Net earnings (loss) per share (Note 17)
Diluted earnings (loss) per share	$(0.78)	$(1.08)
Basic earnings (loss) per share	$(0.78)	$(1.08)

2022 2Q FORM 10-Q 23

STATEMENT OF EARNINGS (LOSS) (UNAUDITED)	Six months ended June 30
(In millions, per-share amounts in dollars)	2022	2021
Sales of equipment	$14,467	$16,269
Sales of services	19,686	17,517
Insurance revenues (Note 12)	1,533	1,538
Total revenues (Note 8)	35,686	35,323

Cost of equipment sold	13,899	15,206
Cost of services sold	11,798	10,950
Selling, general and administrative expenses	6,371	5,758
Separation costs	327	—
Research and development	1,337	1,165
Interest and other financial charges	801	987
Debt extinguishment costs (Note 11)	—	1,416
Insurance losses, annuity benefits and other costs (Note 12)	1,058	1,099
Non-operating benefit cost (income)	(271)	947
Total costs and expenses	35,319	37,529

Other income (loss) (Note 18)	(1,137)	1,406

Earnings (loss) from continuing operations before income taxes	(770)	(799)
Benefit (provision) for income taxes (Note 15)	(520)	325
Earnings (loss) from continuing operations	(1,290)	(474)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(496)	(3,458)
Net earnings (loss)	(1,786)	(3,933)
Less net earnings (loss) attributable to noncontrolling interests	47	1
Net earnings (loss) attributable to the Company	(1,833)	(3,934)
Preferred stock dividends	(119)	(129)
Net earnings (loss) attributable to GE common shareholders	$(1,952)	$(4,062)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$(1,290)	$(474)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	47	1
Earnings (loss) from continuing operations attributable to the Company	(1,337)	(476)
Preferred stock dividends	(119)	(129)
Earnings (loss) from continuing operations attributable
to GE common shareholders	(1,456)	(604)
Earnings (loss) from discontinued operations attributable
to GE common shareholders	(496)	(3,458)
Net earnings (loss) attributable to GE common shareholders	$(1,952)	$(4,062)

Earnings (loss) per share from continuing operations (Note 17)
Diluted earnings (loss) per share	$(1.33)	$(0.55)
Basic earnings (loss) per share	$(1.33)	$(0.55)

Net earnings (loss) per share (Note 17)
Diluted earnings (loss) per share	$(1.78)	$(3.70)
Basic earnings (loss) per share	$(1.78)	$(3.70)

2022 2Q FORM 10-Q 24

STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share amounts)	June 30, 2022	December 31, 2021
Cash, cash equivalents and restricted cash(a)	$13,190	$15,770
Investment securities (Note 3)	6,745	12,297
Current receivables (Note 4)	16,283	15,620
Inventories, including deferred inventory costs (Note 5)	17,553	15,847
Current contract assets (Note 9)	4,241	4,881
All other current assets (Note 10)	1,879	1,933
Assets of businesses held for sale (Note 2)	767	—
Current assets	60,658	66,348

Investment securities (Note 3)	36,195	42,209
Property, plant and equipment – net (Note 6)	14,790	15,609
Goodwill (Note 7)	25,790	26,182
Other intangible assets – net (Note 7)	8,026	9,330
Contract and other deferred assets (Note 9)	6,189	6,124
All other assets (Note 10)	19,737	19,040
Deferred income taxes (Note 15)	10,956	10,855
Assets of discontinued operations (Note 2)	3,199	3,177
Total assets	$185,540	$198,874

Short-term borrowings (Note 11)	$4,947	$4,361
Accounts payable and equipment project accruals	17,030	16,243
Progress collections and deferred income (Note 9)	16,360	17,372
All other current liabilities (Note 14)	13,909	13,977
Liabilities of businesses held for sale (Note 2)	1,638	—
Current liabilities	53,883	51,953

Deferred income (Note 9)	1,916	1,989
Long-term borrowings (Note 11)	27,571	30,824
Insurance liabilities and annuity benefits (Note 12)	33,551	37,166
Non-current compensation and benefits	19,758	21,202
All other liabilities (Note 14)	11,885	13,240
Liabilities of discontinued operations (Note 2)	1,032	887
Total liabilities	149,597	157,262

Preferred stock (5,939,875 shares outstanding at both June 30, 2022 and December 31, 2021)	6	6
Common stock (1,096,553,102 and 1,099,027,213 shares outstanding at June 30, 2022 and December 31, 2021, respectively)	15	15
Accumulated other comprehensive income (loss) – net attributable to GE	(1,852)	1,582
Other capital	34,382	34,691
Retained earnings	82,981	85,110
Less common stock held in treasury	(80,883)	(81,093)
Total GE shareholders’ equity	34,649	40,310
Noncontrolling interests (Note 16)	1,293	1,302
Total equity	35,942	41,612
Total liabilities and equity	$185,540	$198,874
(a) Excluded $603 million and $353 million at June 30, 2022 and December 31, 2021, respectively, in our run-off Insurance business, which is subject to regulatory restrictions. This balance is included in All other assets. See Note 10 for further information.

2022 2Q FORM 10-Q 25

STATEMENT OF CASH FLOWS (UNAUDITED)	Six months ended June 30
(In millions)	2022	2021
Net earnings (loss)	$(1,786)	$(3,933)
(Earnings) loss from discontinued operations	496	3,458
Adjustments to reconcile net earnings (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant and equipment	903	935
Amortization of intangible assets (Note 7)	1,261	589
(Gains) losses on purchases and sales of business interests (Note 18)	(19)	2
(Gains) losses on equity securities (Note 18)	1,987	(694)
Debt extinguishment costs (Note 11)	—	1,416
Principal pension plans cost (Note 13)	275	1,329
Principal pension plans employer contributions (Note 13)	(159)	(154)
Other postretirement benefit plans (net) (Note 13)	(641)	(497)
Provision (benefit) for income taxes (Note 15)	520	(325)
Cash recovered (paid) during the year for income taxes	(479)	(837)
Changes in operating working capital:
Decrease (increase) in current receivables	(1,334)	942
Decrease (increase) in inventories, including deferred inventory costs	(2,346)	(1,330)
Decrease (increase) in current contract assets	310	307
Increase (decrease) in accounts payable and equipment project accruals	1,446	200
Increase (decrease) in progress collections and current deferred income	788	(1,321)
Financial services derivatives net collateral/settlement	(223)	(1,324)
All other operating activities	(1,026)	(1,755)
Cash from (used for) operating activities – continuing operations	(27)	(2,991)
Cash from (used for) operating activities – discontinued operations	21	1,550
Cash from (used for) operating activities	(6)	(1,441)

Additions to property, plant and equipment	(660)	(599)
Dispositions of property, plant and equipment	72	105
Additions to internal-use software	(48)	(49)
Proceeds from principal business dispositions	—	1
Net cash from (payments for) principal businesses purchased	—	(27)
Sales of retained ownership interests	3,783	1,706
Net (purchases) dispositions of insurance investment securities	(1,356)	(1,111)
All other investing activities	(757)	1,491
Cash from (used for) investing activities – continuing operations	1,034	1,517
Cash from (used for) investing activities – discontinued operations	491	(1,623)
Cash from (used for) investing activities	1,525	(106)

Net increase (decrease) in borrowings (maturities of 90 days or less)	64	(359)
Newly issued debt (maturities longer than 90 days)	—	358
Repayments and other debt reductions (maturities longer than 90 days)	(2,046)	(10,106)
Dividends paid to shareholders	(294)	(292)
Cash paid for debt extinguishment costs	—	(1,721)
Purchases of GE common stock for treasury	(370)	(82)
All other financing activities	(494)	193
Cash from (used for) financing activities – continuing operations	(3,141)	(12,008)
Cash from (used for) financing activities – discontinued operations	1	2
Cash from (used for) financing activities	(3,140)	(12,006)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(266)	(37)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,887)	(13,591)
Cash, cash equivalents and restricted cash at beginning of year	16,859	37,608
Cash, cash equivalents and restricted cash at June 30	14,971	24,018
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	1,178	537
Cash, cash equivalents and restricted cash of continuing operations at June 30	$13,793	$23,480
2022 2Q FORM 10-Q 26

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions, net of tax)	2022	2021	2022	2021
Net earnings (loss)	$(771)	$(1,135)	$(1,786)	$(3,933)
Less net earnings (loss) attributable to noncontrolling interests	19	(3)	47	1
Net earnings (loss) attributable to the Company	$(790)	$(1,131)	$(1,833)	$(3,934)

Currency translation adjustments	(780)	130	(946)	240
Benefit plans	289	914	529	1,619
Investment securities and cash flow hedges	(2,695)	27	(3,012)	71
Less: other comprehensive income (loss) attributable to noncontrolling interests	6	(2)	4	1
Other comprehensive income (loss) attributable to the Company	$(3,192)	$1,073	$(3,433)	$1,929

Comprehensive income (loss)	$(3,958)	$(64)	$(5,215)	$(2,003)
Less: comprehensive income (loss) attributable to noncontrolling interests	25	(5)	51	2
Comprehensive income (loss) attributable to the Company	$(3,983)	$(58)	$(5,266)	$(2,005)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions)	2022	2021	2022	2021
Preferred stock issued	$6	$6	$6	$6
Common stock issued	$15	$702	$15	$702

Beginning balance	1,341	(8,893)	1,582	(9,749)
Currency translation adjustments	(786)	132	(948)	240
Benefit plans	289	914	527	1,618
Investment securities and cash flow hedges	(2,695)	27	(3,012)	71
Accumulated other comprehensive income (loss)	$(1,852)	$(7,820)	$(1,852)	$(7,820)
Beginning balance	34,391	34,042	34,691	34,307
Gains (losses) on treasury stock dispositions	(97)	(110)	(493)	(493)
Stock-based compensation	89	107	180	213
Other changes	(1)	(8)	4	5
Other capital	$34,382	$34,032	$34,382	$34,032
Beginning balance	83,927	89,276	85,110	92,247
Net earnings (loss) attributable to the Company	(790)	(1,131)	(1,833)	(3,934)
Dividends and other transactions with shareholders	(155)	(152)	(296)	(320)
Retained earnings	$82,981	$87,993	$82,981	$87,993
Beginning balance	(80,673)	(81,548)	(81,093)	(81,961)
Purchases	(345)	(45)	(384)	(82)
Dispositions	136	168	594	618
Common stock held in treasury	$(80,883)	$(81,425)	$(80,883)	$(81,425)
GE shareholders' equity balance	34,649	33,487	34,649	33,487
Noncontrolling interests balance	1,293	1,560	1,293	1,560
Total equity balance at June 30	$35,942	$35,047	$35,942	$35,047

2022 2Q FORM 10-Q 27

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

The accompanying consolidated financial statements and notes are unaudited. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the financial statements, notes and significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS. In the first quarter of 2022, we signed a non-binding memorandum of understanding to sell a portion of our Steam business within our Power segment to Électricité de France S.A. (EDF). We expect to complete the sale, subject to regulatory approval, in the first half of 2023, and closing the transaction is expected to result in a significant gain.

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE	June 30, 2022	December 31, 2021
Current receivables, inventories and contract assets	$512	$—
Property, plant and equipment and intangible assets - net	192	—
All other assets	63	—
Assets of businesses held for sale	$767	$—

Progress collections and deferred income	$1,228	$—
Accounts payable and equipment project accruals and all other liabilities	409	—
Liabilities of businesses held for sale	$1,638	$—

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

GECAS/AerCap. On November 1, 2021, we completed the combination of our GECAS business with AerCap Holdings N.V. (AerCap). We deconsolidated this business, reclassified its results to discontinued operations for all periods presented and recognized a non-cash after-tax loss of $3,869 million in discontinued operations in the first half of 2021.

We have continuing involvement with AerCap, primarily through our ownership interest, ongoing sales or leases of products and services, and transition services that we provide to AerCap. For the six months ended June 30, 2022, we had direct and indirect sales of $14 million to and purchases of $81 million from AerCap, primarily related to engine sales through airframers and engine leases, respectively. We paid net cash of $19 million to AerCap related to this activity.

2022 2Q FORM 10-Q 28

Bank BPH. The mortgage portfolio in Poland (Bank BPH) comprises floating rate residential mortgages, 88% of which are indexed to or denominated in foreign currencies (primarily Swiss francs). At June 30, 2022, the total portfolio had a carrying value, net of reserves, of $1,400 million with a 2.25% 90-day delinquency rate and an average loan to value ratio of approximately 59.7%. The portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields as well as estimates with respect to ongoing litigation in Poland related to foreign currency-denominated mortgages and other factors. Loss from discontinued operations for the six months ended June 30, 2022 included $434 million non-cash pre-tax charges, reflecting estimates with respect to ongoing litigation as well as market yields. To ensure appropriate capital levels, during the second quarter of 2022, we made a capital contribution of $530 million into Bank BPH. Future changes in the estimated legal liabilities or market yields could result in further losses and capital contributions related to these loans in future reporting periods. See Note 21 for further information.

RESULTS OF DISCONTINUED OPERATIONS	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Operations
Cost of equipment and services sold	$—	$(8)	$—	$(376)
Other income, costs and expenses	(205)	592	(455)	838

Earnings (loss) of discontinued operations before income taxes	$(205)	$583	$(455)	$462
Benefit (provision) for income taxes	3	(50)	(15)	(79)
Earnings (loss) of discontinued operations, net of taxes(a)	$(202)	$533	$(470)	$384

Disposal
Gain (loss) on disposal before income taxes	$(8)	$(1,133)	$(30)	$(3,835)
Benefit (provision) for income taxes	—	37	5	(7)
Gain (loss) on disposal, net of taxes	$(8)	$(1,097)	$(25)	$(3,842)

Earnings (loss) from discontinued operations, net of taxes	$(210)	$(564)	$(496)	$(3,458)
(a) Included zero and $496 million from GECAS operations for the three months ended June 30, 2022 and 2021, respectively. Included zero and $673 million from GECAS operations, including zero and $359 million of depreciation and amortization, for the six months ended June 30, 2022 and 2021, respectively. Depreciation and amortization for GECAS ceased on March 10, 2021.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	June 30, 2022	December 31, 2021
Cash, cash equivalents and restricted cash	$1,178	$736
Financing receivables held for sale (Polish mortgage portfolio)	1,400	1,799
Property, plant, and equipment - net	79	88
All other assets	542	554
Assets of discontinued operations	$3,199	$3,177

Accounts payable and all other liabilities	$1,032	$887
Liabilities of discontinued operations	$1,032	$887

NOTE 3. INVESTMENT SECURITIES. All of our debt securities are classified as available-for-sale and substantially all are investment-grade supporting obligations to annuitants and policyholders in our run-off insurance operations. On November 1, 2021, we received 111.5 million ordinary shares of AerCap (approximately 46% ownership interest) and an AerCap senior note as partial consideration in conjunction with the GECAS transaction, for which we have adopted the fair value option. Our investment in BKR comprises 44.5 million shares (approximately 4% ownership interest) as of June 30, 2022. Both our AerCap and BKR investments are recorded as Equity securities with readily determinable fair values. We classify investment securities as current or non-current based on our intent regarding the usage of proceeds from those investments. Investment securities held within insurance entities are classified as non-current as they support the long-duration insurance liabilities.

	June 30, 2022				December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity and note (AerCap)	$—	$—	$—	$5,460	$—	$—	$—	$8,287
Equity (Baker Hughes)	—	—	—	1,285	—	—	—	4,010
Current investment securities	$—	$—	$—	$6,745	$—	$—	$—	$12,297
Debt
U.S. corporate	$26,066	$1,326	$(1,541)	$25,851	$25,182	$5,502	$(33)	$30,652
Non-U.S. corporate	2,448	27	(217)	2,258	2,361	343	(4)	2,701
State and municipal	2,723	171	(138)	2,756	2,639	573	(6)	3,205
Mortgage and asset-backed	4,100	24	(212)	3,913	3,950	117	(47)	4,019
Government and agencies	1,166	35	(100)	1,100	1,086	104	(2)	1,188
Other equity	318	—	—	318	443	—	—	443
Non-current investment securities	$36,820	$1,583	$(2,209)	$36,195	$35,662	$6,639	$(92)	$42,209
2022 2Q FORM 10-Q 29

The amortized cost of debt securities excludes accrued interest of $426 million and $415 million as of June 30, 2022 and December 31, 2021, respectively, which is reported in All other current assets.

The estimated fair value of investment securities at June 30, 2022 decreased since December 31, 2021, primarily due to higher market yields and widening credit spreads, BKR share sales, and the mark-to-market effect on our equity interest in AerCap, partially offset by new insurance investments and the mark-to-market effect on our equity interest in BKR.

Total estimated fair value of debt securities in an unrealized loss position were $19,940 million and $3,446 million, of which $923 million and $644 million had gross unrealized losses of $(144) million and $(42) million and had been in a loss position for 12 months or more at June 30, 2022 and December 31, 2021, respectively. Gross unrealized losses of $(2,209) million at June 30, 2022 included $(1,541) million related to U.S. corporate securities, $(111) million related to commercial mortgage-backed securities (CMBS) collateralized by pools of commercial mortgage loans on real estate, and $(96) million related to Asset-backed securities. The majority of our U.S. corporate securities' gross unrealized losses were in the consumer, technology, electric and insurance industries. Primarily all of our CMBS and Asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.

Net unrealized gains (losses) for equity securities with readily determinable fair values, which are recorded in Other income (loss) within continuing operations, were $(1,473) million and $408 million for the three months ended and $(1,850) million and $646 million for the six months ended June 30, 2022 and 2021, respectively.

Proceeds from debt and equity securities sales, early redemptions by issuers and principal payments on the BKR promissory note totaled $3,474 million and $1,618 million for the three months ended and $5,423 million and $2,951 million for the six months ended June 30, 2022 and 2021, respectively. Gross realized gains on debt securities were $9 million and $14 million for the three months ended and $33 million and $43 million for the six months ended June 30, 2022 and 2021, respectively. Gross realized losses and impairments on debt securities were $(11) million and an insignificant amount for the three months ended and $(15) million and an insignificant amount for the six months ended June 30, 2022 and 2021, respectively.

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at June 30, 2022 are as follows:

	Amortized cost	Estimated fair value
Within one year	$417	$418
After one year through five years	4,062	4,087
After five years through ten years	6,083	6,200
After ten years	21,841	21,260

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

Primarily all our equity securities are classified within Level 1 and primarily all our debt securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $6,221 million and $7,222 million are classified within Level 3, as significant inputs to their valuation models are unobservable at June 30, 2022 and December 31, 2021, respectively. During the six months ended June 30, 2022 and 2021, there were no significant transfers into or out of Level 3.

In addition to the equity securities described above, we hold $664 million and $441 million of equity securities without readily determinable fair values at June 30, 2022 and December 31, 2021, respectively, that are classified within non-current All other assets in our Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were $16 million and $28 million for the three months ended and $34 million and $31 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	June 30, 2022	December 31, 2021
Customer receivables	$13,523	$13,079
Non-income based tax receivables	1,319	1,222
Revenue sharing program receivables(a)	1,293	1,166
Supplier advances	473	596
Receivables from disposed businesses	138	148
Other sundry receivables	473	483
Allowance for credit losses(b)	(938)	(1,074)
Total current receivables	$16,283	$15,620
(a) Revenue sharing program receivables in Aerospace are amounts due from third parties who participate in engine programs by developing and supplying certain engine components through the life of the program. The participants share in program revenues, receive a share of customer progress payments and share costs related to discounts and warranties.
(b) Allowance for credit losses decreased primarily due to write-offs, recoveries and foreign currency impact, partially offset by net new provisions of $79 million.

2022 2Q FORM 10-Q 30

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

	2022	2021
	Third Parties	WCS	Third Parties
Balance at January 1	$161	$3,618	$2,992
GE businesses sales to WCS	—	9,783	—
GE businesses sales to third parties(a)	958	—	453
WCS sales to third parties	—	(6,763)	6,763
Collections and other	(1,004)	(5,859)	(8,077)
Reclassification from long-term customer receivables	41	86	—
Balance at June 30	$156	$865	$2,131
(a) The Company sold current customer receivables to third parties related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, the Company has no continuing involvement, fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice due date.

LONG-TERM RECEIVABLES	June 30, 2022	December 31, 2021
Long-term customer receivables(a)	$567	$521
Financing receivables	536	592
Supplier advances	268	309
Non-income based tax receivables	232	245
Receivables from disposed businesses	150	150
Sundry receivables	416	440
Allowance for credit losses	(239)	(160)
Total long-term receivables	$1,931	$2,097
(a) The Company sold $81 million and $31 million of long-term customer receivables to third parties in the six months ended June 30, 2022 and 2021, respectively, primarily in our Gas Power business for risk mitigation purposes.

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	June 30, 2022	December 31, 2021
Raw materials and work in process	$10,001	$8,710
Finished goods	5,428	4,927
Deferred inventory costs(a)	2,123	2,210
Inventories, including deferred inventory costs	$17,553	$15,847
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aerospace) and other costs for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	June 30, 2022	December 31, 2021
Original cost	$31,257	$31,904
Less accumulated depreciation and amortization	(18,857)	(18,901)
Right-of-use operating lease assets	2,390	2,606
Property, plant and equipment – net	$14,790	$15,609

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

Operating Lease Liabilities. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, was $2,622 million and $2,848 million, as of June 30, 2022 and December 31, 2021, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $260 million and $258 million for the three months ended June 30, 2022 and 2021, respectively, and $532 million and $539 million for the six months ended June 30, 2022 and 2021, respectively.

2022 2Q FORM 10-Q 31

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL	January 1, 2022	Currency exchange and other	Balance at June 30, 2022
Aerospace	$9,013	$(186)	$8,826
HealthCare	12,879	(73)	12,806
Renewable Energy	3,231	(36)	3,195
Power	145	(1)	144
Corporate(a)	914	(95)	819
Total	$26,182	$(392)	$25,790
(a) Corporate balance comprises our Digital business.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the second quarter of 2022, we did not identify any reporting units that required an interim impairment test.

Substantially all other intangible assets are subject to amortization. Intangible assets decreased $1,305 million during the six months ended June 30, 2022, primarily as a result of amortization partially offset by additions of capitalized software mainly at Aerospace and HealthCare of $90 million. Consolidated amortization expense was $237 million and $288 million in the three months ended and $1,261 million and $589 million in the six months ended, June 30, 2022 and 2021, respectively. Included within consolidated amortization expense for the six months ended June 30, 2022, was a non-cash pre-tax impairment charge of $765 million.

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

NOTE 8. REVENUES

EQUIPMENT & SERVICES REVENUES
Three months ended June 30	2022			2021
	Equipment	Services	Total	Equipment	Services	Total
Aerospace	$1,757	$4,370	$6,127	$1,865	$2,974	$4,840
HealthCare	2,337	2,182	4,519	2,257	2,197	4,454
Renewable Energy	2,445	654	3,099	3,305	745	4,049
Power	1,196	3,006	4,202	1,071	3,224	4,295
Total segment revenues	$7,736	$10,212	$17,947	$8,498	$9,140	$17,638

Six months ended June 30	2022			2021
	Equipment	Services	Total	Equipment	Services	Total
Aerospace	$3,411	$8,319	$11,730	$3,712	$6,120	$9,832
HealthCare	4,593	4,288	8,882	4,484	4,278	8,761
Renewable Energy	4,618	1,352	5,970	6,148	1,149	7,297
Power	2,162	5,542	7,703	2,312	5,904	8,216
Total segment revenues	$14,783	$19,501	$34,285	$16,656	$17,450	$34,106
2022 2Q FORM 10-Q 32

REVENUES	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Commercial Engines & Services	$4,306	$3,115	$8,159	$6,469
Military	1,096	1,041	2,132	1,997
Systems & Other	725	684	1,439	1,366
Aerospace	$6,127	$4,840	$11,730	$9,832

Healthcare Systems	$4,037	$3,915	$7,913	$7,740
Pharmaceutical Diagnostics	482	539	969	1,021
HealthCare	$4,519	$4,454	$8,882	$8,761

Onshore Wind	$2,052	$2,883	$3,958	$5,001
Grid Solutions equipment and services	733	776	1,401	1,571
Hydro, Offshore Wind and Hybrid Solutions	314	390	611	725
Renewable Energy	$3,099	$4,049	$5,970	$7,297

Gas Power	$3,133	$3,049	$5,621	$5,878
Steam Power	691	831	1,327	1,537
Power Conversion, Nuclear and other	378	415	755	800
Power	$4,202	$4,295	$7,703	$8,216

Total segment revenues	$17,947	$17,638	$34,285	$34,106

Corporate	$698	$615	$1,401	$1,217

Total revenues	$18,646	$18,253	$35,686	$35,323

REMAINING PERFORMANCE OBLIGATION. As of June 30, 2022, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $241,995 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $44,773 million, of which 55%, 80% and 96% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $197,222 million, of which 13%, 46%, 71% and 85% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $575 million in the six months ended June 30, 2022 primarily due to decreased long-term service agreements and the timing of billing milestones ahead of revenue recognition on long-term equipment contracts. Our long-term service agreements decreased primarily due to billings of $5,487 million, partially offset by revenues recognized of $4,756 million and net favorable changes in estimated profitability of $63 million at Aerospace and $91 million at Power, primarily attributable to contractual increases in billings.

June 30, 2022	Aerospace	HealthCare	Renewable Energy	Power	Corporate	Total
Revenues in excess of billings	$2,382	$—	$—	$5,452	$—	$7,835
Billings in excess of revenues	(6,041)	—	—	(1,582)	—	(7,623)
Long-term service agreements	$(3,659)	$—	$—	$3,871	$—	$212
Short-term and other service agreements	405	179	104	72	18	778
Equipment contract revenues	28	342	1,128	1,532	221	3,252
Current contract assets	$(3,226)	$521	$1,232	$5,474	$240	$4,241

Nonrecurring engineering costs	2,548	31	24	6	—	2,609
Customer advances and other	2,624	180	—	777	—	3,581
Non-current contract and other deferred assets	$5,171	$211	$24	$782	$—	$6,189
Total contract and other deferred assets	$1,946	$733	$1,256	$6,257	$240	$10,431
2022 2Q FORM 10-Q 33

December 31, 2021	Aerospace	HealthCare	Renewable Energy	Power	Corporate	Total
Revenues in excess of billings	$2,478	$—	$—	$5,495	$—	$7,972
Billings in excess of revenues	(5,731)	—	—	(1,614)	—	(7,346)
Long-term service agreements	$(3,253)	$—	$—	$3,880	$—	$627
Short-term and other service agreements	340	166	87	80	20	692
Equipment contract revenues	33	287	1,297	1,709	236	3,562
Current contract assets	$(2,881)	$453	$1,384	$5,669	$256	$4,881

Nonrecurring engineering costs	2,479	31	28	12	—	2,550
Customer advances and other	2,620	154	—	801	—	3,574
Non-current contract and other deferred assets	$5,099	$184	$28	$813	$—	$6,124
Total contract and other deferred assets	$2,218	$637	$1,412	$6,482	$256	$11,005

Progress collections and deferred income decreased $1,085 million primarily due to the reclassification of a portion of our GE Steam Power business to held for sale, partially offset by the timing of new collections received in excess of revenue recognition, primarily at Aerospace, including increased collections to support higher production. Revenues recognized for contracts included in a liability position at the beginning of the year were $8,143 million and $9,778 million for the six months ended June 30, 2022 and 2021, respectively.

June 30, 2022	Aerospace	HealthCare	Renewable Energy	Power	Corporate	Total
Progress collections on equipment contracts	$94	$—	$1,881	$3,778	$—	$5,752
Other progress collections	5,145	492	2,536	408	113	8,694
Current deferred income	156	1,397	233	18	109	1,913
Progress collections and deferred income	$5,394	$1,889	$4,650	$4,204	$222	$16,360
Non-current deferred income	1,083	560	167	105	1	1,916
Total Progress collections and deferred income	$6,477	$2,449	$4,817	$4,308	$224	$18,276

December 31, 2021
Progress collections on equipment contracts	$142	$—	$1,843	$5,198	$—	$7,183
Other progress collections	4,469	522	2,866	385	111	8,354
Current deferred income	170	1,336	198	33	99	1,835
Progress collections and deferred income	$4,782	$1,858	$4,907	$5,615	$210	$17,372
Non-current deferred income	1,090	592	194	110	3	1,989
Total Progress collections and deferred income	$5,871	$2,450	$5,101	$5,725	$213	$19,361

NOTE 10. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method and other investments, long-term customer and sundry receivables (see Note 4), cash and cash equivalents and receivables in our run-off insurance operations and prepaid taxes and other deferred charges. All other non-current assets increased $697 million in the six months ended June 30, 2022, primarily due to increases in equity method and other investments of $350 million, Insurance cash and cash equivalents of $250 million, and pension surplus of $157 million.

NOTE 11. BORROWINGS

	June 30, 2022	December 31, 2021
Current portion of long-term borrowings
Senior notes issued by GE	$1,135	$1,249
Senior and subordinated notes assumed by GE	2,559	1,645
Senior notes issued by GE Capital	1,117	1,370
Other	135	97
Total short-term borrowings	$4,947	$4,361

Senior notes issued by GE	$4,707	$5,373
Senior and subordinated notes assumed by GE	9,820	11,306
Senior notes issued by GE Capital	12,017	13,274
Other	1,026	870
Total long-term borrowings	$27,571	$30,824
Total borrowings	$32,518	$35,186

2022 2Q FORM 10-Q 34

The Company has provided a full and unconditional guarantee on the payment of the principal and interest on all senior and subordinated outstanding long-term debt securities issued by subsidiaries of GE Capital, our former financial services business. This guarantee applied to $12,253 million and $13,719 million of senior notes and other debt issued by GE Capital at June 30, 2022 and December 31, 2021, respectively.

See Note 19 for further information about borrowings and associated interest rate swaps.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenues of $765 million and $783 million, profit of $172 million and $233 million and net earnings of $137 million and $181 million for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, revenues were $1,533 million and $1,538 million, profit was $397 million and $371 million and net earnings was $315 million and $292 million, respectively. These operations were supported by assets of $45,654 million and $49,894 million at June 30, 2022 and December 31, 2021, respectively. A summary of our insurance contracts is presented below:

June 30, 2022	Long-term care	Structured settlement annuities & life	Other contracts	Other adjustments(a)	Total
Future policy benefit reserves	$17,061	$8,745	$189	$—	$25,995
Claim reserves	4,621	257	541	—	5,418
Investment contracts	—	910	943	—	1,852
Unearned premiums and other	12	183	89	—	285
Total	$21,693	$10,096	$1,762	$—	$33,551

December 31, 2021
Future policy benefit reserves	$17,097	$8,902	$188	$3,394	$29,581
Claim reserves	4,546	258	585	—	5,389
Investment contracts	—	955	954	—	1,909
Unearned premiums and other	15	184	89	—	287
Total	$21,658	$10,299	$1,815	$3,394	$37,166
(a) The decrease in Other adjustments of $3,394 million is a result of the decline in unrealized gains on investment securities.

Claim reserve activity included incurred claims of $841 million and $799 million, of which insignificant amounts related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation in the six months ended June 30, 2022 and 2021, respectively. Paid claims were $861 million and $866 million in the six months ended June 30, 2022 and 2021, respectively.

Reinsurance recoverables, net of allowances of $1,706 million and $1,654 million, are included in non-current All other assets in our Statement of Financial Position, and amounted to $2,704 million and $2,651 million at June 30, 2022 and December 31, 2021, respectively. The vast majority of our remaining net reinsurance recoverables are secured by assets held in a trust for which we are the beneficiary.

NOTE 13. POSTRETIREMENT BENEFIT PLANS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. Please refer to Note 12 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information.

The components of benefit plans cost other than the service cost are included in the caption Non-operating benefit costs in our consolidated Statement of Earnings (Loss).

PRINCIPAL PENSION PLANS	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Service cost for benefits earned	$49	$58	$98	$122
Prior service cost amortization	1	7	3	14
Expected return on plan assets	(785)	(762)	(1,571)	(1,525)
Interest cost on benefit obligations	516	490	1,033	976
Net actuarial loss amortization	351	878	712	1,742
Benefit plans cost	$132	$671	$275	$1,329

Principal retiree benefit plans income was $53 million and $42 million for the three months ended June 30, 2022 and 2021, and $105 million and $82 million for the six months ended June 30, 2022 and 2021, respectively. Other pension plans was $99 million income and $37 million cost for the three months ended June 30, 2022 and 2021, and $216 million income and $13 million cost for the six months ended June 30, 2022 and 2021, respectively, which includes a curtailment loss of $77 million in 2021 resulting from freezing the UK pension plans.

2022 2Q FORM 10-Q 35

We also have a defined contribution plan for eligible U.S. employees that provides employer contributions. Defined contribution plan costs were $114 million and $113 million for the three months ended June 30, 2022 and 2021, and $224 million and $221 million for the six months ended June 30, 2022 and 2021, respectively.

NOTE 14. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities and All other liabilities primarily includes liabilities for customer sales allowances, equipment project and commercial liabilities, loss contracts, employee compensation and benefits, income taxes payable and uncertain tax positions, operating lease liabilities (see Note 6), environmental, health and safety remediations and product warranties (see Note 21). All other current liabilities decreased $68 million in the six months ended June 30, 2022, primarily due to a decrease in employee compensation and benefit liabilities of $697 million partially offset by increases in taxes payable of $402 million and sales allowances of $240 million. All other liabilities decreased $1,355 million in the six months ended June 30, 2022, primarily due to decreases in uncertain and other income taxes and related liabilities of $693 million, operating lease liabilities of $226 million and interest payable of $179 million.

NOTE 15. INCOME TAXES. Our income tax rate was (67.5)% and 40.7% for the six months ended June 30, 2022 and 2021, respectively. The tax rate for 2022 reflects a tax provision on a pre-tax loss. The rate was negative primarily due to the net unrealized capital loss on our interest in AerCap and Baker Hughes for which the loss could not be tax benefited, losses in foreign jurisdictions where they are not likely to be utilized, non-tax benefited asset impairment charges and the global intangible minimum tax provisions. The tax rate for 2021 reflects a tax benefit on a pre-tax loss. The rate for 2021 is higher than the U.S. statutory rate on the loss primarily due to a tax benefit associated with an internal restructuring to recognize deductible loan losses. This was partially offset by the cost of global activities, including the base erosion and global intangible minimum tax provisions. During the second quarter of 2021, the United Kingdom enacted changes to tax law including an increase in tax rates. This resulted in an increase in the value of the company's deferred tax assets. However, as a result of changes in the new tax law, the company restructured operations resulting in incremental tax liabilities that largely offset the increase in deferred tax assets.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2016-2018.

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended June 30		Six months ended June 30
(Dividends per share in dollars)	2022	2021	2022	2021
Beginning balance	$(4,724)	$(4,278)	$(4,562)	$(4,386)
AOCI before reclasses – net of taxes of $41, $1, $135 and $(56)	(780)	130	(946)	240
Reclasses from AOCI – net of taxes of $—, $—, $— and $—	—	—	—	—
AOCI	(780)	130	(946)	240
Less AOCI attributable to noncontrolling interests	6	(2)	2	—
Currency translation adjustments AOCI	$(5,510)	$(4,146)	$(5,510)	$(4,146)

Beginning balance	$3,884	$(4,691)	$3,646	$(5,395)
AOCI before reclasses – net of taxes of $32, $26, $57 and $(21)	97	157	151	173
Reclasses from AOCI – net of taxes of $51, $206, $106 and $400	192	757	378	1,446
AOCI	289	914	529	1,619
Less AOCI attributable to noncontrolling interests	—	—	2	1
Benefit plans AOCI	$4,173	$(3,777)	$4,173	$(3,777)

Beginning balance	$2,181	$76	$2,498	$32
AOCI before reclasses –net of taxes of $(720), $(8), $(808) and $(10)(a)	(2,714)	39	(3,027)	49
Reclasses from AOCI – net of taxes of $5, $(3), $7 and $11	19	(13)	14	21
AOCI	(2,695)	27	(3,012)	71
Investment securities and cash flow hedges AOCI	$(514)	$103	$(514)	$103

AOCI at June 30	$(1,852)	$(7,820)	$(1,852)	$(7,820)

Dividends declared per common share	$0.08	$0.08	$0.16	$0.16
(a) Included adjustments of zero and $(1,144) million for the three months ended June 30, 2022 and 2021, respectively and $2,681 million and $894 million for the six months ended June 30, 2022 and 2021, respectively related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 12 for further information.

For information on our common and preferred stock issuances and redeemable noncontrolling interests, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

2022 2Q FORM 10-Q 36

NOTE 17. EARNINGS PER SHARE INFORMATION

Three months ended June 30	2022		2021
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$(580)	$(580)	$(568)	$(568)
Preferred stock dividends	(67)	(67)	(57)	(57)
Accretion of redeemable noncontrolling interests, net of tax	—	—	(2)	(2)
Earnings (loss) from continuing operations attributable to common shareholders	(648)	(648)	(626)	(626)
Earnings (loss) from discontinued operations	(210)	(210)	(564)	(564)
Net earnings (loss) attributable to GE common shareholders	(857)	(857)	(1,190)	(1,190)

Shares of GE common stock outstanding	1,099	1,099	1,097	1,097
Employee compensation-related shares (including stock options)	—	—	—	—
Total average equivalent shares	1,099	1,099	1,097	1,097

Earnings (loss) per share from continuing operations	$(0.59)	$(0.59)	$(0.57)	$(0.57)
Earnings (loss) per share from discontinued operations	(0.19)	(0.19)	(0.51)	(0.51)
Net earnings (loss) per share	(0.78)	(0.78)	(1.08)	(1.08)

Potentially dilutive securities(a)	51		41

Six months ended June 30	2022		2021
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$(1,337)	$(1,337)	$(476)	$(476)
Preferred stock dividends	(119)	(119)	(129)	(129)
Earnings (loss) from continuing operations attributable to common shareholders	(1,456)	(1,456)	(604)	(604)
Earnings (loss) from discontinued operations	(496)	(496)	(3,458)	(3,458)
Net earnings attributable to GE common shareholders	(1,952)	(1,952)	(4,062)	(4,062)

Shares of GE common stock outstanding	1,099	1,099	1,097	1,097
Employee compensation-related shares (including stock options)	—	—	—	—
Total average equivalent shares	1,099	1,099	1,097	1,097

Earnings (loss) from continuing operations	$(1.33)	$(1.33)	$(0.55)	$(0.55)
Earnings (loss) from discontinued operations	(0.45)	(0.45)	(3.15)	(3.15)
Net earnings (loss) per share	(1.78)	(1.78)	(3.70)	(3.70)

Potentially dilutive securities(a)	46		44
(a) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three and six months ended June 30, 2022 and 2021, as a result of the loss from continuing operations, losses were not allocated to the participating securities.

NOTE 18. OTHER INCOME (LOSS)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Purchases and sales of business interests	$4	$(5)	$19	$(2)
Licensing and royalty income	36	39	101	87
Equity method income	83	57	124	37
Investment in Baker Hughes realized and unrealized gain (loss)	(459)	373	1,056	668
Investment in and note with AerCap unrealized gain (loss)	(1,071)	—	(2,807)	—
Other net interest and investment income (loss)	42	233	132	385
Other items	155	36	239	231
Total other income (loss)	$(1,210)	$733	$(1,137)	$1,406

NOTE 19. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.
2022 2Q FORM 10-Q 37

		June 30, 2022		December 31, 2021
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,708	$2,610	$2,706	$2,853
Liabilities	Borrowings (Note 11)	$32,518	$32,304	$35,186	$41,207
	Investment contracts (Note 12)	1,852	1,983	1,909	2,282

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

FAIR VALUE OF DERIVATIVES	June 30, 2022			December 31, 2021
	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities
Interest rate contracts	$50	$3	$1	$2,071	$75	$4
Currency exchange contracts	5,856	211	286	7,214	114	122
Derivatives accounted for as hedges	$5,906	$215	$287	$9,285	$188	$126

Interest rate contracts	$155	$7	$—	$1,369	$5	$1
Currency exchange contracts	55,518	1,163	1,405	64,097	794	756
Other contracts	1,217	197	47	1,674	387	10
Derivatives not accounted for as hedges	$56,890	$1,366	$1,451	$67,140	$1,186	$767

Gross derivatives	$62,797	$1,581	$1,739	$76,425	$1,374	$893

Netting and credit adjustments		$(1,006)	$(1,015)		$(637)	$(639)
Cash collateral adjustments		—	(433)		(54)	(42)
Net derivatives recognized in statement of financial position		$575	$291		$684	$212

Net accrued interest		$—	$15		$10	$5
Securities held as collateral		—	—		(2)	—
Net amount		$575	$307		$691	$217

FAIR VALUE HEDGES. At June 30, 2022, all fair value hedges were terminated and the cumulative amount of hedging adjustments of $1,801 million (all on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $15,290 million. At June 30, 2021, the cumulative amount of hedging adjustments of $4,064 million (including $2,341 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $33,231 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES

	Gain (loss) recognized in AOCI for the three months ended June 30		Gain (loss) recognized in AOCI for the six months ended June 30
	2022	2021	2022	2021
Cash flow hedges(a)	$(117)	$(5)	$(123)	$31
Net investment hedges(b)	183	(173)	294	99
(a) Primarily related to currency exchange and interest rate contracts.
(b) The carrying value of foreign currency debt designated as net investment hedges was $3,311 million and $8,226 million at June 30, 2022 and 2021, respectively. The total reclassified from AOCI into earnings was immaterial for both the three and six months ended June 30, 2022 and 2021.

The total amount in AOCI related to cash flow hedges of forecasted transactions was a $45 million loss at June 30, 2022. We expect to reclassify an insignificant amount to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At June 30, 2022, the maximum term of derivative instruments that hedge forecasted transactions was approximately 13 years.

2022 2Q FORM 10-Q 38

The table below presents the gains (losses) of our derivative financial instruments in the Statement of Earnings (Loss):

	Three months ended June 30, 2022				Three months ended June 30, 2021
	Revenues	Interest Expense	SG&A	Other(a)	Revenues	Debt Extinguishment Costs	Interest Expense	SG&A	Other(a)
	$18,646	$394	$2,720	$12,034	$18,253	$1,416	$488	$2,863	$14,351

Effect of cash flow hedges	$—	$(7)	$—	$(31)	$7		$(14)	$—	$12

Hedged items		48					(658)
Derivatives designated as hedging instruments		(55)					630
Effect of fair value hedges		$(7)					$(27)

Currency exchange contracts	$(1)		$(227)	$(229)	$(5)			$55	$59
Interest rate, commodity and equity contracts(b)	2		(122)	146	1	43	12	57	102
Effect of derivatives not designated as hedges	$1	$—	$(349)	$(84)	$(4)	$43	$12	$112	$160

	Six months ended June 30, 2022				Six months ended June 30, 2021
	Revenues	Interest Expense	SG&A	Other(a)	Revenues	Debt Extinguishment Costs	Interest Expense	SG&A	Other(a)
	$35,686	$801	$6,371	$24,560	$35,323	$1,416	$987	$5,758	$27,563

Effect of cash flow hedges	$4	$(13)	$—	$(52)	$14		$(22)	$1	$(20)

Hedged items		127					1,186
Derivatives designated as hedging instruments		(143)					(1,269)
Effect of fair value hedges		$(16)					$(83)

Currency exchange contracts	$—		$(295)	$(309)	$(5)			$114	$400
Interest rate, commodity and equity contracts(b)	2		(159)	170	2	43	3	112	120
Effect of derivatives not designated as hedges	$2	$—	$(454)	$(138)	$(3)	$43	$3	$226	$520
(a) Amounts are inclusive of cost of sales and other income (loss).
(b) SG&A was primarily driven by hedges of deferred incentive compensation, and other income (loss) by hedges of Baker Hughes equity sale. Both hedging programs were to offset the earnings impact of the underlying.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest), net of collateral we held, was $378 million and $564 million at June 30, 2022 and December 31, 2021, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $206 million and $159 million at June 30, 2022 and December 31, 2021, respectively.

NOTE 20. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $412 million and $491 million and liabilities of $208 million and $206 million, at June 30, 2022 and December 31, 2021, respectively, in consolidated VIEs. These entities were created to help our customers facilitate or finance the purchase of GE equipment and services and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $5,461 million and $5,034 million at June 30, 2022 and December 31, 2021, respectively. Of these investments, $1,393 million and $1,481 million were owned by EFS, comprising equity method investments, primarily renewable energy tax equity investments, at June 30, 2022 and December 31, 2021, respectively. In addition, $3,850 million and $3,333 million were owned by our run-off insurance operations, primarily comprising investment securities at June 30, 2022 and December 31, 2021, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 21.

2022 2Q FORM 10-Q 39

NOTE 21. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. We had total investment commitments of $3,730 million at June 30, 2022. The commitments primarily comprise investments by our run-off insurance operations in investment securities and other assets of $3,498 million and included within these commitments are obligations to make investments in unconsolidated VIEs of $3,428 million. See Note 20 for further information.

As of June 30, 2022, in our Aerospace segment, we have committed to provide financing assistance of $2,048 million of future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. For further information on credit support and indemnification agreements, see our Annual Report on Form 10-K for the year ended December 31, 2021.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,798 million and $1,891 million at June 30, 2022 and December 31, 2021, respectively.

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 22 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 21 to the consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022; refer to those discussions for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Alstom legacy legal matters. In 2015, we acquired the Steam Power, Renewables and Grid businesses from Alstom, which prior to our acquisition were the subject of significant cases involving anti-competitive activities and improper payments. We had reserves of $530 million and $567 million at June 30, 2022 and December 31, 2021, respectively, for legal and compliance matters related to the legacy business practices that were the subject cases in various jurisdictions. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the reserve established. The estimation of this reserve may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this reserve. Factors that can affect the ultimate amount of losses associated with these and related matters include the way cooperation is assessed and valued, prosecutorial discretion in the determination of damages, formulas for determining disgorgement, fines or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency denominated mortgage loans in various courts throughout Poland. At June 30, 2022, approximately 88% of the Bank BPH portfolio is indexed to or denominated in foreign currencies (primarily Swiss francs), and the total portfolio had a carrying value, net of reserves, of $1,400 million. We continue to observe an increase in the number of lawsuits being brought against Bank BPH and other banks in Poland, and we expect this to continue in future reporting periods.

2022 2Q FORM 10-Q 40

We estimate potential losses for Bank BPH in connection with borrower litigation cases that are pending by recording legal reserves, as well as in connection with potential future cases or other adverse developments as part of our ongoing valuation of the Bank BPH portfolio, which we record at the lower of cost or fair value, less cost to sell. At June 30, 2022, the total amount of such estimated losses was $1,047 million. We update our assumptions underlying the amount of estimated losses based primarily on the number of lawsuits filed and estimated to be filed in the future, whether liability will be established in lawsuits and the nature of the remedy ordered by courts if liability is established. The increase in the amount of estimated losses during the second quarter of 2022 was driven primarily by increases in the number of lawsuits estimated to be filed in the future and increased findings of liability. We expect the trends we have previously reported of an increasing number of lawsuits being filed, more findings of liability and more severe remedies being ordered against Polish banks (including Bank BPH) to continue in future reporting periods, although Bank BPH is unable at this time to develop a meaningful estimate of reasonably possible losses associated with active and inactive Bank BPH mortgage loans beyond the amounts currently recorded. Additional factors may also affect our estimated losses over time, including: potentially significant judicial decisions or binding resolutions by the European Court of Justice (ECJ) or the Polish Supreme Court; the impact of any of these or other future or recent decisions or resolutions (including the ECJ decision in April 2021 on a case involving a Bank BPH mortgage loan, and the Polish Supreme Court binding resolution delivered verbally in May 2021 with written reasoning issued in July 2021) on how Polish courts will interpret and apply the law in particular cases and how borrower behavior may change in response, neither of which are known immediately upon the issuance of a decision or resolution; and uncertainty related to a proposal by the Chairman of the Polish Financial Supervisory Authority in December 2020 that banks voluntarily offer borrowers an opportunity to convert their foreign currency denominated mortgage loans to Polish zlotys using an exchange rate applicable at the date of loan origination, and about the various settlement strategies or other approaches that Polish banks have adopted or will adopt, or that Bank BPH may adopt in the future, in response to this proposal or other factors, the approaches that regulators and other government authorities will adopt in response, and the receptivity of borrowers to settlement offers. In addition, there is uncertainty arising from investigations of the Polish Office of Competition and Consumer Protection (UOKiK), including existing or anticipated UOKiK decisions resulting from those investigations, particularly UOKiK's investigation into the adequacy of disclosure of foreign exchange risk by banks (including BPH) and the legality under Polish law of unlimited foreign exchange risk on customers. Future adverse developments related to any of the foregoing, or other adverse developments such as actions by regulators or other governmental authorities (including UOKiK), likely would have a material adverse effect on Bank BPH and the carrying value of its mortgage loan portfolio as well as result in additional required capital contributions to Bank BPH or significant losses beyond the amounts that we currently estimate.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. Following the EPA’s release in September 2015 of an intended final remediation decision, GE and the EPA engaged in mediation and the first step of the dispute resolution process contemplated by the consent decree. In October 2016, the EPA issued its final decision pursuant to the consent decree, which GE and several other interested parties appealed to the EPA’s Environmental Appeals Board (EAB). The EAB issued its decision in January 2018, affirming parts of the EPA’s decision and granting relief to GE on certain significant elements of its challenge. The EAB remanded the decision back to the EPA to address those elements and reissue a revised final remedy, and the EPA convened a mediation process with GE and interested stakeholders. In February 2020, the EPA announced an agreement between the EPA and many of the mediation stakeholders, including GE, concerning a revised Housatonic River remedy. Based on the mediated resolution, the EPA solicited public comment on a draft permit and issued the final revised permit effective in January 2021. In March 2021, two local environmental advocacy groups filed a joint petition to the EAB challenging portions of the revised permit; in February 2022 the EAB denied the petition, and the permit became effective in March 2022. In May 2022, the two environmental advocacy groups petitioned the U.S. Court of Appeals for the First Circuit to review the EPA’s final permit. As of June 30, 2022, and based on its assessment of current facts and circumstances and its defenses, GE believes that it has recorded adequate reserves to cover future obligations associated with the proposed final remedy.

For further information about environmental, health and safety matters, see our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

2022 2Q FORM 10-Q 41

EXHIBITS

Exhibit 11. Computation of Per Share Earnings. Data is provided in Note 17 of this Report.
Exhibit 31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and six months ended June 30, 2022 and 2021, (ii) Statement of Financial Position at June 30, 2022 and December 31, 2021, (iii) Statement of Cash Flows for the six months ended June 30, 2022 and 2021, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021, (v) Statement of Changes in Shareholders' Equity for the three and six months ended June 30, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	23-41
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15, 39
Item 4.	Controls and Procedures	22
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	40-41
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	42
Signatures		42
(a) There have been no material changes to our risk factors since March 31, 2022. For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2021, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 26, 2022	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer
2022 2Q FORM 10-Q 42