Form 10-Q
period 2022-09-30
GENERAL ELECTRIC CO
filed 2022-10-25
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,092,668,140 shares of common stock with a par value of $0.01 per share outstanding at September 30, 2022.

FORWARD-LOOKING STATEMENTS. Our public communications and SEC filings may contain statements related to future, not past, events. These forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range." Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the impacts of macroeconomic and market conditions and volatility on our business operations, financial results and financial position and on the global supply chain and world economy; our expected financial performance, including cash flows, revenues, organic growth, margins, earnings and earnings per share; impacts related to the COVID-19 pandemic; planned and potential transactions, including our plan to pursue spin-offs of GE HealthCare and our portfolio of energy businesses that are planned to be combined as GE Vernova (Renewable Energy, Power, Digital and Energy Financial Services); our de-leveraging plans, including leverage ratios and targets, the timing and nature of actions to reduce indebtedness and our credit ratings and outlooks; our funding and liquidity; our businesses’ cost structures and plans to reduce costs; restructuring, goodwill impairment or other financial charges; or tax rates.

For us, particular areas where risks or uncertainties could cause our actual results to be materially different than those expressed in our forward-looking statements include:
•our success in executing and completing asset dispositions or other transactions, including our plan to pursue spin-offs of GE HealthCare and GE Vernova, and sales or other dispositions of our equity interests in Baker Hughes Company (Baker Hughes) and AerCap Holdings N.V. (AerCap) and our expected equity interest in GE HealthCare after its spin-off, the timing for such transactions, the ability to satisfy any applicable pre-conditions, and the expected proceeds, consideration and benefits to GE;
•changes in macroeconomic and market conditions and market volatility, including impacts related to the COVID-19 pandemic, risk of recession, inflation, supply chain constraints or disruptions, rising interest rates, the value of securities and other financial assets (including our equity interests in Baker Hughes and AerCap, and our expected equity interest in GE HealthCare after its spin-off), oil, natural gas and other commodity prices and exchange rates, and the impact of such changes and volatility on our business operations, financial results and financial position;
•the continuing severity, magnitude and duration of the COVID-19 pandemic, including impacts of virus variants and resurgences, and of government, business and individual responses, such as continued or new government-imposed lockdowns and travel restrictions and aviation passenger confidence;
•our capital allocation plans, including de-leveraging actions to reduce GE's indebtedness, the capital structures of the three public companies that we plan to form from our businesses with the planned spin-offs, the timing and amount of dividends, share repurchases, acquisitions, organic investments, and other priorities;
•downgrades of our current short- and long-term credit ratings or ratings outlooks, or changes in rating application or methodology, and the related impact on our funding profile, costs, liquidity and competitive position;
•the amount and timing of our cash flows and earnings, which may be impacted by macroeconomic, customer, supplier, competitive, contractual and other dynamics and conditions;
•capital and liquidity needs associated with our financial services operations, including in connection with our run-off insurance operations and mortgage portfolio in Poland (Bank BPH), the amount and timing of any required capital contributions and any strategic actions that we may pursue;
•global economic trends, competition and geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and the related sanctions and other measures, decreases in the rates of investment or economic growth globally or in key markets we serve, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries, and related impacts on our businesses' global supply chains and strategies;
•market developments or customer actions that may affect demand and the financial performance of major industries and customers we serve, such as pricing, cost, volume and the timing of customer investment and other factors in renewable energy markets; demand for air travel and other dynamics related to the COVID-19 pandemic; conditions in key geographic markets; and other shifts in the competitive landscape for our products and services;
•operational execution by our businesses, including the success at our Renewable Energy business in improving product quality and fleet availability, executing on cost reduction initiatives and other aspects of operational performance, as well as the performance of Aerospace amidst the ongoing market recovery;
•changes in law, regulation or policy that may affect our businesses, such as trade policy and tariffs, regulation and incentives related to climate change (including the impact of the Inflation Reduction Act and other policies), and the effects of tax law changes;
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
•the impact of actual or potential quality issues or failures of our products or third-party products with which our products are integrated, and related costs and reputational effects;
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
2022 3Q FORM 10-Q 3

ABOUT GENERAL ELECTRIC. General Electric Company (General Electric, GE or the Company) is a high-tech industrial company that operates worldwide through its four segments, Aerospace, HealthCare, Renewable Energy, and Power. Our products include commercial and military aircraft engines and systems; healthcare systems and pharmaceutical diagnostics; wind and other renewable energy generation equipment and grid solutions; and gas, steam, nuclear and other power generation equipment. We have significant global installed bases of equipment across these sectors, and services to support these products are also an important part of our business alongside new equipment sales. In November 2021, we announced a strategic plan to form three industry-leading, global, investment-grade public companies from our (i) Aerospace business, (ii) HealthCare business and (iii) combined Renewable Energy, Power, Digital and Energy Financial Services businesses. In July 2022, we announced the new brand names for our three planned future companies: GE Aerospace, GE HealthCare and GE Vernova. Therefore, for purposes of this report, we refer to our reporting segments as Aerospace (previously Aviation), HealthCare (previously Healthcare), Renewable Energy and Power. The composition of these reporting segments is unchanged.

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

CONSOLIDATED RESULTS
THIRD QUARTER 2022 RESULTS. Total revenues were $19.1 billion, up $0.5 billion for the quarter, driven primarily by increases at Aerospace and HealthCare, partially offset by decreases at Renewable Energy and Power.

Continuing earnings (loss) per share was $(0.14). Excluding the results from our run-off Insurance business, separation costs, restructuring costs, non-operating benefit costs, gains (losses) on equity securities and gains (losses) on purchases and sales of business interests, Adjusted earnings per share* was $0.35. For the three months ended September 30, 2022, profit margin was (0.3)% and profit was down $0.6 billion, primarily due to a net loss on the value of equity securities of $0.5 billion compared to the prior year gain, a decrease in segment profit of $0.4 billion, a decrease in Insurance profit of $0.4 billion and separation costs of $0.2 billion, partially offset by a decrease in non-operating benefit costs of $0.6 billion and a net gain on purchases and sales of businesses of $0.2 billion compared to the prior year loss. Adjusted organic profit* decreased $0.3 billion (20%), driven primarily by a decrease at Renewable Energy, partially offset by an increase at Aerospace and lower adjusted total corporate operating costs*.

Cash flows from operating activities (CFOA) were $1.3 billion and $(1.5) billion for the nine months ended September 30, 2022 and 2021, respectively. Cash flows from operating activities increased primarily due to a decrease in cash collateral paid net of settlements on interest rate derivative contracts, an increase in net income (after adjusting for amortization of intangible assets, non-cash losses related to our interests in AerCap and Baker Hughes and non-operating debt extinguishment costs) and an increase in cash from all other operating activities. Free cash flows* (FCF) were $0.5 billion and $(1.8) billion for the nine months ended September 30, 2022 and 2021, respectively. FCF* increased primarily due to the same reasons as noted for CFOA above, partially offset by an increase in cash used for working capital (after adjusting for the impact from discontinued factoring programs and eliminations related to our receivables factoring and supply chain finance programs). See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

Remaining performance obligation (RPO) is unfilled customer orders for products and product services (expected life of contract sales for product services) excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 8 for further information.

RPO	September 30, 2022	December 31, 2021
Equipment	$44,734	$45,065
Services	196,029	194,755
Total RPO	$240,763	$239,820

*Non-GAAP Financial Measure
2022 3Q FORM 10-Q 4

As of September 30, 2022, RPO increased $0.9 billion from December 31, 2021, primarily at Aerospace, from engines contracted under long-term service agreements that have now been put into service and contract modifications; partially offset by decreases at Power, from the continued wind down of the Steam Power new build coal business and sales outpacing new orders in Gas Power contractual services; at Renewable Energy, from the overall impact of a stronger U.S. dollar and sales exceeding new orders at Onshore Wind; and at HealthCare, from the impact of contract renewal timing in services.

REVENUES	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Equipment revenues	$8,082	$8,903	$22,549	$25,172
Services revenues	10,356	8,910	30,041	26,427
Insurance revenues	646	756	2,179	2,295
Total revenues	$19,084	$18,569	$54,769	$53,893

For the three months ended September 30, 2022, total revenues increased $0.5 billion (3%). Equipment revenues decreased, primarily at Renewable Energy, due to fewer wind turbine deliveries at Onshore Wind; and at Power, due to decreases in Gas Power HA turbine and aeroderivative deliveries and decreases in Steam Power equipment on the exit of new build coal; partially offset by increases at HealthCare, due to Imaging and Ultrasound, mainly due to strong growth in the U.S. and Europe, the Middle East and Africa; and at Aerospace, due to an increase in commercial install and spare engine unit shipments versus the prior year. Services revenues increased, primarily at Aerospace, due to higher prices, increased shop visit volume and higher volume of commercial spare part shipments; at Renewable Energy, primarily due to higher core services and more repower unit deliveries at Onshore Wind; and at HealthCare, primarily due to the continued growth of Pharmaceutical Diagnostics (PDx) and Healthcare Systems (HCS); partially offset by a decrease at Power, due to lower planned contractual services outages at Gas Power and prior year Steam Power services volume that did not repeat. Insurance revenues decreased $0.1 billion (15%).
Excluding the change in Insurance revenues, the net effects of acquisitions of $0.1 billion, the net effects of dispositions of $0.1 billion and the effects of a stronger U.S. dollar of $0.6 billion, organic revenues* increased $1.3 billion (7%), with equipment revenues down $0.5 billion (6%) and services revenues up $1.8 billion (20%). Organic revenues* increased at Aerospace and HealthCare, partially offset by decreases at Renewable Energy and Power.
For the nine months ended September 30, 2022, total revenues increased $0.9 billion (2%). Equipment revenues decreased, primarily at Renewable Energy, due to fewer wind turbine deliveries at Onshore Wind and lower revenue at Grid; at Power, due to a decrease in Steam Power equipment on the exit of new build coal; and at Aerospace, due to lower GEnx engine production rates and product transition with fewer engine shipments on legacy programs; partially offset by an increase at HealthCare, driven by Imaging, mainly due to strong growth in the U.S. and Europe, the Middle East and Africa, partially offset by China. Services revenues increased, primarily at Aerospace, due to higher prices, increased shop visit volume and higher volume of commercial spare part shipments; at Renewable Energy, primarily due to higher services revenue at Onshore Wind from a larger installed base and more repower unit deliveries; and at HealthCare, driven by the continued growth of HCS; partially offset by a decrease at Power, due to prior year Steam Power services volume that did not repeat. Insurance revenues decreased $0.1 billion (5%).
Excluding the change in Insurance revenues, the net effects of acquisitions of $0.2 billion, the net effects of dispositions of $0.2 billion and the effects of a stronger U.S. dollar of $1.3 billion, organic revenues* increased $2.3 billion (4%), with equipment revenues down $2.1 billion (8%) and services revenues up $4.4 billion (17%). Organic revenues* increased at Aerospace and HealthCare, partially offset by decreases at Renewable Energy and Power.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended September 30		Nine months ended September 30
(Per-share in dollars and diluted)	2022	2021	2022	2021
Continuing earnings (loss) attributable to GE common shareholders	$(153)	$603	$(1,609)	$(1)
Continuing earnings (loss) per share	$(0.14)	$0.54	$(1.46)	$(0.01)

For the three months ended September 30, 2022, continuing earnings decreased $0.8 billion primarily due to a net loss on the value of equity securities of $0.5 billion compared to the prior year gain, a decrease in segment profit of $0.4 billion, a decrease in Insurance profit of $0.4 billion and separation costs of $0.2 billion, partially offset by a decrease in non-operating benefit costs of $0.6 billion and a net gain on purchases and sales of businesses of $0.2 billion compared to the prior year loss. Adjusted earnings* was $0.4 billion, a decrease of $0.2 billion. Profit margin was (0.3)%, a decrease from 3.1%. Adjusted profit* was $1.1 billion, a decrease of $0.3 billion organically*, due to a decrease at Renewable Energy, partially offset by an increase at Aerospace and lower adjusted total corporate operating costs*. Adjusted profit margin* was 5.8%, a decrease of 190 basis points organically*.
For the nine months ended September 30, 2022, continuing earnings decreased $1.6 billion primarily due to a net loss on the value of equity securities of $3.1 billion compared to the prior year gain, an increase in provision for income taxes of $0.9 billion, the Steam asset sale impairment of $0.8 billion, separation costs of $0.6 billion and Russia and Ukraine charges of $0.3 billion, partially offset by a decrease in non-operating benefit costs of $1.8 billion, the nonrecurrence of debt extinguishment costs of $1.4 billion, lower adjusted total corporate operating costs of $0.5 billion, lower interest and other financial charges of $0.3 billion and an increase in segment profit of $0.2 billion. Adjusted earnings* were $1.5 billion, an increase of $0.5 billion. Profit margin was (1.5)%, a decrease from (0.4)%. Adjusted profit* was $3.7 billion, an increase of $0.7 billion organically*, due to increases at Aerospace and Power, and lower adjusted total corporate operating costs*, partially offset by decreases Renewable Energy and HealthCare. Adjusted profit margin* was 7.0%, an increase of 100 basis points organically*.

*Non-GAAP Financial Measure
2022 3Q FORM 10-Q 5

We continue to experience inflation pressure in our supply chain, as well as delays in sourcing key materials needed for our products. This has delayed our ability to convert RPO to revenue and negatively impacted our profit margins. While we are taking actions to limit this pressure, we may continue to experience impacts in future periods. Also, geopolitical uncertainties with the ongoing Russia and Ukraine conflict, as well as recent COVID-19 impacts in China, are introducing additional challenges. As of September 30, 2022, we have approximately $0.5 billion of remaining assets in Russia and Ukraine, primarily in our Power and HealthCare businesses, which relate to activity not subject to sanctions or restricted under Company policy.

SEGMENT OPERATIONS. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021, for further information regarding our determination of segment profit for continuing operations, and for our allocations of corporate costs to our segments.

	Three months ended September 30			Nine months ended September 30
SUMMARY OF REPORTABLE SEGMENTS	2022	2021	V %	2022	2021	V %
Aerospace	$6,705	$5,398	24%	$18,434	$15,230	21%
HealthCare	4,613	4,339	6%	13,494	13,100	3%
Renewable Energy	3,594	4,208	(15)%	9,564	11,505	(17)%
Power	3,529	4,026	(12)%	11,233	12,242	(8)%
Total segment revenues	18,440	17,970	3%	52,725	52,076	1%
Corporate	643	599	7%	2,044	1,816	13%
Total revenues	$19,084	$18,569	3%	$54,769	$53,893	2%

Aerospace	$1,284	$846	52%	$3,341	$1,664	F
HealthCare	712	704	1%	1,901	2,203	(14)%
Renewable Energy	(934)	(151)	U	(1,786)	(484)	U
Power	141	204	(31)%	524	416	26%
Total segment profit (loss)	1,204	1,603	(25)%	3,980	3,799	5%
Corporate(a)	(960)	(40)	U	(3,947)	361	U
Interest and other financial charges	(377)	(446)	15%	(1,146)	(1,403)	18%
Debt extinguishment costs	—	—	F	—	(1,416)	F
Non-operating benefit income (cost)	125	(427)	F	396	(1,374)	F
Benefit (provision) for income taxes	(72)	(35)	U	(701)	211	U
Preferred stock dividends	(73)	(52)	(40)%	(192)	(180)	(7)%
Earnings (loss) from continuing operations attributable to GE common shareholders	(153)	603	U	(1,609)	(1)	U
Earnings (loss) from discontinued operations attributable to GE common shareholders	(85)	602	U	(580)	(2,856)	80%
Net earnings (loss) attributable to GE common shareholders	$(238)	$1,205	U	$(2,189)	$(2,857)	23%
(a) Includes interest and other financial charges of $13 million and $16 million, and $45 million and $47 million; and benefit for income taxes of $52 million and $33 million, and $160 million and $111 million related to Energy Financial Services (EFS) within Corporate for the three and nine months ended September 30, 2022 and 2021, respectively.

GE AEROSPACE. Our results in the third quarter of 2022 reflect the continued recovery of the commercial markets from the effects of the COVID-19 pandemic. Global industrial supply chain disruptions in material and labor continued to affect performance, however, Aerospace saw signs of improved flow through our factories. A key underlying driver of our commercial engine and services business is global commercial air traffic. We regularly track global departures, which improved 19% during the third quarter of 2022 compared to the third quarter of 2021, and stand at approximately 85% of 2019 levels as of September 30, 2022.

Global supply chain constraints and labor shortages, in part driven by the pandemic, are causing disruptions for us and our suppliers, which have impacted our production and delivery. We continue to partner with our airline and leasing customers and collaborate with our airframe partners on future production rates. However, supply chain output improved this quarter, and we increased our Commercial and Military engine sales units by 32% compared to the second quarter of 2022 and 21% compared to the same quarter last year.

Government travel restrictions and COVID-19 virus variants have driven varied levels of recovery regionally. We remain confident in the recovery, and current trends are in line with our recovery forecast. Consistent with updated industry projections, although overall traffic recovery remains unchanged, we now estimate both single-aisle and twin-aisle air traffic to recover to 2019 levels in late 2023. We are in frequent dialogue with our airline, airframe, and maintenance, repair and overhaul customers about the outlook for commercial air travel, new aircraft production, fleet retirements, and after-market services, including shop visit and spare parts demand.

As it relates to the military environment, we continue to forecast strong military demand creating future growth opportunities for our Military business as the U.S. Department of Defense and foreign governments have continued flight operations, and have allocated budgets to upgrade and modernize their existing fleets. In September 2022, Aerospace and the U.S. Air Force successfully concluded testing on the second XA100 adaptive cycle engine, marking the final major contract milestone of the Air Force’s Adaptive Engine Transition Program (AETP).

2022 3Q FORM 10-Q 6

Total engineering, comprising company, customer and partner-funded and nonrecurring engineering costs, increased compared to the prior year. We continue to be committed to investment in developing and maturing technologies that enable a more sustainable future of flight.

We continue to take actions to protect our ability to serve our customers now and as the global airline industry recovers. Our deep history of innovation and technology leadership, commercial engine installed base of approximately 39,400 units, with approximately 11,500 units under long-term service agreements, and military engine installed base of approximately 26,200 units represents strong long-term fundamentals. We believe Aerospace is well-positioned to drive long-term profitable growth and cash generation over time.

	Three months ended September 30		Nine months ended September 30
Sales in units, except where noted	2022	2021	2022	2021
Commercial Engines(a)	489	377	1,187	1,119
LEAP Engines(b)	347	226	812	625
Military Engines	151	154	466	405
Spare Parts Rate(c)	$29.4	$19.3	$25.2	$15.8
(a) Commercial Engines now includes Business Aviation and Aeroderivative units for all periods presented.
(b) LEAP engines are subsets of commercial engines.
(c) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

RPO	September 30, 2022	December 31, 2021
Equipment	$12,324	$11,139
Services	117,785	114,133
Total RPO	$130,109	$125,272

SEGMENT REVENUES AND PROFIT	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Commercial Engines & Services	$4,971	$3,602	$13,130	$10,071
Military	1,027	1,107	3,159	3,104
Systems & Other	707	689	2,146	2,055
Total segment revenues	$6,705	$5,398	$18,434	$15,230

Equipment	$1,968	$1,837	$5,379	$5,549
Services	4,736	3,562	13,055	9,681
Total segment revenues	$6,705	$5,398	$18,434	$15,230

Segment profit	$1,284	$846	$3,341	$1,664
Segment profit margin	19.1%	15.7%	18.1%	10.9%

For the three months ended September 30, 2022, segment revenues were up $1.3 billion (24%) and segment profit was up $0.4 billion (52%).
Revenues increased $1.3 billion (25%) organically*. Commercial Services revenues increased, primarily due to higher prices, increased shop visit volume and higher volume of commercial spare part shipments. Commercial Engines revenues increased, primarily driven by 112 more commercial install and spare engine unit shipments, including 121 more LEAP units, versus the prior year. Military revenues decreased, primarily due to product mix and 3 fewer engine shipments than the prior year.
Profit increased $0.4 billion (47%) organically*, primarily due to higher prices, increased shop visit volume and higher volume of commercial spare part shipments. These increases in profit were partially offset by lower profit on Commercial Engine shipments driven by product transition with fewer engine shipments on legacy programs and more shipments on newer programs, inflation in our supply chain and additional growth investment.
For the nine months ended September 30, 2022, segment revenues were up $3.2 billion (21%) and segment profit was up $1.7 billion.
RPO as of September 30, 2022 increased $4.8 billion (4%) from December 31, 2021, due to increases in both equipment and services. Equipment increased primarily due to an increase in Commercial orders since December 31, 2021. Services increased primarily as a result of engines contracted under long-term service agreements that have now been put into service and contract modifications.
Revenues increased $3.3 billion (21%) organically*. Commercial Services revenues increased, primarily due to higher prices, increased shop visit volume and higher volume of commercial spare part shipments. Commercial Services revenues also increased due to a net favorable change of $0.1 billion for its long-term service agreements compared to a net unfavorable change of $0.3 billion for the same period in the prior year. Commercial Engines revenues increased, primarily driven by 68 more commercial install and spare engine unit shipments, including 187 more LEAP units versus the prior year, partially offset by lower GEnx engine production rates and product transition with fewer engine shipments on legacy programs. Military revenues increased, primarily due to growth in services and 61 more engine shipments than the prior year, partially offset by product mix.

*Non-GAAP Financial Measure
2022 3Q FORM 10-Q 7

Profit increased $1.6 billion (96%) organically*, primarily due to higher prices, increased shop visit volume and higher volume of commercial spare part shipments. Profit also increased due to the impact of favorable contract margin reviews for long-term service agreements. These increases in profit were partially offset by lower profit on Commercial Engine shipments driven by product transition with fewer engine shipments on legacy programs and more shipments on newer programs, inflation in our supply chain and additional growth investment.

GE HEALTHCARE. Market demand and RPO conversion remain positive despite inflationary and supply challenges continuing to impact the industry. Global public spending in healthcare is solid, particularly in Europe and Asia. In the U.S., customers are taking a more cautious approach as they monitor the economic environment. Overall, continued patient demand is leading providers to invest in products and services that increase productivity and reduce operating costs, an important dynamic as healthcare systems modernize post-pandemic and prepare for increased demand longer-term. Actions of our supply chain and engineering teams as well as proactive supplier engagement are driving fewer delays in securing key materials. However, shortages are still impacting our ability to deliver certain products. Our expectation is that supply chain pressures will continue to improve. We have proactively managed inflation across material and logistics costs. We have continued to adjust pricing of our products, manage discretionary and structural cost in our business, as well as prioritize research and development investments. Delivering for patients and our customers remains a top priority.

We continue to grow and invest in precision health, with a focus on creating new products and digital solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. During the third quarter of 2022, we announced an equity investment in AliveCor, further deepening our ability to deliver connected care so clinicians can make faster, more informed decisions, and help improve patient outcomes. We also announced a collaboration with AMC Health allowing clinicians to offer remote monitoring as a virtual care solution that extends patient care to the home. We remain committed to innovate and invest to create more integrated, efficient and personalized precision care.

RPO	September 30, 2022	December 31, 2021
Equipment	$4,554	$4,232
Services	9,557	10,375
Total RPO	$14,110	$14,606

SEGMENT REVENUES AND PROFIT	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Healthcare Systems (HCS)	$4,086	$3,832	$11,998	$11,572
Pharmaceutical Diagnostics (PDx)	527	507	1,496	1,528
Total segment revenues	$4,613	$4,339	$13,494	$13,100

Equipment	$2,352	$2,187	$6,945	$6,671
Services	2,261	2,151	6,549	6,429
Total segment revenues	$4,613	$4,339	$13,494	$13,100

Segment profit	$712	$704	$1,901	$2,203
Segment profit margin	15.4%	16.2%	14.1%	16.8%

For the three months ended September 30, 2022, segment revenues were up $0.3 billion (6%) and segment profit was up 1%.
Revenues increased $0.4 billion (10%) organically*. Equipment revenues increased driven by Imaging and Ultrasound mainly due to strong growth in the U.S. and Europe, the Middle East and Africa. Services revenues increased, driven by the continued growth of PDx and HCS.
Profit increased 4% organically*, driven by increased volume and HCS price, partially offset by material inflation and logistics cost across all product lines. We also continued to make planned research and development and commercial investments.
For the nine months ended September 30, 2022, segment revenues were up $0.4 billion (3%) and segment profit was down $0.3 billion (14%).
RPO as of September 30, 2022 decreased $0.5 billion (3%) from December 31, 2021, primarily due to an increase in equipment orders, more than offset by the impact of contract renewal timing in services.
Revenues increased $0.7 billion (5%) organically*. Equipment revenues increased, driven by Imaging, mainly due to strong growth in the U.S. and Europe, the Middle East and Africa, partially offset by China. Services revenues increased, driven by the continued growth of HCS, offset by PDx, primarily due to China.
Profit decreased $0.2 billion (8%) organically*, driven by increased material inflation and logistics cost across all product lines, partially offset by increased volume and price. We also continued to make planned research and development and commercial investments.

*Non-GAAP Financial Measure
2022 3Q FORM 10-Q 8

RENEWABLE ENERGY – will be part of GE Vernova, GE’s portfolio of energy businesses. Overall U.S. policy uncertainty, rising inflation and permitting challenges has resulted in project delays and deferral of customer investments in Onshore Wind. During the third quarter, the Inflation Reduction Act of 2022 was signed into law, which includes various tax incentives expected to increase longer term demand in the U.S. for onshore and offshore wind projects. The offshore wind industry continues to expect strong global growth through the decade and our Grid business is positioned to support grid expansion and modernization needs. We have experienced significant cost inflation in materials and logistics costs across the entire business that impact price and customer demand. At Onshore Wind, based on experience across our fleet, we are deploying repairs and other corrective measures to improve our overall quality and fleet availability resulting in higher warranty and related reserves. Concurrently, we are undertaking a restructuring program reflecting our selectivity strategy to operate in fewer markets and to simplify and standardize product variants. Our financial results are dependent on costs to address fleet availability, execution of cost reduction initiatives, the inflationary environment, improved selectivity and pricing, and U.S. Treasury tax implementation guidance.

New product introductions account for a large portion of our RPO in Onshore and Offshore Wind driven by significant demand for larger turbines that decrease the levelized cost of energy, such as our 5 MW Cypress and 3 MW Sierra Onshore units, and our 12-14 MW Haliade-X Offshore units. We expect to start shipping Haliade-X units for our first commercial project in the fourth quarter of this year. Improving fleet availability while reducing the cost of these new product platforms and blade technologies, remains a key priority. At Grid Solutions, we are securing our position in the high growth offshore interconnection market with products meeting the 2GW high voltage direct current (HVDC) solution standard and developing new technology such as flexible transformers and eco-friendly g³ switchgears that solve for a denser, more resilient and efficient electric grid and lower greenhouse gas emissions.

	Three months ended September 30		Nine months ended September 30
Onshore and Offshore sales in units	2022	2021	2022	2021
Wind Turbines	640	1,083	1,703	2,748
Wind Turbine Gigawatts	2.2	3.6	5.8	8.9
Repower units	140	27	415	276

RPO	September 30, 2022	December 31, 2021
Equipment	$17,493	$18,639
Services	12,221	12,872
Total RPO	$29,715	$31,511

SEGMENT REVENUES AND PROFIT	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Onshore Wind	$2,445	$3,047	$6,403	$8,048
Grid Solutions equipment and services	744	759	2,145	2,330
Hydro, Offshore Wind and Hybrid Solutions	405	401	1,016	1,126
Total segment revenues	$3,594	$4,208	$9,564	$11,505

Equipment	$2,887	$3,695	$7,505	$9,844
Services	707	512	2,059	1,661
Total segment revenues	$3,594	$4,208	$9,564	$11,505

Segment profit (loss)	$(934)	$(151)	$(1,786)	$(484)
Segment profit margin	(26.0)%	(3.6)%	(18.7)%	(4.2)%

For the three months ended September 30, 2022, segment revenues were down $0.6 billion (15%) and segment losses were up $0.8 billion.
Revenues decreased $0.4 billion (10%) organically*, primarily from 443 fewer wind turbine deliveries, primarily at Onshore Wind in the U.S., partially offset by higher core services and 113 more repower unit deliveries at Onshore Wind, and improved pricing across all businesses.
Segment losses increased $0.8 billion organically*, primarily from higher warranty and related reserves of $0.5 billion in response to the deployment of corrective measures and repair campaigns for operating units within our fleet, and lower U.S. volume at Onshore Wind and cost inflation across all businesses. These increases were partially offset by higher volumes and the impact of cost reduction initiatives at Grid and improved pricing across all businesses.
For the nine months ended September 30, 2022, segment revenues were down $1.9 billion (17%) and segment losses were up $1.3 billion.
RPO as of September 30, 2022 decreased $1.8 billion (6%) from December 31, 2021 primarily from the overall impact of a stronger U.S. dollar and sales exceeding new orders at Onshore Wind, partially offset by new orders at Grid and Hydro exceeding sales. The decline in new equipment orders at Onshore Wind is primarily attributable to the U.S. market decline and inflation-related pricing increases negatively impacting near-term demand.

*Non-GAAP Financial Measure
2022 3Q FORM 10-Q 9

Revenues decreased $1.5 billion (13%) organically*, primarily from 1,045 fewer wind turbine deliveries, primarily at Onshore Wind and lower revenue at Grid due to increased commercial selectivity, partially offset by higher services revenue at Onshore Wind from a larger installed base and 139 more repower unit deliveries.
Segment losses increased $1.4 billion organically*, primarily from lower U.S. volume and higher warranty and related reserves of $0.5 billion in the third quarter of 2022 in response to the deployment of corrective measures and repair campaigns for operating units within our fleet at Onshore Wind and cost inflation across all businesses, partially offset by the impact of cost reduction initiatives. Onshore Wind results were also adversely impacted by execution of lower margin RPO and the impact of transitioning to newer product offerings internationally.

POWER – will be part of GE Vernova, GE’s portfolio of energy businesses. During the nine months ended September 30, 2022, global gas generation and GE utilization grew mid-single digits with strength in Europe and the U.S. The fleet continues to follow growing gas generation, capturing shortfalls coming from nuclear outages, coal retirements and hydro and supply disruptions. Looking ahead, we anticipate the power market to continue to be impacted by overcapacity in the industry, continued price pressure from competition on servicing the installed base, and the uncertain timing of deal closures due to financing and the complexities of working in emerging markets, as well as the ongoing impacts of COVID-19. Although market factors related to the energy transition such as greater renewable energy penetration and the adoption of climate change-related policies continue to impact long-term demand (and related financing), we expect the gas market to remain stable over the next decade with gas generation continuing to grow low-single-digits. We believe gas will play a critical role in the energy transition. We remain focused on our underwriting discipline and risk management to ensure we are securing deals that meet our financial hurdles and we have high confidence to deliver for our customers.

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

We continue to invest in new product development, such as our HA-Turbines and Nuclear small modular reactors. Our fundamentals remain strong with approximately $67.5 billion in RPO and a gas turbine installed base greater than 7,000 units, including approximately 1,800 units under long-term service agreements.

	Three months ended September 30		Nine months ended September 30
Sales in units	2022	2021	2022	2021
GE Gas Turbines	20	22	69	47
Heavy-Duty Gas Turbines(a)	14	14	37	34
HA-Turbines(b)	3	5	6	11
Aeroderivatives(a)	6	8	32	13
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines. (b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.

RPO	September 30, 2022	December 31, 2021
Equipment	$11,611	$12,169
Services	55,848	56,569
Total RPO	$67,459	$68,738

SEGMENT REVENUES AND PROFIT	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Gas Power	$2,612	$2,861	$8,234	$8,739
Steam Power	571	790	1,898	2,327
Power Conversion, Nuclear and other	346	376	1,101	1,176
Total segment revenues	$3,529	$4,026	$11,233	$12,242

Equipment	$954	$1,368	$3,116	$3,680
Services	2,575	2,658	8,117	8,561
Total segment revenues	$3,529	$4,026	$11,233	$12,242

Segment profit (loss)	$141	$204	$524	$416
Segment profit margin	4.0%	5.1%	4.7%	3.4%

*Non-GAAP Financial Measure
2022 3Q FORM 10-Q 10

For the three months ended September 30, 2022, segment revenues were down $0.5 billion (12%) and segment profit was down $0.1 billion (31%).
Revenues decreased $0.2 billion (5%) organically*, primarily due to decreases in Gas Power HA turbine and aeroderivative deliveries, lower planned contractual services outages at Gas Power and decreases in Steam Power equipment on the exit of new build coal and prior year Steam Power services volume that did not repeat, partially offset by favorable price escalation in our long-term service agreements.
Profit decreased 23% organically* primarily due to lower planned contractual services outages and unfavorable equipment mix at Gas Power, partially offset by favorable price escalation in our long-term service agreements.
For the nine months ended September 30, 2022, segment revenues were down $1.0 billion (8%) and segment profit was up $0.1 billion (26%).
RPO as of September 30, 2022 decreased $1.3 billion (2%) from December 31, 2021, primarily driven by the continued wind down of the Steam Power new build coal business, sales outpacing new orders in Gas Power contractual services and the impact of the Russia and Ukraine conflict at Power Conversion.
Revenues decreased $0.2 billion (2%) organically*, primarily due to a reduction in Steam Power equipment on the exit of new build coal and prior year Steam Power services volume that did not repeat, partially offset by higher Gas Power aeroderivative deliveries and favorable price escalation in our long-term service agreements.
Profit increased $0.1 billion (27%) organically* primarily due to prior year project and legal charges at Steam Power that did not repeat, favorable price escalation in our long-term service agreements and higher Gas Power aeroderivative deliveries, partially offset by lower planned contractual services outages and unfavorable equipment mix at Gas Power.

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

REVENUES AND OPERATING PROFIT (COST)	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Corporate revenues	$210	$237	$635	$693
Insurance revenues	646	756	2,179	2,295
Eliminations and other	(212)	(394)	(769)	(1,171)
Total Corporate revenues	$643	$599	$2,044	$1,816

Gains (losses) on purchases and sales of business interests	$22	$(156)	$28	$(159)
Gains (losses) on equity securities	(89)	412	(1,859)	1,256
Restructuring and other charges	(183)	(64)	(253)	(395)
Separation costs	(227)	—	(553)	—
Steam asset sale impairment (Notes 6 and 7)	—	—	(825)	—
Russia and Ukraine charges	(33)	—	(263)	—
Insurance profit (loss) (Note 12)	(310)	55	87	426
Adjusted total corporate operating costs (Non-GAAP)	(140)	(287)	(307)	(767)
Total Corporate operating profit (cost) (GAAP)	$(960)	$(40)	$(3,947)	$361
Less: gains (losses), impairments, Insurance, and restructuring & other	(820)	247	(3,640)	1,128
Adjusted total corporate operating costs (Non-GAAP)	$(140)	$(287)	$(307)	$(767)

Functions & operations	$(127)	$(173)	$(258)	$(541)
Environmental, health and safety (EHS) and other items	(22)	(100)	(81)	(184)
Eliminations	9	(13)	32	(42)
Adjusted total corporate operating costs (Non-GAAP)	$(140)	$(287)	$(307)	$(767)

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

*Non-GAAP Financial Measure
2022 3Q FORM 10-Q 11

For the three months ended September 30, 2022, revenues remained relatively flat due to $0.2 billion of lower inter-segment eliminations offset by $0.1 billion of lower revenue in our run-off insurance business. Corporate operating profit decreased by $0.9 billion due to a $0.5 billion change in gains (losses) on equity securities, primarily related to $0.6 billion of higher mark-to-market losses on our Baker Hughes shares partially offset by $0.1 billion of mark-to-market gains on our AerCap shares. Operating profit also decreased due to $0.2 billion of separation costs and $0.1 billion of higher restructuring and other charges primarily related to our Renewable Energy and HealthCare segments. Corporate operating profit also decreased by $0.4 billion in our run-off Insurance business, primarily due to a charge related to terminating several reinsurance contracts (see Other Items - Insurance). These decreases were partially offset by $0.2 billion of lower losses on purchases and sales of business interests due to a $0.2 billion held for sale loss within our Power segment in 2021.
Adjusted total corporate operating costs* decreased by $0.1 billion due to cost favorability in our functions and lower costs associated with EHS and other items.

For the nine months ended September 30, 2022, revenues increased by $0.2 billion due to $0.4 billion of lower intersegment eliminations partially offset by $0.1 billion of lower revenue in our run-off Insurance business and $0.1 billion of lower revenue in our Digital business. Corporate operating profit decreased by $4.3 billion due to a $3.1 billion change in gains (losses) on equity securities, primarily related to $2.7 billion of mark-to-market losses on our AerCap shares and note and $0.3 billion of lower mark-to-market gains on our Baker Hughes shares. In addition, operating profit decreased due to $0.8 billion of non-cash impairment charges related to property, plant and equipment and intangible assets as a result of reclassification of a portion of our Steam Power business to held for sale in the first quarter of 2022 (see Note 2) and $0.3 billion of lower operating profit in our run-off Insurance business, primarily due to a charge related to terminating several reinsurance contracts (see Other Items - Insurance). Corporate operating profit also decreased as the result of $0.6 billion of separation costs and $0.3 billion of charges from contracts and recoverability of assets in connection with the conflict between Russia and Ukraine and resulting sanctions, primarily within our Aerospace and Power businesses. These decreases were partially offset by $0.2 billion of lower losses on purchases and sales of business interests due to a $0.2 billion held for sale loss within our Power segment in 2021 and $0.1 billion of lower restructuring and other charges.
Adjusted total corporate operating costs* decreased by $0.5 billion primarily as the result of $0.3 billion of lower functional costs, including favorability from market and foreign exchange dynamics, $0.1 billion of lower costs associated with EHS and other items and $0.1 billion due to lower intercompany eliminations.

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

RESTRUCTURING AND OTHER CHARGES	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Workforce reductions	$76	$132	$113	$634
Plant closures & associated costs and other asset write-downs	110	23	165	87
Acquisition/disposition net charges and other	14	9	41	16
Other	—	—	(3)	—
Total restructuring and other charges	$200	$164	$316	$736

Cost of equipment/services	$86	$61	$135	$349
Selling, general and administrative expenses	114	103	184	393
Other (income) loss	—	—	(3)	(7)
Total restructuring and other charges	$200	$164	$316	$736

Aerospace	$6	$3	$16	$64
HealthCare	88	68	110	127
Renewable Energy	66	14	78	149
Power	30	65	97	341
Corporate	10	14	15	55
Total restructuring and other charges	$200	$164	$316	$736
Restructuring and other charges cash expenditures	$76	$152	$332	$565

Liabilities associated with restructuring activities were approximately $0.9 billion and $1.0 billion, including actuarial determined post-employment severance benefits of $0.5 billion and $0.5 billion as of September 30, 2022 and December 31, 2021, respectively.

During the third quarter of 2022, we announced plans to undertake a restructuring program across our businesses planned to be part of GE Vernova, primarily reflecting the selectivity strategy to operate in fewer markets and to simplify and standardize product variants at Renewable Energy. The estimated cost of this multi-year restructuring program is approximately $0.6 billion, with the majority to be recognized in the first half of 2023. In October 2022, the company announced restructuring plans to reflect lower Corporate shared-service and footprint needs as GE HealthCare becomes independent. The estimated cost of this multi-year restructuring program is approximately $0.7 billion, with the majority to be recognized in the fourth quarter of 2022.
*Non-GAAP Financial Measure
2022 3Q FORM 10-Q 12

SEPARATION COSTS. In November 2021, the company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aviation, healthcare, and energy. As a result of this plan, we expect to incur separation, transition, and operational costs of approximately $2 billion and net tax costs of less than $0.5 billion, which will depend on specifics of the transactions.

We incurred pre-tax separation costs of $227 million and $553 million, primarily related to employee costs, costs to establish certain stand-alone functions and information technology systems, professional fees, and other transformation and transaction costs to transition to three stand-alone public companies, for the three and nine months ended September 30, 2022, respectively. These costs are presented as separation costs in our consolidated Statement of Earnings (Loss). In addition, we incurred $51 million and $59 million of net tax benefit, including taxes associated with planned legal entity restructuring and changes to indefinite reinvestment of foreign earnings, for the three and nine months ended September 30, 2022, respectively. We spent $96 million and $118 million in cash for the three and nine months ended September 30, 2022, respectively.

INTEREST AND OTHER FINANCIAL CHARGES were $0.4 billion and $0.5 billion for the three months ended and $1.2 billion and $1.4 billion for the nine months ended September 30, 2022 and 2021, respectively. The decrease was primarily due to lower average borrowings balances, partially offset by a lower allocation of interest expense to discontinued operations. Inclusive of interest expense in discontinued operations, total interest and other financial charges were $0.4 billion and $0.6 billion for the three months ended and $1.2 billion and $2.0 billion for the nine months ended September 30, 2022 and 2021, respectively. The primary components of interest and other financial charges are interest on short- and long-term borrowings.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for information about our pension and retiree benefit plans.

INCOME TAXES. For the three months ended September 30, 2022, the income tax rate was (38.2)% compared to 0.3% for the three months ended September 30, 2021. The tax rate for 2022 reflects a tax expense on a pre-tax loss.

The provision for income taxes was an insignificant amount for both the three months ended September 30, 2022 and 2021. The increase in tax was primarily due to the nonrecurrence of the tax benefit associated with an internal restructuring to recognize stock losses in the third quarter of 2021, partially offset by the decrease in pre-tax income excluding the net loss in 2022 on our interest in AerCap and Baker Hughes. There was an insignificant tax effect on the net loss in 2022 on AerCap and Baker Hughes because of our excess capital loss position.

For the three months ended September 30, 2022, the adjusted income tax rate* was 27.7% compared to 25.3% for the three months ended September 30, 2021. The adjusted income tax rate* increased primarily due to higher tax expense related to stock-based compensation.

For the nine months ended September 30, 2022, the income tax rate was (65.6)% compared to 149.5% for the nine months ended September 30, 2021. The tax rate for 2022 reflects a tax expense on a pre-tax loss. The tax rate for 2021 reflects a tax benefit on a pre-tax loss.

The provision (benefit) for income taxes was $0.5 billion for the nine months ended September 30, 2022 compared to $(0.3) billion for the nine months ended September 30, 2021. The increase in tax was primarily due to the nonrecurrence of tax benefits associated with internal restructurings to recognize deductible stock and loan losses in 2021 and the increase in pre-tax income excluding the net loss in 2022 on our interest in AerCap and Baker Hughes and asset impairments. There was an insignificant tax effect on the net loss in 2022 on AerCap and Baker Hughes because of our excess capital loss position.

For the nine months ended September 30, 2022, the adjusted income tax rate* was 27.4% compared to 24.5% for the nine months ended September 30, 2021. The adjusted income tax rate* increased primarily due to the nonrecurrence of a 2021 benefit from planning to utilize non-U.S. loss carryovers.

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

CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY. We intend to maintain a disciplined financial policy with a sustainable investment-grade long-term credit rating. In the fourth quarter of 2021, the Company announced plans to form three industry-leading, global, investment-grade companies, each of which will determine their own financial policies, including capital allocation, dividend, mergers and acquisitions and share buyback decisions.

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

*Non-GAAP Financial Measure
2022 3Q FORM 10-Q 13

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flows* from our operating businesses, cash generated from asset sales and dispositions, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of Aerospace-related customer allowances, market conditions and our ability to execute dispositions. Total cash, cash equivalents and restricted cash was $12.6 billion at September 30, 2022, of which $7.8 billion was held in the U.S. and $4.8 billion was held outside the U.S.

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

Cash, cash equivalents and restricted cash at September 30, 2022 included $2.3 billion of cash held in countries with currency control restrictions (including a total of $0.1 billion in Russia and Ukraine) and $0.4 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised funds restricted in connection with certain ongoing litigation matters. Excluded from cash, cash equivalents and restricted cash was $0.4 billion of cash in our run-off Insurance business, which was classified as All other assets in the Statement of Financial Position.

In connection with the program we launched in 2020 to fully monetize our Baker Hughes position over approximately three years, we received proceeds of $4.1 billion during the first nine months of 2022. In addition, we expect to fully monetize our stake in AerCap over time.

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

On March 6, 2022, the Board of Directors authorized the repurchase of up to $3 billion of our common stock. In connection with this authorization, we repurchased 4.5 million shares for $0.3 billion and 9.1 million shares for $0.6 billion for the three months and nine months ended September 30, 2022, respectively.

BORROWINGS. Consolidated total borrowings were $30.4 billion and $35.2 billion at September 30, 2022 and December 31, 2021, respectively, a decrease of $4.8 billion. The reduction in borrowings was driven primarily by $2.9 billion of net maturities and repayments of debt and $1.7 billion related to changes in foreign exchange rates.

We have in place committed revolving credit facilities totaling $14.3 billion at September 30, 2022, comprising a $10.0 billion unused back-up revolving syndicated credit facility and a total of $4.3 billion of bilateral revolving credit facilities.

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

We are disclosing our credit ratings and any current quarter updates to these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to liquidity. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. In connection with the planned spin-off of GE HealthCare, rating agencies are reviewing ratings for both GE HealthCare and GE. For a description of some of the potential consequences of a reduction in our credit ratings, see the Financial Risks section of Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021.

Substantially all of the Company's debt agreements in place at September 30, 2022 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant, which we satisfied at September 30, 2022.

*Non-GAAP Financial Measure
2022 3Q FORM 10-Q 14

The Company may from time to time enter into agreements that contain minimum ratings requirements. The following table provides a summary of the maximum estimated liquidity impact in the event of further downgrades below each stated ratings level.

Triggers Below	At September 30, 2022
BBB+/A-2/P-2	$215
BBB/A-3/P-3	650
BBB-	1,224
BB+ and below	592
Our most significant contractual ratings requirements are related to ordinary course commercial activities. The timing within the quarter of the potential liquidity impact of these areas may differ, as can the remedies to resolving any potential breaches of required ratings levels.

FOREIGN EXCHANGE. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Chinese renminbi, the Indian rupee and the Japanese yen, among others. The effects of foreign currency fluctuations on earnings was less than $0.1 billion for both the three and nine months ended September 30, 2022 and 2021. See Note 19 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS
CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and post retirement plans.

Cash from operating activities was $1.3 billion in 2022, an increase of $2.8 billion compared to 2021, primarily due to: a decrease in financial services-related cash collateral paid net of settlements on interest rate derivative contracts of $1.3 billion, which is a standard market practice to minimize derivative counterparty exposures; an increase in net income (after adjusting for amortization of intangible assets, non-cash losses related to our interests in AerCap and Baker Hughes and non-operating debt extinguishment costs) primarily in our Aerospace business; a decrease in cash used for working capital of $0.2 billion; and an increase in cash from All other operating activities of $1.3 billion. The components of All other operating activities were as follows:

Nine months ended September 30	2022	2021
Increase (decrease) in Aerospace-related customer allowance accruals	$565	$543
Net interest and other financial charges/(cash paid)	7	(474)
Increase (decrease) in employee benefit liabilities	(170)	(111)
Net restructuring and other charges/(cash expenditures)	(70)	144
Decrease in factoring related liabilities	(26)	(501)
Cash settlement of Alstom legacy legal matter	—	(175)
Other	(117)	(543)
All other operating activities	$189	$(1,117)

The cash impacts from changes in working capital compared to prior year were as follows: current receivables of $(3.6) billion, driven by higher volume and lower collections, partially offset by the impact of decreases in sales of receivables to third parties in 2021; inventories, including deferred inventory, of $(1.6) billion, driven by higher material purchases and lower liquidations; current contract assets of $0.3 billion, driven by higher billings on our long-term service agreements, partially offset by lower revenue recognition on those agreements and net favorable changes in estimated profitability; accounts payable and equipment project accruals of $2.3 billion, driven by lower disbursements related to purchases of materials in prior periods and higher volume; and progress collections and current deferred income of $2.8 billion, driven by lower liquidations and higher collections, including $0.6 billion of increased customer collections on equipment orders to support production at our Aerospace business.

Cash from investing activities was $1.2 billion in 2022, a decrease of $1.7 billion compared to 2021, primarily due to: cash paid related to net settlements between our continuing operations and businesses in discontinued operations of $0.3 billion in 2022, primarily related to a capital contribution to Bank BPH, as compared to cash received of $1.8 billion in 2021, primarily from our GECAS business (both components of All other investing activities); the nonrecurrence of deferred purchase price collections on our receivable facilities of $0.4 billion; partially offset by an increase in proceeds of $1.1 billion from the sales of our retained ownership interest in Baker Hughes. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flows*, was $1.0 billion in both 2022 and 2021.

Cash used for financing activities was $5.1 billion in 2022, a decrease of $7.4 billion compared to 2021, primarily due to: the nonrecurrence of cash paid to repurchase long term debt of $8.7 billion, including cash paid for debt extinguishment costs of $1.7 billion in 2021; partially offset by higher cash paid on derivatives hedging foreign currency debt of $0.6 billion (a component of All other financing activities); and an increase in purchases of GE common stock for treasury of $0.6 billion.

*Non-GAAP Financial Measure
2022 3Q FORM 10-Q 15

CASH FLOWS FROM DISCONTINUED OPERATIONS. Cash from investing activities in 2022 was primarily due to a capital contribution to Bank BPH from continuing operations. Cash from operating activities and cash used for investing activities in 2021 was primarily due to cash generated from earnings in our GECAS business and net settlements from GECAS to continuing operations, respectively.

SUPPLY CHAIN FINANCE PROGRAMS. We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE receivables to third parties at the sole discretion of both the suppliers and the third parties. At September 30, 2022 and December 31, 2021, included in accounts payable was $4.0 billion and $3.4 billion, respectively, of supplier invoices that are subject to the third-party programs. Total supplier invoices paid through these third-party programs were $5.6 billion and $4.9 billion for the nine months ended September 30, 2022 and 2021, respectively.

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our accounting policies and critical accounting estimates.

OTHER ITEMS
INSURANCE. Premium Deficiency Testing. We completed our annual premium deficiency testing in the aggregate across our run-off insurance portfolio in the third quarter of 2022. These procedures included updating certain experience studies since our last test completed in the third quarter of 2021, independent actuarial analysis (principally on long-term care insurance exposures) and review of industry benchmarks. Using updated assumptions, the 2022 premium deficiency testing results indicated a positive margin of about 10% of the related future policy benefit reserves recorded at September 30, 2022, or approximately equivalent to the 2021 premium deficiency testing results. The premium deficiency testing margin in 2022 was impacted by a lower discount rate in our Employers Reassurance Corporation (ERAC) portfolio due to the recapture transaction, as explained below, partially offset by higher prevailing benchmark interest rates in the U.S. The portfolio of investment securities expected to be received from the recapture transaction were assumed to be invested at yields below ERAC’s current portfolio yield before ultimately grading to the long-term average investment yield as we realign the portfolio over time. This effect was partially offset by the net impact from assumed moderately higher near-term mortality related to COVID-19 in the aggregate across our run-off insurance products (i.e., for life insurance products, higher mortality increases the present value of expected future benefit payments, while for annuity and long-term care insurance contracts, higher mortality decreases the present value of expected future benefit payments). Excluding the net impact from assumed moderately higher near-term mortality related to COVID-19, we have made no substantial change to our assumptions concerning morbidity, morbidity improvement, mortality, mortality improvement, terminations, or long-term care insurance premium rate increases in 2022. As with all assumptions underlying our premium deficiency testing, we will continue to monitor these factors, which may result in future changes in our assumptions.

As noted below in Other Items - New Accounting Standards, we are in process of converting our long-term care insurance claim cost projection models to first principles models and expect to maintain a positive margin in connection with these changes.

In third quarter of 2022, we agreed to terminate substantially all long-term care insurance exposures previously ceded to a single reinsurance company (recapture transaction). In connection with the recapture transaction, which is effective in the fourth quarter of 2022, we expect to receive a portfolio of investment securities in complete settlement of reinsurance recoverables previously recognized under retrocession agreements with the reinsurance company, which represent substantially all of our reinsurance recoverables balance as of September 30, 2022. In the third quarter of 2022, we recorded an increase to our allowance for credit losses on such reinsurance recoverables of $0.4 billion (pre-tax) ($0.3 billion (after-tax)), reflecting terms of the recapture transaction and the $2.5 billion estimated fair value of the portfolio of investment securities expected to be received in the fourth quarter of 2022, and is unrelated to changes in claim experience or projections of future policy benefit reserves. We expect to recoup this over time as the investment securities mature to par value.

The recapture transaction reduces both our financial and operational risks by removing the future inherent risk of collectability of reinsurance recoverables, eliminating retrocession contracts having complex terms and conditions, assuming direct control of the portfolio of investment securities held in a trust for our benefit and redeploying those assets consistent with our portfolio realignment strategy and establishing administration service standards intended to enhance claim administration and innovation efforts. The effect of the recapture agreement does not increase our long-term care insurance liabilities as under the existing retrocession agreements we were not previously relieved of our primary obligation to companies from which we originally assumed the liabilities. In addition, we do not expect changes to projected statutory funding as a result of the recapture transaction.

GAAP Reserve Sensitivities. The following table provides sensitivities with respect to the impact of changes of key assumptions underlying our 2022 premium deficiency testing, exclusive of the impacts of converting our long-term care insurance claim cost projection models to first principles models as the conversion remains incomplete at the time of our 2022 premium deficiency testing. Many of our assumptions are interdependent and require evaluation individually and in the aggregate across all insurance products. Small changes in the amounts used in the sensitivities could result in materially different outcomes from those reflected below.
2022 3Q FORM 10-Q 16

	2021 assumption	2022 assumption	Hypothetical change in 2022 assumption	Estimated adverse impact to projected present value of future cash flows (In millions, pre-tax)
Long-term care insurance morbidity improvement	1.25% per year over 12 to 20 years	1.25% per year over 12 to 20 years	25 basis point reduction No morbidity improvement	$500 $2,500
Long-term care insurance morbidity	Based on company experience	Based on company experience	5% increase in dollar amount of paid claims	$900
Long-term care insurance mortality improvement	0.5% per year for 10 years with annual improvement graded to 0% over next 10 years	0.5% per year for 10 years with annual improvement graded to 0% over next 10 years	1.0% per year for 10 years with annual improvement graded to 0% over next 10 years	$400
Total terminations:
Long-term care insurance mortality	Based on company experience	Based on company experience	Any change in termination assumptions that reduce total terminations by 10%	$900
Long-term care insurance lapse rate	Varies by block, attained age and benefit period; average 0.5% - 1.15%	Varies by block, attained age and benefit period; average 0.5% -1.15%
Long-term care insurance benefit exhaustion	Based on company experience	Based on company experience
Long-term care insurance future premium rate increases	Varies by block based on filing experience	Varies by block based on filing experience	25% adverse change in success rate on premium rate increase actions not yet approved	$200
Overall discount rate	6.15%	6.20%	25 basis point reduction	$700
Life insurance mortality	Based on company experience	Based on company experience	5% increase in mortality	$300

While higher assumed inflation, holding all other assumptions constant, would result in unfavorable impacts to the projected present value of future cash flows, it would be expected to be mitigated by a higher discount rate and contractual daily or monthly benefit caps.

See Other Items - New Accounting Standards, Note 12 and Other Items within MD&A in our Annual Report on Form 10-K for the year ended December 31, 2021 for further information related to our run-off insurance operations.

NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board issued new guidance on accounting for long-duration insurance contracts that is effective for our interim and annual periods beginning January 1, 2023 and applied retrospectively to January 1, 2021 (i.e., the transition date). We will adopt the new guidance using the modified retrospective transition method where permitted. We expect adoption of the new guidance will significantly change the accounting for measurements of our long-duration insurance liabilities and reinsurance recoverables and materially affect our consolidated financial statements and require changes to our actuarial, accounting and financial reporting processes, systems, and internal controls. The new guidance requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions warrant revision with any required changes recorded in earnings. These changes will result in the elimination of premium deficiency testing and shadow adjustments. Under the new guidance, the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of our insurance liabilities and is required to be updated in each reporting period with changes recorded in Accumulated other comprehensive income (AOCI). As reinsurance recoverables are recognized in a manner consistent with the liabilities relating to the underlying reinsurance contracts, changes in reinsurance recoverables from updating the single A discount rate in each reporting period are also recognized in AOCI. The allowance for credit losses on reinsurance recoverables will continue to be based on the locked-in discount rate for purposes of assessing changes in each reporting period. As such, movements in the gross reinsurance recoverable balance resulting from changes in the single A discount rate will not impact the allowance for credit losses. Following the recapture transaction effective in the fourth quarter of 2022, as explained in Other Items – Insurance above, the remaining reinsurance recoverables are not expected to be material.

In conjunction with the adoption of the new guidance, we are in process of converting our long-term care insurance claim cost projection models to first principles models that are based on more granular assumptions of expected future experience and will facilitate the new guidance's requirements.

2022 3Q FORM 10-Q 17

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

To demonstrate the sensitivity of market interest rates on both our insurance liabilities and related assets, if the January 1, 2021 transition date adjustment used rates as of September 30, 2022, while holding everything else constant, we estimate the decrease in Shareholders’ equity at the transition date would be in an after-tax range of $4.0 billion to $5.0 billion.

The new guidance is only applicable to the measurements of our long-duration insurance liabilities under GAAP. In addition, we do not expect changes to statutory insurance reserves, regulatory capital requirements or projected funding as a result of the implementation of the first principles models.

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

ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Three months ended September 30	2022	2021	V%	2022	2021	V%	2022	2021	V pts
Aerospace (GAAP)	$6,705	$5,398	24%	$1,284	$846	52%	19.1%	15.7%	3.4pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(22)	—		39	(2)
Aerospace organic (Non-GAAP)	$6,726	$5,398	25%	$1,245	$848	47%	18.5%	15.7%	2.8pts

HealthCare (GAAP)	$4,613	$4,339	6%	$712	$704	1%	15.4%	16.2%	(0.8)pts
Less: acquisitions	61	—		2	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(232)	—		(20)	2
HealthCare organic (Non-GAAP)	$4,784	$4,339	10%	$731	$702	4%	15.3%	16.2%	(0.9)pts

Renewable Energy (GAAP)	$3,594	$4,208	(15)%	$(934)	$(151)	U	(26.0)%	(3.6)%	(22.4)pts
Less: acquisitions	—	(21)		—	(5)
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(231)	(3)		16	(23)
Renewable Energy organic (Non-GAAP)	$3,825	$4,231	(10)%	$(950)	$(123)	U	(24.8)%	(2.9)%	(21.9)pts

Power (GAAP)	$3,529	$4,026	(12)%	$141	$204	(31)%	4.0%	5.1%	(1.1)pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	158		—	—
Less: foreign currency effect	(145)	5		(6)	13
Power organic (Non-GAAP)	$3,675	$3,863	(5)%	$148	$192	(23)%	4.0%	5.0%	(1.0)pts

2022 3Q FORM 10-Q 18

ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenue			Segment profit (loss)			Profit margin
Nine months ended September 30	2022	2021	V%	2022	2021	V%	2022	2021	V pts
Aerospace (GAAP)	$18,434	$15,230	21%	$3,341	$1,664	F	18.1%	10.9%	7.2pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(50)	1		88	5
Aerospace organic (Non-GAAP)	$18,485	$15,229	21%	$3,253	$1,658	96%	17.6%	10.9%	6.7pts

HealthCare (GAAP)	$13,494	$13,100	3%	$1,901	$2,203	(14)%	14.1%	16.8%	(2.7)pts
Less: acquisitions	175	—		(56)	(5)
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(484)	—		(90)	(17)
HealthCare organic (Non-GAAP)	$13,803	$13,100	5%	$2,047	$2,225	(8)%	14.8%	17.0%	(2.2)pts

Renewable Energy (GAAP)	$9,564	$11,505	(17)%	$(1,786)	$(484)	U	(18.7)%	(4.2)%	(14.5)pts
Less: acquisitions	—	(43)		—	(13)
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(442)	—		73	(29)
Renewable Energy organic (Non-GAAP)	$10,006	$11,547	(13)%	$(1,860)	$(442)	U	(18.6)%	(3.8)%	(14.8)pts

Power (GAAP)	$11,233	$12,242	(8)%	$524	$416	26%	4.7%	3.4%	1.3pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	476		—	—
Less: foreign currency effect	(321)	(4)		(24)	(15)
Power organic (Non-GAAP)	$11,553	$11,770	(2)%	$548	$432	27%	4.7%	3.7%	1.0pts

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES (NON-GAAP)	Three months ended September 30			Nine months ended September 30
	2022	2021	V%	2022	2021	V%
Total revenues (GAAP)	$19,084	$18,569	3%	$54,769	$53,893	2%
Less: Insurance revenues	646	756		2,179	2,295
Adjusted revenues (Non-GAAP)	$18,438	$17,813	4%	$52,591	$51,598	2%
Less: acquisitions	61	(21)		177	(42)
Less: business dispositions	—	70		—	179
Less: foreign currency effect(a)	(638)	2		(1,314)	(3)
Organic revenues (Non-GAAP)	$19,015	$17,762	7%	$53,728	$51,465	4%

(a) Foreign currency impact in 2022 was primarily driven by U.S. dollar appreciation against the euro, British pound and Japanese yen.
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of revenues from our run-off Insurance business, acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

EQUIPMENT AND SERVICES	Three months ended September 30			Nine months ended September 30
ORGANIC REVENUES (NON-GAAP)	2022	2021	V%	2022	2021	V%
Total equipment revenues (GAAP)	$8,082	$8,903	(9)%	$22,549	$25,172	(10)%
Less: acquisitions	61	—		174	—
Less: business dispositions	—	(45)		—	(146)
Less: foreign currency effect	(401)	—		(811)	(1)
Equipment organic revenues (Non-GAAP)	$8,423	$8,947	(6)%	$23,187	$25,319	(8)%

Total services revenues (GAAP)	$10,356	$8,910	16%	$30,041	$26,427	14%
Less: acquisitions	—	(21)		3	(42)
Less: business dispositions	—	114		—	324
Less: foreign currency effect	(236)	2		(503)	(2)
Services organic revenues (Non-GAAP)	$10,592	$8,815	20%	$30,541	$26,146	17%
We believe this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.
2022 3Q FORM 10-Q 19

ADJUSTED PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended September 30			Nine months ended September 30
	2022	2021	V%	2022	2021	V%
Total revenues (GAAP)	$19,084	$18,569	3%	$54,769	$53,893	2%
Less: Insurance revenues (Note 12)	646	756		2,179	2,295
Adjusted revenues (Non-GAAP)	$18,438	$17,813	4%	$52,591	$51,598	2%

Total costs and expenses (GAAP)	$19,334	$18,337	5%	$54,653	$55,866	(2)%
Less: Insurance cost and expenses (Note 12)	956	701		2,092	1,869
Less: interest and other financial charges(a)	377	446		1,146	1,403
Less: non-operating benefit cost (income)	(125)	427		(396)	1,374
Less: restructuring & other(a)	183	64		256	402
Less: debt extinguishment costs (Note 11)	—	—		—	1,416
Less: separation costs(a)	227	—		553	—
Less: Steam asset sale impairment(a)	—	—		825	—
Less: Russia and Ukraine charges(a)	33	—		263	—
Add: noncontrolling interests	4	(73)		51	(72)
Add: EFS benefit from taxes	(52)	(33)		(160)	(111)
Adjusted costs (Non-GAAP)	$17,637	$16,592	6%	$49,805	$49,219	1%

Other income (loss) (GAAP)	$195	$351	(44)%	$(941)	$1,757	U
Less: gains (losses) on equity securities(a)	(89)	412		(1,859)	1,256
Less: restructuring & other(a)	—	—		3	7
Less: gains (losses) on purchases and sales of business interests(a)	22	(156)		28	(159)
Adjusted other income (loss) (Non-GAAP)	$263	$95	F	$888	$653	36%

Profit (loss) (GAAP)	$(55)	$584	U	$(825)	$(216)	U
Profit (loss) margin (GAAP)	(0.3)%	3.1%	(3.4)pts	(1.5)%	(0.4)%	(1.1)pts

Adjusted profit (loss) (Non-GAAP)	$1,064	$1,316	(19)%	$3,673	$3,033	21%
Adjusted profit (loss) margin (Non-GAAP)	5.8%	7.4%	(1.6)pts	7.0%	5.9%	1.1pts

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

ADJUSTED ORGANIC PROFIT (NON-GAAP)	Three months ended September 30				Nine months ended September 30
	2022	2021	V%		2022	2021	V%
Adjusted profit (loss) (Non-GAAP)	$1,064	$1,316	(19)%		$3,673	$3,033	21%
Less: acquisitions	(5)	(5)			(74)	(17)
Less: business dispositions	—	5			—	13
Less: foreign currency effect(a)	21	2			35	(21)
Adjusted organic profit (loss) (Non-GAAP)	$1,048	$1,314	(20)%		$3,712	$3,058	21%

Adjusted profit (loss) margin (Non-GAAP)	5.8%	7.4%	(1.6)	pts	7.0%	5.9%	1.1	pts
Adjusted organic profit (loss) margin (Non-GAAP)	5.5%	7.4%	(1.9)	pts	6.9%	5.9%	1.0	pts

(a) Included foreign currency negative effect on revenues of $638 million and $1,314 million and positive effect on operating costs and other income (loss) of $658 million and $1,349 million for the three and nine months ended September 30, 2022, respectively.

We believe this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

2022 3Q FORM 10-Q 20

ADJUSTED EARNINGS (LOSS) AND	Three months ended September 30			Nine months ended September 30
ADJUSTED INCOME TAX RATE (NON-GAAP)	2022	2021	V%	2022	2021	V%
Earnings (loss) from continuing operations (GAAP) (Note 17)	$(150)	$593	U	$(1,606)	$(11)	U
Insurance earnings (loss) (pre-tax)	(310)	56		92	430
Tax effect on Insurance earnings (loss)	63	(14)		(24)	(95)
Less: Insurance earnings (loss) (net of tax) (Note 12)	(247)	42		68	334
Earnings (loss) excluding Insurance (Non-GAAP)	$97	$551	(82)%	$(1,674)	$(345)	U
Non-operating benefit (cost) income (pre-tax) (GAAP)	125	(427)		396	(1,374)
Tax effect on non-operating benefit (cost) income	(26)	90		(83)	289
Less: Non-operating benefit (cost) income (net of tax)	99	(337)		313	(1,085)
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	22	(156)		28	(159)
Tax effect on gains (losses) on purchases and sales of business interests	39	30		68	31
Less: Gains (losses) on purchases and sales of business interests (net of tax)	61	(126)		95	(128)
Gains (losses) on equity securities (pre-tax)(a)	(89)	412		(1,859)	1,256
Tax effect on gains (losses) on equity securities(b)(c)	(9)	78		(15)	155
Less: Gains (losses) on equity securities (net of tax)	(98)	490		(1,874)	1,411
Restructuring & other (pre-tax)(a)	(183)	(64)		(253)	(395)
Tax effect on restructuring & other	38	7		54	36
Less: Restructuring & other (net of tax)	(144)	(57)		(199)	(359)
Debt extinguishment costs (pre-tax) (Note 11)	—	—		—	(1,416)
Tax effect on debt extinguishment costs	—	—		—	298
Less: Debt extinguishment costs (net of tax)	—	—		—	(1,119)
Separation costs (pre-tax)(a)	(227)	—		(553)	—
Tax effect on separation costs	51	—		59	—
Less: Separation costs (net of tax)	(176)	—		(495)	—
Steam asset sale impairment (pre-tax)(a)	—	—		(825)	—
Tax effect on Steam asset sale impairment	—	—		84	—
Less: Steam asset sale impairment (net of tax)	—	—		(741)	—
Russia and Ukraine charges (pre-tax)(a)	(33)	—		(263)	—
Tax effect on Russia and Ukraine charges	—	—		15	—
Less: Russia and Ukraine charges (net of tax)	(33)	—		(248)	—
Less: Accretion of redeemable noncontrolling interest (pre-tax and net of tax) (Note 17)	—	(9)		—	(9)
Less: Accretion of preferred share repurchase (pre-tax and net of tax) (Note 17)	3	—		3	—
Less: U.S. and foreign tax law change enactment	—	—		(37)	8
Less: Tax loss related to GECAS transaction	—	—		—	(44)
Adjusted earnings (loss) (Non-GAAP)	$385	$591	(35)%	$1,509	$980	54%

Earnings (loss) from continuing operations before taxes (GAAP)	$(55)	$584		$(825)	$(216)
Less: Total adjustments above (pre-tax)	(695)	(180)		(3,239)	(1,659)
Adjusted earnings before taxes (Non-GAAP)	$640	$763		$2,414	$1,443

Provision (benefit) for income taxes (GAAP)	$21	$2		$541	$(323)
Less: Tax effect on adjustments above	(157)	(191)		(121)	(677)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$177	$193		$662	$354

Income tax rate (GAAP)	(38.2)%	0.3%		(65.6)%	149.5%
Adjusted income tax rate (Non-GAAP)	27.7%	25.3%		27.4%	24.5%

(a) See the Corporate and Other Consolidated Information sections for further information.
(b) Includes tax benefits available to offset the tax on gains (losses) on equity securities.
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

*Non-GAAP Financial Measure
2022 3Q FORM 10-Q 21

ADJUSTED EARNINGS (LOSS) PER SHARE (EPS) (NON-GAAP)	Three months ended September 30			Nine months ended September 30
(In dollars)	2022	2021	V%	2022	2021	V%
Earnings (loss) per share from continuing operations (GAAP) (Note 17)	$(0.14)	$0.54	U	$(1.46)	$(0.01)	U
Insurance earnings (loss) (pre-tax)	(0.28)	0.05		0.08	0.39
Tax effect on Insurance earnings (loss)	0.06	(0.01)		(0.02)	(0.09)
Less: Insurance earnings (loss) (net of tax) (Note 12)	(0.23)	0.04		0.06	0.30
Earnings (loss) per share excluding Insurance (Non-GAAP)	$0.09	$0.50	(82)%	$(1.53)	$(0.31)	U
Non-operating benefit (cost) income (pre-tax) (GAAP)	0.11	(0.39)		0.36	(1.25)
Tax effect on non-operating benefit (cost) income	(0.02)	0.08		(0.08)	0.26
Less: Non-operating benefit (cost) income (net of tax)	0.09	(0.31)		0.29	(0.99)
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	0.02	(0.14)		0.03	(0.14)
Tax effect on gains (losses) on purchases and sales of business interests	0.04	0.03		0.06	0.03
Less: Gains (losses) on purchases and sales of business interests (net of tax)	0.06	(0.11)		0.09	(0.12)
Gains (losses) on equity securities (pre-tax)(a)	(0.08)	0.37		(1.69)	1.14
Tax effect on gains (losses) on equity securities(b)(c)	(0.01)	0.07		(0.01)	0.14
Less: Gains (losses) on equity securities (net of tax)	(0.09)	0.44		(1.71)	1.29
Restructuring & other (pre-tax)(a)	(0.17)	(0.06)		(0.23)	(0.36)
Tax effect on restructuring & other	0.04	0.01		0.05	0.03
Less: Restructuring & other (net of tax)	(0.13)	(0.05)		(0.18)	(0.33)
Debt extinguishment costs (pre-tax) (Note 11)	—	—		—	(1.29)
Tax effect on debt extinguishment costs	—	—		—	0.27
Less: Debt extinguishment costs (net of tax)	—	—		—	(1.02)
Separation costs (pre-tax)(a)	(0.21)	—		(0.50)	—
Tax effect on separation costs	0.05	—		0.05	—
Less: Separation costs (net of tax)	(0.16)	—		(0.45)	—
Steam asset sale impairment (pre-tax)(a)	—	—		(0.75)	—
Tax effect on Steam asset sale impairment	—	—		0.08	—
Less: Steam asset sale impairment (net of tax)	—	—		(0.68)	—
Russia and Ukraine charges (pre-tax)(a)	(0.03)	—		(0.24)	—
Tax effect on Russia and Ukraine charges	—	—		0.01	—
Less: Russia and Ukraine charges (net of tax)	(0.03)	—		(0.23)	—
Less: Accretion of redeemable noncontrolling interest (pre-tax and net of tax) (Note 17)	—	(0.01)		—	(0.01)
Less: Accretion of preferred share repurchase (pre-tax and net of tax) (Note 17)	—	—		—	—
Less: U.S. and foreign tax law change enactment	—	—		(0.03)	0.01
Less: Tax loss related to GECAS transaction	—	—		—	(0.04)
Adjusted earnings (loss) per share (Non-GAAP)	$0.35	$0.53	(34)%	$1.38	$0.89	55%

(a) See the Corporate and Other Consolidated Information sections for further information.
(b) Includes tax benefits available to offset the tax on gains (losses) on equity securities.
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

*Non-GAAP Financial Measure
2022 3Q FORM 10-Q 22

FREE CASH FLOWS (FCF) (NON-GAAP)	Nine months ended September 30
	2022	2021	V$
CFOA (GAAP)	$1,293	$(1,527)	$2,820
Less: Insurance CFOA	48	40
CFOA excluding Insurance (Non-GAAP)	$1,245	$(1,568)	$2,813
Add: gross additions to property, plant and equipment	(957)	(895)
Add: gross additions to internal-use software	(78)	(78)
Less: separation costs cash expenditures	(118)	—
Less: taxes related to business sales	(143)	(6)
Less: CFOA impact from factoring programs discontinued in 2021	—	(3,067)
Less: CFOA impact from receivables factoring and supply chain finance eliminations	—	2,352
Free cash flows (Non-GAAP)	$471	$(1,819)	$2,290

We believe investors may find it useful to compare free cash flows* performance without the effects of CFOA related to our run-off Insurance business, separation costs cash expenditures and eliminations related to our receivables factoring and supply chain finance programs. We believe this measure will better allow management and investors to evaluate the capacity of our operations to generate free cash flows. The CFOA impact from receivables factoring and supply chain finance eliminations represents activity related to those internal programs previously facilitated for our industrial segments by our Working Capital Solutions business. We completed the exit from all internal factoring and supply chain finance programs in 2021.

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2022, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 6, 2022, the Board of Directors authorized up to $3 billion of common share repurchases. We repurchased 4,521 thousand shares for $314 million during the three months ended September 30, 2022 under this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorization	Approximate dollar value of shares that may yet be purchased under our share repurchase authorization
(Shares in thousands)

2022
July	1,532	$65.24	1,532
August	1,226	76.78	1,226
September	1,763	67.89	1,763
Total	4,521	$69.40	4,521	$2,352

LEGAL PROCEEDINGS. We are reporting the following environmental matter in compliance with SEC requirements to disclose environmental proceedings where a governmental authority is a party and that involve potential monetary sanctions of $300,000 or greater. In July 2022, GE received a notice of intention to impose an administrative fine of approximately $0.6 million related to a December 2019 liquid hazardous waste event at our Rehovot, Israel site. The event involved clean room waste that spilled onto an unsealed floor, leading to an escape of a small amount of liquid to a third-party facility on a lower floor. The Israeli Ministry of Environmental Protection (MEP) concluded that the incident breached the site’s toxins permit. In accordance with local law, GE has responded to MEP’s notice of fine challenging both the basis for, and level of, the fine. A decision from MEP is pending. Refer to Legal Matters and Environmental, Health and Safety Matters in Note 21 to the consolidated financial statements for additional information relating to legal matters.

*Non-GAAP Financial Measure
2022 3Q FORM 10-Q 23

STATEMENT OF EARNINGS (LOSS) (UNAUDITED)	Three months ended September 30
(In millions, per-share amounts in dollars)	2022	2021
Sales of equipment	$8,082	$8,903
Sales of services	10,356	8,910
Insurance revenues (Note 12)	646	756
Total revenues (Note 8)	19,084	18,569

Cost of equipment sold	8,118	8,128
Cost of services sold	6,253	5,274
Selling, general and administrative expenses	2,868	2,745
Separation costs	227	—
Research and development	686	627
Interest and other financial charges	390	462
Debt extinguishment costs (Note 11)	—	—
Insurance losses, annuity benefits and other costs (Note 12)	917	674
Non-operating benefit cost (income)	(125)	427
Total costs and expenses	19,334	18,337

Other income (loss) (Note 18)	195	351

Earnings (loss) from continuing operations before income taxes	(55)	584
Benefit (provision) for income taxes (Note 15)	(21)	(2)
Earnings (loss) from continuing operations	(76)	582
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(85)	602
Net earnings (loss)	(160)	1,184
Less net earnings (loss) attributable to noncontrolling interests	4	(73)
Net earnings (loss) attributable to the Company	(165)	1,257
Preferred stock dividends	(73)	(52)
Net earnings (loss) attributable to GE common shareholders	$(238)	$1,205

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$(76)	$582
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	4	(73)
Earnings (loss) from continuing operations attributable to the Company	(80)	655
Preferred stock dividends	(73)	(52)
Earnings (loss) from continuing operations attributable
to GE common shareholders	(153)	603
Earnings (loss) from discontinued operations attributable
to GE common shareholders	(85)	602
Net earnings (loss) attributable to GE common shareholders	$(238)	$1,205

Earnings (loss) per share from continuing operations (Note 17)
Diluted earnings (loss) per share	$(0.14)	$0.54
Basic earnings (loss) per share	$(0.14)	$0.54

Net earnings (loss) per share (Note 17)
Diluted earnings (loss) per share	$(0.21)	$1.08
Basic earnings (loss) per share	$(0.21)	$1.09

2022 3Q FORM 10-Q 24

STATEMENT OF EARNINGS (LOSS) (UNAUDITED)	Nine months ended September 30
(In millions, per-share amounts in dollars)	2022	2021
Sales of equipment	$22,549	$25,172
Sales of services	30,041	26,427
Insurance revenues (Note 12)	2,179	2,295
Total revenues (Note 8)	54,769	53,893

Cost of equipment sold	22,017	23,334
Cost of services sold	18,051	16,224
Selling, general and administrative expenses	9,239	8,503
Separation costs	553	—
Research and development	2,023	1,792
Interest and other financial charges	1,191	1,450
Debt extinguishment costs (Note 11)	—	1,416
Insurance losses, annuity benefits and other costs (Note 12)	1,975	1,773
Non-operating benefit cost (income)	(396)	1,374
Total costs and expenses	54,653	55,866

Other income (loss) (Note 18)	(941)	1,757

Earnings (loss) from continuing operations before income taxes	(825)	(216)
Benefit (provision) for income taxes (Note 15)	(541)	323
Earnings (loss) from continuing operations	(1,366)	107
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(580)	(2,856)
Net earnings (loss)	(1,946)	(2,748)
Less net earnings (loss) attributable to noncontrolling interests	51	(72)
Net earnings (loss) attributable to the Company	(1,997)	(2,677)
Preferred stock dividends	(192)	(180)
Net earnings (loss) attributable to GE common shareholders	$(2,189)	$(2,857)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$(1,366)	$107
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	51	(72)
Earnings (loss) from continuing operations attributable to the Company	(1,417)	179
Preferred stock dividends	(192)	(180)
Earnings (loss) from continuing operations attributable
to GE common shareholders	(1,609)	(1)
Earnings (loss) from discontinued operations attributable
to GE common shareholders	(580)	(2,856)
Net earnings (loss) attributable to GE common shareholders	$(2,189)	$(2,857)

Earnings (loss) per share from continuing operations (Note 17)
Diluted earnings (loss) per share	$(1.46)	$(0.01)
Basic earnings (loss) per share	$(1.46)	$(0.01)

Net earnings (loss) per share (Note 17)
Diluted earnings (loss) per share	$(1.99)	$(2.61)
Basic earnings (loss) per share	$(1.99)	$(2.61)

2022 3Q FORM 10-Q 25

STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share amounts)	September 30, 2022	December 31, 2021
Cash, cash equivalents and restricted cash(a)	$12,596	$15,770
Investment securities (Note 3)	6,297	12,297
Current receivables (Note 4)	17,197	15,620
Inventories, including deferred inventory costs (Note 5)	17,536	15,847
Current contract assets (Note 9)	3,701	4,881
All other current assets (Note 10)	2,059	1,933
Assets of businesses held for sale (Note 2)	696	—
Current assets	60,082	66,348

Investment securities (Note 3)	33,624	42,209
Property, plant and equipment – net (Note 6)	14,295	15,609
Goodwill (Note 7)	25,275	26,182
Other intangible assets – net (Note 7)	7,725	9,330
Contract and other deferred assets (Note 9)	6,221	6,124
All other assets (Note 10)	19,166	19,040
Deferred income taxes (Note 15)	11,504	10,855
Assets of discontinued operations (Note 2)	2,985	3,177
Total assets	$180,877	$198,874

Short-term borrowings (Note 11)	$4,285	$4,361
Accounts payable and equipment project accruals	17,331	16,243
Progress collections and deferred income (Note 9)	16,445	17,372
All other current liabilities (Note 14)	15,094	13,977
Liabilities of businesses held for sale (Note 2)	1,503	—
Current liabilities	54,657	51,953

Deferred income (Note 9)	1,842	1,989
Long-term borrowings (Note 11)	26,121	30,824
Insurance liabilities and annuity benefits (Note 12)	33,435	37,166
Non-current compensation and benefits	19,201	21,202
All other liabilities (Note 14)	11,767	13,240
Liabilities of discontinued operations (Note 2)	1,103	887
Total liabilities	148,124	157,262

Preferred stock (5,835,763 and 5,939,875 shares outstanding at September 30, 2022 and December 31, 2021, respectively)	6	6
Common stock (1,092,668,140 and 1,099,027,213 shares outstanding at September 30, 2022 and December 31, 2021, respectively)	15	15
Accumulated other comprehensive income (loss) – net attributable to GE	(4,405)	1,582
Other capital	34,254	34,691
Retained earnings	82,655	85,110
Less common stock held in treasury	(81,049)	(81,093)
Total GE shareholders’ equity	31,475	40,310
Noncontrolling interests (Note 16)	1,278	1,302
Total equity	32,753	41,612
Total liabilities and equity	$180,877	$198,874
(a) Excluded $476 million and $353 million at September 30, 2022 and December 31, 2021, respectively, primarily related to our run-off Insurance business, which is subject to regulatory restrictions, and is included in All other assets. See Note 10 for further information.

2022 3Q FORM 10-Q 26

STATEMENT OF CASH FLOWS (UNAUDITED)	Nine months ended September 30
(In millions)	2022	2021
Net earnings (loss)	$(1,946)	$(2,748)
(Earnings) loss from discontinued operations	580	2,856
Adjustments to reconcile net earnings (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant and equipment	1,310	1,390
Amortization of intangible assets (Note 7)	1,498	860
(Gains) losses on purchases and sales of business interests (Note 18)	(42)	155
(Gains) losses on equity securities (Note 18)	2,168	(1,035)
Debt extinguishment costs	—	1,416
Principal pension plans cost (Note 13)	412	1,990
Principal pension plans employer contributions	(242)	(232)
Other postretirement benefit plans (net) (Note 13)	(917)	(772)
Provision (benefit) for income taxes (Note 15)	541	(323)
Cash recovered (paid) during the year for income taxes	(810)	(1,048)
Changes in operating working capital:
Decrease (increase) in current receivables	(2,678)	874
Decrease (increase) in inventories, including deferred inventory costs	(2,774)	(1,184)
Decrease (increase) in current contract assets	764	498
Increase (decrease) in accounts payable and equipment project accruals	2,107	(167)
Increase (decrease) in progress collections and current deferred income	1,286	(1,509)
Financial services derivatives net collateral/settlement	(154)	(1,431)
All other operating activities	189	(1,117)
Cash from (used for) operating activities – continuing operations	1,293	(1,527)
Cash from (used for) operating activities – discontinued operations	124	2,427
Cash from (used for) operating activities	1,417	900

Additions to property, plant and equipment	(957)	(895)
Dispositions of property, plant and equipment	159	128
Additions to internal-use software	(78)	(78)
Proceeds from principal business dispositions	15	1
Net cash from (payments for) principal businesses purchased	(30)	(27)
Sales of retained ownership interests	4,071	2,961
Net (purchases) dispositions of insurance investment securities	(1,189)	(1,160)
All other investing activities	(774)	1,980
Cash from (used for) investing activities – continuing operations	1,218	2,909
Cash from (used for) investing activities – discontinued operations	374	(2,683)
Cash from (used for) investing activities	1,592	226

Net increase (decrease) in borrowings (maturities of 90 days or less)	67	(390)
Newly issued debt (maturities longer than 90 days)	3	364
Repayments and other debt reductions (maturities longer than 90 days)	(3,182)	(10,210)
Dividends paid to shareholders	(455)	(431)
Cash paid for debt extinguishment costs	—	(1,721)
Purchases of GE common stock for treasury	(688)	(87)
All other financing activities	(872)	(28)
Cash from (used for) financing activities – continuing operations	(5,127)	(12,502)
Cash from (used for) financing activities – discontinued operations	—	101
Cash from (used for) financing activities	(5,127)	(12,401)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(623)	(136)
Increase (decrease) in cash, cash equivalents and restricted cash	(2,741)	(11,412)
Cash, cash equivalents and restricted cash at beginning of year	16,859	37,608
Cash, cash equivalents and restricted cash at September 30	14,118	26,197
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	1,046	435
Cash, cash equivalents and restricted cash of continuing operations at September 30	$13,072	$25,762
2022 3Q FORM 10-Q 27

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions, net of tax)	2022	2021	2022	2021
Net earnings (loss)	$(160)	$1,184	$(1,946)	$(2,748)
Less: net earnings (loss) attributable to noncontrolling interests	4	(73)	51	(72)
Net earnings (loss) attributable to the Company	$(165)	$1,257	$(1,997)	$(2,677)

Currency translation adjustments	(912)	(158)	(1,858)	81
Benefit plans	259	753	788	2,372
Investment securities and cash flow hedges	(1,904)	2,151	(4,916)	2,222
Less: other comprehensive income (loss) attributable to noncontrolling interests	(4)	4	—	5
Other comprehensive income (loss) attributable to the Company	$(2,553)	$2,742	$(5,987)	$4,671

Comprehensive income (loss)	$(2,717)	$3,930	$(7,933)	$1,927
Less: comprehensive income (loss) attributable to noncontrolling interests	—	(69)	51	(67)
Comprehensive income (loss) attributable to the Company	$(2,718)	$3,999	$(7,984)	$1,994

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions)	2022	2021	2022	2021
Preferred stock issued	$6	$6	$6	$6
Common stock issued	$15	$15	$15	$15

Beginning balance	(1,852)	(7,820)	1,582	(9,749)
Currency translation adjustments	(909)	(160)	(1,857)	80
Benefit plans	259	751	786	2,369
Investment securities and cash flow hedges	(1,904)	2,151	(4,916)	2,222
Accumulated other comprehensive income (loss)	$(4,405)	$(5,078)	$(4,405)	$(5,078)
Beginning balance	34,382	34,032	34,691	34,307
Gains (losses) on treasury stock dispositions	(115)	(78)	(608)	(571)
Stock-based compensation	90	109	270	322
Other changes(a)	(103)	689	(99)	694
Other capital	$34,254	$34,751	$34,254	$34,751
Beginning balance	82,981	87,993	85,110	92,247
Net earnings (loss) attributable to the Company	(165)	1,257	(1,997)	(2,677)
Dividends and other transactions with shareholders	(161)	(152)	(457)	(473)
Retained earnings	$82,655	$89,098	$82,655	$89,098
Beginning balance	(80,883)	(81,425)	(81,093)	(81,961)
Purchases	(317)	(4)	(701)	(87)
Dispositions	150	116	745	733
Common stock held in treasury	$(81,049)	$(81,314)	$(81,049)	$(81,314)
GE shareholders' equity balance	31,475	37,477	31,475	37,477
Noncontrolling interests balance	1,278	1,484	1,278	1,484
Total equity balance at September 30	$32,753	$38,961	$32,753	$38,961
(a) Included $687 million related to the change in par value of issued common stock from $0.06 to $0.01 in the three and nine months ended September 30, 2021.

2022 3Q FORM 10-Q 28

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

In the third quarter of 2021, we signed an agreement to exit GE's share of our boiler manufacturing business in China in our Power segment and recorded a loss on the planned disposal of this business of $172 million in Other income (loss) in our consolidated Statement of Earnings (Loss). The transaction closed in the fourth quarter of 2021.

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE	September 30, 2022	December 31, 2021
Current receivables, inventories and contract assets	$475	$—
Property, plant and equipment and intangible assets - net	181	—
Other assets	40	—
Assets of businesses held for sale	$696	$—

Progress collections and deferred income	$1,101	$—
Accounts payable, equipment project accruals and other liabilities	402	—
Liabilities of businesses held for sale	$1,503	$—

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

GECAS/AerCap. On November 1, 2021, we completed the combination of our GECAS business with AerCap Holdings N.V. (AerCap). We deconsolidated this business, reclassified its results to discontinued operations for all periods presented and recognized a non-cash after-tax loss of $3,638 million in discontinued operations for the nine months ended September, 30, 2021.

We have continuing involvement with AerCap, primarily through our ownership interest, ongoing sales or leases of products and services, and transition services that we provide to AerCap. For the nine months ended September 30, 2022, we had direct and indirect sales of $100 million to and purchases of $124 million from AerCap, primarily related to engine sales and engine leases, respectively.

2022 3Q FORM 10-Q 29

Bank BPH. The mortgage portfolio in Poland (Bank BPH) comprises floating rate residential mortgages, 88% of which are indexed to or denominated in foreign currencies (primarily Swiss francs). At September 30, 2022, the total portfolio had a carrying value, net of reserves, of $1,276 million. The portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields as well as estimates with respect to ongoing litigation in Poland related to foreign currency-denominated mortgages and other factors. Loss from discontinued operations for the nine months ended September 30, 2022 included $562 million non-cash pre-tax charges, reflecting estimates with respect to ongoing litigation as well as market yields. To ensure appropriate capital levels, during the second quarter of 2022, we made a capital contribution of $530 million into Bank BPH. Future changes in the estimated legal liabilities or market yields could result in further losses and capital contributions related to these loans in future reporting periods. See Note 21 for further information.

RESULTS OF DISCONTINUED OPERATIONS	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Operations
Cost of equipment and services sold	$—	$(19)	$—	$(394)
Other income, costs and expenses	(153)	593	(608)	1,432

Earnings (loss) of discontinued operations before income taxes	$(153)	$575	$(608)	$1,037
Benefit (provision) for income taxes	(22)	(208)	(36)	(287)
Earnings (loss) of discontinued operations, net of taxes(a)	$(174)	$367	$(644)	$750

Disposal
Gain (loss) on disposal before income taxes	$—	$174	$(30)	$(3,661)
Benefit (provision) for income taxes(b)	90	62	95	55
Gain (loss) on disposal, net of taxes	$90	$236	$64	$(3,606)

Earnings (loss) from discontinued operations, net of taxes	$(85)	$602	$(580)	$(2,856)
(a) Included zero and $490 million from GECAS operations for the three months ended September 30, 2022 and 2021, respectively. Included zero and $1,163 million from GECAS operations, including zero and $359 million of depreciation and amortization, for the nine months ended September 30, 2022 and 2021, respectively.
(b) Included $90 million reduction in estimated income tax expense relating to the disposal of our GECAS business for both the three months ended and nine months ended September 30, 2022.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	September 30, 2022	December 31, 2021
Cash, cash equivalents and restricted cash	$1,046	$736
Financing receivables held for sale (Polish mortgage portfolio)	1,276	1,799
Property, plant, and equipment - net	76	88
All other assets	587	554
Assets of discontinued operations	$2,985	$3,177

Accounts payable and all other liabilities	$1,103	$887
Liabilities of discontinued operations	$1,103	$887

NOTE 3. INVESTMENT SECURITIES. All of our debt securities are classified as available-for-sale and substantially all are investment-grade supporting obligations to annuitants and policyholders in our run-off insurance operations. On November 1, 2021, we received 111.5 million ordinary shares of AerCap (approximately 46% ownership interest) and an AerCap senior note as partial consideration in conjunction with the GECAS transaction, for which we have adopted the fair value option. Our investment in Baker Hughes (BKR) comprises 33.1 million shares (approximately 3% ownership interest) at September 30, 2022. Both our AerCap and BKR investments are recorded as Equity securities with readily determinable fair values. Investment securities held within insurance entities are classified as non-current as they support the long-duration insurance liabilities.

2022 3Q FORM 10-Q 30

	September 30, 2022				December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity and note (AerCap)	$—	$—	$—	$5,602	$—	$—	$—	$8,287
Equity (Baker Hughes)	—	—	—	695	—	—	—	4,010
Current investment securities	$—	$—	$—	$6,297	$—	$—	$—	$12,297
Debt
U.S. corporate	$26,038	$483	$(2,571)	$23,950	$25,182	$5,502	$(33)	$30,652
Non-U.S. corporate	2,455	12	(366)	2,101	2,361	343	(4)	2,701
State and municipal	2,741	67	(236)	2,572	2,639	573	(6)	3,205
Mortgage and asset-backed	3,978	20	(288)	3,710	3,950	117	(47)	4,019
Government and agencies	1,087	34	(142)	979	1,086	104	(2)	1,188
Other equity	311	—	—	311	443	—	—	443
Non-current investment securities	$36,611	$615	$(3,602)	$33,624	$35,662	$6,639	$(92)	$42,209

The amortized cost of debt securities excludes accrued interest of $454 million and $415 million at September 30, 2022 and December 31, 2021, respectively, which is reported in All other current assets.

The estimated fair value of investment securities at September 30, 2022 decreased since December 31, 2021, primarily due to higher market yields and widening credit spreads, BKR share sales, and the mark-to-market effect on our equity interest in AerCap, partially offset by new insurance investments and the mark-to-market effect on our equity interest in BKR.

Total estimated fair value of debt securities in an unrealized loss position were $22,173 million and $3,446 million, of which $1,679 million and $644 million had gross unrealized losses of $(380) million and $(42) million and had been in a loss position for 12 months or more at September 30, 2022 and December 31, 2021, respectively. Gross unrealized losses of $(3,602) million at September 30, 2022 included $(2,571) million related to U.S. corporate securities, $(162) million related to commercial mortgage-backed securities (CMBS) collateralized by pools of commercial mortgage loans on real estate, and $(118) million related to Asset-backed securities. The majority of our U.S. corporate securities' gross unrealized losses were in the consumer, technology, electric and energy industries. The majority of our CMBS and Asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.

Net unrealized gains (losses) for equity securities with readily determinable fair values, which are recorded in Other income (loss) within continuing operations, were $(139) million and $405 million for the three months ended and $(1,989) million and $1,051 million for the nine months ended September 30, 2022 and 2021, respectively.

Proceeds from debt and equity securities sales, early redemptions by issuers and principal payments on the BKR promissory note totaled $693 million and $1,745 million for the three months ended and $6,116 million and $4,695 million for the nine months ended September 30, 2022 and 2021, respectively. Gross realized gains on debt securities were an insignificant amount and $16 million for the three months ended and $34 million and $59 million for the nine months ended September 30, 2022 and 2021, respectively. Gross realized losses and impairments on debt securities were $(14) million and an insignificant amount for the three months ended and $(29) million and $(10) million for the nine months ended September 30, 2022 and 2021, respectively.

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at September 30, 2022 are as follows:

	Amortized cost	Estimated fair value
Within one year	$339	$367
After one year through five years	4,201	4,133
After five years through ten years	5,916	5,786
After ten years	21,866	19,317

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

The majority of our equity securities are classified within Level 1 and the majority of our debt securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $5,954 million and $7,222 million are classified within Level 3, as significant inputs to their valuation models are unobservable at September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022 and 2021, there were no significant transfers into or out of Level 3.

2022 3Q FORM 10-Q 31

In addition to the equity securities described above, we hold $728 million and $441 million of equity securities without readily determinable fair values at September 30, 2022 and December 31, 2021, respectively, that are classified within non-current All other assets in our Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were insignificant for both the three months ended September 30, 2022 and 2021, and $20 million and $34 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	September 30, 2022	December 31, 2021
Customer receivables	$14,382	$13,079
Revenue sharing program receivables(a)	1,397	1,166
Non-income based tax receivables	1,201	1,222
Supplier advances	585	596
Receivables from disposed businesses	136	148
Other sundry receivables	349	483
Allowance for credit losses(b)	(850)	(1,074)
Total current receivables	$17,197	$15,620
(a) Revenue sharing program receivables in Aerospace are amounts due from third parties who participate in engine programs by developing and supplying certain engine components through the life of the program. The participants share in program revenues, receive a share of customer progress payments and share costs related to discounts and warranties.
(b) Allowance for credit losses decreased primarily due to write-offs, recoveries and foreign currency impact, partially offset by net new provisions of $36 million.

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

	2022	2021
	Third Parties	WCS	Third Parties
Balance at January 1	$161	$3,618	$2,992
GE businesses sales to WCS	—	12,890	—
GE businesses sales to third parties(a)	1,354	—	765
WCS sales to third parties	—	(9,933)	9,933
Collections and other	(1,414)	(6,144)	(11,538)
Reclassification from long-term customer receivables	41	99	—
Balance at September 30	$142	$530	$2,152
(a) The Company sold current customer receivables to third parties related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in Renewable Energy and Aerospace, the Company has no continuing involvement, fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice due date.

LONG-TERM RECEIVABLES	September 30, 2022	December 31, 2021
Long-term customer receivables(a)	$531	$521
Financing receivables	495	592
Non-income based tax receivables	255	245
Supplier advances	249	309
Receivables from disposed businesses	150	150
Sundry receivables	406	440
Allowance for credit losses	(233)	(160)
Total long-term receivables	$1,854	$2,097
(a) The Company sold $85 million and $32 million of long-term customer receivables to third parties in the nine months ended September 30, 2022 and 2021, respectively, primarily in our Gas Power business for risk mitigation purposes.

2022 3Q FORM 10-Q 32

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	September 30, 2022	December 31, 2021
Raw materials and work in process	$10,244	$8,710
Finished goods	5,147	4,927
Deferred inventory costs(a)	2,145	2,210
Inventories, including deferred inventory costs	$17,536	$15,847
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aerospace) and other costs for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	September 30, 2022	December 31, 2021
Original cost	$30,718	$31,904
Less accumulated depreciation and amortization	(18,705)	(18,901)
Right-of-use operating lease assets	2,282	2,606
Property, plant and equipment – net	$14,295	$15,609

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

Operating Lease Liabilities. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, was $2,504 million and $2,848 million, as of September 30, 2022 and December 31, 2021, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $252 million and $287 million for the three months ended September 30, 2022 and 2021, respectively, and $784 million and $826 million for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL	January 1, 2022	Dispositions	Currency exchange and other	Balance at September 30, 2022
Aerospace	$9,013	$(6)	$(462)	$8,545
HealthCare	12,879	—	(125)	12,754
Renewable Energy	3,231	—	(209)	3,023
Power	145	—	(1)	144
Corporate(a)	914	—	(104)	811
Total	$26,182	$(6)	$(901)	$25,275
(a) Corporate balance comprises our Digital business.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the third quarter of 2022, we did not identify any reporting units that required an interim impairment test.

Substantially all other intangible assets are subject to amortization. Intangible assets decreased $1,605 million during the nine months ended September 30, 2022, primarily as a result of amortization partially offset by additions of capitalized software and patents & technology mainly at Aerospace and HealthCare of $158 million. Consolidated amortization expense was $237 million and $272 million in the three months ended and $1,498 million and $860 million in the nine months ended, September 30, 2022 and 2021, respectively. Included within consolidated amortization expense for the nine months ended September 30, 2022, was a non-cash pre-tax impairment charge of $765 million.

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

2022 3Q FORM 10-Q 33

NOTE 8. REVENUES

EQUIPMENT & SERVICES REVENUES
Three months ended September 30	2022			2021
	Equipment	Services	Total	Equipment	Services	Total
Aerospace	$1,968	$4,736	$6,705	$1,837	$3,562	$5,398
HealthCare	2,352	2,261	4,613	2,187	2,151	4,339
Renewable Energy	2,887	707	3,594	3,695	512	4,208
Power	954	2,575	3,529	1,368	2,658	4,026
Total segment revenues	$8,162	$10,279	$18,440	$9,087	$8,883	$17,970

Nine months ended September 30	2022			2021
	Equipment	Services	Total	Equipment	Services	Total
Aerospace	$5,379	$13,055	$18,434	$5,549	$9,681	$15,230
HealthCare	6,945	6,549	13,494	6,671	6,429	13,100
Renewable Energy	7,505	2,059	9,564	9,844	1,661	11,505
Power	3,116	8,117	11,233	3,680	8,561	12,242
Total segment revenues	$22,945	$29,780	$52,725	$25,744	$26,333	$52,076

REVENUES	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Commercial Engines & Services	$4,971	$3,602	$13,130	$10,071
Military	1,027	1,107	3,159	3,104
Systems & Other	707	689	2,146	2,055
Aerospace	$6,705	$5,398	$18,434	$15,230

Healthcare Systems	$4,086	$3,832	$11,998	$11,572
Pharmaceutical Diagnostics	527	507	1,496	1,528
HealthCare	$4,613	$4,339	$13,494	$13,100

Onshore Wind	$2,445	$3,047	$6,403	$8,048
Grid Solutions equipment and services	744	759	2,145	2,330
Hydro, Offshore Wind and Hybrid Solutions	405	401	1,016	1,126
Renewable Energy	$3,594	$4,208	$9,564	$11,505

Gas Power	$2,612	$2,861	$8,234	$8,739
Steam Power	571	790	1,898	2,327
Power Conversion, Nuclear and other	346	376	1,101	1,176
Power	$3,529	$4,026	$11,233	$12,242

Total segment revenues	$18,440	$17,970	$52,725	$52,076

Corporate	$643	$599	$2,044	$1,816

Total revenues	$19,084	$18,569	$54,769	$53,893

REMAINING PERFORMANCE OBLIGATION. As of September 30, 2022, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $240,763 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $44,734 million, of which 59%, 80% and 98% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $196,029 million, of which 13%, 46%, 71% and 85% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $1,084 million in the nine months ended September 30, 2022 primarily due to decreased long-term service agreements and the timing of billing milestones ahead of revenue recognition on long-term equipment contracts. Our long-term service agreements decreased primarily due to billings of $8,413 million, partially offset by revenues recognized of $7,111 million and net favorable changes in estimated profitability of $98 million at Aerospace and $219 million at Power, primarily attributable to contractual increases in billings, partially offset by cost inflation.

2022 3Q FORM 10-Q 34

September 30, 2022	Aerospace	HealthCare	Renewable Energy	Power	Corporate	Total
Revenues in excess of billings	$2,335	$—	$—	$5,507	$—	$7,843
Billings in excess of revenues	(6,358)	—	—	(1,632)	—	(7,990)
Long-term service agreements	$(4,023)	$—	$—	$3,876	$—	$(147)
Short-term and other service agreements	414	180	117	73	22	805
Equipment contract revenues	22	395	985	1,418	222	3,043
Current contract assets	$(3,586)	$575	$1,102	$5,366	$244	$3,701

Nonrecurring engineering costs	2,555	28	15	6	—	2,604
Customer advances and other	2,654	187	—	776	—	3,617
Non-current contract and other deferred assets	$5,209	$215	$15	$782	$—	$6,221
Total contract and other deferred assets	$1,622	$790	$1,117	$6,149	$243	$9,922

December 31, 2021
Revenues in excess of billings	$2,478	$—	$—	$5,495	$—	$7,972
Billings in excess of revenues	(5,731)	—	—	(1,614)	—	(7,346)
Long-term service agreements	$(3,253)	$—	$—	$3,880	$—	$627
Short-term and other service agreements	340	166	87	80	20	692
Equipment contract revenues	33	287	1,297	1,709	236	3,562
Current contract assets	$(2,881)	$453	$1,384	$5,669	$256	$4,881

Nonrecurring engineering costs	2,479	31	28	12	—	2,550
Customer advances and other	2,620	154	—	801	—	3,574
Non-current contract and other deferred assets	$5,099	$184	$28	$813	$—	$6,124
Total contract and other deferred assets	$2,218	$637	$1,412	$6,482	$256	$11,005

Progress collections and deferred income decreased $1,074 million primarily due to the reclassification of a portion of our GE Steam Power business to held for sale and revenue recognition in excess of new collections at Renewable Energy, partially offset by new collections received in excess of revenue recognition at Aerospace, including increased collections to support higher production. Revenues recognized for contracts included in a liability position at the beginning of the year were $11,099 million and $12,602 million for the nine months ended September 30, 2022 and 2021, respectively.

September 30, 2022	Aerospace	HealthCare	Renewable Energy	Power	Corporate	Total
Progress collections on equipment contracts	$80	$—	$1,731	$3,737	$—	$5,548
Other progress collections	5,557	462	2,415	472	98	9,004
Current deferred income	190	1,333	253	21	97	1,893
Progress collections and deferred income	$5,827	$1,794	$4,398	$4,230	$195	$16,445
Non-current deferred income	1,061	532	149	100	1	1,842
Total Progress collections and deferred income	$6,887	$2,326	$4,547	$4,330	$196	$18,287

December 31, 2021
Progress collections on equipment contracts	$142	$—	$1,843	$5,198	$—	$7,183
Other progress collections	4,469	522	2,866	385	111	8,354
Current deferred income	170	1,336	198	33	99	1,835
Progress collections and deferred income	$4,782	$1,858	$4,907	$5,615	$210	$17,372
Non-current deferred income	1,090	592	194	110	3	1,989
Total Progress collections and deferred income	$5,871	$2,450	$5,101	$5,725	$213	$19,361

NOTE 10. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method and other investments, long-term customer and sundry receivables (see Note 4), cash and cash equivalents and receivables in our run-off insurance operations and prepaid taxes and other deferred charges. All other non-current assets increased $126 million in the nine months ended September 30, 2022, primarily due to an increase in equity method and other investments of $536 million partially offset by decreases in long-term receivables of $244 million and Insurance receivables of $205 million.

2022 3Q FORM 10-Q 35

NOTE 11. BORROWINGS

	September 30, 2022	December 31, 2021
Current portion of long-term borrowings
Senior notes issued by GE	$1,095	$1,249
Senior and subordinated notes assumed by GE	1,964	1,645
Senior notes issued by GE Capital	1,097	1,370
Other	129	97
Total short-term borrowings	$4,285	$4,361

Senior notes issued by GE	$4,451	$5,373
Senior and subordinated notes assumed by GE	9,482	11,306
Senior notes issued by GE Capital	11,271	13,274
Other	916	870
Total long-term borrowings	$26,121	$30,824
Total borrowings	$30,405	$35,186
The Company has provided a full and unconditional guarantee on the payment of the principal and interest on all senior and subordinated outstanding long-term debt securities issued by subsidiaries of GE Capital, our former financial services business. This guarantee applied to $11,514 million and $13,719 million of senior notes and other debt issued by GE Capital at September 30, 2022 and December 31, 2021, respectively.

See Note 19 for further information about borrowings and associated interest rate swaps.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenues of $646 million and $756 million, profit (loss) of $(310) million and $55 million and net earnings (loss) of $(247) million and $42 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, revenues were $2,179 million and $2,295 million, profit was $87 million and $426 million and net earnings was $68 million and $334 million, respectively. These operations were supported by assets of $43,488 million and $49,894 million at September 30, 2022 and December 31, 2021, respectively. A summary of our insurance contracts is presented below:

September 30, 2022	Long-term care	Structured settlement annuities & life	Other contracts	Other adjustments(a)	Total
Future policy benefit reserves	$17,016	$8,707	$187	$—	$25,910
Claim reserves	4,649	235	549	—	5,433
Investment contracts	—	883	926	—	1,809
Unearned premiums and other	11	177	96	—	283
Total	$21,676	$10,001	$1,758	$—	$33,435

December 31, 2021
Future policy benefit reserves	$17,097	$8,902	$188	$3,394	$29,581
Claim reserves	4,546	258	585	—	5,389
Investment contracts	—	955	954	—	1,909
Unearned premiums and other	15	184	89	—	287
Total	$21,658	$10,299	$1,815	$3,394	$37,166
(a) The decrease in Other adjustments of $3,394 million is a result of the decline in unrealized gains on investment securities.

Claim reserve activity included incurred claims of $1,236 million and $1,264 million, of which insignificant amounts related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation in the nine months ended September 30, 2022 and 2021, respectively. Paid claims were $1,261 million and $1,290 million in the nine months ended September 30, 2022 and 2021, respectively.

Reinsurance recoverables, net of allowances of $2,113 million and $1,654 million, are included in non-current All other assets in our Statement of Financial Position, and amounted to $2,305 million and $2,651 million at September 30, 2022 and December 31, 2021, respectively. The vast majority of our remaining net reinsurance recoverables are secured by assets held in a trust for which we are the beneficiary.

2022 3Q FORM 10-Q 36

In third quarter 2022, we agreed to terminate substantially all long-term care insurance exposures previously ceded to a single reinsurance company (recapture transaction). In connection with the recapture transaction, which is effective in the fourth quarter 2022, we expect to receive a portfolio of investment securities in complete settlement of reinsurance recoverables previously recognized under retrocession agreements with the reinsurance company, which represent substantially all of our reinsurance recoverables balance as of September 30, 2022. In the third quarter 2022, we recorded an increase to our allowance for credit losses on such reinsurance recoverables of $415 million (pre-tax) ($328 million (after-tax)), reflecting terms of the recapture transaction and the $2,464 million estimated fair value of the portfolio of investment securities expected to be received in the fourth quarter 2022, and is unrelated to changes in claim experience or projections of future policy benefit reserves.

Premium Deficiency Testing. We completed our annual premium deficiency testing in the aggregate across our run-off insurance portfolio in the third quarter of 2022. These procedures included updating certain experience studies since our last test completed in the third quarter of 2021, independent actuarial analysis (principally on long-term care insurance exposures) and review of industry benchmarks. Using updated assumptions, the 2022 premium deficiency testing results indicated a positive margin of about 10% of the related future policy benefit reserves recorded at September 30, 2022, or approximately equivalent to the 2021 premium deficiency testing results. The premium deficiency testing margin in 2022 was impacted by a lower discount rate in our Employers Reassurance Corporation (ERAC) portfolio due to the recapture transaction, as explained above, partially offset by higher prevailing benchmark interest rates in the U.S. The portfolio of investment securities expected to be received from the recapture transaction were assumed to be invested at yields below ERAC’s current portfolio yield before ultimately grading to the long-term average investment yield as we realign the portfolio over time. This effect was partially offset by the net impact from assumed moderately higher near-term mortality related to COVID-19 in the aggregate across our run-off insurance products (i.e., for life insurance products, higher mortality increases the present value of expected future benefit payments, while for annuity and long-term care insurance contracts, higher mortality decreases the present value of expected future benefit payments). Excluding the net impact from assumed moderately higher near-term mortality related to COVID-19, we have made no substantial change to our assumptions concerning morbidity, morbidity improvement, mortality, mortality improvement, terminations, or long-term care insurance premium rate increases in 2022. As with all assumptions underlying our premium deficiency testing, we will continue to monitor these factors, which may result in future changes in our assumptions.

We are in process of converting our long-term care insurance claim cost projection models to first principles models and expect to maintain a positive margin in connection with these changes.

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

PRINCIPAL PENSION PLANS	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Service cost for benefits earned	$48	$57	$146	$179
Prior service cost amortization	1	8	4	22
Expected return on plan assets	(785)	(763)	(2,356)	(2,288)
Interest cost on benefit obligations	518	488	1,551	1,464
Net actuarial loss amortization	355	871	1,067	2,613
Benefit plans cost	$137	$661	$412	$1,990

Principal retiree benefit plans income was $53 million and $43 million for the three months ended September 30, 2022 and 2021, and $158 million and $125 million for the nine months ended September 30, 2022 and 2021, respectively. Other pension plans income was $94 million and $57 million for the three months ended September 30, 2022 and 2021, and $310 million and $44 million for the nine months ended September 30, 2022 and 2021, respectively, which includes a curtailment loss of $77 million in 2021 resulting from freezing the UK pension plans.

We also have a defined contribution plan for eligible U.S. employees that provides employer contributions which were $109 million and $99 million for the three months ended September 30, 2022 and 2021, and $333 million and $321 million for the nine months ended September 30, 2022 and 2021, respectively.

2022 3Q FORM 10-Q 37

NOTE 14. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities and All other liabilities primarily includes liabilities for customer sales allowances, equipment project and commercial liabilities, loss contracts, employee compensation and benefits, income taxes payable and uncertain tax positions, operating lease liabilities (see Note 6), environmental, health and safety remediations and product warranties (see Note 21). All other current liabilities increased $1,117 million in the nine months ended September 30, 2022, primarily due to increases in fair market of derivative liabilities of $889 million and sales allowances, equipment projects and other commercial liabilities of $537 million partially offset by a decrease in employee compensation and benefits of $454 million. All other liabilities decreased $1,474 million in the nine months ended September 30, 2022, primarily due to decreases in uncertain and other income taxes and related liabilities of $688 million, operating lease liabilities of $344 million and interest payable of $178 million.

NOTE 15. INCOME TAXES. Our income tax rate was (65.6)% and 149.5% for the nine months ended September 30, 2022 and 2021, respectively. The tax rate for 2022 reflects a tax provision on a pre-tax loss. The rate was negative primarily due to the net unrealized capital loss on our interest in AerCap and Baker Hughes for which the loss could not be tax benefited, losses in foreign jurisdictions where they are not likely to be utilized, non-tax benefited asset impairment charges and the global intangible minimum tax provisions partially offset by U.S. business credits. The tax rate for 2021 reflects a tax benefit on a pre-tax loss. The rate for 2021 is higher than the U.S. statutory rate on the loss primarily due to tax benefits associated with internal restructurings to recognize deductible stock and loan losses. This was partially offset by the cost of global activities, including the global intangible minimum tax provisions and an adjustment to increase the 2021 nine-month tax rate to be in-line with the expected full-year rate.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act that includes a new alternative minimum tax based upon financial statement income (book minimum tax), an excise tax on stock buybacks and tax incentives for energy and climate initiatives, among other provisions. The new book minimum tax is expected to slow but not eliminate the favorable tax impact of our deferred tax assets, resulting in higher cash tax in some years that would generate future tax credits. The impact of the book minimum tax will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury. Separately, we are assessing the tax incentives in the legislation which could change our pre-tax or after-tax amounts and impact our tax rate.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2016-2018.

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended September 30		Nine months ended September 30
(Dividends per share in dollars)	2022	2021	2022	2021
Beginning balance	$(5,510)	$(4,146)	$(4,562)	$(4,386)
AOCI before reclasses – net of taxes of $69, $5, $204 and $(51)	(912)	(158)	(1,858)	82
Reclasses from AOCI – net of taxes of $—, $—, $— and $—	—	—	—	—
AOCI	(912)	(158)	(1,858)	81
Less AOCI attributable to noncontrolling interests	(4)	1	(2)	1
Currency translation adjustments AOCI	$(6,419)	$(4,305)	$(6,419)	$(4,305)

Beginning balance	$4,173	$(3,777)	$3,646	$(5,395)
AOCI before reclasses – net of taxes of $24, $16, $81 and $(5)	66	91	217	264
Reclasses from AOCI – net of taxes of $53, $192, $159 and $592	193	662	571	2,108
AOCI	259	753	788	2,372
Less AOCI attributable to noncontrolling interests	—	2	2	4
Benefit plans AOCI	$4,432	$(3,026)	$4,432	$(3,026)

Beginning balance	$(514)	$103	$2,498	$32
AOCI before reclasses –net of taxes of $(494), $576, $(1,302) and $566(a)	(1,894)	2,152	(4,920)	2,201
Reclasses from AOCI – net of taxes of $3, $3, $10 and $13	(10)	(1)	4	21
AOCI	(1,904)	2,151	(4,916)	2,222
Investment securities and cash flow hedges AOCI	$(2,418)	$2,254	$(2,418)	$2,254

AOCI at September 30	$(4,405)	$(5,078)	$(4,405)	$(5,078)

Dividends declared per common share	$0.08	$0.08	$0.24	$0.24
(a) Included adjustments of zero and $2,456 million for the three months ended September 30, 2022 and 2021, respectively and $2,681 million and $3,350 million for the nine months ended September 30, 2022 and 2021, respectively related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 12 for further information.

From time to time we repurchase outstanding shares of preferred stock, and we repurchased $104 million of GE Series D preferred stock in the third quarter of 2022. For information on our common and preferred stock issuances and redeemable noncontrolling interests, please refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

2022 3Q FORM 10-Q 38

NOTE 17. EARNINGS PER SHARE INFORMATION

Three months ended September 30	2022		2021
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$(80)	$(80)	$654	$654
Preferred stock dividends	(73)	(73)	(52)	(52)
Accretion of redeemable noncontrolling interests, net of tax	—	—	(9)	(9)
Accretion of preferred share repurchase	3	3	—	—
Earnings (loss) from continuing operations attributable to common shareholders	(150)	(150)	593	593
Earnings (loss) from discontinued operations	(85)	(85)	602	602
Net earnings (loss) attributable to GE common shareholders	(234)	(234)	1,195	1,195

Shares of GE common stock outstanding	1,095	1,095	1,098	1,098
Employee compensation-related shares (including stock options)	—	—	7	—
Total average equivalent shares	1,095	1,095	1,105	1,098

Earnings (loss) per share from continuing operations	$(0.14)	$(0.14)	$0.54	$0.54
Earnings (loss) per share from discontinued operations	(0.08)	(0.08)	0.54	0.55
Net earnings (loss) per share	(0.21)	(0.21)	1.08	1.09

Potentially dilutive securities(a)	49		37

Nine months ended September 30	2022		2021
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$(1,417)	$(1,417)	$179	$179
Preferred stock dividends	(192)	(192)	(180)	(180)
Accretion of redeemable noncontrolling interests, net of tax	—	—	(9)	(9)
Accretion of preferred share repurchase	3	3	—	—
Earnings (loss) from continuing operations attributable to common shareholders	(1,606)	(1,606)	(11)	(11)
Earnings (loss) from discontinued operations	(580)	(580)	(2,856)	(2,856)
Net earnings (loss) attributable to GE common shareholders	(2,186)	(2,186)	(2,866)	(2,866)

Shares of GE common stock outstanding	1,097	1,097	1,097	1,097
Employee compensation-related shares (including stock options)	—	—	—	—
Total average equivalent shares	1,097	1,097	1,097	1,097

Earnings (loss) from continuing operations	$(1.46)	$(1.46)	$(0.01)	$(0.01)
Earnings (loss) from discontinued operations	(0.53)	(0.53)	(2.60)	(2.60)
Net earnings (loss) per share	(1.99)	(1.99)	(2.61)	(2.61)

Potentially dilutive securities(a)	46		42
(a) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three and nine months ended September 30, 2022, as a result of the loss from continuing operations, losses were not allocated to the participating securities. For the three months ended September 30, 2021, application of this treatment had an insignificant effect. For the nine months ended September 30, 2021, as a result of the loss from continuing operations, losses were not allocated to the participating securities.

NOTE 18. OTHER INCOME (LOSS)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Purchases and sales of business interests(a)	$22	$(153)	$42	$(155)
Licensing and royalty income	57	54	157	141
Equity method income	16	(149)	141	(112)
Investment in Baker Hughes realized and unrealized gain (loss)	(238)	359	818	1,028
Investment in and note with AerCap unrealized gain (loss)	138	—	(2,669)	—
Other net interest and investment income (loss)	125	133	256	517
Other items	76	108	314	339
Total other income (loss)	$195	$351	$(941)	$1,757
(a) Included a pre-tax loss of $172 million related to the sale of our boiler manufacturing business in China in our Power segment for the three and nine months ended September 30, 2021. See Note 2 for further information.

2022 3Q FORM 10-Q 39

NOTE 19. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

		September 30, 2022		December 31, 2021
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,799	$2,657	$2,706	$2,853
Liabilities	Borrowings (Note 11)	$30,405	$29,198	$35,186	$41,207
	Investment contracts (Note 12)	1,809	1,877	1,909	2,282

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

FAIR VALUE OF DERIVATIVES	September 30, 2022			December 31, 2021
	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities
Currency exchange contracts	$6,477	$330	$262	$7,214	$114	$122
Interest rate contracts	50	2	1	2,071	75	4
Derivatives accounted for as hedges	$6,527	$333	$263	$9,285	$188	$126

Currency exchange contracts	$53,416	$1,682	$2,390	$64,097	$794	$756
Interest rate contracts	155	8	0	1369	5	1
Other contracts	1,662	218	53	1,674	387	10
Derivatives not accounted for as hedges	$55,234	$1,909	$2,443	$67,140	$1,186	$767

Gross derivatives	$61,761	$2,241	$2,706	$76,425	$1,374	$893

Netting and credit adjustments		$(1,433)	$(1,433)		$(637)	$(639)
Cash collateral adjustments		—	(173)		(54)	(42)
Net derivatives recognized in statement of financial position		$808	$1,101		$684	$212

Net accrued interest		$—	$—		$10	$5
Securities held as collateral		—	—		(2)	—
Net amount		$808	$1,101		$691	$217

FAIR VALUE HEDGES. At September 30, 2022, all fair value hedges were terminated due to exposure management actions, including debt maturities. Gains (losses) associated with the terminated hedging relationships will continue to amortize into interest expense until the bonds mature. The cumulative amount of hedging adjustments of $1,693 million (all on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $13,825 million. At September 30, 2021, the cumulative amount of hedging adjustments of $3,788 million (including $2,579 million on discontinued hedging relationships) was included in the carrying amount of the hedged liability of $32,679 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES

	Gain (loss) recognized in AOCI for the three months ended September 30		Gain (loss) recognized in AOCI for the nine months ended September 30
	2022	2021	2022	2021
Cash flow hedges(a)	$(64)	$(30)	$(187)	$1
Net investment hedges(b)	396	191	691	290
(a) Primarily related to currency exchange and interest rate contracts.
(b) The carrying value of foreign currency debt designated as net investment hedges was $3,019 million and $4,449 million at September 30, 2022 and 2021, respectively. The total reclassified from AOCI into earnings was insignificant for both the three and nine months ended September 30, 2022 and 2021.

The total amount in AOCI related to cash flow hedges of forecasted transactions was a $108 million loss at September 30, 2022. We expect to reclassify $72 million of loss to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At September 30, 2022, the maximum term of derivative instruments that hedge forecasted transactions was approximately 13 years.

2022 3Q FORM 10-Q 40

The table below presents the gains (losses) of our derivative financial instruments in the Statement of Earnings (Loss):

	Three months ended September 30, 2022				Three months ended September 30, 2021
	Revenues	Interest Expense	SG&A	Other(a)	Revenues	Debt Extinguishment Costs	Interest Expense	SG&A	Other(a)
	$19,084	$390	$2,868	$14,567	$18,569	$—	$462	$2,745	$13,752

Effect of cash flow hedges	$(3)	$(4)	$(1)	$6	$6		$(7)	$—	$(18)

Hedged items							190
Derivatives designated as hedging instruments							(241)
Effect of fair value hedges							$(52)

Currency exchange contracts	$—		$59	$(521)	$2		$(18)	$(66)	$(149)
Interest rate, commodity and equity contracts(b)	1		(26)	56	—		2	1	41
Effect of derivatives not designated as hedges	$1	$—	$33	$(465)	$2	$—	$(17)	$(65)	$(109)

	Nine months ended September 30, 2022				Nine months ended September 30, 2021
	Revenues	Interest Expense	SG&A	Other(a)	Revenues	Debt Extinguishment Costs	Interest Expense	SG&A	Other(a)
	$54,769	$1,191	$9,239	$39,127	$53,893	$1,416	$1,450	$8,503	$41,315

Effect of cash flow hedges	$1	$(17)	$(1)	$(46)	$20		$(29)	$1	$(38)

Hedged items		127					1,375
Derivatives designated as hedging instruments		(143)					(1,510)
Effect of fair value hedges		$(16)					$(135)

Currency exchange contracts	$—		$(236)	$(829)	$(4)		$(18)	$48	$251
Interest rate, commodity and equity contracts(b)	3		(185)	226	2	48	—	113	160
Effect of derivatives not designated as hedges	$3	$—	$(421)	$(603)	$(1)	$48	$(19)	$161	$411
(a) Amounts are inclusive of cost of sales and other income (loss).
(b) SG&A was primarily driven by hedges of deferred incentive compensation, and other income (loss) by hedges of Baker Hughes equity sale. Both hedging programs were to offset the earnings impact of the underlying.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest), net of collateral we held, was $473 million and $564 million at September 30, 2022 and December 31, 2021, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $905 million and $159 million at September 30, 2022 and December 31, 2021, respectively.

NOTE 20. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $434 million and $491 million and liabilities of $204 million and $206 million, at September 30, 2022 and December 31, 2021, respectively, in consolidated Variable Interest Entities (VIEs). These entities were created to help our customers facilitate or finance the purchase of GE equipment and services and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $5,596 million and $5,034 million at September 30, 2022 and December 31, 2021, respectively. Of these investments, $1,412 million and $1,481 million were owned by EFS, comprising equity method investments, primarily renewable energy tax equity investments, at September 30, 2022 and December 31, 2021, respectively. In addition, $3,970 million and $3,333 million were owned by our run-off insurance operations, primarily comprising investment securities at September 30, 2022 and December 31, 2021, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 21.

2022 3Q FORM 10-Q 41

NOTE 21. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. We had total investment commitments of $4,131 million at September 30, 2022. The commitments primarily comprise investments by our run-off insurance operations in investment securities and other assets of $3,915 million and included within these commitments are obligations to make investments in unconsolidated VIEs of $3,843 million. See Note 20 for further information.

As of September 30, 2022, in our Aerospace segment, we have committed to provide financing assistance of $2,390 million of future customer acquisitions of aircraft equipped with our engines.

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

	2022	2021
Balance at January 1	$1,891	$2,054
Current-year provisions(a)	1,017	628
Expenditures	(712)	(696)
Other changes	(145)	(72)
Balance as of September 30	$2,051	$1,914
(a) The increase in current-year provisions is primarily related to Renewable Energy, which was substantially all due to changes in estimates on pre-existing warranties and related to the deployment of repairs and other corrective measures.

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 22 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 21 to the consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022; refer to those discussions for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Alstom legacy legal matters. In 2015, we acquired the Steam Power, Renewables and Grid businesses from Alstom, which prior to our acquisition were the subject of significant cases involving anti-competitive activities and improper payments. We had reserves of $492 million and $567 million at September 30, 2022 and December 31, 2021, respectively, for legal and compliance matters related to the legacy business practices that were the subject of cases in various jurisdictions. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the reserve established. The estimation of this reserve may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this reserve. Factors that can affect the ultimate amount of losses associated with these and related matters include the way cooperation is assessed and valued, prosecutorial discretion in the determination of damages, formulas for determining disgorgement, fines or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided.

Shareholder and related lawsuits. Since November 2017, several putative shareholder class actions under the federal securities laws have been filed against GE and certain affiliated individuals and consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (the Hachem case). In October 2019, the lead plaintiff filed a fifth amended consolidated class action complaint naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareholders who acquired GE stock between February 27, 2013 and January 23, 2018. GE filed a motion to dismiss in December 2019. In January 2021, the court granted defendants’ motion to dismiss as to the majority of the claims. Specifically, the court dismissed all claims related to insurance reserves, as well as all claims related to accounting for long-term service agreements, with the exception of certain claims about historic disclosures related to factoring in the Power business that survive as to GE and its former CFO Jeffrey S. Bornstein. All other individual defendants have been dismissed from the case. In April 2022, the court granted the plaintiffs' motion for class certification for shareholders who acquired stock between February 26, 2016 and January 23, 2018, and granted the plaintiffs’ request to amend their complaint. In September 2022, GE filed a motion for summary judgment on the plaintiffs' remaining claims.
2022 3Q FORM 10-Q 42

In February 2019, a securities action (the Touchstone case) was filed in the U.S. District Court for the Southern District of New York naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 1707.43 of the Ohio Securities Act and common law fraud based on alleged misstatements regarding insurance reserves, GE Power’s revenue recognition practices related to long term service agreements, GE’s acquisition of Alstom, and the goodwill recognized in connection with that transaction. The lawsuit seeks damages on behalf of six institutional investors who purchased GE common stock between August 1, 2014 and October 30, 2018 and rescission of those purchases. In May 2021, the plaintiffs filed an amended complaint, and GE in June 2021 filed a motion to dismiss that complaint. In September 2022, the court granted GE’s motion to the dismiss the plaintiffs’ case with no opportunity to replead their case.

GE Retirement Savings Plan class actions. Four putative class action lawsuits have been filed regarding the oversight of the GE RSP, and those class actions have been consolidated into a single action in the U.S. District Court for the District of Massachusetts. The consolidated complaint names as defendants GE, GE Asset Management, current and former GE and GE Asset Management executive officers and employees who served on fiduciary bodies responsible for aspects of the GE RSP during the class period. Like similar lawsuits that have been brought against other companies in recent years, this action alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act (ERISA) in their oversight of the GE RSP, principally by retaining five proprietary funds that plaintiffs allege were underperforming as investment options for plan participants and by charging higher management fees than some alternative funds. The plaintiffs seek unspecified damages on behalf of a class of GE RSP participants and beneficiaries from September 26, 2011 through the date of any judgment. In August and December 2018, the court issued orders dismissing one count of the complaint and denying GE's motion to dismiss the remaining counts. In September 2022, both GE and the plaintiffs filed motions for summary judgment on the remaining claims.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency denominated mortgage loans in various courts throughout Poland. At September 30, 2022, approximately 88% of the Bank BPH portfolio is indexed to or denominated in foreign currencies (primarily Swiss francs), and the total portfolio had a carrying value, net of reserves, of $1,276 million. We continue to observe an increase in the number of lawsuits being brought against Bank BPH and other banks in Poland, and we expect this to continue in future reporting periods.

We estimate potential losses for Bank BPH in connection with borrower litigation cases that are pending by recording legal reserves, as well as in connection with potential future cases or other adverse developments as part of our ongoing valuation of the Bank BPH portfolio, which we record at the lower of cost or fair value, less cost to sell. At September 30, 2022, the total amount of such estimated losses was $1,117 million. We update our assumptions underlying the amount of estimated losses based primarily on the number of lawsuits filed and estimated to be filed in the future, whether liability will be established in lawsuits and the nature of the remedy ordered by courts if liability is established. The increase in the amount of estimated losses during the third quarter of 2022 was driven primarily by increases in the number of lawsuits filed and estimated to be filed in the future and increased findings of liability. We expect the trends we have previously reported of an increasing number of lawsuits being filed, more findings of liability and more severe remedies being ordered against Polish banks (including Bank BPH) to continue in future reporting periods, although Bank BPH is unable at this time to develop a meaningful estimate of reasonably possible losses associated with active and inactive Bank BPH mortgage loans beyond the amounts currently recorded. Additional factors may also affect our estimated losses over time, including: potentially significant judicial decisions or binding resolutions by the European Court of Justice (ECJ) or the Polish Supreme Court; the impact of any of these or other future or recent decisions or resolutions (including an expected ECJ ruling that could adversely impact the remedy cost to Polish banks upon a finding of liability, and the Polish Supreme Court binding resolution delivered verbally in May 2021 with written reasoning issued in July 2021) on how Polish courts will interpret and apply the law in particular cases and how borrower behavior may change in response, neither of which are known immediately upon the issuance of a decision or resolution; and uncertainty related to a proposal by the Chairman of the Polish Financial Supervisory Authority in December 2020 that banks voluntarily offer borrowers an opportunity to convert their foreign currency denominated mortgage loans to Polish zlotys using an exchange rate applicable at the date of loan origination, and about the various settlement strategies or other approaches that Polish banks have adopted or will adopt, or that Bank BPH may adopt in the future, in response to this proposal or other factors, the approaches that regulators and other government authorities will adopt in response, and the receptivity of borrowers to settlement offers. In addition, there is uncertainty arising from investigations of the Polish Office of Competition and Consumer Protection (UOKiK), including existing or anticipated UOKiK decisions resulting from those investigations, particularly UOKiK's investigation into the adequacy of disclosure of foreign exchange risk by banks (including BPH) and the legality under Polish law of unlimited foreign exchange risk on customers. Future adverse developments related to any of the foregoing, or other adverse developments such as actions by regulators or other governmental authorities (including UOKiK), likely would have a material adverse effect on Bank BPH and the carrying value of its mortgage loan portfolio as well as result in additional required capital contributions to Bank BPH or significant losses beyond the amounts that we currently estimate.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. For information about environmental, health and safety matters, see the Legal Proceedings section of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022.

2022 3Q FORM 10-Q 43

EXHIBITS

Exhibit 11. Computation of Per Share Earnings. Data is provided in Note 17 of this Report.
Exhibit 31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350.
Exhibit 101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and nine months ended September 30, 2022 and 2021, (ii) Statement of Financial Position at September 30, 2022 and December 31, 2021, (iii) Statement of Cash Flows for the nine months ended September 30, 2022 and 2021, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, (v) Statement of Changes in Shareholders' Equity for the three and nine months ended September 30, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	24-43
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14, 41
Item 4.	Controls and Procedures	23
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	23, 42-43
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	44
Signatures		44
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

October 25, 2022	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer
2022 3Q FORM 10-Q 44