Form 10-K
period 2022-12-31
GENERAL ELECTRIC CO
filed 2023-02-10
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was at least $68.8 billion. There were 1,089,286,553 shares of common stock with a par value of $0.01 outstanding at January 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 3, 2023, is incorporated by reference into Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS. Our public communications and SEC filings may contain statements related to future, not past, events. These forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range." Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about planned and potential transactions, including our plan to pursue a spin-off of our portfolio of energy businesses that are planned to be combined as GE Vernova (Renewable Energy, Power, Digital and Energy Financial Services); the impacts of macroeconomic and market conditions and volatility on our business operations, financial results and financial position and on the global supply chain and world economy; our expected financial performance, including cash flows, revenues, organic growth, margins, earnings and earnings per share; impacts related to the COVID-19 pandemic; our de-leveraging plans, including leverage ratios and targets, the timing and nature of actions to reduce indebtedness and our credit ratings and outlooks; our funding and liquidity; our businesses’ cost structures and plans to reduce costs; restructuring, goodwill impairment or other financial charges; or tax rates.

For us, particular areas where risks or uncertainties could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•our success in executing planned and potential transactions, including our plan to pursue a spin-off of GE Vernova, and sales or other dispositions of our equity interests in AerCap Holdings N.V. (AerCap) and GE HealthCare, the timing for such transactions, the ability to satisfy any applicable pre-conditions, and the expected proceeds, consideration and benefits to GE;
•changes in macroeconomic and market conditions and market volatility, including impacts related to the COVID-19 pandemic, risk of recession, inflation, supply chain constraints or disruptions, rising interest rates, the value of securities and other financial assets (including our equity interests in AerCap and GE HealthCare), oil, natural gas and other commodity prices and exchange rates, and the impact of such changes and volatility on our business operations, financial results and financial position;
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
•the continuing severity, magnitude and duration of the COVID-19 pandemic, including impacts of virus variants and resurgences, and of government, business and individual responses, such as continued or new government-imposed lockdowns and travel restrictions, and in particular any adverse impacts to the aviation industry and its participants;
•our capital allocation plans, including de-leveraging actions to reduce GE's indebtedness, the capital structures of the public companies that we plan to form from our businesses with the planned spin-off, the timing and amount of dividends, share repurchases, acquisitions, organic investments, and other priorities;
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
•market developments or customer actions that may affect demand and the financial performance of major industries and customers we serve, such as demand for air travel and other aviation industry dynamics related to the COVID-19 pandemic; pricing, cost, volume and the timing of investment by customers or industry participants and other factors in renewable energy markets; conditions in key geographic markets; technology developments; and other shifts in the competitive landscape for our products and services;
•operational execution by our businesses, including the success at our Renewable Energy business in improving product quality and fleet availability, executing on cost reduction initiatives and other aspects of operational performance, as well as the performance of GE Aerospace amidst the ongoing market recovery;
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
•the impact of potential information technology, cybersecurity or data security breaches at GE or third parties; and
•the other factors that are described in the "Risk Factors" in this Annual Report on Form 10-K for the year ended December 31, 2022, as such descriptions may be updated or amended in any future reports we file with the SEC.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2022 FORM 10-K 3

ABOUT GENERAL ELECTRIC. General Electric Company (General Electric, GE or the Company) is a high-tech industrial company that today operates worldwide through three segments: Aerospace, Renewable Energy, and Power. Our products include commercial and military aircraft engines and systems; wind and other renewable energy generation equipment and grid solutions; and gas, steam, nuclear and other power generation equipment. We have significant global installed bases of equipment across these sectors, and services to support these products are also an important part of our business alongside new equipment sales.

In November 2021, we announced a strategic plan to form three industry-leading, global, investment-grade public companies from (i) our Aerospace business, (ii) our Renewable Energy, Power, Digital and Energy Financial Services businesses, which we plan to combine and refer to as GE Vernova, and (iii) our former HealthCare business. In July 2022, we announced the new brand names for our three planned future companies: GE Aerospace, GE HealthCare and GE Vernova. For purposes of this report, we refer to our reporting segments as Aerospace (previously Aviation), HealthCare (previously Healthcare), Renewable Energy and Power. The composition of these reporting segments is unchanged. On January 3, 2023, we completed the separation of the HealthCare business from GE through the spin-off of GE HealthCare Technologies Inc. (GE HealthCare). In the spin-off, GE made a pro-rata distribution of approximately 80.1% of the shares of GE HealthCare’s common stock to GE shareholders, retaining approximately 19.9% of GE HealthCare common stock. This spin-off marked the culmination of our first business separation in accordance with the November 2021 strategic plan, and we are working toward the planned spin-off of GE Vernova.

Over our more than 130-year history, GE’s innovation and technology have improved quality of life around the world by adapting and innovating solutions to pressing global challenges related to the future of flight, the energy transition and precision healthcare. At GE Aerospace, with a differentiated product and technology portfolio across the commercial and military sectors, we are well positioned to serve customers in expanding and upgrading their fleets amidst the demand ramp for engines and services with the ongoing recovery from the peak of the COVID-19 pandemic. At the same time, we are working to develop next generation engine programs that will allow a smarter and more efficient future of flight, including efforts to support increased use of sustainable aviation fuel with our engines’ capabilities and developing new engine architectures such as open fan, hybrid electric and hydrogen technologies. The GE Vernova portfolio of businesses are positioned to lead the energy transition, helping the energy sector solve for sustainability, reliability and affordability. These businesses are at the center of a dynamic and growing market, as the world faces a significant increase in electricity demand in the coming decades along with the need to electrify and decarbonize. With a range of power generation technologies spanning gas power, onshore and offshore wind and others, as well as power grid automation and hardware, these businesses offer solutions for customers to reduce emissions, meet the growth in electricity demand and make energy more accessible globally, secure and resilient. And GE HealthCare, as an independent company since January 2023, will carry forward its mission of advancing precision care to help solve the healthcare industry’s challenges in harnessing data more effectively to provide better outcomes for patients, improving productivity and extending care out of the hospital to alternative care sites.

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

In the remainder of this report, we discuss GE on a consolidated basis and its businesses as of, and for the years ended, December 31, 2022 unless otherwise indicated. The HealthCare business was a segment included in GE’s consolidated results for all of 2022, and accordingly we include GE HealthCare’s results and other details for 2022 in this report. The historical results of GE HealthCare and certain assets and liabilities included in the spin-off will be reported in GE's consolidated financial statements as discontinued operations beginning in the first quarter of 2023. For the GE Vernova businesses, we continue to refer to our reporting segments of Renewable Energy and Power, reflecting the organization and management of these businesses within GE today.

We serve customers in 170 countries. Manufacturing and service operations are carried out at 75 manufacturing plants located in 26 states in the United States and Puerto Rico and at 130 manufacturing plants located in 32 other countries.

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
2022 FORM 10-K 4

The strength and talent of our workforce are critical to the success of our businesses, and we continually strive to attract, develop and retain personnel commensurate with the needs of our businesses in their operating environments. The Company’s human capital management priorities are designed to support the execution of our business strategy and improve organizational effectiveness. Our focus on organizational performance and talent will remain front and center through the execution of our strategic plan to separate into three independent companies. We will continue to monitor various factors across our human capital priorities, including as a part of our business operating reviews during the year and with oversight by our Board of Directors and the Board’s Management Development and Compensation Committee. The following are our human capital priorities:
•Protecting the health and safety of our workforce: GE is committed to establishing and maintaining effective health and safety standards and protocols across our businesses, making continuous process improvements, and providing ongoing education. Our Chief Safety Officer, hired in 2021, has continued to advance our Safety Promotion Office and safety program, leveraging lean as a critical tool to prevent injuries and incidents and drive safety as a core operational attribute for the businesses. For the past two years, our annual bonus program for executives has included a modifier based on the Company’s safety performance.
•Sustaining a Company culture based in leadership behaviors of humility, transparency and focus, with a commitment to unyielding integrity: GE’s organizational culture supports talent attraction, engagement and retention and promotes ways of working that are strongly connected to our goals. In early 2022, we conducted an annual enterprise-wide culture survey. While survey results varied among our businesses, a Company-wide view of trends in responses confirmed our employees’ view of GE’s solid foundations in safety, compliance, and employee development. Our performance management system, “People, Performance, and Growth,” directly links individual performance outcomes to incentive compensation. Supporting our culture of integrity, The Spirit & The Letter, GE’s employee code of conduct, sets forth the Company’s integrity and compliance standards.
•Developing and managing our talent to best support our organizational goals: GE’s approach to talent management aims to ensure strong individual and company performance; our employee training and development offerings are designed to support these goals. As a key pillar of our talent strategy, GE’s senior management leads an annual organization and talent review for each business to support a strong leadership pipeline and succession planning process for our strategy to form three industry-leading, global, investment-grade public companies. To support our lean culture transformation, we have two lean leadership development programs designed to elevate high potential executive level talent who can lead us towards a more sustainable future. Developed in partnership with our existing leaders, our leadership development programs are premised upon a rigorous learning process tied directly to outcomes, with a focus on hands-on, experiential learning and building a lean mindset.
•Promoting inclusion and diversity across the enterprise: At GE, we are committed to building a more diverse workforce and a more inclusive workplace by focusing on transparency, accountability and community. We believe in the value of each person’s unique identity, background and experiences, and are committed to fostering an inclusive culture in which all employees feel empowered to do their best work because they feel accepted, respected and that they belong. In 2022, we disclosed in our Diversity Annual Report our long-standing commitment to fair and competitive pay practices. On average, men and women performing similar work are paid within 1% of each other in each GE business. Going forward, our goal remains 100% pay equity in each of our businesses.

Additionally, in 2021, we began publishing a Diversity Annual Report to transparently share our diversity data and hold ourselves accountable for continuous improvement. To support our inclusion and diversity goals, we have a GE Chief Diversity Officer and Chief Diversity Officers in each business unit. Additionally, we have several Employee Resource Groups which have added value to our colleagues and businesses by helping to engage and develop diverse talent for nearly 30 years. These groups accelerate development through mentoring, learning, networking, organizing outreach and service activities, and they address challenges that are important to their members and the Company through targeted initiatives. These groups also support our goals to build a diverse talent pipeline through efforts such as partnering with organizations to raise money for scholarship funds and promoting professional development opportunities.

At December 31, 2022, General Electric Company and consolidated affiliates employed approximately 172,000 people, of whom approximately 58,000 were employed in the United States. Our Aerospace, Renewable Energy, Power, and HealthCare segments employed approximately 45,000, 36,000, 32,000, and 49,000 people, respectively. In addition, Corporate employed approximately 10,000 employees, including legacy GE Capital employees. In connection with the January 3, 2023 spin-off of GE HealthCare, approximately 49,000 of our full-time employees formerly associated with our HealthCare segment became employees of GE HealthCare.

At December 31, 2022, GE has approximately 5,745 union-represented manufacturing and service employees in the United States.
Following the spin-off of GE HealthCare, GE has approximately 4,670 union-represented manufacturing and service employees in the United States. The majority are covered by four-year collective bargaining agreements that were ratified in 2019 and are scheduled to terminate in 2023. GE will hold negotiations to enter into new agreements on or before their termination dates. While the outcome of the 2023 negotiations cannot be predicted, GE’s recent past negotiations have resulted in agreements that provide employees with good wages and benefits while addressing the competitive realities facing GE. GE’s relationship with employee-representative organizations outside the U.S. takes many forms, including in Europe where GE engages employees’ representatives’ bodies such as works councils (at both European level and locally) and trade unions in accordance with local law.
2022 FORM 10-K 5

We are subject to numerous U.S. federal, state and foreign laws and regulations covering a wide variety of subject matters related to our products, services and business operations, including requirements regarding the protection of human health and safety and the environment. Relevant laws and regulations can apply to our business directly and indirectly, such as through the effect that laws and regulations applicable to our customers may have in influencing the products and services they purchase from us. Like other industrial manufacturing companies that operate in the sectors we serve, which are high-tech, increasingly digitally connected and global, we face significant scrutiny from both U.S. and foreign governmental authorities with respect to our compliance with laws and regulations. Many of the sales across our businesses are also made to U.S. or foreign governments, regulated entities such as public utilities, state-owned companies or other public sector customers, and these types of sales often entail additional compliance obligations. For further information about government regulation applicable to our businesses, see the Segment Operations section within MD&A, Risk Factors and Note 24.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A). The consolidated financial statements of General Electric Company are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Unless otherwise noted, tables are presented in U.S. dollars in millions. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Discussions throughout this MD&A are based on continuing operations unless otherwise noted. Results for the years ended December 31, 2022 versus 2021 are discussed within this report. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for discussions of results for the years ended December 31, 2021 versus 2020. The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

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

CONSOLIDATED RESULTS
SUMMARY OF 2022 RESULTS. Total revenues were $76.6 billion, up $2.4 billion for the year, driven primarily by increases at Aerospace and HealthCare, partially offset by decreases at Renewable Energy and Power.

Continuing earnings (loss) per share was $0.53. Excluding the results from our run-off Insurance business, separation costs, the Steam asset sale impairment, restructuring costs, non-operating benefit costs, debt extinguishment costs, Russia and Ukraine charges, gains (losses) on purchases and sales of business interests and gains (losses) on equity securities, Adjusted earnings per share* was $2.62. For the year ended December 31, 2022, profit margin was 1.8% and profit was up $5.1 billion, primarily due to a decrease in debt extinguishment costs of $6.1 billion, a decrease in non-operating benefit costs of $2.3 billion, an increase in segment profit of $0.7 billion, a decrease in Adjusted corporate operating costs* of $0.5 billion and a decrease in interest and other financial charges of $0.3 billion, partially offset by a decrease in gains on equity securities of $1.8 billion, separation costs of $1.0 billion, the Steam asset sale impairment of $0.8 billion, an increase in restructuring and other charges of $0.5 billion, a decrease in Insurance profit of $0.5 billion and Russia and Ukraine charges of $0.3 billion. Adjusted organic profit* increased $1.5 billion (32%), driven primarily by increases at Aerospace and Power and lower Adjusted corporate operating costs*, partially offset by increased losses at Renewable Energy.

*Non-GAAP Financial Measure
2022 FORM 10-K 6

Cash flows from operating activities (CFOA) were $5.9 billion and $0.9 billion for the years ended December 31, 2022 and 2021, respectively. Cash flows from operating activities increased primarily due to a decrease in cash collateral paid net of settlements on interest rate derivative contracts, an increase in net income (after adjusting for amortization of intangible assets, non-cash losses related to our interests in AerCap and Baker Hughes and non-operating debt extinguishment costs), an increase in cash from working capital and an increase in cash from all other operating activities. Free cash flows* (FCF) were $4.8 billion and $1.9 billion for the years ended December 31, 2022 and 2021, respectively. FCF* increased primarily due to the same reasons as noted for CFOA above. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

Remaining performance obligation (RPO) is unfilled customer orders for products and product services (expected life of contract sales for product services) excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 25 for further information.

RPO	2022	2021	2020
Equipment	$48,936	$45,065	$45,991
Services	202,061	194,755	184,608
Total RPO	$250,997	$239,820	$230,600

As of December 31, 2022, RPO increased $11.2 billion (5%) from December 31, 2021, primarily at Aerospace, from engines contracted under long-term service agreements that have now been put into service and an increase in Commercial and Military orders; at Renewable Energy, from new orders at Grid and Hydro exceeding sales; and at Power, driven by Gas Power services and equipment; partially offset by a decrease at HealthCare, from the impact of contract renewal timing in services.

REVENUES	2022	2021	2020
Equipment revenues	$31,976	$34,200	$37,584
Services revenues	41,626	36,890	35,385
Insurance revenues	2,954	3,106	2,865
Total revenues	$76,555	$74,196	$75,833

For the year ended December 31, 2022, total revenues increased $2.4 billion (3%). Equipment revenues decreased, primarily at Renewable Energy, due to fewer wind turbine deliveries at Onshore Wind and lower revenue at Grid; and at Power, due to a decrease in Steam Power equipment on the exit of new build coal; partially offset by increases at HealthCare, driven by Imaging and Ultrasound; and at Aerospace, primarily driven by more commercial install and spare engine unit shipments. Services revenues increased, primarily at Aerospace, due to higher prices, increased shop visit volume and higher volume of commercial spare part shipments; at Renewable Energy, primarily due to higher services revenue at Onshore Wind from a larger installed base; and at HealthCare, driven by the continued growth of Healthcare Systems (HCS); partially offset by a decrease at Power, due to lower planned contractual services outages in Gas Power and prior year Steam Power services volume that did not repeat. Insurance revenues decreased $0.2 billion (5%).
Excluding the change in Insurance revenues, the net effects of acquisitions of $0.3 billion, the net effects of dispositions of $0.2 billion and the effects of a stronger U.S. dollar of $2.1 billion, organic revenues* increased $4.5 billion (6%), with equipment revenues down $1.3 billion (4%) and services revenues up $5.7 billion (16%). Organic revenues* increased at Aerospace, HealthCare and Power, partially offset by a decrease at Renewable Energy.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE (Per-share in dollars and diluted)	2022	2021	2020
Continuing earnings (loss) attributable to GE common shareholders	$581	$(3,562)	$6,141
Continuing earnings (loss) per share	$0.53	$(3.25)	$5.46

For the year ended December 31, 2022, continuing earnings increased $4.1 billion primarily due to a decrease in debt extinguishment costs of $6.1 billion, a decrease in non-operating benefit costs of $2.3 billion, an increase in segment profit of $0.7 billion, a decrease in Adjusted corporate operating costs* of $0.5 billion and a decrease in interest and other financial charges of $0.3 billion, partially offset by a decrease in gains on equity securities of $1.8 billion, separation costs of $1.0 billion, the Steam asset sale impairment of $0.8 billion, an increase in provision for income tax of $0.8 billion, an increase in restructuring and other charges of $0.5 billion, a decrease in Insurance profit of $0.5 billion and Russia and Ukraine charges of $0.3 billion. Adjusted earnings* were $2.9 billion, an increase of $1.0 billion. Profit margin was 1.8%, an increase from (5.0)%. Adjusted profit* was $5.8 billion, an increase of $1.5 billion organically*, due to increases at Aerospace and Power, and lower Adjusted corporate operating costs*, partially offset by a decrease at Renewable Energy. Adjusted profit margin* was 7.9%, an increase of 160 basis points organically*.

We continue to experience inflation pressure in our supply chain, as well as delays in sourcing key materials needed for our products and skilled labor shortages. This has delayed our ability to convert RPO to revenue and negatively impacted our profit margins. While the impact of inflation is expected to be challenging, we continue to take actions to limit this pressure, including lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. Also, geopolitical uncertainties with the ongoing Russia and Ukraine conflict, as well as recent COVID-19 impacts in China, are introducing additional challenges. As of December 31, 2022, we had approximately $0.5 billion of remaining assets in Russia and Ukraine, mainly in our HealthCare and Power businesses, which primarily relate to activity not subject to sanctions or restricted under Company policy.
*Non-GAAP Financial Measure
2022 FORM 10-K 7

SEGMENT OPERATIONS. Segment revenues include sales of equipment and services by our segments. Segment profit is determined based on performance measures used by our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer (CEO), to assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude matters, such as charges for impairments, significant, higher-cost restructuring programs, costs associated with separation activities, manufacturing footprint rationalization and other similar expenses, acquisition costs and other related charges, certain gains and losses from acquisitions or dispositions, and certain litigation settlements. See the Corporate section for further information about costs excluded from segment profit. Segment profit excludes results reported as discontinued operations and the portion of earnings or loss attributable to noncontrolling interests of consolidated subsidiaries, and as such only includes the portion of earnings or loss attributable to our share of the consolidated earnings or loss of consolidated subsidiaries. Certain corporate costs, including those related to shared services, employee benefits, and information technology, are allocated to our segments based on usage or their relative net cost of operations.

SUMMARY OF REPORTABLE SEGMENTS	2022	2021	2020
Aerospace	$26,050	$21,310	$22,042
Renewable Energy	12,977	15,697	15,666
Power	16,262	16,903	17,589
HealthCare	18,461	17,725	18,009
Total segment revenues	73,749	71,635	73,306
Corporate	2,806	2,561	2,528
Total revenues	$76,555	$74,196	$75,833

Aerospace	$4,775	$2,882	$1,229
Renewable Energy	(2,240)	(795)	(715)
Power	1,217	726	274
HealthCare	2,705	2,966	3,060
Total segment profit (loss)	6,456	5,778	3,848
Corporate(a)	(3,413)	892	8,061
Interest and other financial charges	(1,552)	(1,813)	(2,018)
Debt extinguishment costs	(465)	(6,524)	(301)
Non-operating benefit income (cost)	532	(1,782)	(2,430)
Goodwill impairments	—	—	(877)
Benefit (provision) for income taxes	(689)	124	333
Preferred stock dividends	(289)	(237)	(474)
Earnings (loss) from continuing operations attributable to GE common shareholders	581	(3,562)	6,141
Earnings (loss) from discontinued operations attributable to GE common shareholders	(644)	(3,195)	(911)
Net earnings (loss) attributable to GE common shareholders	$(64)	$(6,757)	$5,230
(a) Includes interest and other financial charges of $54 million, $63 million, and $50 million; and benefit for income taxes of $213 million, $162 million, and $154 million related to Energy Financial Services (EFS) within Corporate for the years ended December 31, 2022 and 2021, and 2020, respectively.

GE AEROSPACE. Aerospace designs and produces commercial and military aircraft engines, integrated engine components, electric power and mechanical aircraft systems. We also provide aftermarket services to support our products.

Commercial Engines and Services – manufactures jet engines for commercial airframes. Aerospace engines power aircraft in all categories: narrowbody, widebody and regional, which includes engines sold by CFM International, a 50-50 non-consolidated company with Safran Aircraft Engines, a subsidiary of Safran Group of France, and Engine Alliance, a 50-50 non-consolidated company with Raytheon Technologies Corporation via their Pratt & Whitney segment. This includes engines and components for business aviation and aeroderivative applications as well. Commercial provides maintenance, component repair and overhaul services (MRO), including sales of spare parts.
Military – manufactures jet engines for military airframes. Our military engines power a wide variety of military aircraft including fighters, bombers, tankers, helicopters and surveillance aircraft, as well as marine applications. We provide maintenance, component repair and overhaul services, including sales of spare parts.
Systems & Other – provides avionics systems, aviation electric power systems, turboprop engines, engine gear and transmission components and services for commercial and military segments. Additionally, we provide a wide variety of products and services including additive machines, additive materials (including metal powders), and additive engineering services.

Competition & Regulation. The global businesses for aircraft jet engines, maintenance, component repair and overhaul services (including spare part sales) are highly competitive. Both domestic and international sales are important to the growth and success of the business. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures are important in this business, as are focused intellectual property strategies and protection of key aircraft engine design, manufacture, repair and product upgrade technologies. In addition, we are subject to market and regulatory dynamics related to decarbonization which will require a combination of technological innovation in the fuel efficiency of engines, expanding the use of sustainable aviation fuels and the development of electric flight and hydrogen-based aviation technologies. Aircraft engine and systems orders tend to follow civil air travel demand and military procurement cycles.
2022 FORM 10-K 8

Our products, services and activities are subject to a number of global regulators such as the U.S. Federal Aviation Administration (FAA), European Union Aviation Safety Agency (EASA), Civil Aviation Administration of China (CAAC) and other regulatory bodies.

Significant Trends & Developments. Our results in 2022 reflect the continued recovery of commercial air travel from the effects of the COVID-19 pandemic. A key underlying driver of our commercial engine and services business is global commercial air traffic, which improved 21% during 2022 compared to 2021, and now stands at approximately 90% of 2019 levels.

The recovery trends vary by region from the travel restrictions imposed by governments and the prevalence of COVID-19 virus variants around the globe. We remain confident in the recovery, and current trends are in line with our recovery forecast. Consistent with updated industry projections, we estimate both narrowbody and widebody air traffic to recover to 2019 levels in late 2023. We are in frequent dialogue with our airline, airframe, and maintenance, repair and overhaul customers about the outlook for commercial air travel, new aircraft production, fleet retirements, and after-market services, including shop visit and spare parts demand.

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

Global material availability and labor shortages, in part driven by the pandemic, continue to cause disruptions for us and our suppliers, and have impacted our production and delivery across our businesses. We increased our Commercial and Military engine sales units by 13% in 2022 compared to 2021, and the combined engine sales units increased more than 25% in the second half of 2022 compared to the first half of 2022. We continue to partner with our airframe partners on future production rates. Aerospace has proactively managed the impact of inflationary pressure by deploying lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. We expect the impact of inflation will continue to be challenging and we will continue to take actions to manage.

Total engineering, comprising company, customer and partner-funded and nonrecurring engineering costs, increased compared to the prior year. We continue to be committed to investment in developing and maturing technologies that enable a more sustainable future of flight.

We continue to take actions to protect our ability to serve our customers now and as the global airline industry recovers. Our deep history of innovation and technology leadership, commercial engine installed base, including joint ventures, of approximately 40,900 units, with approximately 11,600 units under long-term service agreements, and military engine installed base of approximately 26,100 units represents strong long-term fundamentals. We believe Aerospace is well-positioned to drive long-term profitable growth and cash generation over time.

Sales in units, except where noted	2022	2021	2020
Commercial Engines(a)	1,663	1,487	1,720
LEAP Engines(b)	1,136	845	815
Military Engines	632	553	683
Spare Parts Rate(c)	$26.9	$17.8	$18.0
(a) Commercial Engines now includes Business Aviation and Aeroderivative units for all periods presented.
(b) LEAP engines are subsets of commercial engines.
(c) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

RPO	December 31, 2022	December 31, 2021	December 31, 2020
Equipment	$13,748	$11,139	$10,597
Services	121,511	114,133	103,500
Total RPO	$135,260	$125,272	$114,097

SEGMENT REVENUES AND PROFIT	2022	2021	2020
Commercial Engines & Services	$18,665	$14,360	$14,479
Military	4,410	4,136	4,572
Systems & Other	2,975	2,814	2,991
Total segment revenues	$26,050	$21,310	$22,042

Equipment	$7,842	$7,531	$8,582
Services	18,207	13,780	13,460
Total segment revenues	$26,050	$21,310	$22,042

Segment profit	$4,775	$2,882	$1,229
Segment profit margin	18.3%	13.5%	5.6%
2022 FORM 10-K 9

For the year ended December 31, 2022, segment revenues were up $4.7 billion (22%) and segment profit was up $1.9 billion (66%).
RPO as of December 31, 2022 increased $10.0 billion (8%) from December 31, 2021, due to increases in both equipment and services. Equipment increased primarily due to an increase in Commercial and Military orders since December 31, 2021. Services increased primarily as a result of engines contracted under long-term service agreements that have now been put into service and contract modifications.
Revenues increased $4.8 billion (23%) organically*. Commercial Services revenues increased, primarily due to increased shop visit volume and commercial spare part shipments, and higher prices. Commercial Services revenues also increased due to a net favorable change of $0.1 billion for its long-term service agreements compared to a net unfavorable change of $0.3 billion in the prior year. Commercial Engines revenues increased, primarily driven by 176 more commercial install and spare engine unit shipments, including 291 more LEAP units versus the prior year, partially offset by lower GEnx engine production rates and product transition with fewer engine shipments on legacy programs. Military revenues increased, primarily due to growth in services and 79 more engine shipments than the prior year, partially offset by product mix.
Profit increased $1.8 billion (62%) organically*, primarily due to increased shop visit volume and commercial spare part shipments, higher prices and the impact of favorable contract margin reviews for long-term service agreements. These increases in profit were partially offset by lower profit on Commercial Engine shipments driven by product transition with fewer engine shipments on legacy programs and more shipments on newer programs, inflation in our supply chain and additional growth investment.

RENEWABLE ENERGY – will be part of GE Vernova, GE’s portfolio of energy businesses. We benefit from one of the broadest portfolios in the industry that uniquely positions us to lead the energy transition while building on advanced technologies that grow renewable energy generation, lower the cost of electricity and modernize the grid. Our portfolio of business units includes onshore and offshore wind, blade manufacturing, grid solutions, hydro, storage, hybrid renewables and digital services offerings. We have installed more than 400 gigawatts of clean renewable energy equipment and equipped more than 90% of transmission utilities with our grid solutions in developed and emerging markets.

Onshore Wind – delivers technology and services for the onshore wind power industry by providing a range of turbines. Wind Services assist customers in improving cost, capacity and performance of their assets over the lifetime of their fleet, utilizing digital infrastructure to monitor, predict and optimize wind farm energy performance. Our Onshore Wind business supports a turbine installed base of approximately 54,000 units, of which, slightly less than half are under service agreements.
Grid Solutions Equipment and Services (Grid) – enables power utilities and industries worldwide to effectively manage electricity from the point of generation to consumption, helping the reliability, efficiency and resiliency of the grid. Service offerings include a comprehensive portfolio of equipment, hardware, protection and control, automation and digital services. Grid is also addressing the challenges of the energy transition by safely and reliably connecting intermittent renewable energy generation to transmission networks.
Hydro, Offshore Wind and Hybrid Solutions – Hydro provides a portfolio of solutions and services for hydropower generation for both large hydropower plants and small hydropower solutions. Offshore Wind leads the industry in wind power technologies and wind farm development. Hybrid Solutions provides integration of renewable energies that drive stability to the grid and integrates storage and renewable energy generation sources.

Competition & Regulation. While many factors, including government incentives, specific market rules, and permitting regulations and challenges, affect how renewable energy can deliver outcomes for customers in a given region, renewable energy has become competitive with fossil fuels in terms of levelized cost of electricity. We continue to invest in improving the durability of our wind turbine products, fleet availability and project execution with increased focus on project selectivity. Additionally, we continue to explore ways to further improve the efficiency and flexibility of our hydropower technology with new innovative turbine designs and digital solutions. As industry models continue to evolve, our digital strategy and investments in technical innovation will position us to add value for customers looking for clean, renewable energy.

Significant Trends & Developments. During the third quarter of 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, introducing new and extending existing tax incentives for 10 years. The IRA is expected to resolve recent U.S. policy uncertainty that resulted in project delays and deferral of customer investments in Onshore Wind and significantly increase near- and longer-term demand in the U.S. for onshore and offshore wind projects. The timing of this demand growth depends in part on how quickly the IRA incentives are implemented. While the offshore wind industry continues to expect global growth through the decade, cost pressures and the ability to complete with the rapid pace of innovation remain key challenges. Finally, our Grid business is positioned to support grid expansion and modernization needs.

We have experienced significant cost inflation across all businesses which we expect to continue, and are working to mitigate through pricing and cost actions. At Onshore Wind, based on experience across our fleet, we are deploying repairs and other corrective measures to improve our overall quality and fleet availability resulting in higher warranty and related reserves. Concurrently, we are undertaking a restructuring program to reduce fixed cost, reflecting our selectivity strategy to operate in fewer markets and to simplify and standardize product variants. Our financial results are dependent on costs to address fleet availability and quality, execution of cost reduction initiatives and the inflationary environment. Additionally, initiatives to improve selectivity and pricing as well as U.S. Treasury tax implementation guidance related to the IRA are expected to further improve our results.

*Non-GAAP Financial Measure
2022 FORM 10-K 10

New product introductions account for a large portion of our RPO in Onshore and Offshore Wind, such as our 5 MW and 3 MW Onshore units, and our 12-14 MW Haliade-X Offshore units. During the fourth quarter of 2022, we started shipping Haliade-X units for our first commercial project. Improving Onshore and Offshore fleet availability while reducing the cost of these new product platforms and blade technologies, remains a key priority. At Grid, we are securing our position in the high growth offshore interconnection market with products meeting the 2GW high voltage direct current (HVDC) solution standard and developing new technology such as flexible transformers and eco-friendly g³ switchgears that solve for a denser, more resilient and efficient electric grid and lower greenhouse gas emissions.

Onshore and Offshore sales in units	2022	2021	2020
Wind Turbines	2,190	3,590	3,744
Wind Turbine Gigawatts	7.5	11.7	10.8
Repower units	580	561	1,022

RPO	December 31, 2022	December 31, 2021	December 31, 2020
Equipment	$20,142	$18,639	$18,273
Services	12,688	12,872	12,531
Total RPO	$32,830	$31,511	$30,804

SEGMENT REVENUES AND PROFIT	2022	2021	2020
Onshore Wind	$8,373	$11,026	$10,881
Grid Solutions equipment and services	3,086	3,207	3,585
Hydro, Offshore Wind and Hybrid Solutions	1,518	1,464	1,200
Total segment revenues	$12,977	$15,697	$15,666

Equipment	$10,191	$13,224	$12,859
Services	2,785	2,473	2,807
Total segment revenues	$12,977	$15,697	$15,666

Segment profit (loss)	$(2,240)	$(795)	$(715)
Segment profit margin	(17.3)%	(5.1)%	(4.6)%

For the year ended December 31, 2022, segment revenues were down $2.7 billion (17%) and segment losses were up $1.4 billion.
RPO as of December 31, 2022 increased $1.3 billion (4%) from December 31, 2021 primarily from new orders at Grid and Hydro exceeding sales, partially offset by the approximately $1.3 billion impact from a stronger U.S. dollar and revenue exceeding new orders at Offshore Wind.
Revenues decreased $2.1 billion (13%) organically*, primarily from 1,400 fewer wind turbine deliveries, primarily at Onshore Wind, including customer delays and deferrals due to U.S. tax policy uncertainty, and lower revenue at Grid due to increased commercial selectivity, partially offset by higher services revenue at Onshore Wind from a larger installed base.
Segment losses increased $1.5 billion organically*, primarily attributable to Onshore Wind’s lower U.S. volume, higher warranty and related reserve charges of $0.5 billion in the third quarter of 2022 in response to the deployment of corrective measures and repair campaigns within our fleet, execution of lower margin RPO and the impact of transitioning to newer product offerings internationally. Additionally, we observed cost inflation across all businesses and higher ramp up costs at Offshore Wind. These higher costs were partially offset by the favorable impact of cost reduction initiatives and lower project related charges, primarily at Grid.

POWER – will be part of GE Vernova, GE’s portfolio of energy businesses. Power serves power generation, industrial, government and other customers worldwide with products and services related to energy production. Our products and technologies harness resources such as oil, gas, fossil, diesel and nuclear to produce electric power and include gas and steam turbines, full balance of plant, upgrade and service solutions, as well as data-leveraging software. We have organized the businesses within our Power segment into Gas Power, Steam Power and Power Conversion, Nuclear and other.

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
Power Conversion, Nuclear and other - applies the science and systems of power conversion to provide motors, generators, automation and control equipment and drives for energy intensive industries such as marine, oil and gas, mining, rail, metals and test systems. Through joint ventures with Hitachi, it also provides nuclear technology solutions for boiling water reactors including reactor design, reactor fuel and support services, and the design and development of small modular reactors.

*Non-GAAP Financial Measure
2022 FORM 10-K 11

Competition & Regulation. Worldwide competition for power generation products and services is intense. Demand for power generation is global, and as a result, is sensitive to the economic and political environments of each country in which we do business. Our products and services sold to end customers are often subject to many regulatory requirements and performance standards under different federal, state, foreign and energy industry standards. In addition, we are subject to market and other dynamics related to decarbonization, where it will remain important to lower greenhouse gas emissions for decades to come, which will likely depend in part on technologies that are not yet deployed or widely adopted today but may become more important over time (such as hydrogen-based power generation, carbon capture and sequestration technologies or small modular or other advanced nuclear power).

Significant Trends & Developments. During the year ended December 31, 2022, global gas power generation grew mid-single digits and GE gas turbine utilization grew low-single digits with strength in the U.S. Utilization of the fleet continues to follow growing gas power generation, capturing shortfalls from coal retirements, and resilient asset usage with a dynamic Europe environment with the Russia and Ukraine conflict and mild winter. Looking ahead, we anticipate H-class units to be commissioned into the serviceable installed base and the uncertain timing of deal closures due to financing and the complexities of working in emerging markets. Power has proactively managed the impact of inflationary pressure by deploying lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. We expect the impact of inflation will continue to be challenging and we will continue to take actions to manage. Although market factors related to the energy transition such as greater renewable energy penetration and the adoption of climate change-related policies continue to impact long-term demand (and related financing), we expect the gas market to remain stable over the next decade with gas generation continuing to grow low-single-digits. We believe gas will play a critical role in the energy transition. We remain focused on our underwriting discipline and risk management to ensure we are securing deals that meet our financial hurdles and we have high confidence to deliver for our customers.

In the first quarter of 2022, we signed a non-binding memorandum of understanding for GE Steam Power to sell a portion of its business to Électricité de France S.A. (EDF), which resulted in a reclassification of that business to held for sale. In the fourth quarter of 2022, we signed a binding agreement and expect to complete the sale, subject to regulatory approval, in the second half of 2023. In the second quarter of 2022, we announced that Gas Power intends to acquire Nexus Controls, a business specializing in aftermarket control system upgrades and controls field services. The deal, which is subject to customary closing conditions including regulatory approval and mandatory information and consultation processes with employees and their representatives, is expected to close in the second quarter of 2023.

We continue to invest in new product development, such as our Nuclear small modular reactors and our HA-Turbines, with over 1.6 million operating hours. Our fundamentals remain strong with approximately $69.0 billion in RPO, including 27 HA-Turbines, and a gas turbine installed base of approximately 7,000 units, including 78 HA-Turbines, which has nearly doubled since 2019, and approximately 1,800 units under long-term service agreements.

Sales in units	2022	2021	2020
GE Gas Turbines	101	62	71
Heavy-Duty Gas Turbines(a)	53	43	51
HA-Turbines(b)	11	13	21
Aeroderivatives(a)	48	19	20
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines. (b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.

RPO	December 31, 2022	December 31, 2021	December 31, 2020
Equipment	$11,561	$12,169	$14,991
Services	57,420	56,569	58,318
Total RPO	$68,981	$68,738	$73,308

SEGMENT REVENUES AND PROFIT	2022	2021	2020
Gas Power	$12,072	$12,080	$12,655
Steam Power	2,643	3,241	3,557
Power Conversion, Nuclear and other	1,547	1,582	1,378
Total segment revenues	$16,262	$16,903	$17,589

Equipment	$4,737	$5,035	$6,707
Services	11,526	11,868	10,883
Total segment revenues	$16,262	$16,903	$17,589

Segment profit (loss)	$1,217	$726	$274
Segment profit margin	7.5%	4.3%	1.6%

For the year ended December 31, 2022, segment revenues were down $0.6 billion (4%) and segment profit was up $0.5 billion (68%).
RPO as of December 31, 2022 increased $0.2 billion from December 31, 2021, primarily driven by Gas Power services and equipment, partially offset by the continued wind down of the Steam Power new build coal business.

2022 FORM 10-K 12

Revenues increased $0.4 billion (2%) organically*, primarily due to higher Gas Power aeroderivative deliveries, favorable price in Gas Power contractual and non-contractual services and growth in Gas Power non-contractual services, partially offset by lower planned contractual services outages in Gas Power and a reduction in Steam Power equipment on the exit of new build coal and prior year Steam Power services volume that did not repeat.
Profit increased $0.5 billion (69%) organically* primarily due to prior year project and legal charges at Steam Power that did not repeat, reduced intangible asset amortization at Steam Power, favorable price in Gas Power contractual and non-contractual services and higher Gas Power aeroderivative deliveries, partially offset by lower Gas Power planned contractual services outages, unfavorable equipment mix at Gas Power, a reduction in Steam Power equipment on the exit of new build coal and prior year Steam Power services volume that did not repeat.

GE HEALTHCARE. HealthCare is a leading global medical technology, pharmaceutical diagnostics and digital solutions innovator. Our products, solutions and services span the continuum of patient care including screening, diagnosis, treatment and monitoring with the goal of empowering clinicians to deliver better care at lower cost. Our customers include healthcare providers as well as researchers, including public, private and academic institutions. We sell our products through a combination of a global sales force and a network of channel partners, including distributors and other third parties. On January 3, 2023, GE completed the previously announced separation of its HealthCare business, into a separate, independent publicly traded company. See Note 28 for further information.

Healthcare Systems (HCS) – develops, manufactures, markets and services a broad suite of products and solutions used in the diagnosis, treatment and monitoring of patients that is encompassed in imaging, ultrasound and patient care solutions. Imaging includes magnetic resonance, computed tomography, molecular imaging, x-ray mammography, image-guided therapy systems, enterprise imaging, service capabilities and digital solutions. Ultrasound includes consoles and probes, handheld devices, intraoperative imaging systems, visualization software, service capabilities and digital solutions. Patient Care Solutions (PCS) includes consoles and probes, handheld devices, intraoperative imaging systems, visualization software, service capabilities, and digital solutions.
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

Significant Trends & Developments. Market demand and RPO conversion remain positive despite inflationary and supply challenges continuing to impact the industry. Global spending in healthcare is solid and expected to continue, particularly in public markets across Europe and Asia. We are experiencing strong order growth in our China equipment business due to government stimulus programs. Overall, continued patient demand is leading providers to invest in products and services that increase productivity and reduce operating costs, an important dynamic as healthcare systems modernize post-pandemic and prepare for increased demand longer-term. Actions of our supply chain, engineering and manufacturing teams, as well as proactive supplier engagement are driving fewer delays in securing key materials and have improved our ability to deliver products to our customers. However, shortages are still impacting our ability to deliver certain products. Our expectation is that supply chain pressures will continue to improve. We continue to experience inflationary pressure within our supply chain, however, we have partially offset this pressure by adjusting pricing of our products, as well as managing discretionary and fixed cost in our business and prioritizing research and development investments.

We continue to grow and invest in precision health, with a focus on creating new products and digital solutions as well as expanding uses of existing offerings that are tailored to the different needs of our global customers. We introduced over 40 solutions that aim to improve patient outcomes and increase healthcare efficiency at the Radiological Society of North America’s (RSNA) 2022 Annual Meeting. For example, we announced a platform of four inventive components, which are SIGNA One, a new anticipatory user interface with virtually no learning curve; AIR Recon DL; AIR Coils; and automated workflow solutions, that leverage AI and deep learning to ensure the smoothest scanning experience in magnetic resonance (MR) imaging. In January 2023 we announced we entered into an agreement to acquire IMACTIS, an innovator in the rapidly growing field of computed tomography (CT) interventional guidance across an array of care areas. IMACTIS created CT-Navigation™, an ergonomic universal solution that provides stereotactic needle guidance, enabling intuitive pre-planning and continuous control throughout a wide range of procedures, from diagnosis to treatment. We remain committed to innovate and invest to create more integrated, efficient and personalized precision care.

RPO	December 31, 2022	December 31, 2021	December 31, 2020
Equipment	$4,739	$4,232	$3,465
Services	9,676	10,375	9,458
Total RPO	$14,415	$14,606	$12,923
*Non-GAAP Financial Measure
2022 FORM 10-K 13

SEGMENT REVENUES AND PROFIT	2022	2021	2020
Healthcare Systems (HCS)	$16,489	$15,694	$15,387
Pharmaceutical Diagnostics (PDx)	1,972	2,031	1,792
BioPharma	—	—	830
Total segment revenues	$18,461	$17,725	$18,009

Equipment	$9,643	$9,104	$9,992
Services	8,818	8,620	8,017
Total segment revenues	$18,461	$17,725	$18,009

Segment profit	$2,705	$2,966	$3,060
Segment profit margin	14.7%	16.7%	17.0%

For the year ended December 31, 2022, segment revenues were up $0.7 billion (4%) and segment profit was down $0.3 billion (9%).
RPO as of December 31, 2022 decreased $0.2 billion (1%) from December 31, 2021, primarily due to the impact of contract renewal timing in services, partially offset by an increase in equipment orders.
Revenues increased $1.3 billion (7%) organically*. Equipment revenues increased, driven by Imaging and Ultrasound, mainly due to strong growth in the U.S. and Europe, the Middle East and Africa, partially offset by China. Services revenues increased, driven by the continued growth of HCS and PDx.
Profit decreased $0.1 billion (2%) organically*, driven by increased material inflation and logistics cost across all product lines, partially offset by increased volume and price. We also continued to make planned research and development and commercial investments.

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

Corporate includes the results of the GE Digital business and our remaining GE Capital businesses, our former financial services business, including our run-off Insurance business (see Other Items - Insurance for further information) and the Lighting segment through its disposition in the second quarter of 2020.

REVENUES AND OPERATING PROFIT (COST)	2022	2021	2020
Corporate revenues	$882	$945	$1,313
Insurance revenues (Note 12)	2,954	3,106	2,865
Eliminations and other	(1,030)	(1,490)	(1,650)
Total Corporate revenues	$2,806	$2,561	$2,528

Gains (losses) on purchases and sales of business interests	$51	$(44)	$12,452
Gains (losses) on equity securities	76	1,921	(1,891)
Restructuring and other charges (Note 20)	(918)	(380)	(680)
Separation costs (Note 20)	(973)	—	—
Steam asset sale impairment (Notes 6 and 7)	(824)	—	(363)
SEC Settlement charge	—	—	(200)
Russia and Ukraine charges	(263)	—	—
Goodwill impairments, net of noncontrolling interests of $149 million in 2020 (Note 7)	—	—	(728)
Insurance profit (loss) (Note 12)	60	566	197
Adjusted total Corporate operating costs (Non-GAAP)	(621)	(1,170)	(1,602)
Total Corporate operating profit (cost) (GAAP)	$(3,413)	$892	$7,184
Less: gains (losses), impairments, Insurance, and restructuring & other	(2,792)	2,062	8,786
Adjusted total Corporate operating costs (Non-GAAP)	$(621)	$(1,170)	$(1,602)

Functions & operations	$(568)	$(848)	$(1,303)
Environmental, health and safety (EHS) and other items	(94)	(302)	(104)
Eliminations	41	(20)	(195)
Adjusted total Corporate operating costs (Non-GAAP)	$(621)	$(1,170)	$(1,602)

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
*Non-GAAP Financial Measure
2022 FORM 10-K 14

For the year ended December 31, 2022, revenues increased by $0.2 billion due to $0.5 billion of lower intersegment eliminations, partially offset by $0.2 billion of lower revenue in our run-off Insurance business and $0.1 billion of lower revenue in our Digital business. Corporate operating profit decreased by $4.3 billion due to $1.8 billion of lower gains on equity securities, primarily related to our AerCap and Baker Hughes investments. Corporate operating profit also decreased as the result of $1.0 billion of separation costs and $0.5 billion of lower operating profit in our run-off Insurance business, primarily due to a charge related to terminating several reinsurance contracts (see Other Items - Insurance). In addition, operating profit decreased due to $0.8 billion of non-cash impairment charges related to property, plant and equipment and intangible assets as a result of reclassification of a portion of our Steam Power business to held for sale in the first quarter of 2022 (see Notes 6 and 7). Corporate operating profit also decreased due to $0.5 billion of higher restructuring and other charges primarily related to our Corporate segment and $0.3 billion of charges from contracts and recoverability of assets in connection with the conflict between Russia and Ukraine and resulting sanctions, primarily within our Aerospace and Power businesses. These decreases were partially offset by $0.1 billion of lower losses on purchases and sales of business interests due to a $0.2 billion held for sale loss within our Power segment in 2021.
Adjusted total corporate operating costs* decreased by $0.5 billion primarily as the result of $0.3 billion of lower functional costs and $0.2 billion of lower costs associated with EHS and other items primarily driven by core reductions and favorability from interest rate and foreign exchange dynamics.

OTHER CONSOLIDATED INFORMATION
RESTRUCTURING AND SEPARATION COSTS. Significant, higher-cost restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges for Corporate. In addition, we incur costs associated with separation activities, which are also excluded from measurement of segment operating performance for internal and external purposes. See Note 20 for further information on restructuring and separation costs.

INTEREST AND OTHER FINANCIAL CHARGES were $1.6 billion, $1.9 billion and $2.1 billion for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease was primarily due to lower average borrowings balances, partially offset by a lower allocation of interest expense to discontinued operations. Inclusive of interest expense in discontinued operations, total interest and other financial charges were $1.7 billion, $2.5 billion and $3.0 billion for the years ended December 31, 2022, 2021 and 2020, respectively. The primary components of interest and other financial charges are interest on short- and long-term borrowings.

DEBT EXTINGUISHMENT COSTS were $0.5 billion, $6.5 billion and $0.3 billion for the years ended December 31, 2022, 2021 and
2020, respectively. During 2022, we executed a debt tender in the fourth quarter and incurred debt extinguishment costs of
$0.5 billion in the same quarter. The majority of these costs relate to the present value of accelerating future interest payments associated with the debt. As a result of these actions, we expect lower interest expense going forward.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for information about our pension and retiree benefit plans.

INCOME TAXES	2022	2021	2020
Effective tax rate (ETR)	33.7%	7.8%	(8.2)%
Provision (benefit) for income taxes	$476	$(286)	$(487)
Cash income taxes paid(a)	$1,128	$1,330	$1,291
(a) Included taxes paid related to discontinued operations.

For the year ended December 31, 2022, the income tax rate was 33.7% compared to 7.8% for the year ended December 31, 2021. The tax rate for 2022 reflects tax expense on pre-tax income. The tax rate for 2021 reflects a tax benefit on a pre-tax loss.

The provision (benefit) for income taxes was $0.5 billion and $(0.3) billion for the years ended December 31, 2022 and 2021, respectively. The increase in tax was primarily due to a decrease in tax benefit associated with lower debt extinguishment costs ($0.4 billion), the nonrecurrence of tax benefits associated with internal restructurings to recognize deductible stock and loan losses in excess of the amount offsetting AerCap and Baker Hughes tax in 2021 ($0.2 billion) and the increase in pre-tax income excluding debt extinguishment and the net gains in 2022 on our interests in AerCap and Baker Hughes ($0.2 billion). There was an insignificant tax effect on the net gains in AerCap and Baker Hughes in both periods because of available capital losses.

For the year ended December 31, 2022, the adjusted income tax rate* was 21.6% compared to 20.2% for the year ended December 31, 2021. The adjusted income tax rate* increased primarily due to larger non-U.S. losses without a tax benefit.

Absent additional taxes on global income enacted as part of the Tax Cuts and Jobs Act of 2017 (U.S. tax reform) and non-U.S. losses without a tax benefit, our consolidated income tax provision is generally reduced because of the benefits of lower-taxed global operations as certain non-U.S. income is subject to local country tax rates that are below the U.S. statutory tax rate.

*Non-GAAP Financial Measure
2022 FORM 10-K 15

The rate of tax on our profitable non-U.S. earnings is below the U.S. statutory tax rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GE funds certain non-U.S. operations through foreign companies that are subject to low foreign taxes. Most of these earnings have been reinvested in active non-U.S. business operations. Given U.S. tax reform, substantially all of our net prior unrepatriated earnings were subject to U.S. tax and accordingly we generally expect to have the ability to repatriate available non-U.S. cash without additional U.S. federal tax cost and any foreign withholding taxes on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit. We reassess reinvestment of earnings on an ongoing basis. In 2022, in connection with the execution of the Company’s plans to prepare for the spin-off of GE HealthCare, we incurred $0.1 billion of tax due to repatriation of previously reinvested earnings.

A substantial portion of the benefit for lower-taxed non-U.S. earnings related to business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate is derived from our Aerospace operations located in Singapore where the earnings are primarily taxed at a rate of 8% and our Power operations located in Switzerland where the earnings are taxed at between 17.4% and 18.6%.

The rate of tax on non-U.S. operations is increased, however, because we have losses in foreign jurisdictions where it is not likely that the losses can be utilized and no tax benefit is provided for those losses. Non-U.S. losses also limit our ability to claim U.S. foreign tax credits on certain operations, further increasing the rate of tax on non-U.S. operations. In addition, as part of U.S. tax reform, the U.S. enacted a tax on “base eroding” payments from the U.S. We have taken restructuring actions to mitigate the impact from this provision. The U.S. also enacted a minimum tax on foreign earnings (global intangible low tax income). Because we have tangible assets outside the U.S. and pay significant foreign taxes, we generally do not expect a significant increase in tax liability from this U.S. tax on foreign earnings. Overall, these enacted provisions increase the rate of tax on our non-U.S. operations.

(BENEFIT)/EXPENSE FROM GLOBAL OPERATIONS	2022	2021	2020
Foreign tax rate difference on non-U.S. earnings	$44	$137	$(104)
Audit resolutions	(23)	(81)	(129)
Other	321	99	186
Total (benefit)/expense	$342	$155	$(47)

For the year ended December 31, 2022, the increase in expense from global operations compared to 2021 reflects larger non-U.S. losses without a tax benefit and the impact of revaluing deferred taxes as a result of tax law changes.

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

	GE funded				Customer and Partner funded(b)			Total R&D
	2022		2021	2020	2022	2021	2020	2022	2021	2020
Aerospace	$806		$664	$707	$1,160	$972	$1,090	$1,965	$1,637	$1,797
Renewable Energy	519		546	466	22	15	19	540	561	485
Power	299		294	317	83	34	13	383	329	330
HealthCare	1,026		816	845	29	32	27	1,056	847	872
Corporate(a)	163		177	231	135	134	106	297	311	336
Total	$2,813	(c)	$2,497	$2,565	$1,429	$1,187	$1,255	$4,242	$3,685	$3,820
(a) Includes Global Research Center and Digital business.
(b) Customer funded is principally U.S. Government funded in our Aerospace segment.
(c) 2022 expense excludes $166 million of costs offset by funding from government grants and incentives.

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

2022 FORM 10-K 16

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flows* from our operating businesses, cash generated from asset sales and dispositions, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of Aerospace-related customer allowances, market conditions and our ability to execute dispositions. Total cash, cash equivalents and restricted cash was $17.3 billion at December 31, 2022, of which $11.7 billion was held in the U.S. and $5.5 billion was held outside the U.S.

Cash held in non-U.S. entities has generally been reinvested in active foreign business operations; however, substantially all of our unrepatriated earnings were subject to U.S. federal tax and, if there is a change in reinvestment, we would expect to be able to repatriate available cash (excluding amounts held in countries with currency controls) without additional federal tax cost. Any foreign withholding tax on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit. With regards to our announcement to form three public companies, the planning for and execution of the separations has impacted and is expected to continue to impact indefinite reinvestment. The impact of such changes will be recorded when there is a specific change in ability and intent to reinvest earnings.

Cash, cash equivalents and restricted cash at December 31, 2022 included $2.4 billion of cash held in countries with currency control restrictions (including a total of $0.1 billion in Russia and Ukraine) and $0.7 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised funds restricted in connection with certain ongoing litigation matters. Excluded from cash, cash equivalents and restricted cash was $0.6 billion of cash in our run-off Insurance business, which was classified as All other assets in the Statement of Financial Position.

In connection with the program we launched in 2020 to fully monetize our Baker Hughes position over approximately three years, we received proceeds of $4.7 billion in 2022. In addition, we expect to fully monetize our stake in AerCap over time.

Following approval of a statutory permitted accounting practice in 2018 by our primary insurance regulator, the Kansas Insurance Department (KID), we provided a total of $11.4 billion of capital contributions to our insurance subsidiaries, including $2.0 billion in the first quarter of 2022. We expect to provide further capital contributions of approximately $3.6 billion through 2024 (of which approximately $1.8 billion is expected to be contributed in the first quarter of 2023, pending completion of our December 31, 2022 statutory reporting process). See Note 12 for further information.

On March 6, 2022, the Board of Directors authorized the repurchase of up to $3 billion of our common stock. In connection with this authorization, we repurchased 13 million shares for a total of $1.0 billion for the year ended December 31, 2022.

BORROWINGS. Consolidated total borrowings were $32.4 billion and $35.2 billion at December 31, 2022 and 2021, respectively, a decrease of $2.8 billion. The reduction in borrowings was driven by $10.1 billion of net maturities and repayments of debt including a $6.4 billion debt tender completed in the fourth quarter of 2022, and $1.0 billion primarily related to changes in foreign exchange rates, partially offset by $8.3 billion issued by GE HealthCare in the fourth quarter of 2022.

We have in place committed revolving credit facilities totaling $14.4 billion at December 31, 2022, comprising a $10.0 billion unused back-up revolving syndicated credit facility and a total of $4.4 billion of bilateral revolving credit facilities.

GE HealthCare Actions. In the fourth quarter of 2022, as part of the financing for the planned spin-off, GE HealthCare issued a total of $8.3 billion in aggregate principal amount of senior unsecured debt. These notes are obligations of GE HealthCare and were guaranteed by GE until the completion of the spin-off on January 3, 2023. These notes remained with GE HealthCare at the spin-off on January 3, 2023. See Note 10 for further information.

Also in the fourth quarter of 2022, in connection with the planned spin-off, GE HealthCare entered into three new credit facilities totaling $5.5 billion. These credit facilities consist of a five-year senior unsecured revolving credit facility in an aggregate committed amount of $2.5 billion; a 364-day senior unsecured revolving facility in an aggregate committed amount of $1.0 billion; and a three-year senior unsecured term loan credit facility in an aggregate principal amount of $2.0 billion. These credit facilities remained with GE HealthCare at the spin-off on January 3, 2023.

GE Liability Management Actions. In the fourth quarter of 2022, GE used the majority of the proceeds from the senior unsecured debt issued by GE HealthCare to complete a debt tender to repurchase a total of $6.4 billion of debt issued by GE or certain affiliates (and assumed or guaranteed by GE). In doing so, we incurred debt extinguishment costs of $0.5 billion, resulting in an aggregate purchase price of $7.0 billion. See Note 10 for further information.

*Non-GAAP Financial Measure
2022 FORM 10-K 17

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

	Moody's	S&P	Fitch
Outlook	Negative	Stable	Stable
Short term	P-2	A-2	F2
Long term	Baa1	BBB+	BBB

We are disclosing our credit ratings and any current quarter updates to these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to liquidity. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. In connection with the planned spin-off of GE HealthCare, rating agencies reviewed ratings for GE. In the fourth quarter of 2022, Moody’s and Fitch reaffirmed their ratings for GE, and S&P announced that it changed its outlook for GE from Credit Watch Negative to Stable. For a description of some of the potential consequences of a reduction in our credit ratings, see the Financial Risks section of Risk Factors.

Substantially all of the Company's debt agreements in place at December 31, 2022 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant, which we satisfied at December 31, 2022.

The Company may from time to time enter into agreements that contain minimum ratings requirements. The following table provides a summary of the maximum estimated liquidity impact in the event of further downgrades below each stated ratings level.

Triggers Below	December 31, 2022
BBB+/A-2/P-2	$69
BBB/A-3/P-3	266
BBB-	1,427
BB+ and below	610
Our most significant contractual ratings requirements are related to ordinary course commercial activities. The timing within the quarter of the potential liquidity impact of these areas may differ, as can the remedies to resolving any potential breaches of required ratings levels.

FOREIGN EXCHANGE AND INTEREST RATE RISK. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Chinese renminbi, the Indian rupee and the British pound sterling, among others. The effects of foreign currency fluctuations on earnings was less than $0.1 billion for each of the years ended December 31, 2022, 2021 and 2020. See Note 22 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

Exchange rate and interest rate risks are managed with a variety of techniques, including selective use of derivatives. We apply policies to manage each of these risks, including prohibitions on speculative activities. It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. To assess exposure to interest rate risk, we apply a +/- 100 basis points change in interest rates and keep that in place for the next 12 months. To assess exposure to currency risk of assets and liabilities denominated in other than their functional currencies, we evaluated the effect of a 10% shift in exchange rates against the U.S. dollar (USD). The analyses indicated that our 2022 consolidated net earnings would decline by less than $0.1 billion for interest rate risk and for foreign exchange risk.

LIBOR REFORM. In connection with the transition away from the use of the London interbank offered rate (LIBOR) as an interest rate benchmark, the ICE Benchmark Administration Limited (IBA) plans to cease the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The Company’s most significant exposures to LIBOR relate to preferred stock and certain floating-rate debt securities issued by the Company, which use USD LIBOR. Such preferred stock and floating rate debt are governed by New York law. On December 16, 2022, the Federal Reserve Board adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR in certain financial contracts after June 30, 2023. We are in the process of managing the transition, and any financial impact will be accounted for under Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.
2022 FORM 10-K 18

STATEMENT OF CASH FLOWS
CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from equipment or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities, and post retirement plans. GE measures itself on a free cash flows* basis. This metric includes CFOA plus investments in property, plant and equipment and additions to internal-use software; this metric excludes any cash received from dispositions of property, plant and equipment. We believe that investors may also find it useful to compare free cash flows* performance without the effects of cash flows for taxes related to business sales, contributions to the GE Pension Plan, discontinued factoring programs, operating activities related to our run-off Insurance business, separation cash expenditures, Corporate restructuring cash expenditures (associated with the separation-related program announced in October 2022) and eliminations related to our receivables factoring and supply chain finance programs. We believe this measure will better allow management and investors to evaluate the capacity of our operations to generate free cash flows*.

CFOA (GAAP) AND FREE CASH FLOWS (FCF) BY SEGMENT (NON-GAAP)
For the year ended December 31, 2022	Aerospace	Renewable Energy	Power	HealthCare	Corporate	Total
CFOA (GAAP)	$5,514	$(1,759)	$2,078	$2,435	$(2,404)	$5,864
Less: Insurance CFOA	—	—	—	—	136	136
CFOA excl. Insurance (Non-GAAP)	$5,514	$(1,759)	$2,078	$2,435	$(2,540)	$5,728
Add: gross additions to property, plant and equipment	(543)	(275)	(210)	(310)	(34)	(1,371)
Add: gross additions to internal-use software	(81)	(7)	(18)	—	(7)	(113)
Less: separation cash expenditures	—	—	—	—	(261)	(261)
Less: Corporate restructuring cash expenditures	—	—	—	—	(38)	(38)
Less: taxes related to business sales	—	—	—	—	(214)	(214)
Free cash flows (Non-GAAP)	$4,890	$(2,040)	$1,850	$2,125	$(2,068)	$4,758

For the year ended December 31, 2021
CFOA (GAAP)	$2,815	$(1,576)	$24	$1,471	$(1,846)	$888
Less: Insurance CFOA	—	—	—	—	86	86
CFOA excl. Insurance (Non-GAAP)	$2,815	$(1,576)	$24	$1,471	$(1,933)	$802
Add: gross additions to property, plant and equipment	(445)	(349)	(189)	(242)	(25)	(1,250)
Add: gross additions to internal-use software	(61)	(9)	(23)	(6)	(13)	(111)
Less: CFOA impact from factoring programs discontinued in 2021	(2,006)	(539)	(1,117)	(1,481)	35	(5,108)
Less: CFOA impact from receivables factoring and supply chain finance eliminations	—	—	—	—	2,666	2,666
Less: taxes related to business sales	—	—	—	—	(6)	(6)
Free cash flows (Non-GAAP)	$4,315	$(1,395)	$929	$2,705	$(4,665)	$1,889

Cash from operating activities was $5.9 billion in 2022, an increase of $5.0 billion compared to 2021, primarily due to: a decrease in financial services-related cash collateral paid net of settlements on interest rate derivative contracts of $1.0 billion, which is a standard market practice to minimize derivative counterparty exposures; an increase in net income (after adjusting for amortization of intangible assets, non-cash losses related to our interests in AerCap and Baker Hughes and non-operating debt extinguishment costs) primarily in our Aerospace business; an increase in cash from working capital of $2.3 billion; and an increase in cash from All other operating activities of $2.5 billion. The components of All other operating activities were as follows:

Years ended December 31	2022	2021
Increase (decrease) in Aerospace-related customer allowance accruals	$47	$514
Net interest and other financial charges/(cash paid)	45	(695)
Increase (decrease) in employee benefit liabilities	270	(64)
Net restructuring and other charges/(cash expenditures)	192	(15)
Decrease in factoring related liabilities	(26)	(480)
Cash settlement of Alstom legacy legal matter	—	(175)
Increase (decrease) in product warranty liabilities	262	(163)
Other	370	(239)
All other operating activities	$1,160	$(1,317)

*Non-GAAP Financial Measure
2022 FORM 10-K 19

The cash impacts from changes in working capital compared to prior year were as follows: current receivables of $(2.8) billion, driven by higher volume partially offset by the impact of decreases in sales of receivables to third parties in 2021; inventories, including deferred inventory, of $(1.6) billion, driven by higher material purchases partially offset by higher liquidations; current contract assets of $0.4 billion, driven by higher billings on our long-term service agreements, partially offset by net favorable changes in estimated profitability; accounts payable and equipment project payables of $2.8 billion, driven by higher volume and lower disbursements related to purchases of materials in prior periods; and progress collections and current deferred income of $3.5 billion, driven by lower liquidations and higher collections, including $0.6 billion of increased customer collections on equipment orders to support production at our Aerospace business.

Cash from investing activities was $1.8 billion in 2022, a decrease of $21.9 billion compared to 2021, primarily due to: non-recurrence of sale proceeds of $22.4 billion from the combination of our GECAS business with AerCap in 2021; cash paid related to net settlements between our continuing operations and businesses in discontinued operations of $0.3 billion in 2022, primarily related to a capital contribution to Bank BPH, as compared to cash received of $1.6 billion in 2021, primarily from our GECAS business (both components of All other investing activities); partially offset by non-recurrence of the acquisition of BK Medical by our HealthCare business of $1.5 billion in 2021; an increase in proceeds of $0.6 billion from the sales of our retained ownership interest in Baker Hughes and a decrease in net purchases of insurance investment securities of $0.4 billion. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flows*, was $1.5 billion in 2022 and $1.4 billion in 2021.

Cash used for financing activities was $5.6 billion in 2022, a decrease of $39.7 billion compared to 2021, primarily due to: lower cash paid to repurchase long-term debt of $32.3 billion; GE HealthCare's long-term debt issuance in connection with the spin-off of $8.3 billion and lower other net debt maturities of $0.9 billion; partially offset by an increase in purchases of GE common stock for treasury of $0.9 billion, the settlement of Concept Laser GmbH's interest in an Aerospace technology joint venture of $0.2 billion and higher cash paid on derivatives hedging foreign currency debt of $0.2 billion (both components of All other financing activities). We paid cash to repurchase long-term debt of $6.9 billion and $39.2 billion, including cash received of $0.3 billion and cash paid of $7.2 billion related to debt extinguishment costs, excluding a non-cash debt basis adjustment of $(0.8) billion and $0.6 billion in 2022 and 2021, respectively.

CASH FLOWS FROM DISCONTINUED OPERATIONS. Cash from investing activities in 2022 was primarily due to a capital contribution to Bank BPH from continuing operations. Cash from operating activities and cash used for investing activities in 2021 was primarily due to cash generated from earnings in our GECAS business and net settlements from GECAS to continuing operations, respectively.

SUPPLY CHAIN FINANCE PROGRAMS. We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE receivables to third parties at the sole discretion of both the suppliers and the third parties. At December 31, 2022 and 2021, included in accounts payable was $4.1 billion and $3.4 billion, respectively, of supplier invoices that are subject to the third-party programs. Total supplier invoices paid through these third-party programs were $7.6 billion and $6.9 billion for the years ended December 31, 2022 and 2021, respectively. See Note 11 for further information.

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

REVENUE RECOGNITION ON LONG-TERM SERVICES AGREEMENTS. We have long-term service agreements with our customers predominately within our Power and Aerospace segments that require us to maintain the customers’ assets over the contract terms, which generally range from 5 to 25 years. However, contract modifications that extend or revise contracts are not uncommon. We recognize revenue as we perform under the arrangements using the percentage of completion method which is based on our costs incurred to date relative to our estimate of total expected costs. This requires us to make estimates of customer payments expected to be received over the contract term as well as the costs to perform required maintenance services.

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

*Non-GAAP Financial Measure
2022 FORM 10-K 20

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

On December 31, 2022, our net long-term service agreements balance of $(0.7) billion represents approximately (0.3)% of our total estimated life of contract billings of $202.2 billion. Our contracts (on average) are approximately 18.7% complete based on costs incurred to date and our estimate of future costs. Revisions to our estimates of future billings or costs that increase or decrease total estimated contract profitability by one percentage point would increase or decrease the long-term service agreements balance by $0.4 billion. Billings collected on these contracts were $11.7 billion and $10.0 billion during the years ended December 31, 2022 and 2021, respectively. See Notes 1 and 8 for further information.

IMPAIRMENT OF GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS. We perform our annual goodwill impairment testing in the fourth quarter. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider all available evidence, including (i) the results of our impairment testing from the most recent testing date (in particular, the magnitude of the excess of fair value over carrying value observed), (ii) downward revisions to internal forecasts, decreases in market multiples (and the magnitude thereof) or changes to interest rates, if any, and (iii) declines in market capitalization below book value (and the magnitude and duration of those declines), if any.

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

Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. We derive our discount rates using a capital asset pricing model and analyzing published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our annual reporting unit valuations ranged from 11% to 21%.

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

2022 FORM 10-K 21

INCOME TAXES. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate can depend on the extent earnings are indefinitely reinvested outside the U.S. Historically U.S. taxes were due upon repatriation of foreign earnings. Due to the enactment of U.S. tax reform in 2017, repatriations of available cash from foreign earnings are expected to be free of U.S. federal income tax but may incur withholding or state taxes. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. Most of these earnings have been reinvested in active non-U.S. business operations. We reassess reinvestment of earnings on an ongoing basis. In 2022, in connection with the execution of the Company's plans to prepare for the spin-off of GE HealthCare, we incurred $0.1 billion of tax due to repatriation of previously reinvested earnings.

We evaluate the recoverability of deferred income tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies, which heavily rely on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $1.3 billion and $1.5 billion at December 31, 2022 and 2021, respectively. Of this, $0.1 billion at both December 31, 2022 and 2021, were associated with losses reported in discontinued operations, primarily related to our legacy financial services businesses. See Other Consolidated Information – Income Taxes section and Notes 1 and 15 for further information.

LOSS CONTINGENCIES. Loss contingencies are existing conditions, situations or circumstances involving uncertainty as to possible loss that will ultimately be resolved when future events occur or fail to occur. Such contingencies include, but are not limited to, environmental obligations, litigation, regulatory investigations and proceedings, product quality and losses resulting from other events and developments. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and negotiations with or decisions by third parties that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. See Note 24 for further information.

OTHER ITEMS
INSURANCE. The run-off insurance operations of North American Life and Health (NALH) primarily include Employers Reassurance Corporation (ERAC) and Union Fidelity Life Insurance Company (UFLIC). ERAC primarily assumes long-term care insurance and life insurance from numerous cedents under various types of reinsurance treaties and stopped accepting new policies after 2008. UFLIC primarily assumes long-term care insurance, structured settlement annuities with and without life contingencies and variable annuities from Genworth Financial Inc. (Genworth) and has been closed to new business since 2004. Our run-off insurance liabilities and annuity benefits primarily comprise a liability for future policy benefits for those insurance contract claims not yet incurred and claim reserves for claims that have been incurred. We regularly monitor emerging experience in our run-off insurance operations and industry developments to identify trends that may help us refine our reserve assumptions.

Key Portfolio Characteristics
Long-term care insurance contracts. The long-term care insurance contracts we reinsure provide coverage at varying levels of benefits to policyholders and may include attributes (e.g., lifetime benefit periods, inflation protection options, and joint life policies) that could result in claimants being on claim for longer periods or at higher daily claim costs, or alternatively limiting the premium paying period, compared to contracts with a lower level of benefits.

2022 FORM 10-K 22

Presented in the table below are GAAP and statutory reserve balances and key attributes of our long-term care insurance portfolio.

December 31, 2022	ERAC	UFLIC	Total
Gross GAAP future policy benefit reserves and claim reserves	$16,844	$5,109	$21,953
Gross statutory future policy benefit reserves and claim reserves(a)	24,670	6,354	31,024
Number of policies in force	181,700	52,600	234,300
Number of covered lives in force	241,500	52,600	294,100
Average policyholder attained age	77	84	79
Gross GAAP future policy benefit reserve per policy (in actual dollars)	$78,600	$58,800	$74,100
Gross GAAP future policy benefit reserve per covered life (in actual dollars)	59,100	58,800	59,100
Gross statutory future policy benefit reserve per policy (in actual dollars)(a)	120,300	79,800	111,200
Gross statutory future policy benefit reserve per covered life (in actual dollars)(a)	90,500	79,800	88,600
Percentage of policies with:
Lifetime benefit period	69%	32%	61%
Inflation protection option	80%	91%	83%
Joint lives	33%	—%	26%
Percentage of policies that are premium paying	69%	75%	70%
Policies on claim	9,700	8,200	17,900
(a)    Statutory balances reflect recognition of the estimated remaining statutory increase in reserves of approximately $1.8 billion through 2023 under the permitted accounting practice discussed further in Note 12.

Structured settlement annuities and life insurance contracts. We reinsure approximately 26,000 structured settlement annuities with an average attained age of 55. These structured settlement annuities were primarily underwritten on impaired lives (i.e., shorter-than- average life expectancies) at origination and have projected payments extending decades into the future. Our primary risks associated with these contracts include mortality (i.e., life expectancy or longevity), mortality improvement (i.e., assumed rate that mortality is expected to reduce over time), which may extend the duration of payments on life contingent contracts beyond our estimates, and reinvestment risk (i.e., a low interest rate environment may reduce our ability to achieve our targeted investment margins). Unlike long- term care insurance, structured settlement annuities offer no ability to require additional premiums or reduce benefits.

Our life reinsurance business typically covers the mortality risk associated with various types of life insurance policies that we reinsure from approximately 150 ceding company relationships where we pay a benefit based on the death of a covered life. As of December 31, 2022, across our U.S. and Canadian life insurance blocks, we reinsure approximately $59 billion of net amount at risk (i.e., difference between the death benefit and any accrued cash value) from approximately 1.4 million policies with an average attained age of 61. In 2022, our incurred claims were approximately $0.5 billion with an average individual claim of approximately $46,000. The covered products primarily include permanent life insurance and 20- and 30-year level term insurance. We anticipate a significant portion of the 20-year level term policies, which represent approximately 17% of the net amount of risk, to lapse through 2024 as the policies reach the end of their 20-year level premium period.

Critical Accounting Estimates. Our insurance reserves include the following key accounting estimates and assumptions described below.

Future policy benefit reserves. Future policy benefit reserves represent the present value of future policy benefits less the present value of future gross premiums based on actuarial assumptions including, but not limited to, those discussed in Premium Deficiency Testing below. Assumptions are locked-in throughout the remaining life of a contract unless a premium deficiency develops.

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

2022 FORM 10-K 23

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

Discount rate. Interest rate assumptions used in estimating the present value of future policy benefit reserves are based on expected future investment yields, net of related investment expenses and expected defaults. In estimating future investment yields, we consider the actual yields on our current investment securities held by our run-off insurance operations and the future rates at which we expect to reinvest any proceeds from investment security maturities, net of other operating cash flows, and the projected future capital contributions into our run-off insurance operations.

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

2022 Premium Deficiency Testing. We completed our annual premium deficiency testing in the aggregate across our run-off insurance portfolio in the third quarter of 2022. These procedures included updating certain experience studies since our last test completed in the third quarter of 2021, independent actuarial analysis (principally on long-term care insurance exposures) and review of industry benchmarks. Using updated assumptions, the 2022 premium deficiency testing results indicated a positive margin of about 10% of the related future policy benefit reserves recorded at September 30, 2022, or approximately equivalent to the 2021 premium deficiency testing results.

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
2022 FORM 10-K 24

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

While higher assumed inflation, holding all other assumptions constant, would result in unfavorable impacts to the projected present value of future cash flows, it would be expected to be mitigated by a higher discount rate and more policies reaching contractual daily or monthly benefit caps.

Our run-off insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices. Statutory accounting practices are set forth by the National Association of Insurance Commissioners (NAIC) as well as state laws, regulation and general administrative rules and differ in certain respects from GAAP and would result in several of the sensitivities described in the table above being less impactful on our statutory reserves.

See Capital Resources and Liquidity, Other Items - New Accounting Standards and Notes 3 and 12 for further information related to our run-off insurance operations.

NEW ACCOUNTING STANDARDS. The Financial Accounting Standards Board issued new guidance on accounting for long-duration insurance contracts that is effective for our interim and annual periods beginning January 1, 2023 and applied retrospectively to January 1, 2021 (i.e., the transition date). We will adopt the new guidance using the modified retrospective transition method where permitted. We expect adoption of the new guidance will significantly change the accounting for measurements of our long-duration insurance liabilities and reinsurance recoverables and materially affect our consolidated financial statements and require changes to our actuarial, accounting and financial reporting processes, systems, and internal controls. The new guidance requires cash flow assumptions used in the measurement of various insurance liabilities to be reviewed at least annually and updated if actual experience or other evidence indicates previous assumptions warrant revision with any required changes recorded in earnings. These changes will result in the elimination of premium deficiency testing and shadow adjustments. Under the new guidance, the discount rate will be equivalent to the upper-medium grade (i.e., single A) fixed-income instrument yield reflecting the duration characteristics of our insurance liabilities and is required to be updated in each reporting period with changes recorded in Accumulated other comprehensive income (AOCI). As reinsurance recoverables are recognized in a manner consistent with the liabilities relating to the underlying reinsurance contracts, changes in reinsurance recoverables from updating the single A discount rate in each reporting period are also recognized in AOCI. The allowance for credit losses on reinsurance recoverables will continue to be based on the locked-in discount rate for purposes of assessing changes in each reporting period. As such, movements in the gross reinsurance recoverable balance resulting from changes in the single A discount rate will not impact the allowance for credit losses. Following the recapture transaction effective in the fourth quarter of 2022, as explained in Note 12, the remaining reinsurance recoverables are not material.

In conjunction with the adoption of the new guidance, we are in process of converting our long-term care insurance claim cost projection models to first principles models that are based on more granular assumptions of expected future experience and will facilitate the new guidance's requirements.

2022 FORM 10-K 25

We currently estimate a decrease in Shareholders’ equity at the transition date from adoption of the new guidance to be in an after-tax range of $7.0 billion to $8.0 billion, including approximately $5.5 billion to $6.0 billion in AOCI and $1.5 billion to $2.0 billion in Retained earnings. The decrease in AOCI is primarily attributable to remeasuring our insurance liabilities and reinsurance recoverables using the single A discount rate required under the new guidance, which is lower than our current locked-in discount rate, and the removal of shadow adjustments. The decrease in Retained earnings at the transition date is primarily attributable to certain long-term care insurance exposures where the projected present value of future cash flows exceeds the reserves at the transition date, based on the required lower level of grouping of contracts, combined with converting our long-term care insurance claim cost projection models to first principles models. As of December 31, 2022, we estimate the decrease in Shareholders' equity to be reduced to approximately $3.0 billion to $4.0 billion, primarily due to changes in the market interest rate environment subsequent to the transition date.

The new guidance is only applicable to the measurements of our long-duration insurance liabilities under GAAP. In addition, we do not expect changes to statutory insurance reserves, regulatory capital requirements or projected funding as a result of the implementation of the first principles models.

NON-GAAP FINANCIAL MEASURES. We believe that presenting non-GAAP financial measures provides management and investors useful measures to evaluate performance and trends of the total company and its businesses. This includes adjustments in recent periods to GAAP financial measures to increase period-to-period comparability following actions to strengthen our overall financial position and how we manage our business. In addition, management recognizes that certain non-GAAP terms may be interpreted differently by other companies under different circumstances. In various sections of this report we have made reference to the following non-GAAP financial measures in describing our (1) revenues, specifically organic revenues by segment; organic revenues; and equipment and services organic revenues and (2) profit, specifically organic profit and profit margin by segment; Adjusted profit and profit margin; Adjusted organic profit and profit margin; Adjusted earnings (loss); Adjusted income tax rate; and Adjusted earnings (loss) per share (EPS). The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenue			Segment profit (loss)			Profit margin
	2022	2021	V%	2022	2021	V%	2022	2021	V pts
Aerospace (GAAP)	$26,050	$21,310	22%	$4,775	$2,882	66%	18.3%	13.5%	4.8pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(80)	—		101	3
Aerospace organic (Non-GAAP)	$26,129	$21,311	23%	$4,674	$2,879	62%	17.9%	13.5%	4.4pts

Renewable Energy (GAAP)	$12,977	$15,697	(17)%	$(2,240)	$(795)	U	(17.3)%	(5.1)%	(12.2)pts
Less: acquisitions	—	(55)		—	(17)
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(702)	2		55	52
Renewable Energy organic (Non-GAAP)	$13,678	$15,749	(13)%	$(2,295)	$(831)	U	(16.8)%	(5.3)%	(11.5)pts

Power (GAAP)	$16,262	$16,903	(4)%	$1,217	$726	68%	7.5%	4.3%	3.2pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	502		—	(2)
Less: foreign currency effect	(503)	(5)		(78)	(40)
Power organic (Non-GAAP)	$16,765	$16,405	2%	$1,295	$768	69%	7.7%	4.7%	3.0pts

HealthCare (GAAP)	$18,461	$17,725	4%	$2,705	$2,966	(9)%	14.7%	16.7%	(2.0)pts
Less: acquisitions	238	—		(54)	(16)
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(772)	—		(169)	(14)
HealthCare organic (Non-GAAP)	$18,994	$17,725	7%	$2,928	$2,995	(2)%	15.4%	16.9%	(1.5)pts

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

2022 FORM 10-K 26

ORGANIC REVENUES (NON-GAAP)	2022	2021	V%
Total revenues (GAAP)	$76,555	$74,196	3%
Less: Insurance revenues (Note 12)	2,954	3,106
Adjusted revenues (Non-GAAP)	$73,602	$71,090	4%
Less: acquisitions	241	(55)
Less: business dispositions	—	158
Less: foreign currency effect(a)	(2,079)	(3)
Organic revenues (Non-GAAP)	$75,440	$70,989	6%

(a) Foreign currency impact in 2022 was primarily driven by U.S. dollar appreciation against the euro, Japanese yen and British pound.
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

EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	2022	2021	V%
Total equipment revenues (GAAP)	$31,976	$34,200	(7)%
Less: acquisitions	207	—
Less: business dispositions	—	(177)
Less: foreign currency effect	(1,319)	—
Equipment organic revenues (Non-GAAP)	$33,088	$34,378	(4)%

Total services revenues (GAAP)	$41,626	$36,890	13%
Less: acquisitions	34	(55)
Less: business dispositions	—	336
Less: foreign currency effect	(760)	(2)
Services organic revenues (Non-GAAP)	$42,352	$36,612	16%
We believe this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

2022 FORM 10-K 27

ADJUSTED PROFIT AND PROFIT MARGIN (NON-GAAP)	2022	2021	V%
Total revenues (GAAP)	$76,555	$74,196	3%
Less: Insurance revenues (Note 12)	2,954	3,106
Adjusted revenues (Non-GAAP)	$73,602	$71,090	4%

Total costs and expenses (GAAP)	$76,375	$80,702	(5)%
Less: Insurance cost and expenses (Note 12)	2,894	2,540
Less: interest and other financial charges(a)	1,552	1,813
Less: non-operating benefit cost (income)	(532)	1,782
Less: restructuring & other(a)	949	455
Less: debt extinguishment costs(a)	465	6,524
Less: separation costs(a)	973	—
Less: Steam asset sale impairment(a)	824	—
Less: Russia and Ukraine charges(a)	263	—
Add: noncontrolling interests	67	(71)
Add: EFS benefit from taxes	(213)	(162)
Adjusted costs (Non-GAAP)	$68,840	$67,354	2%

Other income (loss) (GAAP)	$1,231	$2,823	(56)%
Less: gains (losses) on equity securities(a)	76	1,921
Less: restructuring & other(a)	31	75
Less: gains (losses) on purchases and sales of business interests(a)	51	(44)
Adjusted other income (loss) (Non-GAAP)	$1,074	$871	23%

Profit (loss) (GAAP)	$1,412	$(3,683)	F
Profit (loss) margin (GAAP)	1.8%	(5.0)%	6.8pts

Adjusted profit (loss) (Non-GAAP)	$5,835	$4,608	27%
Adjusted profit (loss) margin (Non-GAAP)	7.9%	6.5%	1.4pts

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

ADJUSTED ORGANIC PROFIT (NON-GAAP)	2022	2021	V%
Adjusted profit (loss) (Non-GAAP)	$5,835	$4,608	27%
Less: acquisitions	(72)	(32)
Less: business dispositions	—	14
Less: foreign currency effect(a)	(104)	70
Adjusted organic profit (loss) (Non-GAAP)	$6,011	$4,556	32%

Adjusted profit (loss) margin (Non-GAAP)	7.9%	6.5%	1.4	pts
Adjusted organic profit (loss) margin (Non-GAAP)	8.0%	6.4%	1.6	pts

(a) Included foreign currency negative effect on revenues of $2,079 million and positive effect on operating costs and other income (loss) of $1,975 million for the year ended December 31, 2022.
We believe this measure provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

2022 FORM 10-K 28

ADJUSTED EARNINGS (LOSS) AND ADJUSTED INCOME TAX RATE (NON-GAAP)	2022		2021
(Per-share amounts in dollars)	Earnings	EPS	Earnings	EPS
Earnings (loss) from continuing operations (GAAP) (Note 18)	$584	$0.53	$(3,571)	$(3.25)
Insurance earnings (loss) (pre-tax)	65	0.06	570	0.52
Tax effect on Insurance earnings (loss)	(21)	(0.02)	(126)	(0.11)
Less: Insurance earnings (loss) (net of tax) (Note 12)	44	0.04	444	0.40
Earnings (loss) excluding Insurance (Non-GAAP)	$540	$0.49	$(4,015)	$(3.66)
Non-operating benefit (cost) income (pre-tax) (GAAP)	532	0.48	(1,782)	(1.62)
Tax effect on non-operating benefit (cost) income	(112)	(0.10)	374	0.34
Less: Non-operating benefit (cost) income (net of tax)	420	0.38	(1,408)	(1.28)
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	51	0.05	(44)	(0.04)
Tax effect on gains (losses) on purchases and sales of business interests	67	0.06	6	0.01
Less: Gains (losses) on purchases and sales of business interests (net of tax)	118	0.11	(37)	(0.03)
Gains (losses) on equity securities (pre-tax)(a)	76	0.07	1,921	1.75
Tax effect on gains (losses) on equity securities(b)(c)	(17)	(0.02)	128	0.12
Less: Gains (losses) on equity securities (net of tax)	58	0.05	2,049	1.87
Restructuring & other (pre-tax)(a)	(918)	(0.83)	(380)	(0.35)
Tax effect on restructuring & other	199	0.18	35	0.03
Less: Restructuring & other (net of tax)	(719)	(0.65)	(346)	(0.31)
Debt extinguishment costs (pre-tax)(a)	(465)	(0.42)	(6,524)	(5.94)
Tax effect on debt extinguishment costs	68	0.06	430	0.39
Less: Debt extinguishment costs (net of tax)	(397)	(0.36)	(6,094)	(5.55)
Separation costs (pre-tax)(a)	(973)	(0.88)	—	—
Tax effect on separation costs	77	0.07	—	—
Less: Separation costs (net of tax)	(896)	(0.81)	—	—
Steam asset sale impairment (pre-tax)(a)	(824)	(0.75)	—	—
Tax effect on Steam asset sale impairment	84	0.08	—	—
Less: Steam asset sale impairment (net of tax)	(740)	(0.67)	—	—
Russia and Ukraine charges (pre-tax)(a)	(263)	(0.24)	—	—
Tax effect on Russia and Ukraine charges	15	0.01	—	—
Less: Russia and Ukraine charges (net of tax)	(248)	(0.23)	—	—
Less: Accretion of redeemable noncontrolling interest (pre-tax and net of tax) (Note 18)	—	—	(9)	(0.01)
Less: Accretion of preferred share repurchase (pre-tax and net of tax) (Note 18)	4	—	—	—
Less: U.S. and foreign tax law change enactment	58	0.05	8	0.01
Less: Tax loss related to GECAS transaction	—	—	(54)	(0.05)
Adjusted earnings (loss) (Non-GAAP)	$2,881	$2.62	$1,876	$1.71

Earnings (loss) from continuing operations before taxes (GAAP)	$1,412		$(3,683)
Less: Total adjustments above (pre-tax)	(2,719)		(6,240)
Adjusted earnings before taxes (Non-GAAP)	$4,131		$2,558

Provision (benefit) for income taxes (GAAP)	$476		$(286)
Less: Tax effect on adjustments above	(418)		(802)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$893		$516

Income tax rate (GAAP)	33.7%		7.8%
Adjusted income tax rate (Non-GAAP)	21.6%		20.2%

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
*Non-GAAP Financial Measure
2022 FORM 10-K 29

OTHER FINANCIAL DATA.

FIVE-YEAR PERFORMANCE GRAPH
The annual changes for the five-year period shown in the above graph are based on the assumption that $100 had been invested in General Electric common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Standard & Poor’s 500 Industrials Stock Index (S&P Industrial) on December 31, 2017, and that all quarterly dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31 for each year indicated.

With respect to “Market Information,” in the United States, General Electric common stock is listed on the New York Stock Exchange under the ticker symbol "GE" (its principal market). General Electric common stock is also listed on the London Stock Exchange, Euronext Paris and the SIX Swiss Exchange.

As of January 31, 2023, there were approximately 276,000 shareholder accounts of record.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 6, 2022, the Board of Directors authorized up to $3 billion of common share repurchases. We repurchased 4,171 thousand shares for $326 million during the three months ended December 31, 2022 under this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorization	Approximate dollar value of shares that may yet be purchased under our share repurchase authorization
(Shares in thousands)

2022
October	1,810	$69.24	1,810
November	2,122	85.42	1,909
December	452	83.56	452
Total	4,384	$78.55	4,171	$2,026

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

2022 FORM 10-K 30

Strategic plan - We may encounter challenges to executing our plan to separate GE into three public companies, or to completing the plan within the timeframes we anticipate, and we may not realize some or all of the expected benefits of the separations. In November 2021, we announced our plan to form three independent public companies from our (i) Aerospace business, (ii) HealthCare business and (iii) portfolio of energy businesses that we plan to combine as GE Vernova (Renewable Energy, Power, Digital and Energy Financial Services), to better position those businesses to deliver long-term growth and create value for customers, investors, and employees. In January 2023, our HealthCare business was spun off as GE HealthCare. The GE HealthCare business separation was, and the planned GE Vernova business separation is expected to be, effected through spin-offs by GE that are intended to be tax-free for the Company and its shareholders for U.S. federal income tax purposes and with all three resulting companies having investment grade credit ratings. The GE Vernova separation transaction will be subject to the satisfaction of a number of customary conditions, including, among others, final approvals by GE’s Board of Directors, receipt of tax rulings in certain jurisdictions and/or tax opinions from external counsel, the filing with the SEC and effectiveness of a Form 10 registration statement, and establishment of the capital structures and credit ratings for both GE Vernova and the remainder of GE following the spin-off. A failure to satisfy required conditions, or disruptions in market conditions, could delay the completion of the GE Vernova separation transaction for a significant period of time or prevent it from occurring at all. Additionally, the GE Vernova separation transaction is complex in nature, and business, market or other developments or changes may affect our ability to complete the separation transaction as currently expected, within the anticipated timeframe or at all. These or other developments could cause us not to realize some or all of the expected benefits, or to realize them on a different timeline than expected. If we are unable to complete the GE Vernova separation, we will have incurred costs without realizing the benefits of such transaction. In addition, the terms and conditions of the required regulatory authorizations and consents that are granted, if any, may impose requirements, limitations or costs, or place restrictions on the conduct of GE Vernova or GE Aerospace as independent companies. In addition, although we intend for the GE Vernova separation transaction to be tax-free to the Company and its shareholders for U.S. federal income tax purposes, we expect to incur non-U.S. cash taxes on the preparatory restructuring and may also incur non-cash tax expense including potential impairments of deferred tax assets. Moreover, there can be no assurance that either of the separation transactions will qualify as tax-free for U.S. purposes for the Company or its shareholders. If either of the separation transactions were ultimately determined to be taxable, we would incur a significant tax liability, while the distributions to the Company’s shareholders would become taxable and the new independent companies might incur income tax liabilities as well. Furthermore, there can be no assurance that each separate company will be successful as a standalone public company.

Whether or not the GE Vernova separation transaction is completed, our businesses may face material challenges as a result of the GE HealthCare separation and in connection with the GE Vernova separation, including the diversion of management’s attention from ongoing business concerns and impact on the businesses of the Company; appropriately allocating assets and liabilities among GE Aerospace and GE Vernova; maintaining employee morale and retaining and attracting key management and other employees; retaining existing or attracting new business and operational relationships, including with customers, suppliers, employees and other counterparties; assigning customer contracts, guaranties and other contracts and instruments to each of the businesses, and obtaining releases from the counterparties to those contracts or beneficiaries of those instruments; providing financial or credit support for new business; assigning intellectual property to each of the businesses; establishing transition service agreements and standalone readiness for key functions; and potential negative reactions from investors or the financial community. In particular, GE for the past several years has been undertaking various restructuring and business transformation actions (including workforce reductions, global facility consolidations and other cost reduction initiatives, and the GE HealthCare separation) that have entailed changes across our organizational structure, senior leadership, culture, functional alignment, outsourcing and other areas. These pose risks in the form of personnel capacity constraints and institutional knowledge loss that could lead to missed performance or financial targets, loss of key personnel and harm to our reputation, and these risks are heightened with the additional interdependent actions that will be needed to complete the planned separation of GE Vernova.

Moreover, completion of the GE HealthCare separation has resulted, and completion of the GE Vernova separation will result in independent public companies that are smaller, less diversified companies with more limited businesses concentrated in their respective industries than GE was prior to the separation transactions. As a result, each company may be more vulnerable to global economic trends, geopolitical risks, demand or supply shocks, and changing market conditions, which could have a material adverse effect on its business, financial condition, cash flows and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish, such that each company’s results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and its ability to execute of capital allocation plans, fund capital expenditures and investments, pay dividends and meet debt obligations and other liabilities may be diminished. Each of the separate companies will also incur ongoing costs, including costs of operating as independent public companies, that the separated businesses will no longer be able to share. Additionally, we cannot predict whether the market value of our common stock and the common stock of each of the new independent companies after the separation transactions will be, in the aggregate, less than, equal to or greater than the market value of our common stock prior to the separation transactions. Investors holding our common stock may also sell the common stock of any of the new independent companies that do not match their investment strategies, which may cause a decline in the market price of such common stock. Any decline in the market price of GE HealthCare common stock will also affect the value of our retained equity ownership in that company and could affect the timing and tax treatment of our disposition of that stake.

Global macro-environment - Our growth is subject to global economic, political and geopolitical risks. We operate in virtually every part of the world, serve customers in over 170 countries and received 57% of our revenues for 2022 from outside the United States. Our operations and the execution of our business plans and strategies are subject to the effects of global economic trends, geopolitical risks and demand or supply shocks from events such as war or international conflict, a major terrorist attack, natural disasters or actual or threatened public health emergencies (such as COVID-19, including virus variants and resurgences and responses to those). They are also affected by local and regional economic environments, supply chain constraints and policies in the U.S. and other markets that we serve, including factors such as continuing inflationary pressures in many markets, continuing increases in interest rates from recent historic lows, economic growth rates, the availability of skilled labor, monetary policy, exchange rates and
2022 FORM 10-K 31

currency volatility, commodity prices and sovereign debt levels. For example, ongoing inflationary pressures have caused and may continue to cause many of our material and labor costs to increase, which can adversely affect our profitability and cash flows, particularly when we are unable to increase customer contract values or pricing to offset those pressures. At the same time, Russia’s invasion of Ukraine and related political and economic consequences, such as sanctions and other measures imposed by the European Union, the U.S. and other countries and organizations in response, have also caused and may continue to cause disruption and instability in global markets, supply chains and industries that negatively impact our businesses, financial condition and results of operations and pose reputational risks. Further deterioration of economic conditions or outlooks, such as lower rates of investment, lower economic growth, recession or fears of recession in the U.S., China, Europe or other key markets, may adversely affect the demand for or profitability of our products and services, and the impact from developments outside the U.S. on our business performance can be significant given the extent of our global activities. In addition, political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies, as well as tariffs, export controls, restrictions on outbound investment or other trade barriers, sanctions, technical or local content regulations, currency controls, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our businesses. These can interfere with our global operating model, supply chain, production costs, customer relationships and competitive position. Further escalation of any specific trade tensions, including intensified decoupling between the U.S. and China, or in global trade conflict more broadly could be harmful to global economic growth or to our business in or with China or other countries. We also do business in many emerging market jurisdictions where economic, political and legal risks are heightened and the operating environments are complex.

COVID-19 - The global COVID-19 pandemic has had and may continue to have a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve, particularly for our Aerospace business. Our operations and financial performance since early 2020 have been negatively impacted by the COVID-19 pandemic that has caused, and may continue to cause, a slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. While there has been recovery in many business sectors compared to the initial years of the pandemic, virus resurgences and variants, regional or site lockdowns and similar dynamics may continue to cause operational challenges at our facilities or with customers or suppliers and adversely affect our business and financial performance. In particular, our Aerospace business constitutes a substantial portion of our financial results, and accordingly the adverse impacts that COVID-19 has had and may continue to have on commercial air traffic and operators, airlines, airframers, lessors, suppliers and other actors in the aviation sector more broadly are significant for GE. Interruptions of regional and international air travel from COVID-19 have had a material adverse effect on our airline and airframer customers and their demand for our services and products, and in some cases may threaten the future viability of some customers. Industry participants’ measures in response to these dynamics could lead to future requests for payment deferrals, contract modifications, and similar actions across the aviation sector, which may lead to additional charges, impairments and other adverse financial impacts, or to customer disputes. There are also risks related to longer-term strategies the aviation industry may implement, such as reducing capacity, shifting route patterns or other strategies to mitigate impacts from COVID-19 and the risk of future public health crises, and from potential shifts in the flying public’s demand for travel, any of which could adversely affect the pace of recovery in commercial air traffic capacity and the demand for or profitability of our products and services. The continuing impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: the severity and duration of the COVID-19 outbreaks around the world; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including regional lockdowns, restrictions on travel and transport or changes such as China’s recent reversal of its zero-COVID policy); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability, public acceptance and continued efficacy of treatments or vaccines; and the pace and extent of recovery from the past and any future adverse effects of the COVID-19 pandemic. Impacts and risks related to the COVID-19 pandemic may also have the effect of heightening many of the other risk factors described in this section.

Energy transition - The strategic priorities and financial performance of many of our businesses are subject to market and other dynamics related to decarbonization, which can pose risks in addition to opportunities. Given the nature of our businesses and the industries we serve, we must anticipate and respond to market, technological, regulatory and other changes driven by broader trends related to decarbonization efforts in response to climate change and energy security. These changes present both risks and opportunities for our businesses, many of which provide products and services to customers in sectors like power generation and commercial aviation that have historically been carbon intensive and we expect will remain important to efforts globally to lower greenhouse gas emissions for decades to come. For example, the significant decreases in recent years in the levelized cost of energy for renewable sources of power generation (such as wind and solar), along with ongoing changes in government, investor, customer and consumer policies, commitments, preferences and considerations related to climate change, in some cases have adversely affected, and may continue to affect, the demand for and the competitiveness of products and services related to fossil fuel-based power generation, including sales of new gas turbines and the utilization and servicing needs for existing gas power plants that are unmitigated with capabilities such as hydrogen or carbon capture. Continued shifts toward greater penetration by renewables in both new capacity additions and the proportionate share of power generation, particularly depending on the pace and timeframe for such shifts across different markets globally, could have a material adverse effect on the performance of our Power business and our consolidated results. While the currently anticipated market growth and power generation share for renewable energy is expected to be favorable for our wind businesses over time, we face uncertainties related to future levels and timeframes of government subsidies and credits (including the impact of the Inflation Reduction Act and other policies), significant price competition among wind equipment manufacturers, changing dynamics between onshore and offshore wind power, potential further consolidation in the wind industry, competition with solar power-based and other sources of renewable energy and the pace at which power grids are modernized to maintain reliability with higher levels of renewables penetration. The achievement of deep decarbonization goals for the power sector over the coming decades is likely to depend in part on technologies that are not yet deployed or widely adopted today but that may become more important over time (such as hydrogen-based power generation, carbon capture and sequestration technologies, small modular or other advanced nuclear power and grid-scale batteries or other storage solutions). Successfully navigating these changes
2022 FORM 10-K 32

will require significant investments in power grids and other infrastructure, research and development and new technology and products, both by GE and third parties. Similar dynamics exist in the aviation sector, where decarbonization over time will require a combination of continued technological innovation in the fuel efficiency of engines, expanded use of sustainable aviation fuels and the development of electric flight and hydrogen-based aviation technologies. For example, the risk of insufficient availability of low carbon fuels (such as sustainable aviation fuels or hydrogen) may compromise the pace and degree of decarbonization within the aviation sector. Our success in advancing decarbonization objectives across our businesses will depend in part on the actions of governments, regulators and other market participants to invest in infrastructure, create appropriate market incentives and to otherwise support the development of new technologies. The process of developing new high-technology products and enhancing existing products to mitigate climate change is often complex, costly and uncertain, and we may pursue strategies or make investments that do not prove to be commercially successful in the time frames expected or at all.

A failure by GE or other industry participants to invest successfully in these technological developments, or to adequately position our businesses to benefit from the growth in adoption of new technologies, could adversely affect our competitive position, business, ability to attract and retain talent, results of operations, cash flows and financial condition. In addition, we face increasing scrutiny and expectations from many customers, governments, regulators, investors, banks, project financiers and other stakeholders regarding the roles that the private sector and individual companies play in decarbonization, which can result in additional costs and pose reputational or other risks for companies like GE that serve carbon intensive industries or relative to progress that we make over time in reducing emissions from our operations or products and achieving our publicly announced ambitions. We anticipate that we will continue to need to make investments in new technologies and capabilities and devote additional management and other resources in response to the foregoing, and we may not realize the anticipated benefits of those investments and actions. Trends related to the global energy transition and decarbonization, will affect the relative competitiveness of different types of product and service offerings within and across our energy businesses and our Aerospace business. Important factors that could impact our businesses include the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption and pace of implementation of climate change-related policies (such as carbon taxes, cap and trade regimes, increased efficiency standards, greenhouse gas emission reduction targets or commitments, incentives or mandates for particular types of energy or policies that impact the availability of financing for certain types of projects) at the national and sub-national levels or by customers, investors or other private actors.

Competitive environment - We are dependent on the maintenance of existing product lines and service relationships, market acceptance of new product and service introductions, and technology and innovation leadership for revenue and earnings growth. The markets in which we operate are highly competitive in terms of pricing, product and service quality, product development and introduction time, customer service, financing terms, the ability to respond to shifts in market demand and the ability to attract and retain skilled talent. Our long-term operating results and competitive position also depend substantially upon our ability to continually develop, introduce, and market new and innovative technology, products, services and platforms, to develop digital solutions for our own operations and our customers, to modify existing products and services, to customize products and services, to maintain long-term customer relationships and to increase our productivity over time as we perform on long-term service agreements. We often enter into long-term service agreements in both our Aerospace and Power businesses in connection with significant contracts for the sale of equipment. In connection with these agreements, we must accurately estimate our costs associated with delivering the products, product durability and reliability, and the provision of services over time in order to be profitable and generate acceptable returns on our investments. A failure to appropriately estimate or plan for or execute our business plans may adversely affect our delivery of products, services and outcomes in line with our projected financial performance or cost estimates, and ultimately may result in excess costs, build-up of inventory that becomes obsolete, lower profit margins and an erosion of our competitive position. In addition, at our Renewable Energy business, the rapid pace of innovation among onshore and offshore wind turbine manufacturers in recent years has led to short product cycles, early market introductions and faster time to market, all of which can lead to quality and execution issues, higher costs and other challenges to achieving profitability for new products.

Our businesses are also subject to technological change and advances, such as growth in industrial automation and increased digitization of the operations, infrastructure and solutions that customers demand across all the industries we serve. The introduction of innovative and disruptive technologies in the markets in which we operate also poses risks in the form of new competitors (including new entrants from outside our traditional industries, such as competitors from digital technology companies), market consolidation, substitutions of existing products, services or solutions, niche players, new business models and competitors that are faster to market with new or more cost-effective products or services. Existing and new competitors frequently offer services for our installed base, and if the customers that purchase our equipment and products select our competitors’ services of if we otherwise fail to maintain or renew service relationships, this can erode the revenues and profitability of our businesses. In addition, the research and development cycle involved in bringing products in our businesses to market is often lengthy, it is inherently difficult to predict the economic conditions or competitive dynamics that will exist when any new product is complete, and our investments, to the extent they result in bringing a product to market, may generate weaker returns than we anticipated at the outset. Our capacity to invest in research and development efforts to pursue advancement in a wide range of technologies, products and services also depends on the financial resources that we have available for such investment relative to other capital allocation priorities. Under-investment in research and development, or investment in technologies that prove to be less competitive in the future (at the expense of alternative investment opportunities not pursued), could lead to loss of sales of our products and services in the future, particularly in our long-cycle businesses that have longer product development cycles. The amounts that we do invest in research and development efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings.

Business portfolio - Our success depends on achieving our strategic and financial objectives, including through acquisitions, integrations, dispositions and joint ventures. With respect to acquisitions and business integrations or with dispositions, separations, such as the spin-off of GE HealthCare, and joint ventures, we may not achieve expected returns or other benefits on a timely basis or at all as a result of changes in strategy, integration challenges or other factors. Over the past several years we have also
2022 FORM 10-K 33

been pursuing a variety of dispositions, and we plan to exit our equity interests in AerCap and GE HealthCare over time. Declines in the values of equity interests (such as our interests AerCap and GE HealthCare) or other assets (such as the AerCap senior notes that we hold) that we sell can diminish the cash proceeds that we realize, and our ability and timing to sell can depend on the liquidity of the relevant asset and other market conditions. We may dispose of businesses or assets at a price or on terms that are less favorable than we had anticipated, or with purchase price adjustments or the exclusion of assets or liabilities that must be divested, managed or run off separately. Dispositions or other business separations also often involve continued financial involvement in the divested business, such as through continuing equity ownership, retained assets or liabilities, transition services agreements, commercial agreements, guarantees, indemnities or other current or contingent financial obligations or liabilities. Under these arrangements, performance by the divested businesses or other conditions outside our control could materially affect our future financial results. Evaluating or executing on all types of potential or planned portfolio transactions can divert senior management time and resources from other pursuits. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we have a lesser degree of control over the business operations, which expose us to additional operational, financial, reputational, legal or compliance risks.

Intellectual property - Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to ours, and the value of our intellectual property may be negatively impacted by external dependencies. Our patents and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of ours, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology, particularly in certain markets outside the US where intellectual property laws and related enforcement mechanisms may not be as well-developed. Trademark licenses of the GE brand in connection with dispositions may negatively impact the overall value of the brand in the future. We also face competition in some countries where we have not invested in an intellectual property portfolio. If we are not able to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected. We also face attempts, both internally from insider threats and externally from cyber-attacks, to gain unauthorized access to our IT systems or products for the purpose of improperly acquiring our trade secrets or confidential business information. In addition, we have observed an increase in the use of social engineering tactics by bad actors attempting to obtain confidential business information or credentials to access systems with our intellectual property. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such incidents could adversely affect our competitive position and the value of our investment in research and development. In addition, we are subject to the enforcement of patents or other intellectual property by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. GE has in the past, and may in the future be, found to infringe third-party rights, which could require us to pay substantial damages or enjoin us from offering some of our products and services. The value of, or our ability to use, our intellectual property may also be negatively impacted by dependencies on third parties, such as our ability to obtain or renew on reasonable terms licenses that we need in the future, or our ability to secure or retain ownership or rights to use data in certain software analytics or services offerings.

OPERATIONAL RISKS. Operational risk relates to risks arising from systems, processes, people and external events that affect the operation of our businesses. It includes risks related to product and service lifecycle and execution; product safety and performance; information management and data protection and security, including cybersecurity; and supply chain and business disruption.

Operational execution - Operational challenges could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows. The Company’s financial results depend on the successful execution of our businesses’ operating plans across all steps of the product and service lifecycle. We continue working to improve the operations and execution of our businesses and our ability to make the desired improvements will be a significant factor in our overall financial performance. We also face operational risks in connection with launching or ramping new product platforms, such as the Haliade-X offshore wind turbine or new onshore wind turbine models at Renewable Energy, or the LEAP engine at Aerospace. Particularly with newer product platforms and technologies, our businesses seek to reduce the costs of these products over time with experience, and risks related to our supply chain, the availability of skilled labor, product quality, timely delivery, liquidated damages or other aspects of operational execution can adversely affect our ability to meet customers' expectations, profits and cash flows. Operational failures at any of our businesses that result in quality problems or potential product, environmental, health or safety risks, could have a material adverse effect on our business, reputation, financial position, cash flows and results of operations.

In addition, a portion of our business in recent years at our Power and Renewable Energy businesses involves large projects where we have taken on, or are members of a consortium responsible for, the full scope of engineering, procurement, construction or other services. We have been increasing our selectivity as to how frequently and with what scope of work we will participate in these types of projects, which often pose unique risks related to their location, scale, complexity, duration and pricing or payment structure. Delivering on these types of projects with multiple parties and subcontractors involved, particularly outside of mature markets in the U.S. and Europe, is highly complex with risks related to the safety and security of workers, impacts on local communities, corruption, breach or theft of intellectual property and other factors. Performance issues or schedule delays can arise due to inadequate technical expertise, unanticipated project modifications, developments at project sites, environmental, health and safety issues, execution by or coordination with suppliers, subcontractors or consortium partners, financial difficulties of our customers or significant partners or compliance with government regulations, and these can lead to cost overruns, contractual penalties, liquidated damages and other adverse consequences. Where GE is a member of a consortium, we are typically subject to claims based on joint and several liability, and claims can extend to aspects of the project or costs that are not directly related or limited to GE’s scope of work or over which GE does not have control. Operational, quality or other issues at large projects, or across our projects portfolio more broadly, can adversely affect GE’s business, reputation, cash flows or results of operations.

2022 FORM 10-K 34

Product safety and quality - Our products and services are highly sophisticated and specialized, and a major failure or quality issue affecting our products or third-party products with which our products are integrated can adversely affect our business, reputation, financial position, results of operations and cash flows. We produce highly sophisticated products and provide specialized services for both our own and third-party products that incorporate or use complex or leading-edge technology, including both hardware and software. Many of our products and services involve complex industrial machinery or infrastructure projects, such as commercial jet engines, gas turbines, onshore and offshore wind turbines or nuclear power generation, and accordingly the adverse impact of product quality issues can be significant. Actual or perceived design, production, performance or other quality issues related to new product introductions or existing product lines can result in reputational harm to our businesses, in addition to direct warranty, maintenance and other costs that may arise. For example, as discussed above, based on experience across our Onshore Wind fleet, we are deploying repairs and other corrective measures to improve overall quality and fleet availability resulting in higher warranty and related reserves. In addition, a catastrophic product failure or similar event resulting in injuries or death, widespread outages, a fleet grounding or similar systemic consequences could have a material adverse effect on our business, reputation, financial position, cash flows and results of operations. Even when there has not been a particularly significant or widespread product failures in the field, many of our products and services must function under demanding operating conditions and meet exacting certification, performance and reliability standards that we, our customers or regulators adopt. Developing and maintaining products that meet or exceed these can be costly and technologically challenging, and may also involve extensive coordination of suppliers and highly skilled labor from thousands of workers; a failure to deliver products and services that meet these standards could have significant adverse financial, competitive or reputational effects. In some circumstances we have also incurred and in the future we may continue to incur increased costs, delayed payments or lost equipment or services revenue in connection with a significant issue with a third party’s product with which our products are integrated, or if parts or other components that we incorporate in our products have defects or other quality issues. There can be no assurance that the operational processes around product design, manufacture, performance and servicing that we or our customers or other third parties have designed to meet rigorous quality standards will be sufficient to prevent us or our customers or other third parties from experiencing operational process or product failures and other problems, including through manufacturing or design defects, process or other failures of contractors or third-party suppliers, cyber-attacks or other intentional acts, software vulnerabilities or malicious software, that could result in potential product, safety, quality, regulatory or environmental risks.

Cybersecurity - Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime pose a risk to our systems, networks, products, solutions, services and data. Increased global cybersecurity vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks such as ransomware, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of GE's and its customers', partners', suppliers' and third-party service providers' infrastructure, products, systems and networks and the confidentiality, availability and integrity of GE's and its customers' data, as well as associated financial risks. As the perpetrators of such attacks become more capable (including sophisticated state or state-affiliated actors), and as critical infrastructure is increasingly becoming digitized, the risks in this area continue to grow. Bad actors have attempted and may continue to attempt to use our strategic plan to separate into three separate companies as an opportunity to launch attacks or increase their number of attacks against GE’s network. A significant cyber-related attack in one of our industries, such as an attack on power grids, power plants or commercial aircraft (even if such an attack does not involve GE products, services or systems), could pose broader disruptions and adversely affect our business. We have also observed an increase in third-party breaches and ransomware attacks at suppliers, service providers and software providers, and our efforts to mitigate adverse effects on GE if this trend continues may not be successful in the future. The large number of suppliers that we work with requires significant effort for the initial and ongoing verification of the effective implementation of cybersecurity requirements by suppliers. The increasing degree of interconnectedness between GE and its partners, suppliers and customers also poses a risk to the security of GE’s network as well as the larger ecosystem in which GE operates. There can be no assurance that our efforts to mitigate cybersecurity risks by employing a number of measures, including employee training, monitoring and testing, performing security reviews and requiring business partners with connections to the GE network to appropriately secure their information technology systems, and maintenance of protective systems and contingency plans, will be sufficient to prevent, detect and limit the impact of cyber-related attacks, and we remain vulnerable to known or unknown threats.

In addition to existing risks from the integration of digital technologies into our business portfolio, the adoption of new technologies in the future may also increase our exposure to cybersecurity breaches and failures. While we have developed secure development lifecycle design practices to secure our software designs and connected products, an unknown vulnerability or compromise could potentially impact the security of GE’s software or connected products and lead to the misuse or unintended use of our products, loss of GE intellectual property, misappropriation of sensitive, confidential or personal data, safety risks or unavailability of equipment. We also have access to sensitive, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations or customer-imposed controls. Despite our use of reasonable and appropriate controls to protect our systems and sensitive, confidential or personal data or information, we have vulnerability to security breaches, theft, misplaced, lost or corrupted data, programming errors, employee errors and/or malfeasance (including misappropriation by departing employees) that could potentially lead to material compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of or denial of access to information, defective products, production downtimes and operational disruptions. In addition, while we require our suppliers to implement and maintain reasonable and appropriate controls to protect information we provide to them, they may be the victim of a cyber-related attack that could lead to the compromise of the Company’s intellectual property, personal data or other confidential information, or to production downtimes and operational disruptions that could have an adverse effect on our ability to meet our commitments to customers. An unknown security vulnerability or malicious software embedded in a supplier’s product that is later integrated into a GE product could lead to a vulnerability in the security of GE’s product or if used internally in the GE network environment to a compromise of the GE network, which could potentially lead to the loss of information or operational disruptions. Data privacy and protection laws are evolving, can vary significantly by country and present increasing compliance challenges, which increase our costs, affect our competitiveness and can expose us to substantial fines or other penalties. In addition, a significant cyber-related attack could result in
2022 FORM 10-K 35

other negative consequences, including damage to our reputation or competitiveness, remediation, increased digital infrastructure or other costs that are not covered by insurance, litigation or regulatory action.

Supply chain - Significant raw material or other component shortages, supplier capacity constraints, supplier or customer production disruptions, supplier quality and sourcing issues or price increases can increase our operating costs and adversely impact the competitive positions of our products. Our reliance on third-party suppliers, contract manufacturers and service providers, and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials, parts, components, systems and services. As our supply chains extend into many different countries and regions around the world, we are also subject to global economic and geopolitical dynamics and risks associated with exporting components manufactured in particular countries for incorporation into finished products completed in other countries. We are operating in a supply-constrained environment and are facing, and may continue to face, supply-chain shortages, inflationary pressures, shortages of skilled labor, transportation and logistics challenges and manufacturing disruptions that impact our revenues, profitability and timeliness in fulfilling customer orders. We anticipate supply chain pressures across our businesses will continue to challenge and adversely affect our operations and financial performance for some period of time. For example, successfully executing the significant production ramp-up efforts at our Aerospace business in connection with both newer engine platforms such as the LEAP and the aviation sector’s ongoing recovery from the COVID-19 pandemic, depends in part on our suppliers having access to the materials and skilled labor they require and making timely deliveries to us, as well as meeting the required quality and performance standards for commercial aviation. In addition, some of our suppliers or their sub-suppliers are limited- or sole-source suppliers, and our ability to meet our obligations to customers depends on the performance, product quality and stability of such suppliers. We also have internal dependencies on certain key GE manufacturing or other facilities. Disruptions in deliveries, capacity constraints, production disruptions up- or down-stream, price increases, or decreased availability of raw materials or commodities, including as a result of war, natural disasters (including the effects of climate change such as sea level rise, drought, flooding, wildfires and more intense weather events), actual or threatened public health emergencies or other business continuity events, adversely affect our operations and, depending on the length and severity of the disruption, can limit our ability to meet our commitments to customers or significantly impact our operating profit or cash flows. Quality, capability, compliance and sourcing issues experienced by third-party providers can also adversely affect our costs, margin rates and the quality and effectiveness of our products and services and result in liability and reputational harm; the harm to us could be significant if, for example, a quality issue at a supplier or with components that we integrate into our products results in a widespread quality issue across one of our product lines or our installed base of equipment. In addition, our suppliers may experience cyber-related attacks, as described above, which could negatively impact their ability to meet their delivery obligations to us and in turn have an adverse effect on our ability to meet our commitments to customers.

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

Customers and counterparties - Global economic, industry-specific or other developments that weaken the financial condition or soundness of significant customers, governments or other parties we deal with can adversely affect our business, results of operations and cash flows. The business and operating results of our businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air transportation, power generation, renewable energy and other industries we serve. Existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion or at all as a result of business deterioration, cash flow shortages or difficulty obtaining financing for particular projects or due to macroeconomic conditions, geopolitical disruptions, changes in law or other challenges affecting the strength of the global economy. The airline industry, for example, is highly cyclical, and sustained economic growth and political stability in both developed and emerging markets are principal factors underlying long-term air traffic growth; the current macroeconomic and geopolitical environment and the potential for recession pose risks to the rate of that growth. Aviation industry activity is also particularly influenced by the actions of a small group of large original equipment manufacturers, as well as large airlines in various geographies. We have significant business with, and credit exposure to, some of our largest aviation customers and accordingly our Aerospace business performance can be adversely affected by challenges that individual customers or the industry faces related to factors such as competition, the need for cost reduction, financial stability and soundness, and the availability of aircraft leasing and financing alternatives, the satisfaction of certification or other regulatory requirements for aircraft in various jurisdictions, the retirement of older aircraft and other dynamics affecting the original equipment and aftermarket service markets. As described above, the extended disruption of regional and international air travel from the COVID-19 pandemic has had and may continue to have a material adverse effect on our airframer and airline customers and suppliers. A potential future disruption in connection with a terrorist incident, cyberattack, actual or threatened public health emergency or recessionary economic environment that results in the loss of business and leisure traffic could also adversely affect these customers, their ability to fulfill their obligations to us in a timely fashion or at all, demand for our products and services and the viability of a customer’s business. In our Power and Renewable Energy businesses, our customers also face a variety of challenges, including in connection with decarbonization, industry consolidation, competition and shifts in the availability of financing for certain types of power projects or technologies (such as prohibitions on financing for fossil fuel-based projects or technologies); these dynamics can also have a significant impact on the operating results and outlooks for our businesses. In addition, our customers include numerous governmental entities within and outside the U.S., including the U.S. federal government and state and local entities. We also at times face greater challenges collecting on receivables with customers that are sovereign governments or located in emerging markets. If there is significant deterioration in the global economy, in our industries, in financial markets or with particular significant counterparties, our results of operations, financial position and cash flows could be materially adversely affected.

2022 FORM 10-K 36

Borrowings - We may face risks related to our debt levels, particularly if we face severely adverse market conditions. We have significantly reduced our debt levels over the past several years through debt tenders and other liability management actions, and we expect to allocate additional capital to debt reduction in the future, with cash flows from operations and the proceeds from asset sales and dispositions (including our stakes in AerCap and GE HealthCare) as sources for that. If we are unable to generate cash flows in accordance with our plans, our deleveraging plan could be delayed or altered, which may require that we delay investments or capital expenditures. We may be required to adopt one or more alternatives such as increasing borrowing under credit lines, reducing or delaying investments or capital expenditures or taking other actions. In addition, we have significant pension and run-off insurance liabilities that are sensitive to numerous factors and assumptions that we use in our pension liability, GAAP insurance reserve and statutory insurance calculations. Our debt levels could put us at a competitive disadvantage compared to competitors with lower debt levels that may provide them with greater financial flexibility to secure additional funding for their operations, pursue strategic acquisitions, finance long-term projects or take other actions. Significant debt levels could also pose risks in the event of recession or adverse industry-specific conditions. In addition, elevated debt may limit our ability to obtain new debt financing on favorable terms or at all in the future, particularly if coupled with downgrades of our credit ratings or a deterioration of capital markets conditions more generally.

Liquidity - Failure to meet our cash flow targets, or additional credit downgrades, could adversely affect our liquidity, funding costs and related margins. We rely primarily on cash and cash equivalents, free cash flows from our operating businesses and cash generated from asset sales and dispositions (including from our equity stakes in AerCap and GE HealthCare) to fund our operations and meet our financial obligations, and to meet our capital allocation objectives. We maintain short-term borrowing facilities, including revolving credit facilities, as a contingency buffer of liquidity and to meet our financial obligations and capital allocation priorities. Failure to meet our cash flow objectives could adversely affect our financial condition or our credit ratings. There can be no assurance that we will not face credit downgrades as a result of factors such as the performance of our businesses, the failure to make progress as planned on the separation transactions and continued progress in decreasing GE’s leverage, reduced diversification of GE’s businesses following the separation transactions, or changes in rating application or methodology. Future downgrades could further adversely affect our ability to execute the planned spin-off of GE Vernova, as well as our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our businesses. In addition, swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels agreed upon with the counterparty. For additional discussion about our current credit ratings and related considerations, refer to the Capital Resources and Liquidity - Credit Ratings and Conditions section within MD&A.

Financial services operations - We continue to have exposure to insurance, credit, legal and other risks in our financial services operations and, in the event of future adverse developments, may not be able to meet our business and financial objectives without further actions or additional capital contributions. To fund the remaining statutory capital contributions that we expect to make to our insurance subsidiaries, as well as to meet our debt maturities and other obligations, we expect to rely on liquidity from our operations. There is a risk that future adverse developments could cause funding or liquidity stress. For example, it is possible that future requirements for capital contributions to our insurance subsidiaries will be greater than currently estimated, or that contemplated contributions could be accelerated by regulators. Our annual testing of insurance reserves is subject to a variety of assumptions, including assumptions about the discount rate (which is sensitive to changes in market interest rates), morbidity, mortality and future long-term care premium increases. Any future adverse changes to these assumptions (to the extent not offset by any favorable changes to these assumptions) could result in an increase to future policy benefit reserves and, potentially, to the amount of capital we are required to contribute to our insurance subsidiaries (as discussed in the Other Items - Insurance section within MD&A). We also anticipate that the new insurance accounting standard that became effective on January 1, 2023 (as discussed in the Other Items - New Accounting Standards section within MD&A) will materially affect our financial statements and require changes to certain of our processes, systems, and controls. In addition, we continue to evaluate potential strategic options to accelerate the further reduction in the size of our financial services operations. Some of these options could involve cash payments, financial charges or other adverse effects depending on the timing, negotiated terms and conditions of any ultimate arrangements. In addition, our financial services operations also have exposure to various industries and counterparties, including insurance companies, brokers and dealers, and financial institutions, which exposes us to credit and other risks in the event of insolvency or other default of a counterparty. For example, a portion of our run-off insurance operations’ assets are held in trust accounts associated with reinsurance contracts. For our UFLIC subsidiary, such trust assets are currently held in trusts for the benefit of insurance company subsidiaries of Genworth, which stated in 2021 that any proceeds from its contingency plan will be used to repay parent company debt and not to bolster the capital position of its insurance subsidiaries. Solvency or other concerns about Genworth or its insurance company subsidiaries may cause those subsidiaries or their regulators to take or attempt to take actions that could adversely affect UFLIC, including control over assets in the relevant trusts. It is also possible that contingent liabilities and loss estimates from our financial services-related continuing or discontinued operations, such as those related to Bank BPH (see Note 24), will need to be recognized or increase in the future and will become payable. There can be no assurance that future liabilities, losses or impairments to the carrying value of assets within our financial services operations would not materially and adversely affect GE’s business, financial position, cash flows, results of operations or capacity to provide financing to support orders at the businesses.

Postretirement benefit plans - Increases in pension, healthcare and life insurance benefits obligations and costs can adversely affect our earnings, cash flows and further progress toward our leverage goals. Our results of operations and financial conditions may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations, which reflect assumptions about financial markets, interest rates and other economic conditions such as the discount rate and the expected long-term rate of return on plan assets. We are also required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase to equity. The factors that impact our pension calculations are subject to changes in key economic indicators, and
2022 FORM 10-K 37

future decreases in the discount rate or low returns on plan assets can increase our funding obligations and adversely impact our financial results. In addition, although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense, such as a prolonged environment of low interest rates or sustained market volatility, would also likely affect the amount of cash we would be required to contribute to pension plans under ERISA. Such factors could also result in a failure to achieve expected returns on plan assets. In addition, there may be upward pressure on the cost of providing healthcare benefits to current and future retirees. There can be no assurance that the measures we have taken to control increases in these costs, or that the assignment of assets and liabilities with respect to certain U.S. and non-U.S. benefit plans in connection with GE’s ongoing separation into three separate companies, will succeed in limiting cost increases, and continued upward pressure could reduce our profitability. For a discussion regarding how our financial statements have been and can be affected by our pension and healthcare benefit obligations, the legal split of certain benefit plans and the transfer of certain postretirement plans to GE HealthCare in connection with the Separation, see Notes 13 and 28.

LEGAL AND COMPLIANCE RISKS. Legal and compliance risk relates to risks arising from the government and regulatory environment, legal proceedings and compliance with integrity policies and procedures, including matters relating to financial reporting and the environment, health and safety. Government and regulatory risk includes the risk that the government or regulatory actions will impose additional cost on us or require us to make adverse changes to our business models or practices.

Regulatory - We are subject to a wide variety of laws, regulations and government policies that may change in significant ways. Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies. There can be no assurance that laws, regulations and policies will not be changed or interpreted or enforced in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, recent trends globally toward increased protectionism, import and export controls, required licenses or authorizations to engage in business dealings with certain countries or entities, the use of tariffs, restrictions on outbound investment and other trade barriers can result in actions by governments around the world that have been and may continue to be disruptive and costly to our businesses, and can interfere with our global operating model and weaken our competitive position. In addition, changes in environmental and climate change laws, regulations or policies (including carbon pricing, emission standards or sustainable finance, among others) affecting the power or aviation sectors could lead to additional costs or compliance requirements, a need for additional investment in product designs, require carbon offset investments or otherwise negatively impact our businesses or competitive position. Other legislative and regulatory areas of significance for our businesses that U.S. and non-U.S. governments have focused and continue to focus on include cybersecurity, data privacy and sovereignty, anti-corruption, competition law, public procurement law, compliance with complex trade controls and economic sanctions laws, technical regulations or local content requirements that could result in market access criteria that our products cannot or do not meet, foreign exchange intervention in response to currency volatility and currency controls that could restrict the movement of liquidity from particular jurisdictions. Potential changes to tax laws, including changes to taxation of global income, may have an effect on our subsidiaries' structure, operations, sales, liquidity, cash flows, capital requirements, effective tax rate and performance. For example, legislative or regulatory measures by U.S. federal, states or non-U.S. governments, or rules, interpretations or audits under new or existing tax laws such as newly adopted global minimum taxes or other changes to the treatment of global income could increase our cash tax costs and effective tax rate. Regulation or government scrutiny may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Furthermore, we make sales to U.S. and non-U.S. governments and other public sector customers, and we participate in various governmental financing programs, that require us to comply with strict governmental regulations. As a U.S. government contractor, we are also subject to risks relating to U.S. government audits and investigations that can lead to fines, damages or other penalties. Inability to comply with applicable regulations could adversely affect our status with government customers or our ability to participate in projects, and could have collateral consequences such as suspension or debarment. Suspension or debarment, depending on the entity involved and length of time, can limit our ability to bid for new U.S. government contracts or business with other government-related customers, or to participate in projects involving multilateral development banks, and this could adversely affect our results of operations, financial position and cash flows.

Legal proceedings - We are subject to legal proceedings, disputes, investigations and legal compliance risks, including trailing liabilities from businesses that we dispose of or that are inactive. We are subject to a variety of legal proceedings, commercial disputes, legal compliance risks and environmental, health and safety compliance risks in virtually every part of the world. We, our representatives, and the industries in which we operate are subject to continuing scrutiny by regulators, other governmental authorities and private sector entities or individuals in the U.S., the European Union, China and other jurisdictions, which have led or may, in certain circumstances, lead to enforcement actions, adverse changes to our business practices, fines and penalties, required remedial actions such as contaminated site clean-up or other environmental claims, or the assertion of private litigation claims and/or damages that could be material. For example, following our acquisition of Alstom's Thermal, Renewables and Grid businesses in 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or corruption by Alstom in the pre-acquisition period, and payments for settlements, judgments, penalties or other liabilities in connection with those matters have resulted and will in the future result in cash outflows. In addition, while in December 2020 we entered into a settlement to conclude the previously disclosed SEC investigation of GE, we remain subject to shareholder lawsuits related to the Company's financial performance, accounting and disclosure practices and related legacy matters. We have observed that these proceedings related to claims about past financial performance and reporting pose particular reputational risks for the Company that can cause new allegations about past or current misconduct, even if unfounded, to have a more significant impact on our reputation and how we are viewed by investors, customers and others than they otherwise would. We have established reserves for legal matters when and as appropriate; however, the estimation of legal reserves or possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations, and the actual losses arising from particular matters may exceed our current estimates and adversely affect our results of operations. The risk management and compliance programs we have adopted and related actions that we take may not fully mitigate legal and compliance risks that we face, particularly
2022 FORM 10-K 38

in light of the global and diverse nature of our operations and the current enforcement environments in many jurisdictions. For example, when we investigate potential noncompliance under U.S. and non-U.S. law involving GE employees or third parties we work with, in some circumstances we make self-disclosures about our findings to the relevant authorities who may pursue or decline to pursue enforcement proceedings against us in connection with those matters. We are also subject to material trailing legal liabilities from businesses that we dispose of or that are inactive. We also expect that additional legal proceedings and other contingencies will arise from time to time. Moreover, we sell products and services in growth markets where claims arising from alleged violations of law, product failures or other incidents involving our products and services are adjudicated within legal systems that are less developed and less reliable than those of the U.S. or other more developed markets, and this can create additional uncertainty about the outcome of proceedings before courts or other governmental bodies in those markets. See Note 24 for further information about legal proceedings and other loss contingencies.

LEGAL PROCEEDINGS. We are reporting the following environmental matter in compliance with SEC requirements to disclose environmental proceedings where a governmental authority is a party and that involve potential monetary sanctions of $300,000 or greater. In July 2022, GE HealthCare received a notice of intention to impose an administrative fine of approximately $0.6 million related to a December 2019 liquid hazardous waste event at its Rehovot, Israel site. The event involved clean room waste that spilled onto an unsealed floor, leading to an escape of a small amount of liquid to a third-party facility on a lower floor. The Israeli Ministry of Environmental Protection (MEP) concluded that the incident breached the site’s toxins permit. In accordance with local law, GE HealthCare responded to MEP’s notice of fine challenging both the basis for, and level of, the fine. A decision from MEP is pending. With our spin-off of GE HealthCare in January 2023, GE will no longer report on this matter. Refer to Legal Matters and Environmental, Health and Safety Matters in Note 24 to the consolidated financial statements for further information relating to our legal matters.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2022, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ H. Lawrence Culp, Jr.	/s/ Carolina Dybeck Happe
H. Lawrence Culp, Jr.	Carolina Dybeck Happe
Chairman and Chief Executive Officer	Chief Financial Officer
February 10, 2023

DISCLOSURE CONTROLS. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2022. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

2022 FORM 10-K 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of General Electric Company

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of General Electric Company and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of earnings (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years ended 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Sales of services - Revenue recognition on certain long-term service agreements - Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description
The Company enters into long-term service agreements with certain customers, predominately within the Aerospace and Power segments. These agreements require the Company to provide maintenance services for customer assets over the contract term, which generally range from 5 to 25 years. Revenue for these agreements is recognized using the percentage of completion method, based on costs incurred relative to total estimated costs over the contract term. As part of the revenue recognition process, the Company estimates both customer payments that are expected to be received and costs to perform maintenance services over the contract term. Key estimates that require significant judgment from management include: (a) how the customer will utilize the assets covered over the contract term; (b) the expected timing and extent of future maintenance and overhaul services; (c) the future cost of materials, labor, and other resources; and (d) forward looking information concerning market conditions.

Given the complexity involved with evaluating the key estimates, which includes significant judgment necessary to estimate customer payments and future costs, auditing these assumptions required a high degree of auditor judgment and extensive audit effort, including the involvement of professionals with specialized skills and industry knowledge.

How the Critical Audit Matter Was Addressed in the Audit
Our auditing procedures over the key estimates described above related to the amount and timing of revenue recognition of the long-term service agreements, predominately within the Aerospace and Power segments, included the following, among others:

•We tested the effectiveness of controls over the revenue recognition process for the long-term service agreements, including controls over management’s key estimates.
•We evaluated management’s risk assessment process through observation of key meetings and processes, including inspection of documentation, addressing contract status and current market conditions including the timely incorporation of changes that affect total estimated costs to complete the contract and future billings.
•We evaluated the appropriateness and consistency of management’s methods and key assumptions applied in recognizing revenue and developing cost estimates.
2022 FORM 10-K 40

•We tested management’s utilization assumptions for the assets covered over the contract term, which impact the estimated timing and extent of future maintenance and overhaul services by comparing current estimates to historical information and projected market conditions.
•We tested management’s process for estimating the timing and amount of costs associated with maintenance, overhaul, and other major events throughout the contract term, including comparing estimates to historical cost experience, performing a retrospective review, performing analytical procedures, and utilizing specialists to evaluate engineering studies and statistical models used by the Company to estimate the useful life of certain components of the installed equipment.

Premium deficiency testing - future policy benefits – refer to Notes 1 and 12 to the financial statements

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
•We tested the underlying data for completeness and accuracy, including historical cash flows that served as the basis for the actuarial estimates.
•We evaluated the key assumptions by considering historical actual experience, sensitivity analyses, relevant industry data when available, and management’s basis for changes or lack of change in key assumptions.
•We performed recalculations to assess key assumptions were appropriately applied in the cash flow projections.
•We evaluated management’s conclusion for the premium deficiency test and verified the results appropriately reflected key assumptions.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 10, 2023
We have served as the Company's auditor since 2020.

2022 FORM 10-K 41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of General Electric Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of General Electric Company and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 10, 2023, expressed an unqualified opinion on those financial statements.

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
February 10, 2023

2022 FORM 10-K 42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of General Electric Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of earnings (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows of the General Electric Company and consolidated affiliates (the Company) for the year ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Boston, Massachusetts
February 12, 2021, except for the changes described in the third paragraph of note 1 and the fifth paragraph of note 2, as to which the date is February 11, 2022.

2022 FORM 10-K 43

STATEMENT OF EARNINGS (LOSS)
For the years ended December 31 (In millions; per-share amounts in dollars)	2022	2021	2020
Sales of equipment	$31,976	$34,200	$37,584
Sales of services	41,626	36,890	35,385
Insurance revenues (Note 12)	2,954	3,106	2,865
Total revenues	76,555	74,196	75,833

Cost of equipment sold	30,426	31,399	35,242
Cost of services sold	25,109	22,497	22,629
Selling, general and administrative expenses	12,781	11,716	12,628
Separation costs (Note 20)	973	—	—
Research and development	2,813	2,497	2,565
Interest and other financial charges	1,607	1,876	2,068
Debt extinguishment costs (Note 10)	465	6,524	301
Insurance losses, annuity benefits and other costs (Note 12)	2,734	2,410	2,519
Goodwill impairments (Note 7)	—	—	877
Non-operating benefit cost (income)	(532)	1,782	2,430
Total costs and expenses	76,375	80,702	81,259

Other income (loss) (Note 19)	1,231	2,823	11,396

Earnings (loss) from continuing operations before income taxes	1,412	(3,683)	5,970
Benefit (provision) for income taxes (Note 15)	(476)	286	487
Earnings (loss) from continuing operations	936	(3,396)	6,457
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(644)	(3,195)	(911)
Net earnings (loss)	292	(6,591)	5,546
Less net earnings (loss) attributable to noncontrolling interests	67	(71)	(158)
Net earnings (loss) attributable to the Company	225	(6,520)	5,704
Preferred stock dividends	(289)	(237)	(474)
Net earnings (loss) attributable to GE common shareholders	$(64)	$(6,757)	$5,230

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$936	$(3,396)	$6,457
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	67	(71)	(158)
Earnings (loss) from continuing operations attributable to the Company	869	(3,325)	6,615
Preferred stock dividends	(289)	(237)	(474)
Earnings (loss) from continuing operations attributable
to GE common shareholders	581	(3,562)	6,141
Earnings (loss) from discontinued operations attributable
to GE common shareholders	(644)	(3,195)	(911)
Net earnings (loss) attributable to GE common shareholders	$(64)	$(6,757)	$5,230

Earnings (loss) per share from continuing operations (Note 18)
Diluted earnings (loss) per share	$0.53	$(3.25)	$5.46
Basic earnings (loss) per share	$0.53	$(3.25)	$5.46

Net earnings (loss) per share (Note 18)
Diluted earnings (loss) per share	$(0.05)	$(6.16)	$4.63
Basic earnings (loss) per share	$(0.06)	$(6.16)	$4.63
2022 FORM 10-K 44

STATEMENT OF FINANCIAL POSITION
December 31 (In millions)	2022	2021
Cash, cash equivalents and restricted cash	$17,262	$15,770
Investment securities (Note 3)	7,609	12,297
Current receivables (Note 4)	17,976	15,620
Inventories, including deferred inventory costs (Note 5)	17,403	15,847
Current contract assets (Note 8)	3,088	4,881
All other current assets (Note 9)	1,521	1,933
Assets of businesses held for sale (Note 2)	1,374	—
Current assets	66,234	66,348

Investment securities (Note 3)	36,048	42,209
Property, plant and equipment – net (Note 6)	14,478	15,609
Goodwill (Note 7)	25,798	26,182
Other intangible assets – net (Note 7)	7,625	9,330
Contract and other deferred assets (Note 8)	6,010	6,124
All other assets (Note 9)	16,998	19,040
Deferred income taxes (Note 15)	11,705	10,855
Assets of discontinued operations (Note 2)	2,892	3,177
Total assets	$187,788	$198,874

Short-term borrowings (Note 10)	$3,757	$4,361
Accounts payable and equipment project payables (Note 11)	18,644	16,243
Progress collections and deferred income	18,118	17,372
All other current liabilities (Note 14)	14,485	13,977
Liabilities of businesses held for sale (Note 2)	1,944	—
Current liabilities	56,947	51,953

Deferred income	2,006	1,989
Long-term borrowings (Note 10)	28,593	30,824
Insurance liabilities and annuity benefits (Note 12)	33,347	37,166
Non-current compensation and benefits	16,021	21,202
All other liabilities (Note 14)	12,154	13,240
Liabilities of discontinued operations (Note 2)	1,137	887
Total liabilities	150,206	157,262

Preferred stock (Note 16)	6	6
Common stock (Note 16)	15	15
Accumulated other comprehensive income (loss) – net attributable to GE	(1,311)	1,582
Other capital	34,173	34,691
Retained earnings	84,693	85,110
Less common stock held in treasury	(81,209)	(81,093)
Total GE shareholders’ equity	36,366	40,310
Noncontrolling interests (Note 16)	1,216	1,302
Total equity	37,582	41,612
Total liabilities and equity	$187,788	$198,874

2022 FORM 10-K 45

STATEMENT OF CASH FLOWS
For the years ended December 31 (In millions)	2022	2021	2020
Net earnings (loss)	$292	$(6,591)	$5,546
(Earnings) loss from discontinued operations activities	644	3,195	911
Adjustments to reconcile net earnings (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant and equipment	1,802	1,871	2,128
Amortization of intangible assets (Note 7)	1,742	1,138	1,336
Goodwill impairments (Note 7)	—	—	877
(Gains) losses on purchases and sales of business interests (Note 19)	(66)	40	(12,469)
(Gains) losses on equity securities (Note 19)	144	(1,656)	2,085
Debt extinguishment costs	465	6,524	301
Principal pension plans cost (Note 13)	575	2,650	3,559
Principal pension plans employer contributions (Note 13)	(325)	(326)	(2,806)
Other postretirement benefit plans (net) (Note 13)	(1,160)	(1,144)	(893)
Provision (benefit) for income taxes (Note 15)	476	(286)	(487)
Cash recovered (paid) during the year for income taxes	(1,127)	(1,165)	(1,441)
Changes in operating working capital:
Decrease (increase) in current receivables	(3,011)	(177)	(1,319)
Decrease (increase) in inventories, including deferred inventory costs	(2,341)	(702)	1,105
Decrease (increase) in current contract assets	1,463	1,031	1,631
Increase (decrease) in accounts payable and equipment project payables	2,793	(2)	(582)
Increase (decrease) in progress collections and current deferred income	2,492	(1,052)	(247)
Financial services derivatives net collateral/settlement	(154)	(1,143)	1,897
All other operating activities	1,160	(1,317)	(109)
Cash from (used for) operating activities – continuing operations	5,864	888	1,025
Cash from (used for) operating activities – discontinued operations	52	2,444	2,543
Cash from (used for) operating activities	5,916	3,332	3,568

Additions to property, plant and equipment	(1,371)	(1,250)	(1,579)
Dispositions of property, plant and equipment	209	167	203
Additions to internal-use software	(113)	(111)	(151)
Proceeds from sale of discontinued operations	—	22,356	—
Proceeds from principal business dispositions	15	1	20,562
Net cash from (payments for) principal businesses purchased	(30)	(1,550)	(85)
Sales of retained ownership interests	4,717	4,145	417
Net (purchases) dispositions of insurance investment securities	(876)	(1,290)	(1,352)
All other investing activities	(726)	1,237	1,280
Cash from (used for) investing activities – continuing operations	1,825	23,705	19,297
Cash from (used for) investing activities – discontinued operations	444	(2,397)	(2,626)
Cash from (used for) investing activities	2,270	21,308	16,671

Net increase (decrease) in borrowings (maturities of 90 days or less)	65	(710)	(4,168)
Newly issued debt (maturities longer than 90 days)	8,205	364	15,028
Repayments and other debt reductions (maturities longer than 90 days)	(11,205)	(36,521)	(29,632)
Dividends paid to shareholders	(639)	(575)	(648)
Cash received (paid) for debt extinguishment costs	338	(7,196)	(335)
Purchases of GE common stock for treasury	(1,048)	(107)	(28)
All other financing activities	(1,302)	(551)	23
Cash from (used for) financing activities – continuing operations	(5,585)	(45,296)	(19,762)
Cash from (used for) financing activities – discontinued operations	—	119	(90)
Cash from (used for) financing activities	(5,585)	(45,177)	(19,852)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(369)	(213)	145
Increase (decrease) in cash, cash equivalents and restricted cash	2,232	(20,750)	531
Cash, cash equivalents and restricted cash at beginning of year	16,859	37,608	37,077
Cash, cash equivalents and restricted cash at December 31	19,092	16,859	37,608
Less cash, cash equivalents and restricted cash of discontinued operations at December 31	1,176	736	623
Cash, cash equivalents and restricted cash of continuing operations at December 31	$17,916	$16,123	$36,985
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(1,561)	$(2,536)	$(2,976)
2022 FORM 10-K 46

STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31 (In millions)	2022	2021	2020
Net earnings (loss)	$292	$(6,591)	$5,546
Less: net earnings (loss) attributable to noncontrolling interests	67	(71)	(158)
Net earnings (loss) attributable to the Company	$225	$(6,520)	$5,704

Currency translation adjustments	(1,355)	(174)	435
Benefit plans	2,889	9,044	1,632
Investment securities and cash flow hedges	(4,425)	2,466	(78)
Less: other comprehensive income (loss) attributable to noncontrolling interests	1	5	6
Other comprehensive income (loss) attributable to the Company	$(2,893)	$11,330	$1,984

Comprehensive income (loss)	$(2,600)	$4,745	$7,536
Less: comprehensive income (loss) attributable to noncontrolling interests	68	(66)	(152)
Comprehensive income (loss) attributable to the Company	$(2,668)	$4,810	$7,688

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31 (In millions)	2022	2021	2020
Preferred stock issued	$6	$6	$6
Common stock issued	$15	$15	$702

Beginning balance	1,582	(9,749)	(11,732)
Currency translation adjustments	(1,353)	(177)	433
Benefit plans	2,886	9,041	1,628
Investment securities and cash flow hedges	(4,425)	2,466	(78)
Accumulated other comprehensive income (loss)	$(1,311)	$1,582	$(9,749)
Beginning balance	34,691	34,307	34,405
Gains (losses) on treasury stock dispositions	(741)	(740)	(703)
Stock-based compensation	362	429	429
Other changes(a)	(139)	696	176
Other capital	$34,173	$34,691	$34,307
Beginning balance	85,110	92,247	87,732
Net earnings (loss) attributable to the Company	225	(6,520)	5,704
Dividends and other transactions with shareholders	(642)	(617)	(1,014)
Changes in accounting	—	—	(175)
Retained earnings	$84,693	$85,110	$92,247
Beginning balance	(81,093)	(81,961)	(82,797)
Purchases	(1,048)	(107)	(28)
Dispositions	931	974	864
Common stock held in treasury	$(81,209)	$(81,093)	$(81,961)
GE shareholders' equity balance	36,366	40,310	35,552
Noncontrolling interests balance	1,216	1,302	1,522
Total equity balance at December 31	$37,582	$41,612	$37,073
(a) Included $687 million related to the change in par value of issued common stock from $0.06 to $0.01 in the year ended December 31, 2021.

2022 FORM 10-K 47

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

We have reclassified certain prior-year amounts to conform to the current-year’s presentation, including retrospective adjustments made in 2021 to present: the remainder of our former Capital segment within Corporate, sales of spare parts within Sales of services and the related costs as Costs of services sold, and earnings per share to reflect the reverse stock split. Unless otherwise noted, tables are presented in U.S. dollars in millions. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions. Earnings per share amounts are computed independently for earnings from continuing operations, earnings from discontinued operations and net earnings. As a result, the sum of per-share amounts may not equal the total. Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. We present businesses whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off. See Note 2 for further information.

On January 3, 2023, General Electric Company (the Company or GE) completed the previously announced separation (the Separation) of its HealthCare business, into a separate, independent publicly traded company. See Note 28 for further information.

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

2022 FORM 10-K 48

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

Performance Obligations Satisfied Over Time. We enter into long-term service agreements with our customers primarily within our Aerospace and Power segments. These agreements require us to provide preventative maintenance, overhauls, and standby "warranty-type" services that include certain levels of assurance regarding asset performance and uptime throughout the contract periods, which generally range from 5 to 25 years. We account for items that are integral to the maintenance of the equipment as part of our performance obligation, unless the customer has a substantive right to make a separate purchasing decision (e.g., equipment upgrade).

We recognize revenue as we perform under the arrangements using the percentage of completion method which is based on our costs incurred to date relative to our estimate of total expected costs. Throughout the life of a contract, this measure of progress captures the nature, timing and extent of our underlying performance activities as our stand-ready services often fluctuate between routine inspections and maintenance, unscheduled service events and major overhauls at predetermined usage intervals. We provide for potential losses on these agreements when it is probable that we will incur the loss.

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

COLLABORATIVE ARRANGEMENTS. Our Aerospace business enters into collaborative arrangements and joint ventures with manufacturers and suppliers of components used to build and maintain certain engines. Under these arrangements, GE and its collaborative partners share in the risks and rewards of these programs through various revenue, cost and profit sharing payment structures. GE recognizes revenue and costs for these arrangements based on the scope of work GE is responsible for transferring to its customers. GE’s payments to participants are primarily recorded as either cost of services sold ($2,898 million, $2,125 million and $2,407 million for the years ended December 31, 2022, 2021, and 2020, respectively) or as cost of equipment sold ($658 million, $751 million and $1,093 million for the years ended December 31, 2022, 2021 and 2020, respectively). Our most significant collaborative arrangement is with Safran Aircraft Engines, a subsidiary of Safran Group of France, which sells LEAP and CFM56 engines through CFM International, a jointly owned non-consolidated company. GE makes substantial sales of parts and services to CFM International based on arms-length terms.

INSURANCE REVENUES. Insurance revenues are comprised primarily of premiums and investment income related to our run-off Insurance business. For traditional long-duration insurance contracts, we report premiums as revenue when due. Premiums received on non-traditional long-duration insurance contracts and investment contracts, including annuities without significant mortality risk, are not reported as revenues but rather as deposit liabilities. We recognize revenues for charges and assessments on these contracts, mostly for mortality, contract initiation, administration and surrender. Amounts credited to policyholder accounts are charged to expense.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH. Debt securities and money market instruments with original maturities of three months or less are included in cash, cash equivalents and restricted cash unless classified as available-for-sale investment securities. Restricted cash primarily comprised funds restricted in connection with certain ongoing litigation matters and amounted to $745 million and $317 million at December 31, 2022 and 2021, respectively.

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

2022 FORM 10-K 49

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

ALLOWANCE FOR CREDIT LOSSES. When we record customer receivables, contract assets and financing receivables arising from revenue transactions, as well as commercial mortgage loans and reinsurance recoverables in our run-off insurance operations, financial guarantees and certain commitments, we record an allowance for credit losses for the current expected credit losses (CECL) inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through earnings to reflect expected credit losses over the remaining lives of the assets. We evaluate debt securities with unrealized losses to determine whether any of the losses arise from concerns about the issuer’s credit or the underlying collateral and record an allowance for credit losses, if required.

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

DERIVATIVES AND HEDGING. We use derivatives to manage a variety of risks, including risks related to interest rates, foreign exchange, certain equity investments and commodity prices. Accounting for derivatives as hedges requires that, at inception and over the term of the arrangement, the hedged item and related derivative meet the requirements for hedge accounting. In evaluating whether a particular relationship qualifies for hedge accounting, we test effectiveness at inception and each reporting period thereafter by determining whether changes in the fair value of the derivative offset, within a specified range, changes in the fair value of the hedged item. If fair value changes fail this test, we discontinue applying hedge accounting to that relationship prospectively. Fair values of both the derivative instrument and the hedged item are calculated using internal valuation models incorporating market-based assumptions, subject to third-party confirmation, as applicable. See Note 22 for further information.

2022 FORM 10-K 50

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

LOSS CONTINGENCIES. Loss contingencies are existing conditions, situations or circumstances involving uncertainty as to possible loss that will ultimately be resolved when future events occur or fail to occur. Such contingencies include, but are not limited to environmental obligations, litigation, regulatory investigations and proceedings, product quality and losses resulting from other events and developments. When a loss is considered probable and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the low-end of such range. Disclosure is provided for material loss contingencies when a loss is probable but a reasonable estimate cannot be made, and when it is reasonably possible that a loss will be incurred or the amount of a loss will exceed the recorded provision. We regularly review contingencies to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. See Note 24 for further information.

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

RECURRING FAIR VALUE MEASUREMENTS. For financial assets and liabilities measured at fair value on a recurring basis, primarily investment securities and derivatives, fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. See Note 21 for further information.
2022 FORM 10-K 51

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

ACCOUNTING CHANGES. The adoption of the new guidance on accounting for long duration insurance contracts on January 1, 2023 will significantly change the accounting for measurements of our long-duration insurance liabilities and reinsurance recoverables and materially affect our consolidated financial statements. We currently estimate a decrease in Shareholders’ equity at the transition date of January 1, 2021 from adoption of the new guidance to be in an after-tax range of $7 billion to $8 billion, including approximately $5.5 billion to $6 billion in Accumulated other comprehensive income (AOCI) and $1.5 billion to $2 billion in Retained earnings. As of December 31, 2022, we estimate the after-tax decrease in Shareholders' equity to be reduced to approximately $3 billion to $4 billion, primarily due to changes in the market interest rate environment subsequent to the transition date.

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS. In the first quarter of 2022, we signed a non-binding memorandum of understanding to sell a portion of our Steam business within our Power segment to Électricité de France S.A. (EDF). In the fourth quarter of 2022, we signed a binding agreement for this transaction, and we expect to complete the sale, subject to regulatory approval, in the second half of 2023. Closing the transaction is expected to result in a significant gain.

In the fourth quarter of 2022, we classified our captive industrial insurance subsidiary, with assets of $638 million and liabilities of $372 million, into held for sale and recorded a loss of $17 million in Other income (loss) in our Statement of Earnings (Loss). We expect to complete the sale of this business, subject to regulatory approval, by the first half of 2024.

2022 FORM 10-K 52

In the fourth quarter of 2021, we completed the sale of GE's share of our boiler manufacturing business in China in our Power segment. In connection with the transaction, we recorded a loss on the disposal of this business of $170 million in Other income (loss) in our consolidated Statement of Earnings (Loss). See Note 19 for further information.

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

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE	December 31, 2022	December 31, 2021
Current receivables, inventories and contract assets	$495	$—
Non-current captive insurance investment securities	554	—
Property, plant and equipment and intangible assets - net	232	—
All other assets	94	—
Assets of businesses held for sale	$1,374	$—

Progress collections and deferred income	$1,127	$—
Insurance liabilities and annuity benefits	358	—
Accounts payable, equipment project payables and all other liabilities	458	—
Liabilities of businesses held for sale	$1,944	$—

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

GECAS/AerCap. On November 1, 2021, we completed the combination of our GECAS business with AerCap Holdings N.V. (AerCap). We deconsolidated this business, reclassified its results to discontinued operations for all periods presented and recognized a non-cash after-tax loss of $3,882 million in discontinued operations for the year ended December 31, 2021.

We have continuing involvement with AerCap, primarily through our ownership interest, ongoing sales or leases of products and services, and transition services that we provide to AerCap. For the year ended December 31, 2022, we had direct and indirect sales of $162 million to AerCap, primarily related to engine services and sales, and purchases of $174 million from AerCap, primarily related to engine leases. We paid net cash of $48 million to AerCap related to this activity.

Bank BPH. The mortgage portfolio in Poland (Bank BPH) comprises floating rate residential mortgages, 85% of which are indexed to or denominated in foreign currencies (primarily Swiss francs). At December 31, 2022, the total portfolio had a carrying value, net of reserves, of $1,199 million. The portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields as well as estimates with respect to ongoing litigation in Poland related to foreign currency-denominated mortgages and other factors. Loss from discontinued operations included $720 million, $509 million and $121 million non-cash pre-tax charges for the years ended December 31, 2022, 2021 and 2020, respectively, reflecting estimates with respect to ongoing litigation as well as market yields. To ensure appropriate capital levels, we made capital contributions in cash of $530 million and $360 million into Bank BPH during the second quarter of 2022 and fourth quarter of 2021, respectively. Future changes in the estimated legal liabilities or market yields could result in further losses and capital contributions related to these loans in future reporting periods beyond the amounts that we currently estimate. See Note 24 for further information.

RESULTS OF DISCONTINUED OPERATIONS For the year ended December 31, 2022	GECAS	Bank BPH & Other	Total
Total revenues	$—	$—	$—
Cost of equipment and services sold	—	—	—
Other income, costs and expenses	—	(808)	(808)

Earnings (loss) of discontinued operations before income taxes	—	(808)	(808)
Benefit (provision) for income taxes	—	(32)	(32)
Earnings (loss) of discontinued operations, net of taxes(a)	—	(841)	(841)

Gain (loss) on disposal before income taxes	(18)	75	58
Benefit (provision) for income taxes	139	—	139
Gain (loss) on disposal, net of taxes	121	75	196

Earnings (loss) from discontinued operations, net of taxes	$121	$(765)	$(644)

2022 FORM 10-K 53

For the year ended December 31, 2021	GECAS	Bank BPH & Other	Total
Total revenues	$—	$—	$—
Cost of equipment and services sold	(398)	—	(398)
Other income, costs and expenses	1,992	(599)	1,393

Earnings (loss) of discontinued operations before income taxes	1,594	(599)	995
Benefit (provision) for income taxes	(258)	(77)	(335)
Earnings (loss) of discontinued operations, net of taxes(a)	1,336	(676)	660

Gain (loss) on disposal before income taxes	(3,312)	65	(3,246)
Benefit (provision) for income taxes	(570)	(38)	(608)
Gain (loss) on disposal, net of taxes	(3,882)	27	(3,855)

Earnings (loss) from discontinued operations, net of taxes	$(2,546)	$(648)	$(3,195)

For the year ended December 31, 2020
Total revenues	$—	$—	$—
Cost of equipment and services sold	(2,555)	—	(2,555)
Other income, costs and expenses	1,781	(195)	1,586

Earnings (loss) of discontinued operations before income taxes	(773)	(195)	(968)
Benefit (provision) for income taxes	(13)	101	89
Earnings (loss) of discontinued operations, net of taxes(a)	(786)	(93)	(879)

Gain (loss) on disposal before income taxes	—	(31)	(31)
Benefit (provision) for income taxes	—	(1)	(1)
Gain (loss) on disposal, net of taxes	—	(32)	(32)

Earnings (loss) from discontinued operations, net of taxes	$(786)	$(125)	$(911)
(a) Earnings (loss) of discontinued operations from GECAS operations included zero, $359 million and $2,545 million of depreciation and amortization for the years ended December 31, 2022, 2021 and 2020, respectively. GECAS depreciation and amortization ceased on March 10, 2021.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	December 31, 2022	December 31, 2021
Cash, cash equivalents and restricted cash	$1,176	$736
Financing receivables held for sale (Polish mortgage portfolio)	1,199	1,799
Property, plant, and equipment - net	73	88
All other assets	444	554
Assets of discontinued operations	$2,892	$3,177

Accounts payable and all other liabilities	$1,137	$887
Liabilities of discontinued operations	$1,137	$887

NOTE 3. INVESTMENT SECURITIES. All of our debt securities are classified as available-for-sale and substantially all are investment-grade supporting obligations to annuitants and policyholders in our run-off insurance operations. We manage the investments in our run-off insurance operations under strict investment guidelines, including limitations on asset class concentration, single issuer exposures, asset-liability duration variances, and other factors to meet credit quality, yield, liquidity and diversification requirements associated with servicing our insurance liabilities under reasonable circumstances. This process includes consideration of various asset allocation strategies and incorporates information from several external investment advisors to improve our investment yield subject to maintaining our ability to satisfy insurance liabilities when due, as well as considering our risk-based capital requirements, regulatory constraints, and tolerance for surplus volatility. Asset allocation planning is a dynamic process that considers changes in market conditions, risk appetite, liquidity needs and other factors, which are reviewed on a periodic basis by our investment team. On November 1, 2021, we received 111.5 million ordinary shares of AerCap (approximately 46% ownership interest) and an AerCap senior note as partial consideration in conjunction with the GECAS transaction, for which we have adopted the fair value option. Our investment in Baker Hughes (BKR) comprises 7.0 million shares (approximately 1% ownership interest) at December 31, 2022. Both our AerCap and BKR investments are recorded as Equity securities with readily determinable fair values. Investment securities held within insurance entities are classified as non-current as they support the long-duration insurance liabilities.

2022 FORM 10-K 54

	December 31, 2022				December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity and note (AerCap)	$—	$—	$—	$7,403	$—	$—	$—	$8,287
Equity (Baker Hughes)	—	—	—	207	—	—	—	4,010
Current investment securities	$—	$—	$—	$7,609	$—	$—	$—	$12,297
Debt
U.S. corporate	$26,921	$675	$(2,164)	$25,432	$25,182	$5,502	$(33)	$30,652
Non-U.S. corporate	2,548	18	(300)	2,266	2,361	343	(4)	2,701
State and municipal	2,898	66	(241)	2,722	2,639	573	(6)	3,205
Mortgage and asset-backed	4,442	21	(290)	4,173	3,950	117	(47)	4,019
Government and agencies	1,172	2	(147)	1,026	1,086	104	(2)	1,188
Other equity	429	—	—	429	443	—	—	443
Non-current investment securities	$38,410	$781	$(3,143)	$36,048	$35,662	$6,639	$(92)	$42,209

The amortized cost of debt securities excludes accrued interest of $457 million and $415 million at December 31, 2022 and 2021, respectively, which is reported in All other current assets.

The estimated fair value of investment securities at December 31, 2022 decreased since December 31, 2021, primarily due to higher market yields and widening credit spreads, BKR share sales, and the mark-to-market effect on our equity interest in AerCap, partially offset by new insurance investments, including related to the recapture transaction, and the mark-to-market effect on our remaining equity interest in BKR. See Note 12 for further information about the recapture transaction.

Total estimated fair value of debt securities in an unrealized loss position were $21,482 million and $3,446 million, of which $3,275 million and $644 million had gross unrealized losses of $(835) million and $(42) million and had been in a loss position for 12 months or more at December 31, 2022 and 2021, respectively. Gross unrealized losses of $(3,143) million at December 31, 2022 included $(2,164) million related to U.S. corporate securities, $(182) million related to commercial mortgage-backed securities (CMBS) collateralized by pools of commercial mortgage loans on real estate, and $(106) million related to Asset-backed securities. The majority of our U.S. corporate securities' gross unrealized losses were in the consumer, electric, technology, insurance and energy industries. The majority of our CMBS and Asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.

Net unrealized gains (losses) for equity securities with readily determinable fair values, which are recorded in Other income (loss) within continuing operations, were $(65) million, $1,656 million and $(1,670) million for the years ended December 31, 2022, 2021 and 2020, respectively.

Proceeds from debt and equity securities sales, early redemptions by issuers and principal payments on the BKR promissory note totaled $7,268 million, $6,666 million and $5,060 million for the years ended December 31, 2022, 2021 and 2020, respectively. Gross realized gains on debt securities were $34 million, $69 million and $173 million for the years ended December 31, 2022, 2021 and 2020, respectively. Gross realized losses and impairments on debt securities were $(42) million, $(11) million and $(68) million for the years ended December 31, 2022, 2021 and 2020, respectively.

Cash flows associated with purchases, dispositions and maturities of insurance investment securities are as follows:

For the years ended December 31	2022	2021
Purchases of investment securities	$(4,046)	$(4,286)
Dispositions and maturities of investment securities	3,170	2,997
Net (purchases) dispositions of insurance investment securities	$(876)	$(1,290)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at December 31, 2022 are as follows:

	Amortized cost	Estimated fair value
Within one year	$413	$409
After one year through five years	4,287	4,247
After five years through ten years	5,910	5,869
After ten years	22,928	20,920

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

2022 FORM 10-K 55

In addition to the equity securities described above, we hold $731 million and $441 million of equity securities without readily determinable fair values at December 31, 2022 and 2021, respectively, that are classified within non-current All other assets in our Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were $(11) million, $46 million and $(141) million for the years ended December 31, 2022, 2021 and 2020, respectively.

Our run-off insurance operations have approximately $800 million of assets held by states or other regulatory bodies in statutorily required deposit accounts, and approximately $29,700 million of assets held in trust accounts, including $2,300 million to be added in the first quarter of 2023, associated with reinsurance contracts and reinsurance security trust agreements in place between either Employers Reassurance Corporation (ERAC) or Union Fidelity Life Insurance Company (UFLIC) as the reinsuring entity and a number of ceding insurers. Assets in these trusts are held by an independent trustee for the benefit of the ceding insurer, and are subject to various investment guidelines as set forth in the respective reinsurance contracts and trust agreements. Some of these trust agreements may allow a ceding company to withdraw trust assets from the trust and hold these assets on its balance sheet, in an account under its control for the benefit of ERAC or UFLIC which might allow the ceding company to exercise investment control over such assets.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES
December 31	2022	2021
Customer receivables	$14,916	$13,079
Revenue sharing program receivables(a)	1,326	1,166
Non-income based tax receivables	1,320	1,222
Supplier advances	711	596
Receivables from disposed businesses	115	148
Other sundry receivables	447	483
Allowance for credit losses(b)	(859)	(1,074)
Total current receivables	$17,976	$15,620
(a) Revenue sharing program receivables in Aerospace are amounts due from third parties who participate in engine programs by developing and supplying certain engine components through the life of the program. The participants share in program revenues, receive a share of customer progress payments and share costs related to discounts and warranties.
(b) Allowance for credit losses decreased primarily due to write-offs, recoveries and foreign currency impact, partially offset by net new provisions of $48 million.

December 31	2022	2021
Aerospace	$7,784	$5,812
Renewable Energy	2,415	2,218
Power	4,229	4,092
HealthCare	3,354	3,255
Corporate	195	244
Total current receivables	$17,976	$15,620

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

	2022	2021
	Third Parties	WCS	Third Parties
Balance at January 1	$161	$3,618	$2,992
GE businesses sales to WCS	—	13,773	—
GE businesses sales to third parties(a)	2,061	—	1,415
WCS sales to third parties	—	(10,816)	10,816
Collections and other	(2,163)	(6,676)	(15,062)
Reclassification from long-term customer receivables	41	100	—
Balance at December 31	$100	$—	$161
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

2022 FORM 10-K 56

LONG-TERM RECEIVABLES
December 31	2022	2021
Long-term customer receivables(a)	$535	$521
Financing receivables	386	592
Supplier advances	277	309
Non-income based tax receivables	241	245
Receivables from disposed businesses	51	150
Sundry receivables	406	440
Allowance for credit losses	(223)	(160)
Total long-term receivables	$1,672	$2,097
(a) The Company sold $86 million and $53 million of long-term customer receivables to third parties for the years ended December 31, 2022 and 2021, respectively, primarily in our Gas Power business for risk mitigation purposes.

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

December 31	2022	2021
Raw materials and work in process	$10,356	$8,710
Finished goods	5,030	4,927
Deferred inventory costs(a)	2,017	2,210
Inventories, including deferred inventory costs	$17,403	$15,847
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aerospace) and other costs for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	Depreciable lives	Original Cost		Net Carrying Value
December 31	(in years)	2022	2021	2022	2021
Land and improvements	8	$542	$585	$530	$576
Buildings, structures and related equipment	8 - 40	7,913	8,311	3,483	3,728
Machinery and equipment	4 - 20	21,119	21,036	6,913	7,356
Leasehold costs and manufacturing plant under construction	1 - 10	2,059	1,971	1,415	1,343
ROU operating lease assets				2,137	2,606
Property, plant and equipment - net		$31,633	$31,904	$14,478	$15,609

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

Operating Lease Liabilities. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, was $2,393 million and $2,848 million, as of December 31, 2022 and 2021, respectively. Substantially all of our operating leases have remaining lease terms of 11 years or less, some of which may include options to extend.

OPERATING LEASE EXPENSE	2022	2021	2020
Long-term (fixed)	$755	$770	$827
Long-term (variable)	147	119	143
Short-term	153	192	206
Total operating lease expense	$1,055	$1,081	$1,176

MATURITY OF LEASE LIABILITIES	2023	2024	2025	2026	2027	Thereafter	Total
Undiscounted lease payments	$687	$567	$397	$291	$206	$603	$2,751
Less: imputed interest							(357)
Total lease liability as of December 31, 2022							$2,393

SUPPLEMENTAL INFORMATION RELATED TO OPERATING LEASES	2022	2021	2020
Operating cash flows used for operating leases	$790	$834	$835
Right-of-use assets obtained in exchange for new lease liabilities	526	603	594
Weighted-average remaining lease term	6.2 years	7.2 years	6.7 years
Weighted-average discount rate	3.8%	4.0%	4.6%
2022 FORM 10-K 57

NOTE 7. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
ACQUISITIONS. On December 21, 2021 our HealthCare business acquired BK Medical, a leader in surgical ultrasound imaging and guidance technology, for $1,455 million. The final purchase price allocation resulted in goodwill of $997 million, amortizable intangible assets of $398 million and indefinite-lived intangible assets of $23 million.

CHANGES IN GOODWILL BALANCES
	Balance at December 31, 2020	Acquisitions	Currency exchange and other	Balance at December 31, 2021	Dispositions	Currency exchange and other	Balance at December 31, 2022
Aerospace	$9,247	$—	$(234)	$9,013	$(6)	$(171)	$8,835
Renewable Energy	3,401	—	(169)	3,231	—	(30)	3,201
Power	146	—	(1)	145	—	(1)	144
HealthCare	11,855	1,064	(40)	12,879	—	(80)	12,799
Corporate(a)	876	43	(4)	914	—	(96)	818
Total	$25,524	$1,106	$(448)	$26,182	$(6)	$(378)	$25,798
(a) Corporate balance at December 31, 2022 and 2021 comprises our Digital business.

In the fourth quarter of 2022, we performed our annual impairment test. Based on the results of this test, the fair values of each of our reporting units exceeded their carrying values, however, we identified two reporting units for which the fair values were not substantially in excess of their carrying values. The fair values of our Digital reporting unit at Corporate and the Additive reporting unit in our Aerospace segment were in excess of their carrying values by 16% and 21%, respectively. At December 31, 2022, our Digital and Additive reporting units had goodwill of $818 million and $239 million, respectively.

Determining the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

		2022			2021
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION December 31	Useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related(a)	3-15	$6,063	$(3,475)	$2,587	$6,400	$(3,250)	$3,150
Patents and technology	5-15	8,432	(5,018)	3,415	8,592	(4,361)	4,230
Capitalized software	3-10	5,288	(3,824)	1,464	5,764	(3,999)	1,765
Trademarks & other	2-50	419	(322)	97	449	(313)	136
Total		$20,202	$(12,639)	$7,563	$21,205	$(11,923)	$9,282
(a) Balance includes payments made to our customers, primarily within our Aerospace business.

December 31	2022	2021
Aerospace	$4,748	$5,019
Renewable Energy	183	229
Power	958	1,965
HealthCare	1,520	1,847
Corporate	216	271
Total other intangible assets, net(a)	$7,625	$9,330
(a) Balances include indefinite-lived intangible assets.

Substantially all other intangible assets are subject to amortization. Intangible assets decreased $1,705 million in 2022, primarily as a result of amortization partially offset by the acquisition of capitalized software and patents and technology mainly at Aerospace and HealthCare of $209 million. Consolidated amortization expense was $1,742 million, $1,138 million and $1,336 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Estimated consolidated annual pre-tax amortization for intangible assets over the next five calendar years are as follows:

ESTIMATED 5 YEAR CONSOLIDATED AMORTIZATION	2023	2024	2025	2026	2027
Estimated annual pre-tax amortization	$1,025	$919	$848	$751	$648
2022 FORM 10-K 58

During 2022, we recorded additions to intangible assets subject to amortization of $214 million with a weighted-average amortizable period of 7.1 years, including capitalized software of $172 million, with a weighted-average amortizable period of 5.9 years.

NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $1,907 million in the year ended December 31, 2022 primarily due to decreased long-term service agreements and the timing of billing milestones ahead of revenue recognition on long-term equipment contracts. Our long-term service agreements decreased primarily due to billings of $11,665 million, partially offset by revenues recognized of $9,680 million and net favorable changes in estimated profitability of $85 million at Aerospace and $303 million at Power, primarily attributable to contractual increases in billings, partially offset by cost inflation.

December 31, 2022	Aerospace	Renewable Energy	Power	HealthCare	Corporate	Total
Revenues in excess of billings	$2,363	$—	$5,403	$—	$—	$7,766
Billings in excess of revenues	(6,681)	—	(1,763)	—	—	(8,443)
Long-term service agreements	$(4,318)	$—	$3,640	$—	$—	$(677)
Short-term and other service agreements	391	108	56	174	245	973
Equipment contract revenues	42	955	1,348	447	—	2,792
Current contract assets	$(3,884)	$1,063	$5,044	$621	$245	$3,088

Nonrecurring engineering costs(a)	2,513	17	4	30	—	2,563
Customer advances and other(b)	2,519	—	724	204	—	3,447
Non-current contract and other deferred assets	$5,032	$17	$728	$234	$—	$6,010
Total contract and other deferred assets	$1,148	$1,079	$5,772	$854	$245	$9,098

December 31, 2021
Revenues in excess of billings	$2,478	$—	$5,495	$—	$—	$7,972
Billings in excess of revenues	(5,731)	—	(1,614)	—	—	(7,346)
Long-term service agreements	$(3,253)	$—	$3,880	$—	$—	$627
Short-term and other service agreements	340	87	80	166	256	928
Equipment contract revenues	33	1,297	1,709	287	—	3,326
Current contract assets	$(2,881)	$1,384	$5,669	$453	$256	$4,881

Nonrecurring engineering costs(a)	2,479	28	12	31	—	2,550
Customer advances and other(b)	2,620	—	801	154	—	3,574
Non-current contract and other deferred assets	$5,099	$28	$813	$184	$—	$6,124
Total contract and other deferred assets	$2,218	$1,412	$6,482	$637	$256	$11,005
(a) Included costs incurred prior to production (such as requisition engineering) for equipment production contracts, primarily within our Aerospace segment, which are amortized ratably over each unit produced.
(b) Included amounts due from customers at Aerospace for the sales of engines, spare parts and services, and at Power, for the sale of services upgrades, which we collect through incremental fixed or usage-based fees from servicing the equipment under long-term service agreements.

Progress collections and deferred income increased $763 million primarily due new collections received in excess of revenue recognition at Aerospace, including increased collections to support higher production, and at Renewable Energy, partially offset by a decrease at Power due to the reclassification of a portion of our GE Steam Power business to held for sale. Revenues recognized for contracts included in a liability position at the beginning of the year were $13,863 million and $14,884 million for the years ended December 31, 2022 and 2021, respectively.

December 31, 2022	Aerospace	Renewable Energy	Power	HealthCare	Corporate	Total
Progress collections on equipment contracts	$74	$2,464	$3,973	$—	$—	$6,511
Other progress collections	5,740	2,731	541	511	131	9,654
Current deferred income	233	208	13	1,391	107	1,952
Progress collections and deferred income	$6,047	$5,404	$4,527	$1,902	$238	$18,118
Non-current deferred income	1,110	183	104	597	12	2,006
Total Progress collections and deferred income	$7,157	$5,586	$4,632	$2,499	$250	$20,124

2022 FORM 10-K 59

December 31, 2021	Aerospace	Renewable Energy	Power	HealthCare	Corporate	Total
Progress collections on equipment contracts	$142	$1,843	$5,198	$—	$—	$7,183
Other progress collections	4,469	2,866	385	522	111	8,354
Current deferred income	170	198	33	1,336	99	1,835
Progress collections and deferred income	$4,782	$4,907	$5,615	$1,858	$210	$17,372
Non-current deferred income	1,090	194	110	592	3	1,989
Total Progress collections and deferred income	$5,871	$5,101	$5,725	$2,450	$213	$19,361

NOTE 9. ALL OTHER ASSETS

December 31	2022	2021
Derivative instruments (Note 22)	$482	$684
Assets held for sale	95	208
Prepaid taxes and deferred charges	395	341
Cash collateral on derivatives	—	76
Accrued interest and investment income	457	426
Other	93	199
All other current assets	$1,521	$1,933

Equity method and other investments	8,554	7,840
Long-term receivables (Note 4)	1,672	2,097
Prepaid taxes and deferred charges	670	800
Insurance receivables	2,315	4,705
Insurance cash and cash equivalents(a)	619	353
Pension surplus	2,578	2,784
Other	591	461
All other non-current assets	$16,998	$19,040
Total All other assets	$18,520	$20,973
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

	Equity method investment balance		Equity method income (loss)
December 31	2022	2021	2022	2021	2020
Aerospace	$1,931	$2,000	$149	$58	$(41)
Renewable Energy	752	739	32	39	13
Power	960	977	89	23	43
HealthCare	182	223	13	27	7
Corporate(a)	3,991	3,451	103	68	23
Total consolidated	$7,815	$7,391	$386	$215	$46
(a) Equity method investments within Corporate include investments held by EFS of $1,975 million and $1,943 million and held by our run-off insurance operations of $1,980 million and $1,480 million as of December 31, 2022 and 2021, respectively.

2022 FORM 10-K 60

NOTE 10. BORROWINGS

December 31		2022		2021
		Amount	Average Rate	Amount	Average Rate
Current portion of long-term borrowings
Senior notes issued by GE		$473	1.04%	$1,249	1.39%
Senior and subordinated notes assumed by GE		1,973	1.50	1,645	2.05
Senior notes issued by GE Capital		1,188	1.54	1,370	0.63
Other		124		97
Total short-term borrowings		$3,757		$4,361

	Maturities	Amount	Average Rate	Amount	Average Rate
Senior notes issued by GE	2024-2052	$12,927	4.75%	$5,373	2.87%
Senior and subordinated notes assumed by GE	2024-2054	8,406	4.71	11,306	3.73
Senior notes issued by GE Capital	2024-2042	6,289	3.95	13,274	4.26
Other		971		870
Total long-term borrowings		$28,593		$30,824
Total borrowings		$32,350		$35,186

The Company has provided a full and unconditional guarantee on the payment of the principal and interest on all senior and subordinated outstanding long-term debt securities issued by subsidiaries of GE Capital, our former financial services business. This guarantee applied to $5,258 million and $13,719 million of senior notes and other debt issued by GE Capital at December 31, 2022 and 2021, respectively.

In the fourth quarter of 2022, GE HealthCare issued a total of $8,250 million in aggregate principal amount of senior unsecured debt, comprising $1,000 million of 5.55% Notes due 2024, $1,500 million of 5.60% Notes due 2025, $1,750 million of 5.65% Notes due 2027, $1,250 million of 5.857% Notes due 2030, $1,750 million of 5.905% Notes due 2032, and $1,000 million of 6.377% Notes due 2052. GE used the majority of the proceeds to complete a debt tender to repurchase a total of $7,234 million of debt, comprising $6,106 million of Capital issued debt with maturities ranging from 2032 through 2035, and $1,128 million of GE assumed debt due 2032. See Note 22 for further information about borrowings and associated interest rate swaps.

Long-term debt maturities over the next five years follow.

	2023		2024	2025	2026	2027
Debt issued by GE	$473		$1,217	$2,357	$49	$2,450
Debt assumed by GE	1,973		512	237	1,136	222
Debt issued by GE Capital	1,188	(a)	112	694	149	624
(a)Fixed and floating rate notes of $363 million contain put options with exercise dates in 2023, which have final maturity beyond 2034.

The total interest payments on consolidated borrowings are estimated to be $1,367 million, $1,289 million, $1,195 million, $1,052 million and $988 million for 2023, 2024, 2025, 2026 and 2027, respectively.

NOTE 11. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

December 31	2022	2021
Trade payables	$12,479	$10,970
Supply chain finance programs	4,081	3,402
Equipment project payables(a)	1,469	1,341
Non-income based tax payables	616	531
Accounts payable and equipment project payables	$18,644	$16,243
(a) Primarily related to projects in our Power and Renewable Energy segments.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenues of $2,954 million, $3,106 million and $2,865 million, profit was $60 million, $566 million and $197 million and net earnings was $44 million, $444 million and $143 million for the years ended December 31, 2022, 2021 and 2020, respectively. These operations were supported by assets of $44,197 million and $49,894 million at December 31, 2022 and 2021, respectively. A summary of our insurance contracts is presented below:
2022 FORM 10-K 61

December 31, 2022	Long-term care	Structured settlement annuities & life	Other contracts	Other adjustments(a)	Total
Future policy benefit reserves	$17,357	$8,678	$187	$—	$26,223
Claim reserves	4,596	254	307	—	5,156
Investment contracts	—	864	907	—	1,771
Unearned premiums and other	18	174	5	—	197
Total	$21,971	$9,970	$1,406	$—	$33,347

December 31, 2021
Future policy benefit reserves	$17,097	$8,902	$188	$3,394	$29,581
Claim reserves(b)	4,546	258	585	—	5,389
Investment contracts	—	955	954	—	1,909
Unearned premiums and other	15	184	89	—	287
Total	$21,658	$10,299	$1,815	$3,394	$37,166
(a) The decrease in Other adjustments of $3,394 million is a result of the decline in unrealized gains on investment securities.
(b) Other contracts included claim reserves of $242 million related to short-duration contracts at Electric Insurance Company (EIC), net of eliminations, at December 31, 2021. EIC is a property and casualty insurance company primarily providing insurance to GE and its employees.

Claim reserve activity included incurred claims of $1,481 million, $1,699 million and $1,801 million, of which insignificant amounts related to the recognition of adjustments to prior year claim reserves arising from our periodic reserve evaluation in the years ended December 31, 2022, 2021 and 2020, respectively. Paid claims were $1,518 million, $1,709 million and $1,728 million in the years ended December 31, 2022, 2021 and 2020, respectively.

Reinsurance recoveries are recorded as a reduction of insurance losses and annuity benefits in our Statement of Earnings (Loss) and amounted to $321 million, $351 million and $350 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Reinsurance recoverables, net of allowances of an insignificant amount and $1,654 million, are included in non-current All other assets in our Statement of Financial Position, and amounted to $132 million and $2,651 million at December 31, 2022 and 2021, respectively.

In the third quarter of 2022, we agreed to terminate substantially all long-term care insurance exposures previously ceded to a single reinsurance company (recapture transaction) and recorded an increase to our allowance for credit losses on such reinsurance recoverables of $415 million (pre-tax) ($328 million (after-tax)) which is unrelated to changes in claim experience or projections of future policy benefit reserves. Upon closing of the recapture transaction in the fourth quarter of 2022, we received a net portfolio of investment securities with an estimated fair value of $2,396 million in complete settlement of reinsurance recoverables previously recognized under retrocession agreements with the reinsurance company, which represented substantially all of our reinsurance recoverables balance as of September 30, 2022 and recorded an incremental loss of $56 million (pre-tax) ($44 million (after-tax)).

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

Premium Deficiency Testing. We completed our annual premium deficiency testing in the aggregate across our run-off insurance portfolio in the third quarter of 2022. These procedures included updating certain experience studies since our last test completed in the third quarter of 2021, independent actuarial analysis (principally on long-term care insurance exposures) and review of industry benchmarks. Using updated assumptions, the 2022 premium deficiency testing results indicated a positive margin of about 10% of the related future policy benefit reserves recorded at September 30, 2022, or approximately equivalent to the 2021 premium deficiency testing results. The premium deficiency testing margin in 2022 was impacted by a lower discount rate in our ERAC portfolio due to the recapture transaction, as explained above, partially offset by higher prevailing benchmark interest rates in the U.S. The portfolio of investment securities expected to be received from the recapture transaction were assumed to be invested at yields below ERAC’s current portfolio yield before ultimately grading to the long-term average investment yield as we reinvest the portfolio over time. This effect was partially offset by the net impact from assumed moderately higher near-term mortality related to COVID-19 in the aggregate across our run-off insurance products (i.e., for life insurance products, higher mortality increases the present value of expected future benefit payments, while for annuity and long-term care insurance contracts, higher mortality decreases the present value of expected future benefit payments). Excluding the net impact from assumed moderately higher near-term mortality related to COVID-19, we have made no substantial change to our assumptions concerning morbidity, morbidity improvement, mortality, mortality improvement, terminations, or long-term care insurance premium rate increases in 2022. We regularly monitor emerging experience and industry developments, including these factors, to help us refine all our reserve assumptions, which may result in future changes to those assumptions.

2022 FORM 10-K 62

Statutory accounting practices, not GAAP, determine the required statutory capital levels of our insurance legal entities. Statutory accounting practices are set forth by the National Association of Insurance Commissioners (NAIC) as well as state laws, regulation and general administrative rules and differ in certain respects from GAAP. We annually perform statutory asset adequacy testing and expect our December 31, 2022 testing process to be completed in the first quarter of 2023, the results of which may affect the amount or timing of capital contributions from GE to the insurance legal entities.

Following approval of a statutory permitted accounting practice in 2018 by our primary regulator, the Kansas Insurance Department (KID), we provided a total of $11,400 million of capital contributions to our run-off insurance subsidiaries. We expect to provide further capital contributions of approximately $3,600 million through 2024 (of which approximately $1,800 million is expected to be contributed in the first quarter of 2023, pending completion of our December 31, 2022 statutory reporting process, which includes asset adequacy testing), subject to ongoing monitoring by KID. GE is a party to capital maintenance agreements with its run-off insurance subsidiaries under which GE is required to maintain their statutory capital levels at 300% of their year-end Authorized Control Level risk-based capital requirements as defined from time to time by the NAIC.

NOTE 13. POSTRETIREMENT BENEFIT PLANS
PENSION BENEFITS AND RETIREE HEALTH AND LIFE BENEFITS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. Smaller pension plans with pension assets or obligations that have not reached $50 million and other retiree benefit plans are not presented. Information in this Note is as of a December 31 measurement date for these plans and does not reflect the impact of the GE HealthCare Separation, including the legal split and the transfer of certain postretirement benefit plans. See Note 28 for information regarding the legal split and the transfer of certain postretirement benefit plans to GE HealthCare in connection with the Separation.

DESCRIPTION OF OUR PLANS
Plan Category		Participants	Funding	Comments
Principal Pension Plans	GE Pension Plan	Covers U.S. participants ~177,000 retirees and beneficiaries, ~82,500 vested former employees and ~23,000 active employees	Our funding policy is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws. We may decide to contribute additional amounts beyond this level.
This plan has been closed to new participants since 2012. Benefits for ~20,000 employees with salaried benefits were frozen effective January 1, 2021, and thereafter these employees receive increased company contributions in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan (announced October 2019).

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

Other Pension Plans(a)	41 U.S. and non-U.S. pension plans with pension assets or obligations that have reached $50 million	Covers ~58,000 retirees and beneficiaries, ~48,500 vested former employees and ~14,000 active employees	Our funding policy is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws in each country. We may decide to contribute additional amounts beyond this level. We pay benefits for some plans from company cash.	In certain countries, benefit accruals have ceased and/or have been closed to new hires as of various dates.
Principal Retiree Benefit Plans	Provides health and life insurance benefits to certain eligible participants	Covers U.S. participants ~151,500 retirees and dependents and ~21,500 active employees	We fund retiree health benefits on a pay-as-you-go basis and the retiree life insurance trust at our discretion.	Participants share in the cost of the healthcare benefits.
(a) Plans that reach $50 million are not removed from the presentation unless part of a disposition or plan termination.
2022 FORM 10-K 63

FUNDING STATUS BY PLAN TYPE	Benefit Obligation		Fair Value of Assets		Deficit/(Surplus)
	2022	2021	2022	2021	2022	2021
Principal Pension Plans:
GE Pension Plan (subject to regulatory funding)	$48,134	$65,073	$44,993	$60,990	$3,141	$4,083
GE Supplementary Pension Plan (not subject to regulatory funding)	5,457	7,226	—	—	5,457	7,226
	53,591	72,299	44,993	60,990	8,598	11,309
Other Pension Plans:
Subject to regulatory funding	12,078	19,698	14,512	22,280	(2,434)	(2,582)
Not subject to regulatory funding	1,838	2,558	151	210	1,687	2,348
Principal retiree benefit plans (not subject to regulatory funding)	3,304	4,308	10	42	3,294	4,266

Total plans subject to regulatory funding	60,212	84,771	59,505	83,270	707	1,501
Total plans not subject to regulatory funding	10,599	14,092	161	252	10,438	13,840
Total plans	$70,811	$98,863	$59,666	$83,522	$11,145	$15,341

FUNDING. The Employee Retirement Income Security Act (ERISA) determines minimum funding requirements in the U.S. No contributions were required or made for the GE Pension Plan during 2022 or 2021 and based on our current assumptions, we do not anticipate having to make additional required contributions to the plan in the near future. On an ERISA basis, our estimate is that the GE Pension Plan was 92.8% and 107.3% funded for 2022 and 2021, respectively. The GAAP funded status is 93.5% and 93.7% for 2022 and 2021, respectively.

As of the measurement date of December 31, we would expect to pay approximately $370 million for benefit payments under our GE Supplementary Pension Plan and administrative expenses of our principal pension plans and would expect to contribute approximately $170 million to other pension plans in 2023. We fund retiree health benefits on a pay-as-you-go basis and the retiree life insurance trust at our discretion. As of the measurement date of December 31, we would expect to contribute approximately $365 million in 2023 to fund such benefits.

ACTIONS. Pension benefits for approximately 2,700 United Kingdom (UK) participants have been frozen effective January 1, 2022. In addition, pension benefits for approximately 800 Canadian participants will be frozen effective December 31, 2023. These transactions were reflected as a curtailment loss in 2021 upon announcement.

COST OF OUR BENEFITS PLANS	2022			2021			2020
AND ASSUMPTIONS	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Components of expense (income)
Service cost - operating	$221	$86	$39	$237	$233	$44	$657	$243	$59
Interest cost	2,069	398	108	1,951	383	103	2,350	422	150
Expected return on plan assets	(3,142)	(967)	—	(3,049)	(1,194)	—	(2,993)	(1,082)	(11)
Amortization of net loss (gain)	1,422	101	(115)	3,483	403	(79)	3,399	434	(82)
Amortization of prior service cost (credit)	5	(8)	(235)	28	(3)	(236)	146	1	(234)
Curtailment / settlement loss (gain)	—	(6)	—	—	76	—	—	12	—
Non-operating	$354	$(482)	$(242)	$2,413	$(335)	$(212)	$2,902	$(213)	$(177)
Net periodic expense (income)	$575	$(396)	$(203)	$2,650	$(102)	$(168)	$3,559	$30	$(118)
Weighted-average benefit obligations assumptions
Discount rate	5.53%	4.59%	5.43%	2.94%	1.93%	2.64%	2.61%	1.44%	2.15%
Compensation increases	3.07	2.44	3.12	3.05	2.35	2.63	2.95	3.06	2.82
Initial healthcare trend rate(a)	N/A	N/A	6.40	N/A	N/A	5.70	N/A	N/A	5.90
Weighted-average benefit cost assumptions
Discount rate	2.94	1.93	2.64	2.61	1.44	2.15	3.36	1.97	3.05
Expected rate of return on plan assets	6.00	4.80	—	6.25	5.69	1.25	6.25	6.10	7.00
(a) For 2022, ultimately declining to 5% for 2030 and thereafter.

As of the measurement date of December 31, we would expect 2023 net periodic benefit income for principal pension, other pension and principal retiree benefit plans to be about $2,010 million, which is an increase of approximately $1,985 million in income from 2022. The increase would primarily be due to the discount rate. The components of net periodic benefit costs, other than the service cost component, are included in Non-operating benefit cost (income) in our Statement of Earnings (Loss).
2022 FORM 10-K 64

PLAN FUNDED STATUS AND AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME)
	2022						2021
	Principal pension		Other pension		Principal retiree benefit		Principal pension		Other pension		Principal retiree benefit
Change in benefit obligations
Balance at January 1	$72,299		$22,256		$4,308		$76,298		$24,658		$5,019
Service cost	221		86		39		237		233		44
Interest cost	2,069		398		108		1,951		383		103
Participant contributions	14		19		54		15		24		60
Plan amendments	—		—		—		—		(1)		—
Actuarial loss (gain) - net	(17,281)	(a)	(6,282)	(a)	(778)	(a)	(2,448)	(a)	(1,561)	(a)	(446)
Benefits paid	(3,731)		(920)		(438)		(3,754)		(998)		(472)
Curtailments	—		—		—		—		(74)		—
Dispositions/acquisitions/other - net	—		—		11		—		(188)		—
Exchange rate adjustments	—		(1,641)		—		—		(220)		—
Balance at December 31	$53,591	(b)	$13,916		$3,304	(c)	$72,299	(b)	$22,256		$4,308	(c)
Change in plan assets
Balance at January 1	$60,990		$22,490		$42		$58,843		$21,506		$134
Actual gain (loss) on plan assets	(12,605)		(5,334)		—		5,559		1,602		41
Employer contributions	325		209		352		327		594		279
Participant contributions	14		19		54		15		24		60
Benefits paid	(3,731)		(920)		(438)		(3,754)		(998)		(472)
Dispositions/acquisitions/other - net	—		—		—		—		(138)		—
Exchange rate adjustments	—		(1,801)		—		—		(100)		—
Balance at December 31	$44,993		$14,663		$10		$60,990		$22,490		$42
Funded status - surplus (deficit)	$(8,598)		$747		$(3,294)		$(11,309)		$234		$(4,266)
Amounts recorded in Statement of Financial Position
Non-current assets - other	$—		$2,591		$—		$—		$2,898		$—
Current liabilities - other	(351)		(101)		(355)		(337)		(107)		(362)
Non-current liabilities - compensation and benefits	(8,247)		(1,743)		(2,939)		(10,972)		(2,557)		(3,904)
Net amount recorded	$(8,598)		$747		$(3,294)		$(11,309)		$234		$(4,266)
Amounts recorded in Accumulated other comprehensive loss (income)
Prior service cost (credit)	$(113)		$(42)		$(1,677)		$(109)		$(52)		$(1,912)
Net loss (gain)	(5,710)		1,787		(1,705)		(2,754)		2,012		(1,042)
Total recorded in Accumulated other comprehensive loss (income)	$(5,823)		$1,745		$(3,382)		$(2,863)		$1,960		$(2,954)
(a)Principally associated with discount rate changes.
(b)The benefit obligation for the GE Supplementary Pension Plan, which is an unfunded plan, was $5,457 million and $7,226 million at December 31, 2022 and 2021, respectively.
(c)The benefit obligation for retiree health plans was $1,991 million and $2,548 million at December 31, 2022 and 2021, respectively.

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

2022 FORM 10-K 65

The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the benefit obligations. To determine the expected long-term rate of return on pension plan assets, we consider our asset allocation, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given our asset allocation. Based on our analysis, we have assumed a 6.00% and 6.25% long-term expected return on the GE Pension Plan assets for cost recognition in 2022 and 2021, respectively. For 2023 cost recognition, based on GE Pension Plan assets at December 31, 2022, we have assumed a 7.00% long-term expected return.

The Society of Actuaries issued new mortality improvement tables during 2021 that were used to update mortality assumptions in the U.S. These changes in assumptions increased the December 31, 2021 U.S. pension and retiree benefit plans' obligations by $278 million.

The healthcare trend assumptions primarily apply to our pre-65 retiree medical plans. Most participants in our post-65 retiree plan have a fixed subsidy and therefore are not subject to healthcare inflation.

We evaluate these critical assumptions at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographics factors such as retirement age and turnover, and update them to reflect our actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. Differences between our actual results and what we assumed are recorded in AOCI each period. These differences are amortized into earnings over the remaining average future service of active participating employees or the expected life of inactive participants, as applicable. For the principal pension plans, gains and losses are amortized using a straight-line method with a separate layer for each year’s gains and losses. For most other pension plans and principal retiree benefit plans, gains and losses are amortized using a straight-line or a corridor amortization method.

SENSITIVITIES TO KEY ASSUMPTIONS. Fluctuations in discount rates can significantly impact pension cost and obligations. As of the December 31 measurement date, we would expect a 25 basis point decrease in discount rate would increase principal pension plan cost in the following year by approximately $130 million and would also expect an increase in the principal pension plan projected benefit obligation at year-end by approximately $1,300 million. The deficit sensitivity to the discount rate would be lower than the projected benefit obligation sensitivity as a result of the liability hedging program incorporated in the plan's asset allocation. A 50 basis point decrease in the expected return on assets would increase principal pension plan cost in the following year by approximately $260 million.

THE COMPOSITION OF OUR PLAN ASSETS. The fair value of our pension plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of these assets are described in Note 1 and have been applied consistently.

	2022		2021
	Principal pension	Other pension	Principal pension	Other pension
Global equities	$3,918	$1,097	$7,778	$3,589
Debt securities
Fixed income and cash investment funds	4,918	6,506	7,665	10,527
U.S. corporate(a)	8,715	382	10,324	468
Other debt securities(b)	7,853	443	7,331	492
Real estate	1,486	53	2,510	89
Private equities and other investments	1,245	364	1,515	943
Total	28,135	8,845	37,123	16,108
Plan assets measured at net asset value
Global equities	$3,285	$1,029	$9,517	$1,172
Debt securities	3,469	1,024	5,269	1,287
Real estate	1,624	1,976	1,408	2,126
Private equities and other investments	8,480	1,789	7,673	1,797
Total plan assets at fair value	$44,993	$14,663	$60,990	$22,490
(a)Primarily represented investment-grade bonds of U.S. issuers from diverse industries.
(b)Primarily represented investments in residential and commercial mortgage-backed securities, non-U.S. corporate and government bonds and U.S. government, federal agency, state and municipal debt.

2022 FORM 10-K 66

Plan assets that were measured at fair value using NAV as a practical expedient were excluded from the fair value hierarchy. GE Pension Plan investments with a fair value of $2,255 million and $3,872 million at December 31, 2022 and 2021, respectively, were classified within Level 3 and primarily relate to private equities and real estate. The remaining investments were substantially all considered Level 1 and 2. Investments with a fair value of $6,759 million and $12,377 million at December 31, 2022 and 2021, respectively, were classified within Level 1 and primarily relate to global equities and cash. Investments with a fair value of $18,606 million and $20,942 million at December 31, 2022 and 2021, respectively, were classified within Level 2 and primarily relate to debt securities. Other pension plans investments with a fair value of $81 million and $138 million at December 31, 2022 and 2021, respectively, were classified within Level 3 and primarily relate to private equities and real estate. The remaining investments were substantially all considered Level 1 and 2. Investments with a fair value of $841 million and $1,312 million at December 31, 2022 and 2021, respectively, were classified within Level 1 and primarily relate to global equities and cash. Investments with a fair value of $7,580 million and $13,802 million at December 31, 2022 and 2021, respectively, were classified within Level 2 and primarily relate to debt securities. Principal retiree benefit plan investments have a fair value of $10 million and $42 million at December 31, 2022 and 2021, respectively. There were no Level 3 principal retiree benefit plan investments held in 2022 and 2021.

ASSET ALLOCATION OF PENSION PLANS	2022 Target allocation		2022 Actual allocation
	Principal Pension	Other Pension (weighted average)	Principal Pension	Other Pension (weighted average)
Global equities	14.0 - 34.0%	17%	16%	14%
Debt securities (including cash equivalents)	31.0 - 81.5	60	55	57
Real estate	1.0 - 10.0	8	7	14
Private equities & other investments	6.0 - 30.0	15	22	15

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

GE securities represented 0.7% and 0.6% of the GE Pension Trust assets at December 31, 2022 and 2021, respectively. The GE Pension Trust has a broadly diversified portfolio of investments in equities, fixed income, private equities and real estate; these investments are both U.S. and non-U.S. in nature.

ANNUALIZED RETURNS	1 year	5 years	10 years	25 years
GE Pension Plan	(20.5)%	2.7%	5.4%	5.8%

EXPECTED FUTURE BENEFIT PAYMENTS OF OUR BENEFIT PLANS(a)	Principal pension	Other pension	Principal retiree benefit
2023	$3,830	$850	$375
2024	3,865	845	360
2025	3,890	855	345
2026	3,910	870	330
2027	3,920	885	325
2028-2032	19,510	4,585	1,375
(a) As of the measurement date of December 31, 2022

DEFINED CONTRIBUTION PLAN. We have a defined contribution plan for eligible U.S. employees that provides employer contributions which were $444 million, $418 million and $318 million for the years ended December 31, 2022, 2021, and 2020, respectively.
2022 FORM 10-K 67

COST OF POSTRETIREMENT BENEFIT PLANS AND CHANGES IN OTHER COMPREHENSIVE INCOME
For the years ended December 31	2022			2021			2020
(Pre-tax)	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Cost (income) of postretirement benefit plans	$575	$(396)	$(203)	$2,650	$(102)	$(168)	$3,559	$30	$(118)
Changes in other comprehensive loss (income)
Prior service cost (credit) - current year	—	—	—	—	(1)	—	—	27	(7)
Net loss (gain) - current year	(1,533)	(128)	(778)	(4,959)	(2,104)	(488)	1,124	529	119
Reclassifications out of AOCI
Curtailment/settlement gain (loss)	—	6	—	—	(68)	—	—	(3)	—
Dispositions	—	—	—	—	(68)	—	—	(166)	—
Amortization of net gain (loss)	(1,422)	(101)	115	(3,483)	(403)	79	(3,399)	(434)	82
Amortization of prior service credit (cost)	(5)	8	235	(28)	3	236	(146)	(1)	234
Total changes in other comprehensive loss (income)	(2,960)	(215)	(428)	(8,470)	(2,641)	(173)	(2,421)	(48)	428
Cost (income) of postretirement benefit plans and changes in other comprehensive loss (income)	$(2,385)	$(611)	$(631)	$(5,820)	$(2,743)	$(341)	$1,138	$(18)	$310

NOTE 14. ALL OTHER LIABILITIES

December 31	2022	2021
Sales discounts and allowances(a)	$4,042	$4,020
Equipment projects and other commercial liabilities	1,652	1,618
Product warranties (Note 24)	1,268	1,091
Employee compensation and benefit liabilities	4,662	4,677
Interest payable	400	276
Taxes payable	743	500
Environmental, health and safety liabilities (Note 24)	282	386
Derivative instruments (Note 22)	589	212
Other	847	1,196
All other current liabilities	$14,485	$13,977

Equipment projects and other commercial liabilities	$2,229	$2,451
Product warranties (Note 24)	885	800
Operating lease liabilities (Note 6)	2,393	2,848
Uncertain and other income taxes and related liabilities	2,581	3,041
Alstom legacy legal matters (Note 24)	455	567
Environmental, health and safety liabilities (Note 24)	2,404	2,274
Redeemable noncontrolling interests (Note 16)	132	148
Interest payable	—	179
Other	1,076	934
All other non-current liabilities	$12,154	$13,240
Total All other liabilities	$26,639	$27,217
(a) Primarily comprise amounts payable to airlines based on future aircraft deliveries by airframers and discounts on spare parts and repair sales at our Aerospace segment.

NOTE 15. INCOME TAXES. GE files a consolidated U.S. federal income tax return which enables GE's businesses to use tax deductions and credits of one member of the group to reduce the tax that otherwise would have been payable by another member of the group. The effective tax rate reflects the benefit of these tax reductions in the consolidated return. Cash payments are made to GE's businesses for tax reductions and from GE's businesses for tax increases.

Our businesses are subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. On August 16, 2022, the U.S. enacted the Inflation Reduction Act that includes a new alternative minimum tax based upon financial statement income (book minimum tax), an excise tax on stock buybacks and tax incentives for energy and climate initiatives, among other provisions. The new book minimum tax is expected to slow but not eliminate the favorable tax impact of our deferred tax assets, resulting in higher cash tax in some years that would generate future tax credits. The impact of the book minimum tax will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury. Separately, we continue to assess tax incentives in the legislation which could change our pre-tax or tax amounts and impact our tax rate.
2022 FORM 10-K 68

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2022	2021	2020
U.S. earnings (loss)	$(238)	$(2,959)	$(4,823)
Non-U.S. earnings (loss)	1,650	(724)	10,793
Total	$1,412	$(3,683)	$5,970

PROVISION (BENEFIT) FOR INCOME TAXES	2022	2021	2020
Current
U.S. Federal	$62	$(1,347)	$865
Non-U.S.	1,040	1,154	1,276
U.S. State	4	(85)	152
Deferred
U.S. Federal	(956)	(567)	(1,898)
Non-U.S.	466	608	(810)
U.S. State	(141)	(50)	(72)
Total	$476	$(286)	$(487)

Income taxes paid were $1,128 million, $1,330 million and $1,291 million for the years ended December 31, 2022, 2021 and 2020, respectively, including payments reported in discontinued operations.

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO ACTUAL INCOME TAX RATE	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory income tax rate	$297	21.0%	$(773)	21.0%	$1,254	21.0%
Tax on global activities including exports	342	24.2	155	(4.2)	(47)	(0.8)
U.S. business credits(a)	(246)	(17.4)	(189)	5.1	(169)	(2.8)
Debt tender and related valuation allowances	30	2.1	940	(25.5)	—	—
Deductible stock and restructuring losses	—	—	(583)	15.8	(203)	(3.4)
Sale of Biopharma business	(13)	(0.9)	(5)	0.1	(1,447)	(24.2)
Goodwill impairments	—	—	—	—	184	3.1
All other – net(b)(c)(d)	66	4.7	169	(4.5)	(59)	(1.1)
	179	12.7	487	(13.2)	(1,741)	(29.2)
Actual income tax rate	$476	33.7%	$(286)	7.8%	$(487)	(8.2)%
(a)U.S. general business credits, primarily the credit for energy produced from renewable sources and the credit for research performed in the U.S.
(b)For the year ended December 31, 2022, included $134 million for separation income tax costs of which $66 million was due to the repatriation of previously reinvested earnings.
(c)For the year ended December 31, 2020, included $(140) million for the resolution of the IRS audit of our consolidated U.S. income tax returns for 2014-2015.
(d)Included for each period, the expense or benefit for U.S. state taxes reported above in the consolidated (benefit) provision for income taxes, net of 21.0% federal effect.

UNRECOGNIZED TAX POSITIONS. Annually, we file over 2,600 income tax returns in over 270 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. The IRS is currently auditing our consolidated U.S. income tax returns for 2016-2018. In December 2020, the IRS completed the audit of our consolidated U.S. income tax returns for 2014-2015. The Company recognized a continuing operations benefit of $140 million plus an additional net interest benefit of $96 million. In addition, the Company recorded a benefit in discontinued operations of $130 million of tax benefits and $25 million of net interest benefits. See Note 2 for further information.

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
2022 FORM 10-K 69

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months (excluding the expected decrease to the GE balance of $552 million due to the spin-off of GE HealthCare) were:

UNRECOGNIZED TAX BENEFITS December 31	2022	2021	2020
Unrecognized tax benefits	$3,951	$4,224	$4,191
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	3,072	3,351	2,986
Accrued interest on unrecognized tax benefits	614	597	628
Accrued penalties on unrecognized tax benefits	111	146	179
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	0-650	0-250	0-350
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-600	0-200	0-250
(a) Some portion of such reduction may be reported as discontinued operations.

UNRECOGNIZED TAX BENEFITS RECONCILIATION	2022	2021	2020
Balance at January 1	$4,224	$4,191	$4,169
Additions for tax positions of the current year	62	396	836
Additions for tax positions of prior years	120	327	326
Reductions for tax positions of prior years	(393)	(585)	(863)
Settlements with tax authorities	(8)	(33)	(127)
Expiration of the statute of limitations	(54)	(71)	(151)
Balance at December 31	$3,951	$4,224	$4,191

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2022, 2021 and 2020, $36 million, $17 million and $(30) million of interest expense (income), respectively, and $(26) million, $(29) million and $(13) million of tax expense (income) related to penalties, respectively, were recognized in our Statement of Earnings (Loss).

DEFERRED INCOME TAXES. As part of the Tax Cuts and Jobs Act of 2017 (U.S. tax reform), the U.S. has enacted a minimum tax on foreign earnings (global intangible low tax income). We have not made an accrual for the deferred tax aspects of this provision. We also have not provided deferred taxes on cumulative net earnings of non-U.S. affiliates and associated companies of approximately $14 billion that have been reinvested indefinitely. Given U.S. tax reform, substantially all of our prior unrepatriated net earnings were subject to U.S. tax and accordingly we expect to have the ability to repatriate available non-U.S. cash without additional federal tax cost, and any foreign withholding tax on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit. Most of these earnings have been reinvested in active non-U.S. business operations and it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. We reassess reinvestment of earnings on an ongoing basis. In 2022, in connection with the execution of the Company’s plans to prepare for the spin-off of GE HealthCare, we incurred $66 million of tax due to repatriation of previously reinvested earnings.

The total deferred tax asset as of December 31, 2022 includes $714 million related to the required capitalization of research costs for U.S. tax purposes effective January 1, 2022. The Company has pending accounting method changes which, if approved, are expected to offset the impact of this required capitalization. This deferred tax asset includes $279 million related to GE HealthCare, which became a deferred asset of the separate company upon spin-off in the first quarter of 2023. In the event capitalization of research costs is adjusted through retroactive legislation effective for 2022, GE will record a tax provision benefit related to GE HealthCare research costs as a result of the benefit in the consolidated GE 2022 tax return without payment under the Tax Matters Agreement.

The following table presents our net deferred tax assets and net deferred tax liabilities attributable to different tax jurisdictions or different tax paying components.

DEFERRED INCOME TAXES December 31	2022	2021
Total assets	$12,325	$11,587
Total liabilities	(620)	(732)
Net deferred income tax asset (liability)	$11,705	$10,855

2022 FORM 10-K 70

COMPONENTS OF THE NET DEFERRED INCOME TAX ASSET (LIABILITY) December 31	2022	2021
Deferred tax assets
Accrued expenses and reserves	$2,538	$2,635
Progress collections, contract assets and deferred items	2,520	2,093
Deferred expenses	1,925	1,597
Principal pension plans	1,806	2,375
Insurance company loss reserves	1,782	1,700
Non-U.S. loss carryforwards(a)	1,240	1,354
Other compensation and benefits	975	1,397
Investment securities	516	(1,278)
Principal retiree benefit plans	692	896
Other(b)	703	1,329
Total deferred tax assets	$14,697	$14,098
Deferred tax liabilities
Investment in global operations	$(1,011)	$(1,775)
Other	(1,981)	(1,468)
Total deferred tax liabilities	(2,992)	(3,243)
Net deferred income tax asset (liability)	$11,705	$10,855
(a)Net of valuation allowances of $7,171 million and $7,081 million as of December 31, 2022 and 2021, respectively. Of the net deferred tax asset as of December 31, 2022 of $1,240 million, $8 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2023 through December 31, 2025; $427 million relates to net operating losses that expire in various years ending from December 31, 2026 through December 31, 2042; and $805 million relates to net operating loss carryforwards that may be carried forward indefinitely.
(b) Included valuation allowances related to assets other than non-U.S. loss carryforwards of $3,325 million and $1,653 million as of December 31, 2022 and 2021, respectively. These primarily relate to excess capital loss carryforwards.

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	2022	2021	2020
Beginning balance	$(4,562)	$(4,386)	$(4,818)
AOCI before reclasses – net of taxes of $127, $(91) and $(25)	(1,355)	(104)	(255)
Reclasses from AOCI – net of taxes of $—, $87 and $—(a)	—	(71)	691
AOCI	(1,355)	(174)	435
Less AOCI attributable to noncontrolling interests	(2)	2	2
Currency translation adjustments AOCI	$(5,915)	$(4,562)	$(4,386)

Beginning balance	$3,646	$(5,395)	$(7,024)
AOCI before reclasses – net of taxes of $597, $1,643 and $(283)	2,117	6,225	(1,256)
Reclasses from AOCI – net of taxes of $216, $793 and $805(a)	772	2,819	2,888
AOCI	2,889	9,044	1,632
Less AOCI attributable to noncontrolling interests	3	3	4
Benefit plans AOCI	$6,531	$3,646	$(5,395)

Beginning balance	$2,498	$32	$109
AOCI before reclasses – net of taxes of $(1,141), $615 and $21(b)	(4,461)	2,422	(39)
Reclasses from AOCI – net of taxes of $(20), $23 and $(25)(a)	36	44	(39)
AOCI	(4,425)	2,466	(78)
Investment securities and cash flow hedges AOCI	$(1,927)	$2,498	$32

AOCI at December 31	$(1,311)	$1,582	$(9,749)

Dividends declared per common share	$0.32	$0.32	$0.32
(a)The total reclassification from AOCI included $836 million, including currency translation of $688 million, net of taxes, in 2020, related to the sale of our BioPharma business within our HealthCare segment.
(b)Included adjustments of $2,674 million, $3,535 million and $(1,979) million for the years ended December 31, 2022, 2021 and 2020, respectively, related to insurance liabilities and annuity benefits in our run-off insurance operations to reflect the effects that would have been recognized had the related unrealized investment security gains been realized. See Note 12 for further information.

2022 FORM 10-K 71

Preferred stock. GE has 50 million authorized shares of preferred stock ($1.00 par value), of which 5,795,444 shares are outstanding as of December 31, 2022 and 5,939,875 shares are outstanding as of both December 31, 2021 and 2020. Preferred stock outstanding comprises $5,550 million of GE Series D preferred stock, in addition to $245 million of existing GE Series A, B and C preferred stock. The total carrying value of GE preferred stock at December 31, 2022 was $5,795 million. Dividends on GE preferred stock are payable semi-annually in June and December and accretion is recorded on a quarterly basis. Dividends on GE preferred stock totaled $289 million, including cash dividends of $284 million, $237 million, including cash dividends of $220 million, and $474 million, including cash dividends of $295 million, for the years ended December 31, 2022, 2021 and 2020, respectively. On January 21, 2021, the GE Series D preferred stock became callable and its dividends converted from 5% fixed rate to 3-month LIBOR plus 3.33%. As of the filing date of this Form 10-K for the year ended December 31, 2022, the GE Series D preferred stock has not been called. From time to time we repurchase outstanding shares of preferred stock, and we repurchased $144 million of GE Series D preferred stock in the year ended December 31, 2022.

Common stock. GE's authorized common stock consists of 1,650 million shares having a par value of $0.01 each, with 1,462 million shares issued. Common stock shares outstanding were 1,089,107,878 and 1,099,027,213 at December 31, 2022 and 2021, respectively. We repurchased 13.6 million and 0.5 million shares, for a total of $1,000 million and $36 million for the years ended December 31, 2022 and 2021, respectively.

Redeemable noncontrolling interests. Our redeemable noncontrolling interests, presented within All other liabilities in our Statement of Financial Position, include common shares issued by our affiliates that are redeemable at the option of the holder of those interests and amounted to $132 million and $148 million, primarily related to our HealthCare segment, as of December 31, 2022 and 2021, respectively.

NOTE 17. SHARE-BASED COMPENSATION. We grant stock options, restricted stock units and performance share units to employees under the 2007 and 2022 Long-Term Incentive Plans. Grants made under all plans must be approved by the Management Development and Compensation Committee of GE’s Board of Directors, which is composed entirely of independent directors. We record compensation expense for awards expected to vest over the vesting period. We estimate forfeitures based on experience and adjust expense to reflect actual forfeitures. When options are exercised, restricted stock units vest, and performance share awards are earned, we issue shares from treasury stock.

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

WEIGHTED AVERAGE GRANT DATE FAIR VALUE	2022	2021	2020
Stock options	$34.03	$40.64	$28.64
RSUs	87.68	104.98	63.28
PSUs/Performance shares	95.40	108.51	63.28

Key assumptions used in the Black-Scholes valuation for stock options include: risk free rates of 1.6%, 1.1%, and 1.0%, dividend yields of 0.4%, 0.3%, and 0.4%, expected volatility of 37%, 40%, and 36%, expected lives of 6.8 years, 6.2 years, and 6.1 years, and strike prices of $92.33, $105.12, and $84.48 for 2022, 2021, and 2020, respectively.

STOCK-BASED COMPENSATION ACTIVITY	Stock options				RSUs
	Shares (in thousands)	Weighted average exercise price	Weighted average contractual term (in years)	Intrinsic value (in millions)	Shares (in thousands)	Weighted average grant date fair value	Weighted average contractual term (in years)	Intrinsic value (in millions)
Outstanding at January 1, 2022	38,414	$144.97			8,057	$77.90
Granted	435	92.33			4,110	87.68
Exercised	(951)	64.45			(1,630)	89.08
Forfeited	(266)	95.12			(850)	81.92
Expired	(6,609)	165.67			N/A	N/A
Outstanding at December 31, 2022	31,023	$142.68	3.8	$88	9,687	$79.82	1.2	$812
Exercisable at December 31, 2022	28,723	$146.94	3.4	$83	N/A	N/A	N/A	N/A
Expected to vest	2,151	$90.14	7.7	$5	8,476	$80.03	1.2	$710

2022 FORM 10-K 72

Total outstanding target PSUs and performance shares at December 31, 2022 were 3,667 thousand shares with a weighted average fair value of $78.31. The intrinsic value and weighted average contractual term of target PSUs and performance shares outstanding were $307 million and 1.7 years, respectively.

	2022	2021	2020
Compensation expense (after-tax)(a)(b)	$305	$361	$353
Cash received from stock options exercised	62	93	6
Intrinsic value of stock options exercised and RSU/PSUs vested	170	217	81
(a)Unrecognized compensation cost related to unvested equity awards as of December 31, 2022 was $420 million, which will be amortized over a weighted average period of 1.0 year.
(b)Income tax benefit recognized in earnings was $17 million, $9 million and $10 million in 2022, 2021, and 2020, respectively.

NOTE 18. EARNINGS PER SHARE INFORMATION

	2022		2021		2020
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$869	$869	$(3,326)	$(3,326)	$6,601	$6,601
Preferred stock dividends	(289)	(289)	(237)	(237)	(474)	(474)
Accretion of redeemable noncontrolling interests, net of tax	—	—	(9)	(9)	(151)	(151)
Accretion of preferred share repurchase	4	4	—	—	—	—
Earnings (loss) from continuing operations attributable to common shareholders	584	584	(3,571)	(3,571)	5,975	5,975
Earnings (loss) from discontinued operations	(644)	(644)	(3,195)	(3,195)	(909)	(909)
Net earnings (loss) attributable to GE common shareholders	(60)	(60)	(6,766)	(6,766)	5,066	5,066

Shares of GE common stock outstanding	1,096	1,096	1,098	1,098	1,094	1,094
Employee compensation-related shares (including stock options)	6	—	—	—	1	—
Total average equivalent shares	1,101	1,096	1,098	1,098	1,095	1,094

Earnings (loss) from continuing operations	$0.53	$0.53	$(3.25)	$(3.25)	$5.46	$5.46
Earnings (loss) from discontinued operations	(0.58)	(0.59)	(2.91)	(2.91)	(0.83)	(0.83)
Net earnings (loss) per share	(0.05)	(0.06)	(6.16)	(6.16)	4.63	4.63

Potentially dilutive securities(a)	44		41		56
(a) Outstanding stock awards not included in the computation of diluted earnings (loss) per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the year ended December 31, 2022, application of this treatment had an insignificant effect. For the year ended December 31, 2021, as a result of the loss from continuing operations, losses were not allocated to the participating securities. For the year ended December 31, 2020, application of this treatment had an insignificant effect.

NOTE 19. OTHER INCOME (LOSS)

	2022	2021	2020
Purchases and sales of business interests(a)	$66	$(40)	$12,468
Licensing and royalty income	203	192	161
Equity method income	233	(96)	7
Investment in Baker Hughes realized and unrealized gain (loss)	912	938	(2,037)
Investment in and note with AerCap unrealized gain (loss)	(865)	711	—
Other net interest and investment income (loss)(b)	456	621	590
Other items	226	497	207
Total other income (loss)	$1,231	$2,823	$11,396
(a) Included a pre-tax loss of $170 million related to the sale of our boiler manufacturing business in China in our Power segment in 2021. Included a pre-tax gain of $12,362 million on the sale of our BioPharma business in 2020. See Note 2 for further information.
(b) Included interest income associated with customer advances of $162 million, $167 million and $146 million in 2022, 2021 and 2020, respectively. See Note 8 for further information.

2022 FORM 10-K 73

NOTE 20. RESTRUCTURING CHARGES AND SEPARATION COSTS
RESTRUCTURING AND OTHER CHARGES. This table is inclusive of all restructuring charges in our segments and at Corporate, and the charges are shown below for the business where they originated. Separately, in our reported segment results, significant, higher-cost restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges for Corporate.

RESTRUCTURING AND OTHER CHARGES	2022	2021	2020
Workforce reductions	$348	$695	$856
Plant closures & associated costs and other asset write-downs	615	145	332
Acquisition/disposition net charges and other	30	(21)	66
Total restructuring and other charges	$993	$819	$1,254

Cost of equipment/services	$250	$394	$570
Selling, general and administrative expenses	774	499	697
Other (income) loss	(31)	(75)	(13)
Total restructuring and other charges	$993	$819	$1,254

Aerospace	$20	$70	$397
Renewable Energy	177	204	213
Power	155	369	236
HealthCare	148	155	137
Corporate	494	20	270
Total restructuring and other charges	$993	$819	$1,254
Restructuring and other charges cash expenditures	$492	$781	$1,175

An analysis of changes in the liability for restructuring follows.

	2022	2021	2020
Balance at January 1	$1,026	$1,337	$1,746
Additions	578	655	860
Payments	(385)	(670)	(997)
Remeasurement	(4)	(245)	(212)
Effect of foreign currency and other	(31)	(52)	(60)
Balance at December 31 (a)	$1,183	$1,026	$1,337
(a) Includes actuarial determined post-employment severance benefits reserve of $475 million, $464 million and $722 million as of December 31, 2022, 2021 and 2020, respectively.

For the year ended December 31, 2022, restructuring and other initiatives primarily included exit activities related to the restructuring program announced in the fourth quarter reflecting lower Corporate shared-service and footprint needs as GE HealthCare prepared to become independent. It also includes exit activities associated with the plan announced in October 2022 to undertake a restructuring program across our businesses planned to be part of GE Vernova, primarily reflecting the selectivity strategy to operate in fewer markets and to simplify and standardize product variants at Renewable Energy. We recorded total charges of $993 million, consisting of $416 million primarily in non-cash impairment, accelerated depreciation and other charges, not reflected in the table above, and $578 million primarily in employee workforce reduction and contract related charges, which are reflected in the table above. We incurred $492 million in cash outflows related to restructuring actions, primarily for employee severance payments.

For the year ended December 31, 2021, restructuring and other initiatives primarily included exit activities at our Power business related to our new coal build wind-down actions, which included the exit of certain product lines, closing certain manufacturing and office facilities and other workforce reduction programs. We recorded total charges of $819 million, consisting of $164 million primarily in non-cash impairment, accelerated depreciation and other charges, not reflected in the table above, and $655 million primarily in employee workforce reduction charges, which are reflected in the table above. We incurred $781 million in cash outflows related to restructuring actions, primarily for employee severance payments.

For the year ended December 31, 2020, restructuring and other initiatives primarily included actions related to the impacts of the COVID-19 pandemic on our Aerospace business and Corporate cost reduction programs, which included closing certain manufacturing and office facilities and other workforce reduction programs. We recorded total charges of $1,254 million, consisting of $394 million in non-cash asset impairments and other charges, not reflected in the table above, and $860 million primarily in workforce reduction charges, which are reflected in the table above. We incurred $1,175 million in cash outflows related to restructuring actions, primarily for employee severance payments.

SEPARATION COSTS. In November 2021, the company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aviation, healthcare, and energy. As a result of this plan, we expect to incur separation, transition, and operational costs, which will depend on specifics of the transactions.

2022 FORM 10-K 74

We incurred pre-tax separation costs of $973 million, primarily related to employee costs, costs to establish certain stand-alone functions and information technology systems, professional fees, and other transformation and transaction costs to transition to three stand-alone public companies, for the year ended December 31, 2022. These costs are presented as separation costs in our consolidated Statement of Earnings (Loss). In addition, we incurred $71 million of net tax benefit, including taxes associated with planned legal entity restructuring and changes to indefinite reinvestment of foreign earnings, for the year ended December 31, 2022. We spent $261 million in cash for the year ended December 31, 2022.

NOTE 21. FAIR VALUE MEASUREMENTS Our assets and liabilities measured at fair value on a recurring basis include debt securities mainly supporting obligations to annuitants and policyholders in our run-off insurance operations, our equity interests in AerCap and Baker Hughes, and derivatives.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	Level 1		Level 2		Level 3(a)		Netting adjustment(d)		Net balance(b)
December 31	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Investment securities	$6,754	$11,434	$30,483	$35,849	$6,421	$7,222	$—	$—	$43,657	$54,506
Derivatives	—	—	1,340	1,357	1	17	(859)	(691)	482	684
Total assets	$6,754	$11,434	$31,823	$37,207	$6,421	$7,239	$(859)	$(691)	$44,139	$55,189

Derivatives	$—	$—	$1,444	$891	$7	$1	$(862)	$(681)	$589	$212
Other(c)	—	—	627	863	—	—	—	—	627	863
Total liabilities	$—	$—	$2,071	$1,754	$7	$1	$(862)	$(681)	$1,216	$1,075
(a)Included $3,548 million of U.S. corporate debt securities, $1,386 million of Mortgage and asset-backed debt securities, and the $900 million AerCap note at December 31, 2022. Included $4,228 million of U.S. corporate debt securities, $1,427 million of Mortgage and asset-backed debt securities, and the $993 million AerCap note at December 31, 2021.
(b)See Notes 3 and 22 for further information on the composition of our investment securities and derivative portfolios.
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

	Balance at January 1	Net realized/unrealized gains(losses)(a)	Purchases(b)	Sales & Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31
2022
Investment securities	$7,222	$(1,002)	$973	$(628)	$57	$(201)	$6,421
2021
Investment securities	$5,866	$(261)	$2,589	$(943)	$6	$(35)	$7,222
(a)Primarily included net unrealized gains (losses) of $(994) million and $(288) million in Other comprehensive income for the years ended December 31, 2022 and 2021, respectively.
(b)Included $508 million of U.S. corporate debt securities and $302 million of Mortgage and asset-backed debt securities for the year ended December 31, 2022. Included $1,084 million of Mortgage and asset-backed debt securities and $1,000 million AerCap senior note received as partial consideration on the completion of the GECAS transaction for the year ended December 31, 2021.

The majority of these Level 3 securities are fair valued using non-binding broker quotes or other third-party sources that utilize a number of different unobservable inputs not subject to meaningful aggregation.

NOTE 22. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

		December 31, 2022		December 31, 2021
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,695	$2,560	$2,706	$2,853
Liabilities	Borrowings (Note 10)	$32,350	$31,410	$35,186	$41,207
	Investment contracts (Note 12)	1,771	1,822	1,909	2,282

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and equivalents, investment securities and derivative financial instruments.

2022 FORM 10-K 75

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

FAIR VALUE OF DERIVATIVES	December 31, 2022			December 31, 2021
	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities
Currency exchange contracts	$8,484	$164	$312	$7,214	$114	$122
Interest rate contracts				2,071	75	4
Derivatives accounted for as hedges	$8,484	$164	$312	$9,285	$188	$126

Currency exchange contracts	$56,950	$977	$1,118	$64,097	$794	$756
Interest rate contracts	43	—	1	1,369	5	1
Other contracts	914	200	20	1,674	387	10
Derivatives not accounted for as hedges	$57,907	$1,178	$1,139	$67,140	$1,186	$767

Gross derivatives	$66,392	$1,341	$1,451	$76,425	$1,374	$893

Netting and credit adjustments		$(859)	$(862)		$(637)	$(639)
Cash collateral adjustments		—	—		(54)	(42)
Net derivatives recognized in statement of financial position		$482	$589		$684	$212

Net accrued interest		$—	$(4)		$10	$5
Securities held as collateral		—	—		(2)	—
Net amount		$482	$585		$691	$217

FAIR VALUE HEDGES. As of December 31, 2022, all fair value hedges were terminated due to exposure management actions, including debt maturities. Gains (losses) associated with the terminated hedging relationships will continue to amortize into interest expense until the bonds mature. The cumulative amount of hedging adjustments of $1,240 million (all on discontinued hedging relationships) was included in the carrying amount of the previously hedged liability of $9,933 million. At December 31, 2021, the cumulative amount of hedging adjustments of $2,072 million (including $2,073 million on discontinued hedging relationships) was included in the carrying amount of the previously hedged liability of $16,819 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES

	Gain (loss) recognized in AOCI for the year ended December 31
	2022	2021	2020
Cash flow hedges(a)	$(206)	$(86)	$(61)
Net investment hedges(b)	230	487	(675)
(a) Primarily related to currency exchange contracts.
(b) The carrying value of foreign currency debt designated as net investment hedges was $3,329 million and $4,061 million at December 31, 2022 and 2021, respectively. The total reclassified from AOCI into earnings was zero, $(87) million and zero for the years ended December 31, 2022, 2021 and 2020, respectively.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The total amount in AOCI related to cash flow hedges of forecasted transactions was a $111 million loss at December 31, 2022. We expect to reclassify $106 million of loss to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. At December 31, 2022, the maximum term of derivative instruments that hedge forecasted transactions was approximately 12 years.

2022 FORM 10-K 76

The table below presents the gains (losses) of our derivative financial instruments in the Statement of Earnings (Loss):

	2022					2021
	Revenues	Debt Extinguishment Costs	Interest Expense	SG&A	Other(a)	Revenues	Debt Extinguishment Costs	Interest Expense	SG&A	Other(a)
	$76,555	$465	$1,607	$12,781	$56,766	$74,196	$6,524	$1,876	$11,716	$56,719

Effect of cash flow hedges	$(23)	$—	$(20)	$(2)	$(34)	$27	$—	$(40)	$1	$(67)

Hedged items			127				70	1,413
Derivatives designated as hedging instruments			(143)				(66)	(1,549)
Effect of fair value hedges			$(16)				$3	$(135)

Currency exchange contracts	$5	$—	$—	$(133)	$(737)	$(6)	$(16)	$(18)	$(127)	$44
Interest rate, commodity and equity contracts(b)	1	159	(4)	(135)	161	1	52	(3)	183	191
Effect of derivatives not designated as hedges	$7	$159	$(4)	$(269)	$(575)	$(5)	$35	$(22)	$56	$235
(a) Amounts are inclusive of cost of sales and other income (loss).
(b) SG&A was primarily driven by hedges of deferred incentive compensation, Other Income (loss) by hedges of Baker Hughes equity sale, and Debt Extinguishment Costs by hedges of debt tenders. These hedging programs were to offset the earnings impact of the underlying.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest), net of collateral we held, was $308 million and $564 million at December 31, 2022 and December 31, 2021, respectively. Counterparties' exposures to our derivative liability (including accrued interest), net of collateral posted by us, was $505 million and $159 million at December 31, 2022 and December 31, 2021, respectively.
NOTE 23. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $401 million and $491 million and liabilities of $206 million and $206 million at December 31, 2022 and December 31, 2021, respectively, in consolidated Variable Interest Entities (VIEs). These entities were created to help our customers facilitate or finance the purchase of GE equipment and services and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $5,917 million and $5,034 million at December 31, 2022 and December 31, 2021, respectively. Of these investments, $1,481 million and $1,481 million were owned by EFS, comprising equity method investments, primarily renewable energy tax equity investments, at December 31, 2022 and December 31, 2021, respectively. In addition, $4,219 million and $3,333 million were owned by our run-off insurance operations, primarily comprising of equity method investments at December 31, 2022 and December 31, 2021, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 24.

NOTE 24. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. We had total investment commitments of $3,877 million at December 31, 2022. The commitments primarily comprise investments by our run-off insurance operations in investment securities and other assets of $3,778 million and included within these commitments are obligations to make investments in unconsolidated VIEs of $3,773 million. See Note 23 for further information.

As of December 31, 2022, in our Aerospace segment, we have committed to provide financing assistance of $2,390 million of future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. At December 31, 2022, we were committed under the following guarantee arrangements:

Credit support. We have provided $1,143 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. The liability for such credit support was $32 million.

Indemnification agreements - Continuing Operations. We have $534 million of indemnification commitments, including representations and warranties in sales of business assets, for which we recorded a liability of $80 million.

Indemnification agreements - Discontinued Operations. We have provided specific indemnities to buyers of assets of our business that, in the aggregate, represent a maximum potential claim of $717 million with related reserves of $77 million.
2022 FORM 10-K 77

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

	2022	2021	2020
Balance at January 1	$1,891	$2,054	$2,165
Current-year provisions(a)	1,319	862	788
Expenditures	(967)	(945)	(913)
Other changes	(90)	(81)	14
Balance at December 31	$2,153	$1,891	$2,054
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

Alstom legacy legal matters. In 2015, we acquired the Steam Power, Renewables and Grid businesses from Alstom, which prior to our acquisition were the subject of significant cases involving anti-competitive activities and improper payments. We had reserves of $455 million and $567 million at December 31, 2022 and 2021, respectively, for legal and compliance matters related to the legacy business practices that were the subject of cases in various jurisdictions. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the reserve established. The estimation of this reserve may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this reserve. Factors that can affect the ultimate amount of losses associated with these and related matters include the way cooperation is assessed and valued, prosecutorial discretion in the determination of damages, formulas for determining disgorgement, fines or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided.

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

2022 FORM 10-K 78

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

In February 2019, a securities action (the Touchstone case) was filed in the U.S. District Court for the Southern District of New York naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 1707.43 of the Ohio Securities Act and common law fraud based on alleged misstatements regarding insurance reserves, GE Power’s revenue recognition practices related to long term service agreements, GE’s acquisition of Alstom, and the goodwill recognized in connection with that transaction. The lawsuit seeks damages on behalf of six institutional investors who purchased GE common stock between August 1, 2014 and October 30, 2018 and rescission of those purchases. In May 2021, the plaintiffs filed an amended complaint, and GE in June 2021 filed a motion to dismiss that complaint. In September 2022, the court granted GE’s motion to the dismiss the plaintiffs’ case with no opportunity to replead their case. In January 2023, the plaintiffs filed an appeal of the court’s dismissal of their case with the U.S. Court of Appeals for the Second Circuit.

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

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. At December 31, 2022, approximately 85% of the Bank BPH portfolio is indexed to or denominated in foreign currencies (primarily Swiss francs), and the total portfolio had a carrying value, net of reserves, of $1,199 million. We continue to observe an increase in the number of lawsuits being brought against Bank BPH and other banks in Poland, and we expect this to continue in future reporting periods.

2022 FORM 10-K 79

We estimate potential losses for Bank BPH in connection with borrower litigation cases that are pending by recording legal reserves, as well as in connection with potential future cases or other adverse developments as part of our ongoing valuation of the Bank BPH portfolio, which we record at the lower of cost or fair value, less cost to sell. The total amount of estimated losses was $1,359 million and $755 million at December 31, 2022 and 2021, respectively. We update our assumptions underlying the amount of estimated losses based primarily on the number of lawsuits filed and estimated to be filed in the future, whether liability will be established in lawsuits and the nature of the remedy ordered by courts if liability is established. The increase in the amount of estimated losses during 2022 was driven primarily by increases in the number of lawsuits filed and estimated to be filed in the future and increased findings of liability. We expect the trends we have previously reported of an increasing number of lawsuits being filed, more findings of liability and more severe remedies being ordered against Polish banks (including Bank BPH) to continue in future reporting periods, although Bank BPH is unable at this time to develop a meaningful estimate of reasonably possible losses associated with active and inactive Bank BPH mortgage loans beyond the amounts currently recorded. Additional factors may also affect our estimated losses over time, including: potentially significant judicial decisions or binding resolutions by the European Court of Justice (ECJ) or the Polish Supreme Court; the impact of any of these or other future or recent decisions or resolutions (including an expected ECJ ruling that could adversely impact the remedy cost to Polish banks upon a finding of liability, and the Polish Supreme Court binding resolution delivered verbally in May 2021 with written reasoning issued in July 2021) on how Polish courts will interpret and apply the law in particular cases and how borrower behavior may change in response, neither of which are known immediately upon the issuance of a decision or resolution; financial, economic and other conditions in Poland that may adversely affect borrowers; uncertainty related to a proposal by the Chairman of the Polish Financial Supervisory Authority in December 2020 that banks voluntarily offer borrowers an opportunity to convert their foreign currency indexed or denominated mortgage loans to Polish zlotys using an exchange rate applicable at the date of loan origination, and about the various settlement strategies or other approaches that Polish banks have increasingly adopted or will adopt, or that Bank BPH may adopt in the future, in response to this proposal or other factors, the approaches that regulators and other government authorities will adopt in response, the receptivity of borrowers to settlement offers; and the financial and capital impact on banks that adopt settlement programs; and any potential legislation that may be passed in Poland relating to foreign exchange indexed or denominated mortgage loans. In addition, there is continued uncertainty arising from investigations of the Polish Office of Competition and Consumer Protection (UOKiK), including existing or anticipated UOKiK and court decisions resulting from those investigations, particularly UOKiK's investigation into the adequacy of disclosure of foreign exchange risk by banks (including BPH) and the legality under Polish law of unlimited foreign exchange risk on customers. Future adverse developments related to any of the foregoing, or other adverse developments such as actions by regulators, legislators or other governmental authorities (including UOKiK), likely would have a material adverse effect on Bank BPH and the carrying value of its mortgage loan portfolio as well as result in additional required capital contributions to Bank BPH or significant losses beyond the amounts that we currently estimate.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws and nuclear decommissioning regulations. We have obligations for ongoing and future environmental remediation activities, such as the Housatonic River cleanup described below, and may incur additional liabilities in connection with previously remediated sites, such as natural resource damages for the Hudson River where GE completed dredging in 2019. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged worker exposure to asbestos or other hazardous materials. Liabilities for environmental remediation, nuclear decommissioning and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Total reserves related to environmental remediation, nuclear decommissioning and worker exposure claims were $2,686 million and $2,660 million at December 31, 2022 and 2021, respectively.

As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. In October 2016, EPA issued its final decision pursuant to the consent decree. In January 2018, the EPA’s Environmental Appeals Board (EAB) remanded the decision back to the EPA with instruction to reissue a revised final remedy. After successful mediation with key stakeholders (including EPA, GE, certain towns, and environmental groups), public comment and further review by the EAB, the final revised permit (issued in January 2021) became effective in March 2022. In May 2022, two environmental advocacy groups petitioned the U.S. Court of Appeals for the First Circuit to review the EPA’s final permit. As of December 31, 2022 and based on its assessment of current facts and circumstances and its defenses, GE believes that it has recorded adequate reserves to cover future obligations associated with the proposed final remedy.

Expenditures for site remediation, nuclear decommissioning and worker exposure claims amounted to approximately $231 million, $193 million and $180 million for the years ended December 31, 2022, 2021 and 2020, respectively. We presently expect that such expenditures will be approximately $250 million and $300 million in 2023 and 2024, respectively.

NOTE 25. OPERATING SEGMENTS
BASIS FOR PRESENTATION. Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described and referenced in Note 1. A description of our operating segments as of December 31, 2022 can be found in the Segment Operations section within MD&A.

2022 FORM 10-K 80

REVENUES	Total revenues			Intersegment revenues			External revenues
Years ended December 31	2022	2021	2020	2022	2021	2020	2022	2021	2020
Aerospace	$26,050	$21,310	$22,042	$660	$1,036	$1,445	$25,390	$20,274	$20,597
Renewable Energy	12,977	15,697	15,666	80	138	142	12,896	15,559	15,523
Power	16,262	16,903	17,589	267	345	352	15,995	16,558	17,237
HealthCare	18,461	17,725	18,009	—	1	1	18,461	17,724	18,008
Corporate	2,806	2,561	2,528	(1,008)	(1,520)	(1,941)	3,814	4,081	4,468
Total	$76,555	$74,196	$75,833	$—	$—	$—	$76,555	$74,196	$75,833

	Years ended December 31
	2022			2021			2020
	Equipment	Services	Total	Equipment	Services	Total	Equipment	Services	Total
Aerospace	$7,842	$18,207	$26,050	$7,531	$13,780	$21,310	$8,582	$13,460	$22,042
Renewable Energy	10,191	2,785	12,977	13,224	2,473	15,697	12,859	2,807	15,666
Power	4,737	11,526	16,262	5,035	11,868	16,903	6,707	10,883	17,589
HealthCare	9,643	8,818	18,461	9,104	8,620	17,725	9,992	8,017	18,009
Total segment revenues	$32,413	$41,336	$73,749	$34,894	$36,741	$71,635	$38,140	$35,166	$73,306

SEGMENT REVENUES	Years ended December 31
	2022	2021	2020
Commercial Engines & Services	$18,665	$14,360	$14,479
Military	4,410	4,136	4,572
Systems & Other	2,975	2,814	2,991
Aerospace	$26,050	$21,310	$22,042

Onshore Wind	$8,373	$11,026	$10,881
Grid Solutions equipment and services	3,086	3,207	3,585
Hydro, Offshore Wind and Hybrid Solutions	1,518	1,464	1,200
Renewable Energy	$12,977	$15,697	$15,666

Gas Power	$12,072	$12,080	$12,655
Steam Power	2,643	3,241	3,557
Power Conversion, Nuclear and other	1,547	1,582	1,378
Power	$16,262	$16,903	$17,589

Healthcare Systems	$16,489	$15,694	$15,387
Pharmaceutical Diagnostics	1,972	2,031	1,792
BioPharma	—	—	830
HealthCare	$18,461	$17,725	$18,009

Total segment revenues	$73,749	$71,635	$73,306
Corporate	$2,806	$2,561	$2,528

Total revenues	$76,555	$74,196	$75,833

Revenues are classified according to the region to which equipment and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas.

Year ended December 31, 2022	Aerospace	Renewable Energy	Power	HealthCare	Corporate	Total
U.S.	$10,722	$6,265	$5,121	$8,078	$2,850	$33,036
Non-U.S.
Europe	6,013	3,023	3,484	3,697	68	16,284
China region	2,154	216	1,173	2,525	(5)	6,062
Asia (excluding China region)	2,731	1,396	2,101	2,225	(129)	8,324
Americas	1,713	1,120	1,931	1,038	(14)	5,788
Middle East and Africa	2,719	956	2,453	897	36	7,060
Total Non-U.S.	$15,328	$6,711	$11,142	$10,383	$(44)	$43,519
Total geographic revenues	$26,050	$12,977	$16,262	$18,461	$2,806	$76,555
Non-U.S. revenues as a % of total revenues	59%	52%	69%	56%		57%

2022 FORM 10-K 81

Year ended December 31, 2021	Aerospace	Renewable Energy	Power	HealthCare	Corporate	Total
U.S.	$9,675	$7,275	$6,186	$7,229	$2,473	$32,838
Non-U.S.
Europe	3,920	3,651	3,621	3,702	52	14,946
China region	2,419	464	1,145	2,700	16	6,744
Asia (excluding China region)	1,758	1,959	2,090	2,345	(45)	8,107
Americas	1,310	1,009	1,239	923	(4)	4,476
Middle East and Africa	2,228	1,340	2,622	826	69	7,085
Total Non-U.S.	$11,635	$8,422	$10,717	$10,496	$88	$41,358
Total geographic revenues	$21,310	$15,697	$16,903	$17,725	$2,561	$74,196
Non-U.S. revenues as a % of total revenues	55%	54%	63%	59%		56%

Year ended December 31, 2020
U.S.	$11,239	$7,846	$6,186	$7,611	$2,336	$35,217
Non-U.S.
Europe	4,288	3,047	2,895	3,952	159	14,342
China region	2,078	1,156	1,253	2,455	35	6,978
Asia (excluding China region)	1,842	1,484	2,707	2,264	(55)	8,241
Americas	882	819	1,483	879	1	4,064
Middle East and Africa	1,713	1,314	3,064	848	52	6,991
Total Non-U.S.	$10,803	$7,820	$11,403	$10,398	$192	$40,616
Total geographic revenues	$22,042	$15,666	$17,589	$18,009	$2,528	$75,833
Non-U.S. revenues as a % of total revenues	49%	50%	65%	58%		54%

REMAINING PERFORMANCE OBLIGATION. As of December 31, 2022, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $250,997 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: 1) equipment-related remaining performance obligation of $48,936 million of which 59%, 81% and 98% is expected to be recognized within 1, 2 and 5 years, respectively, and the remaining thereafter; and 2) services-related remaining performance obligations of $202,061 million of which 13%, 46%, 70% and 84% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

Total sales of equipment and services to agencies of the U.S. Government were 6%, 6% and 7% of total revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Within our Aerospace segment, defense-related sales were 5%, 5% and 6% of total revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

PROFIT AND EARNINGS For the years ended December 31	2022	2021	2020
Aerospace	$4,775	$2,882	$1,229
Renewable Energy	(2,240)	(795)	(715)
Power	1,217	726	274
HealthCare	2,705	2,966	3,060
Total segment profit (loss)	6,456	5,778	3,848
Corporate(a)	(3,413)	892	8,061
Interest and other financial charges	(1,552)	(1,813)	(2,018)
Debt extinguishment costs	(465)	(6,524)	(301)
Non-operating benefit income (cost)	532	(1,782)	(2,430)
Goodwill impairments	—	—	(877)
Benefit (provision) for income taxes	(689)	124	333
Preferred stock dividends	(289)	(237)	(474)
Earnings (loss) from continuing operations attributable to GE common shareholders	581	(3,562)	6,141
Earnings (loss) from discontinued operations attributable to GE common shareholders	(644)	(3,195)	(911)
Net earnings (loss) attributable to GE common shareholders	$(64)	$(6,757)	$5,230
(a) Includes interest and other financial charges of $54 million, $63 million and $50 million and benefit for income taxes of $213 million, $162 million and $154 million related to EFS within Corporate for the years ended December 31, 2022, 2021, and 2020, respectively.
2022 FORM 10-K 82

	Assets			Property, plant and equipment additions(a)			Depreciation and amortization
	At December 31			For the years ended December 31			For the years ended December 31
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Aerospace	$39,243	$38,298	$38,634	$543	$445	$737	$1,037	$1,074	$1,142
Renewable Energy	15,719	14,804	15,927	275	349	302	412	432	413
Power	22,173	23,569	24,453	210	189	245	506	692	749
HealthCare	26,070	24,770	22,229	310	278	256	640	641	628
Corporate(b)(c)	81,692	94,256	114,220	34	25	40	948	168	531
Total continuing	$184,896	$195,697	$215,463	$1,371	$1,286	$1,579	$3,543	$3,009	$3,464
(a)Additions to property, plant and equipment include amounts relating to principal businesses purchased.
(b)Depreciation and amortization included the Steam asset sale impairment in the first quarter of 2022.
(c)Included deferred income taxes that are presented as assets for purposes of our Statement of Financial Position presentation.

We classify certain assets that cannot meaningfully be associated with specific geographic areas as “Other Global” for this purpose.

December 31	2022	2021
U.S.	$126,005	$130,956
Non-U.S.
Europe	36,603	42,213
Asia	11,317	11,534
Americas	6,405	6,406
Other Global	4,566	4,588
Total Non-U.S.	$58,892	$64,741
Total assets (Continuing operations)	$184,896	$195,697

The decrease in continuing assets in 2022 was primarily driven by decreases in estimated fair value of our debt securities, depreciation and amortization on property, plant and equipment and intangible assets, including the Steam asset sale impairment, and the effects of a stronger U.S. dollar. Property, plant and equipment – net associated with operations based in the United States were $7,508 million and $8,411 million at December 31, 2022 and 2021, respectively. Property, plant and equipment – net associated with operations based outside the United States were $6,970 million and $7,198 million at December 31, 2022 and 2021, respectively.

NOTE 26. SUMMARIZED FINANCIAL INFORMATION. We account for our remaining interest in Baker Hughes (comprising 7 million shares with approximately 1% ownership interest as of December 31, 2022) at fair value. As of November 3, 2021, our investment in BKR ownership reduced below 20%, and as a result, we no longer have significant influence in BKR. The fair value of our interest in Baker Hughes at December 31, 2022 and 2021 was $207 million and $4,010 million, respectively. We recognized a realized and unrealized pre-tax gain of $912 million ($702 million after-tax) based on a share price of $29.53, a realized and unrealized pre-tax gain of $938 million ($696 million after-tax) based on a share price of $24.06, and a realized and unrealized pre-tax loss of $2,037 million ($1,562 million after-tax) based on a share price of $20.85 for the years ended December 31, 2022, 2021 and 2020, respectively. The 2022 gain, 2021 gain and 2020 loss included a $109 million pre-tax derivative gain, a $129 million pre-tax derivative gain and a $54 million pre-tax derivative loss, respectively, associated with the forward sale of Baker Hughes shares pursuant to our previously announced program to monetize our Baker Hughes position. During the years ended December 31, 2022, 2021 and 2020, we completed forward sales of 160 million, 183 million and 28 million shares and received proceeds of $4,717 million, $4,145 million and $417 million, respectively. In January 2023, we sold our remaining 7 million shares and received net proceeds of $216 million. See Notes 2, 3 and 19 for further information. Summarized financial information of Baker Hughes is as follows.

For the years ended December 31	2022(a)	2021(b)	2020
Revenues	$—	$16,997	$20,705
Gross Profit	—	3,276	3,199
Net income (loss)	—	(546)	(15,761)
Net income (loss) attributable to the entity	—	(407)	(9,940)
(a) As of November 3, 2021, our investment in BKR reduced below 20%, and as a result, we no longer have significant influence.
(b) Financial information is from January 1, 2021 to November 3, 2021 (date investment in BKR reduced below 20%).

On November 1, 2021, we received 111.5 million ordinary shares of AerCap (approximately 46% ownership interest) and an AerCap senior note as partial consideration in conjunction with the GECAS transaction, for which we have adopted the fair value option. The fair value of our interest in AerCap, including the note, at December 31, 2022 and 2021 was $7,403 million and $8,287 million, respectively. We recognized an unrealized pre-tax loss of $865 million ($1,052 million after-tax) based on a share price of $58.32 and an unrealized pre-tax and after-tax gain of $711 million based on a share price of $65.42 related to our interest in AerCap for the years ended December 31, 2022 and 2021, respectively. See Notes 2, 3 and 19 for further information. Given AerCap summarized financial information is not available as of the date of this filing, this information is reported on a one quarter lag. Summarized financial information of AerCap is as follows.
2022 FORM 10-K 83

For the year ended December 31	2022(a)
Revenues	$6,627
Net income (loss)	(1,128)
Net income (loss) attributable to the entity	(1,132)
(a) As we are unable to obtain monthly financial data for AerCap to match the exact period of ownership, we reported summarized financial information for AerCap starting October 1, 2021 instead of November 1, 2021.

As of December 31	2022(a)
Flight equipment held for operating leases, net	$54,611
Other	15,200
Total assets	$69,811

Debt	$47,350
Other	6,817
Total liabilities	$54,167
Noncontrolling interests	$77
(a) Financial information is from September 30, 2022.

Baker Hughes and AerCap are SEC registrants with separate filing requirements, and their respective financial information can be obtained from www.sec.gov.

GE, within its Aerospace segment, has interests in certain joint ventures formed to manufacture and service commercial jet engines and engine parts, collectively referred to herein as the Commercial Aerospace Joint Ventures. These interests include: CFM International Inc., CFM International SA and CFM Materials, LP, joint operations of the CFM56 and LEAP engine programs with Safran Aircraft Engines, a subsidiary of Safran Group of France; Engine Alliance, LLC, a joint operation of the GP7200 engine program with Raytheon Technologies Corporation via their Pratt & Whitney segment; GE Honda Aero Engines, LLC, a joint operation of the HF120 engine program with Honda Aero, Inc; and Advanced Atomization Technologies, LLC, a joint operation for engine fuel nozzles with Parker-Hannifin Corporation. GE recognizes revenue on sales to these Commercial Aerospace Joint Ventures upon the transfer of its products and services, of which the timing and the amount of revenue recognized could be different than that of the joint ventures. Summarized financial information of these Commercial Aerospace Joint Ventures is as follows.

For the years ended December 31	2022	2021	2020
Revenues	$23,317	$17,118	$15,931
Gross Profit	312	284	359
Net income (loss)	249	(123)	327
Net income (loss) attributable to the entity	237	(140)	312

As of December 31	2022	2021
Current assets	$13,328	$8,845
Total assets	$14,327	$9,941
Current liabilities	$12,828	$8,435
Total liabilities	$12,887	$8,470
Noncontrolling interests	$153	$147

2022 FORM 10-K 84

NOTE 27. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(Per-share amounts in dollars)	2022	2021	2022	2021	2022	2021	2022	2021
Total revenues	$17,040	$17,071	$18,646	$18,253	$19,084	$18,569	$21,786	$20,303
Sales of equipment and services	16,272	16,316	17,880	17,470	18,438	17,813	21,011	19,492
Cost of equipment and services sold	12,453	12,538	13,244	13,618	14,371	13,401	15,467	14,338
Earnings (loss) from continuing operations	(729)	97	(561)	(571)	(76)	582	2,302	(3,504)
Earnings (loss) from discontinued operations	(286)	(2,894)	(210)	(564)	(85)	602	(64)	(339)
Net earnings (loss)	(1,014)	(2,798)	(771)	(1,135)	(160)	1,184	2,238	(3,843)
Less net earnings (loss) attributable to noncontrolling interests	28	5	19	(3)	4	(73)	16	1
Net earnings (loss) attributable to the Company	$(1,042)	$(2,802)	$(790)	$(1,131)	$(165)	$1,257	$2,222	$(3,843)
Per-share amounts – earnings (loss) from continuing operations
Diluted earnings (loss) per share	$(0.74)	$0.02	$(0.59)	$(0.57)	$(0.14)	$0.54	$1.99	$(3.24)
Basic earnings (loss) per share	(0.74)	0.02	(0.59)	(0.57)	(0.14)	0.54	2.01	(3.24)
Per-share amounts – earnings (loss) from discontinued operations
Diluted earnings (loss) per share	(0.26)	(2.63)	(0.19)	(0.51)	(0.08)	0.54	(0.06)	(0.31)
Basic earnings (loss) per share	(0.26)	(2.64)	(0.19)	(0.51)	(0.08)	0.55	(0.06)	(0.31)
Per-share amounts – net earnings (loss)
Diluted earnings (loss) per share	(0.99)	(2.61)	(0.78)	(1.08)	(0.21)	1.08	1.93	(3.55)
Basic earnings (loss) per share	(0.99)	(2.62)	(0.78)	(1.08)	(0.21)	1.09	1.95	(3.55)
Dividends declared	0.08	0.08	0.08	0.08	0.08	0.08	0.08	0.08

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

NOTE 28. SUBSEQUENT EVENT. On January 3, 2023 (the Distribution Date), GE completed the previously announced separation of its HealthCare business, into a separate, independent publicly traded company, GE HealthCare Technologies, Inc. (GE HealthCare). The Separation was structured as a tax-free spin-off, and was achieved through GE's pro-rata distribution of approximately 80.1% of the outstanding shares of GE HealthCare to holders of GE common stock. On the Distribution Date, each holder of record of GE common stock received one share of GE HealthCare common stock for every three shares of GE common stock held. As a result of the Separation, GE HealthCare became an independent public company that trades under the symbol “GEHC” on The Nasdaq Stock Market LLC and we will no longer consolidate GE HealthCare into our financial results.

In connection with the Separation, the historical results of GE HealthCare and certain assets and liabilities included in the Separation will be reported in GE's consolidated financial statements as discontinued operations beginning in the first quarter of 2023. GE will prospectively measure its retained ownership interest of approximately 19.9% in GE HealthCare common stock at fair value. This equity ownership interest and the related earnings impact from subsequent changes in its fair value will be recognized in continuing operations. In addition, we expect to fully monetize our stake in GE HealthCare over time.

Also in connection with the Separation, the Company entered into various agreements to effect the Separation and provide a framework for the relationship between GE and GE HealthCare, including a Separation and Distribution Agreement (SDA), a Tax Matters Agreement and a Transition Services Agreement (TSA).

In connection with the Separation and as a result of the legal split of certain plans as set forth in Note 13, net liabilities of approximately $4.0 billion associated with GE's postretirement benefit plans, including a portion of the principal pension plans, the principal retiree benefit plans and other pension plans were transferred to GE HealthCare. Deferred compensation arrangements and other compensation and benefits obligations of approximately $0.7 billion were also transferred to GE HealthCare. The legal split and transfer of the plans and the related liabilities and obligations to GE HealthCare will impact our assumptions and projections used to determine the funding and costs of GE’s remaining plans.

In connection with the Separation, GE received $1.5 billion of cash funded by GE HealthCare's additional $2.0 billion of indebtedness incurred on January 3, 2023.

2022 FORM 10-K 85

Following the Separation, GE has remaining performance and bank guarantees on behalf of its former HealthCare business. Under the SDA, GE HealthCare is obligated to use reasonable best efforts to replace GE as the guarantor on or terminate all such credit support instruments. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligor(s), GE could be obligated to make payments under the applicable instruments. Under the SDA, GE HealthCare is obligated to reimburse and indemnify GE for any such payments. As of January 3, 2023, GE’s maximum aggregate exposure under such credit support instruments is approximately $0.5 billion. Most of these guarantees are not expected to remain in effect as of December 2023. In addition, GE also has an obligation under the TSA to indemnify GE HealthCare for certain of its technology costs of approximately $0.1 billion, which are expected to be incurred by GE HealthCare within the first year following the Separation.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers (As of February 1, 2023)

			Date assumed
			Executive
Name	Position	Age	Officer Position

H. Lawrence Culp, Jr.	Chairman of the Board & Chief Executive Officer, GE;	59	October 2018
	CEO, GE Aerospace
Carolina Dybeck Happe	Senior Vice President & Chief Financial Officer, GE	50	March 2020

L. Kevin Cox	Senior Vice President, Chief Human Resources Officer, GE	59	February 2019

Michael J. Holston	Senior Vice President, General Counsel & Secretary, GE	60	April 2018

John Slattery	Senior Vice President, GE;	54	September 2020
	Executive Vice President & Chief Commercial Officer, GE Aerospace
Russell Stokes	Senior Vice President, GE;	51	September 2018
	President & CEO, Commercial Engines and Services, GE Aerospace
Scott L. Strazik	Senior Vice President, GE;	44	January 2019
	President & CEO, GE Power and GE Renewable Energy;
Thomas S. Timko	Vice President, Controller & Chief Accounting Officer, GE	54	September 2018

All Executive Officers are elected by the Board of Directors for an initial term that continues until the Board meeting immediately preceding the next annual statutory meeting of shareholders, and thereafter are elected for one-year terms or until their successors have been elected. Other than Messrs. Culp, Cox, Holston, Slattery and Timko and Ms. Dybeck Happe, the Executive Officers have been executives of General Electric Company for at least five years.

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

Prior to joining GE in September 2018, Mr. Timko was Vice President, Controller and Chief Accounting Officer at General Motors since 2013.

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Other Governance Policies & Practices”, “Board Committees”, and “Board Operations” in our definitive proxy statement for our 2023 Annual Meeting of Shareholders to be held May 3, 2023, which will be filed within 120 days of the end of our fiscal year ended December 31, 2022 (the 2023 Proxy Statement).

2022 FORM 10-K 86

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements
Included in the “Financial Statements and Supplementary Data” section of this report:
Management’s Annual Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firms
Statement of Earnings (Loss) for the years ended December 31, 2022, 2021 and 2020
Statement of Financial Position at December 31, 2022 and 2021
Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Statement of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020
Statement of Changes in Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020
Notes to consolidated financial statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Operating Segments
(a)2. Financial Statement Schedules
The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(a)3. Exhibit Index

Exhibit
2(a) Separation and Distribution Agreement, dated November 7, 2022 by and between General Electric Company and GE HealthCare Technologies Inc. (f/k/a GE Healthcare Holding LLC), as amended. (Incorporated by reference to Exhibit 2.1 to GE’s Current Report on Form 8-K, January 4, 2023 (Commission file no, 001-00035)).

2(b) Transaction Agreement, dated as of March 9, 2021 by and among GE Ireland USD Holdings ULC, GE Financial Holdings ULC, GE Capital US Holdings, Inc., General Electric Company, AerCap Holdings N.V., AerCap US Aviation LLC, and AerCap Aviation Leasing Limited (Incorporated by reference to Exhibit 2.1 to GE’s Current Report on Form 8-K, dated March 12, 2021 (Commission file no. 001-00035)).

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

2022 FORM 10-K 87

4(j) Second Global Supplemental Indenture dated as of December 2, 2015, among General Electric Capital Corporation, General Electric Company and The Bank of New York Mellon, as successor trustee (Incorporated by reference to Exhibit 4.2 to General Electric’s Current Report on Form 8-K filed on December 3, 2015 (Commission file number 001-00035)).

4(k) Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

4(l) Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
(10) Except for 10(rr), (ss) and (tt) below, all of the following exhibits consist of Executive Compensation Plans or Arrangements:
(a) GE Executive Life Insurance Plan, as amended and restated January 1, 2020, and all amendments to date, including its most recent amendment effective January 1, 2023.*
(b) GE Leadership Life Insurance Plan, effective January 1, 2020 and all amendments to date, including its most recent amendment January 3, 2023.*

(c) General Electric Directors’ Charitable Gift Plan, as amended through December 2002 (Incorporated by reference to Exhibit 10(i) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission file number 001-00035)).

(d) GE Aerospace Supplementary Pension Plan, as amended effective January 1, 2023.*
(e) GE Energy Supplementary Pension Plan, as amended effective January 1, 2023.*
(f) General Electric Restoration Plan, as amended, effective January 1, 2023.*

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

(j) GE Aerospace Retirement for the Good of the Company Program, as amended effective January 1, 2023.*
(k) GE Energy Retirement for the Good of the Company Program, effective January 1, 2023.*

(l) GE US Executive Severance Plan, effective January 1, 2022 (Incorporated by reference to Exhibit 10(j) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Commission file number 001-00035)).

(m) GE Aerospace Excess Benefits Plan, as amended, effective January 1, 2023.*
(n) GE Energy Excess Benefits Plan, effective January 1, 2023.*
(o) GE Aerospace 2006 Executive Deferred Salary Plan, as amended, effective January 1, 2023.*
(p) GE Energy 2006 Executive Deferred Salary Plan, effective January 1, 2023.*

(q) GE 2007 Long-Term Incentive Plan as amended and restated April 26, 2017, as further amended and restated February 15, 2019, and as further amended and restated July 30, 2021 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-00035)).

(r) Amendment, dated August 18, 2020, to the GE 2007 Long-Term Incentive Plan (as amended and restated April 26, 2017, and as further amended and restated February 15, 2019) (Incorporated by reference to Exhibit 10(c) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission file number 001-00035)).

(s) Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2022 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission file number 001-00035)).

(t) Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2021 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2021 (Commission file number 001-00035)).

(u) Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2020 (Incorporated by reference to Exhibit 10(r) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission file number 001-00035)).

(v) Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2022 (Incorporated by reference to Exhibit 10(b) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission file number 001-00035)).

(w) Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2021(Incorporated by reference to Exhibit 10(b) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2021 (Commission file number 001-00035)).

(x) Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2020 (Incorporated by reference to Exhibit 10(s) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission file number 001-00035)).

(y) Form of Agreement for Leadership Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of September 2020 (Incorporated by reference to Exhibit 10(t) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission file number 001-00035)).

(z) Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2022 (Incorporated by reference to Exhibit 10(c) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission file number 001-00035)).

2022 FORM 10-K 88

(aa) Form of Agreement for Performance Stock Unit Grants to Executive Officers in 2021 under the General Electric Company 2007 Long-Term Incentive Plan, as amended July 30, 2021 (Incorporates by reference to Exhibit 10(b) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-00035)).

(bb) Form of Agreement for Performance Stock Unit Grants to Executive Officers in 2020 under the General Electric Company 2007 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10(v) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission file number 001-00035)).

(cc) GE 2022 Long-Term Incentive Plan, effective May 4, 2022 (Incorporated by reference to Exhibit 99.1 to GE’s Registration Statement of Form S-8, File No, 333-264715).

(dd) General Electric International Employee Stock Purchase Plan, as amended and restated on April 25, 2018 (Incorporated by reference to Exhibit 99.1 to GE’s Registration Statement on Form S-8, dated May 1, 2018, File No. 333-224587 (Commission file number 001-00035)).

(ee) General Electric Company Annual Executive Incentive Plan, as amended, effective January 1, 2023.*
(ff) GE Energy Annual Executive Incentive Compensation Plan, effective January 1, 2023.*

(gg) Employment Agreement between H. Lawrence Culp, Jr. and General Electric Company, effective October 1, 2018 (Incorporated by reference to Exhibit 10(z) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Commission file number 001-00035)).

(hh) Amendment No.1, effective August 18, 2020, to the Employment Agreement between H. Lawrence Culp, Jr. and General Electric Company, effective October 1, 2018 (Incorporated by reference to Exhibit 10.1 to General Electric Company’s Current Report on Form 8-K, dated August 20, 2020 (Commission file number 001-00035)).

(ii) Amendment No.2, dated as of March 15, 2022, to the Employment Agreement between H. Lawrence Culp, Jr. and General Electric Company, dated as of October 1, 2018 (Incorporated by reference to Exhibit 10.1 to GE’s Current on Form 8-K dated March 17, 2022 (Commission file number 001-00035)).

(jj) Performance Share Grant Agreement for H. Lawrence Culp, Jr., dated August 18, 2020 (Incorporated by reference to Exhibit 10.2 to General Electric Company’s Current Report on Form 8-K, dated August 20, 2020 (Commission file number 001-00035)).

(kk) Notice of Adjustment to the Performance Share Grant Agreement for H. Lawrence Culp, Jr., effective July 30, 2021 (Incorporated by reference to Exhibit 10(c) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-00035)).

(ll) Employment Agreement between Carolina Dybeck Happe and General Electric Company, effective November 24, 2019 (Incorporated by reference to Exhibit 10(z) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission file number 001-00035)).

(mm) Memorandum of Understanding between General Electric Company and Carolina Dybeck Happe, effective March 1, 2020 (Incorporated by reference to Exhibit 10(c) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission file number 001-00035)).

(nn) Amendment No. 1, effective September 2, 2020, to the Employment Agreement between Carolina Dybeck Happe and General Electric Company, effective November 24, 2019 (Incorporated by reference to Exhibit 10(d) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission file number 001-00035)).

(oo) Performance Stock Unit Grant Agreement for Carolina Dybeck Happe, dated September 3, 2020 (Incorporated by reference to Exhibit 10(e) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission file number 001-00035)).

(pp) Notice of Adjustment to the Performance Stock Unit Grant Agreement for Carolina Dybeck Happe, effective July 30, 2021 (Incorporated by reference to Exhibit 10(d) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-00035)).

(qq) Offer Letter Agreement for John Slattery, dated June 12, 2020 (Incorporated by reference to Exhibit 10(d) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (Commission file number 001-00035)).

(rr) Amended and Restated Agreement, dated April 10, 2015, between General Electric Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 to GE’s Current Report on Form 8-K, dated April 10, 2015 (Commission file number 001-00035)).

(ss) Amended and Restated Credit Agreement, dated as of May 27, 2021, among General Electric Company, as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10 to GE’s Current Report on Form 8-K, dated May 27, 2021 (Commission file number 001-00035)).

(tt) Tax Matters Agreement, dated as of January 2, 2023, by and between GE and GE HealthCare Technologies Inc. (Incorporated by reference to Exhibit 10.1 to GE’s Current Report on Form 8-K, dated January 4, 2023 (Commission file no, 001-00035)).

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
99(a) Supplement to Present Required Information in Searchable Format.*
2022 FORM 10-K 89

(101) The following materials from General Electric Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted as Inline XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the years ended December 31, 2022, 2021 and 2020, (ii) Statement of Financial Position at December 31, 2022 and 2021, (iii) Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (iv) Statement of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and , (v) Statement of Changes in Shareholders' Equity for the years ended December 31, 2022, 2021 and , and (vi) the Notes to Consolidated Financial Statements.*

(104) Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed electronically herewith
** Information required to be presented in Exhibit 11 is provided in Note 18 to the consolidated financial statements in this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

FORM 10-K CROSS REFERENCE INDEX		Page(s)
Part I
Item 1.	Business	4-6, 8-14, 80-83

Item 1A.	Risk Factors	30-39

Item 1B.	Unresolved Staff Comments	Not applicable

Item 2.	Properties	4

Item 3.	Legal Proceedings	78-80

Item 4.	Mine Safety Disclosures	Not applicable
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30

Item 6.	[Reserved]	Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-29

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	18, 75-77

Item 8.	Financial Statements and Supplementary Data	44-86

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not applicable

Item 9A.	Controls and Procedures	40

Item 9B.	Other Information	Not applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not applicable
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	86, (a)

Item 11.	Executive Compensation	(b)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(c)

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(d)

Item 14.	Principal Accountant Fees and Services	(e)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	87-90

Item 16.	Form 10-K Summary	Not applicable

Signatures		91
(a)Incorporated by reference to "Governance" in the 2023 Proxy Statement.
(b)Incorporated by reference to "Compensation Discussion & Analysis", “Other Executive Compensation Policies & Practices” and "Management Development & Compensation Committee Report" in the 2023 Proxy Statement.
(c)Incorporated by reference to “Stock Ownership Information” and "Equity Compensation Plan Information" in the 2023 Proxy Statement.
(d)Incorporated by reference to “Related Person Transactions” and “How We Assess Director Independence” in the 2023 Proxy Statement.
(e)Incorporated by reference to “Independent Auditor” in the 2023 Proxy Statement for Deloitte and Touche LLP (PCAOB ID No. 34) and KPMG LLP (PCAOB ID No. 185).

2022 FORM 10-K 90

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2022, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the City of Boston and Commonwealth of Massachusetts on the 10th day of February 2023.

General Electric Company
(Registrant)

By	/s/ Carolina Dybeck Happe
Carolina Dybeck Happe Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Carolina Dybeck Happe	Principal Financial Officer	February 10, 2023
Carolina Dybeck Happe Senior Vice President and Chief Financial Officer

	/s/ Thomas S. Timko	Principal Accounting Officer	February 10, 2023
Thomas S. Timko Vice President, Chief Accounting Officer and Controller

	/s/ H. Lawrence Culp, Jr.	Principal Executive Officer	February 10, 2023
H. Lawrence Culp, Jr.* Chairman of the Board of Directors

	Stephen Angel*	Director
	Sébastien M. Bazin*	Director
	Francisco D'Souza*	Director
	Edward P. Garden*	Director
	Isabella Goren*	Director
	Thomas W. Horton*	Director
	Catherine A. Lesjak*	Director
	Paula Rosput Reynolds*	Director
	Leslie F. Seidman*	Director

A majority of the Board of Directors

*By	/s/ Brandon Smith
Brandon Smith Attorney-in-fact
February 10, 2023

2022 FORM 10-K 91