Form 10-Q
period 2023-03-31
GENERAL ELECTRIC CO
filed 2023-04-25
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,088,960,029 shares of common stock with a par value of $0.01 per share outstanding at March 31, 2023.

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
•changes in macroeconomic and market conditions and market volatility, including impacts related to the COVID-19 pandemic, risk of recession, inflation, supply chain constraints or disruptions, rising interest rates, perceived weakness or failures of banks, the value of securities and other financial assets (including our equity interests in AerCap and GE HealthCare), oil, natural gas and other commodity prices and exchange rates, and the impact of such changes and volatility on our business operations, financial results and financial position;
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
•the impact of potential information technology, cybersecurity or data security breaches at GE or third parties; and
•the other factors that are described in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2022, as such descriptions may be updated or amended in any future reports we file with the SEC.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2023 1Q FORM 10-Q 3

ABOUT GENERAL ELECTRIC. General Electric Company (General Electric, GE or the Company) is a high-tech industrial company that operates worldwide through its three segments, Aerospace, Renewable Energy, and Power. Our products include commercial and military aircraft engines and systems; wind and other renewable energy generation equipment and grid solutions; and gas, steam, nuclear and other power generation equipment. We have significant global installed bases of equipment across these sectors, and services to support these products are also an important part of our business alongside new equipment sales.

In November 2021, we announced a strategic plan to form three industry-leading, global, investment-grade public companies from (i) our Aerospace business, (ii) our Renewable Energy, Power, Digital and Energy Financial Services businesses, which we plan to combine and refer to as GE Vernova, and (iii) our former HealthCare business. In July 2022, we announced the new brand names for our three planned future companies: GE Aerospace, GE HealthCare and GE Vernova. For purposes of this report, we refer to our reporting segments as Aerospace, Renewable Energy and Power. The composition of these reporting segments is unchanged. On January 3, 2023, we completed the separation of the HealthCare business from GE through the spin-off of GE HealthCare Technologies Inc. (GE HealthCare). In the spin-off, GE made a pro-rata distribution of approximately 80.1% of the shares of GE HealthCare’s common stock to GE shareholders, retaining approximately 19.9% of GE HealthCare common stock.

The historical results of GE HealthCare and certain assets and liabilities included in the spin-off are now reported in GE's consolidated financial statements as discontinued operations. We continue to refer to our reporting segments of Renewable Energy and Power, each of which are expected to become GE Vernova businesses, reflecting the organization and management of these businesses within GE today. Additionally, on January 1, 2023, we retrospectively adopted Accounting Standards Update No. 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. See Note 1 for further information.

GE’s Internet address at www.ge.com, Investor Relations website at www.ge.com/investor-relations and our corporate blog at www.gereports.com, as well as GE’s LinkedIn and other social media accounts, including @GE_Reports, contain a significant amount of information about GE, including financial and other information for investors. GE encourages investors to visit these websites from time to time, as information is updated and new information is posted.

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

CONSOLIDATED RESULTS
FIRST QUARTER 2023 RESULTS. Total revenues were $14.5 billion, up $1.8 billion for the quarter, driven primarily by increases at Aerospace and Power.

Continuing earnings (loss) per share was $5.56. Excluding the results from our run-off Insurance business, non-operating benefit costs, gains (losses) on purchases and sales of business interests, gains (losses) on equity securities, restructuring costs and separation costs, Adjusted earnings per share* was $0.27. For the three months ended March 31, 2023, profit margin was 44.8% and profit was up $7.7 billion, primarily due to an increase in gains on equity securities of $6.1 billion, the nonrecurrence of the Steam asset sale impairment of $0.8 billion, an increase in segment profit of $0.4 billion, an increase in non-operating benefit income of $0.3 billion and the nonrecurrence of Russia and Ukraine charges of $0.2 billion. These increases were partially offset by an increase in restructuring and other charges and separation costs of $0.2 billion. Adjusted organic profit* increased $0.5 billion, driven primarily by increases at Aerospace, Renewable Energy and Power.

Cash flows from operating activities (CFOA) were $0.2 billion and $(0.9) billion for the three months ended March 31, 2023 and 2022, respectively. Cash flows from operating activities increased primarily due to an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained ownership interests in GE HealthCare, AerCap and Baker Hughes) and a decrease in cash used for working capital. Free cash flows* (FCF) were $0.1 billion and $(1.2) billion for three months ended March 31, 2023 and 2022, respectively. FCF* increased primarily due to the same reasons as noted for CFOA above. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

*Non-GAAP Financial Measure
2023 1Q FORM 10-Q 4

Remaining performance obligation (RPO) is unfilled customer orders for products and product services (expected life of contract sales for product services) excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 8 for further information.

RPO	March 31, 2023	December 31, 2022
Equipment	$47,991	$44,198
Services	194,063	192,385
Total RPO	$242,054	$236,582

As of March 31, 2023, RPO increased $5.5 billion (2%) from December 31, 2022, primarily at Renewable Energy, from new orders at Grid and Onshore Wind exceeding sales; at Aerospace, from engines contracted under long-term service agreements that have now been put into service and an increase in Commercial orders; and at Power, driven by Gas Power equipment.

REVENUES	Three months ended March 31
	2023	2022
Equipment revenues	$5,287	$4,608
Services revenues	8,407	7,302
Insurance revenues	791	764
Total revenues	$14,486	$12,675

For the three months ended March 31, 2023, total revenues increased $1.8 billion (14%). Equipment revenues increased, primarily at Aerospace, due to an increase in commercial install and spare engine unit shipments; at Renewable Energy, due to higher revenue at Grid and Offshore Wind; and at Power, due to higher Gas Power Heavy-duty gas turbine deliveries. Services revenues increased, primarily at Aerospace, due to increased internal shop visit volume and commercial spare part shipments and higher prices, and at Power, due to growth in Gas Power non-contractual services, partially offset by a decrease at Renewable Energy, due to fewer repower unit deliveries at Onshore Wind.

Excluding the change in Insurance revenues, the net effects of acquisitions and dispositions and the effects of a weaker U.S. dollar of $0.2 billion, organic revenues* increased $2.0 billion (17%), with equipment revenues up $0.8 billion (18%) and services revenues up $1.2 billion (16%). Organic revenues* increased at Aerospace, Power and Renewable Energy.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended March 31
(Per-share in dollars and diluted)	2023	2022
Continuing earnings (loss) attributable to GE common shareholders	$6,103	$(1,276)
Continuing earnings (loss) per share	$5.56	$(1.16)

For the three months ended March 31, 2023, continuing earnings increased $7.4 billion, primarily due to an increase in gains on equity securities of $6.1 billion, the nonrecurrence of the Steam asset sale impairment of $0.8 billion, an increase in segment profit of $0.4 billion, an increase in non-operating benefit income of $0.3 billion and the nonrecurrence of Russia and Ukraine charges of $0.2 billion. These increases were partially offset by an increase in provision for income tax of $0.2 billion and an increase in restructuring and other charges and separation costs of $0.2 billion. Adjusted earnings* were $0.3 billion, an increase of $0.4 billion. Profit margin was 44.8%, an increase from (9.3)%. Adjusted profit* was $0.9 billion, an increase of $0.5 billion organically*, due to increases at Aerospace, Renewable Energy and Power. Adjusted profit margin* was 6.4%, an increase of 330 basis points organically*.

We continue to experience inflation pressure in our supply chain, as well as delays in sourcing key materials needed for our products and skilled labor shortages. This has delayed our ability to convert RPO to revenue and negatively impacted our profit margins. While the impact of inflation is expected to be challenging, we continue to take actions to limit this pressure, including lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. Also, geopolitical uncertainties, including the ongoing Russia and Ukraine conflict, are introducing additional challenges. As of March 31, 2023, we had approximately $0.3 billion of remaining assets in Russia and Ukraine, mainly in our Power business, which primarily relate to activity not subject to sanctions or restricted under Company policy.

*Non-GAAP Financial Measure
2023 1Q FORM 10-Q 5

SEGMENT OPERATIONS. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for further information regarding our determination of segment profit for continuing operations and for our allocations of corporate costs to our segments.

SUMMARY OF REPORTABLE SEGMENTS	Three months ended March 31
	2023	2022	V %
Aerospace	$6,981	$5,603	25%
Renewable Energy	2,837	2,871	(1)%
Power	3,820	3,501	9%
Total segment revenues	13,638	11,975	14%
Corporate	848	700	21%
Total revenues	$14,486	$12,675	14%

Aerospace	$1,326	$908	46%
Renewable Energy	(414)	(434)	5%
Power	75	63	19%
Total segment profit (loss)	987	538	83%
Corporate(a)	5,456	(1,419)	F
Interest and other financial charges	(257)	(371)	31%
Non-operating benefit income (cost)	385	105	F
Benefit (provision) for income taxes	(322)	(76)	U
Preferred stock dividends	(145)	(52)	U
Earnings (loss) from continuing operations attributable to GE common shareholders	6,103	(1,276)	F
Earnings (loss) from discontinued operations attributable to GE common shareholders	1,257	88	F
Net earnings (loss) attributable to GE common shareholders	$7,360	$(1,188)	F
(a) Includes interest and other financial charges of $12 million and $16 million and benefit for income taxes of $51 million and $47 million related to EFS within Corporate for the three months ended March 31, 2023 and 2022, respectively.

GE AEROSPACE. Our results in the first quarter of 2023 reflect continued growth in demand for commercial air travel. A key underlying driver of our commercial engine and services business is global commercial departures, which improved 21% during the first quarter of 2023 compared to the first quarter of 2022, and now stands at approximately 97% of 2019 levels.

The air traffic growth trends vary by region given economic conditions, airline competition and government regulations. Consistent with industry projections, we estimate both narrowbody and widebody air traffic to return to 2019 levels in late 2023 and grow in line with the global economic conditions. We are in frequent dialogue with our airline, airframe, and maintenance, repair and overhaul customers about the outlook for commercial air travel, new aircraft production, fleet retirements, and after-market services, including shop visit and spare parts demand.

As it relates to the military environment, we continue to forecast strong military demand creating future growth opportunities for our Military business. The U.S. Department of Defense and foreign governments have continued flight operations, and have allocated budgets to upgrade and modernize their existing fleets.

We increased our Commercial engine sales units in the first quarter of 2023, however, Military engine sales units decreased compared to the first quarter of 2022 partly due to material availability and supplier challenges. Global material availability and labor shortages continue to cause disruptions for us and our suppliers, and have impacted our production and delivery. We continue to partner with our customers on future production rates. Aerospace is proactively managing the impact of inflationary pressure by deploying lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. We expect the impact of inflation will continue and we are taking actions to mitigate the impact.

Total engineering, comprising company, customer and partner-funded and nonrecurring engineering costs, increased compared to the prior year. We remain committed to investing in developing and maturing technologies that enable a more sustainable future of flight.

We continue to take actions to serve our customers now and as demand in the global airline industry increases. Our deep history of innovation and technology leadership and a commercial and military engine installed base, including units produced by joint ventures, of approximately 67,000 units, with approximately 11,800 units under long-term service agreements, represents strong long-term fundamentals. We believe Aerospace is well-positioned to drive long-term profitable growth and higher cash generation over time.

2023 1Q FORM 10-Q 6

	Three months ended March 31
Sales in units, except where noted	2023	2022
Commercial Engines(a)	481	343
LEAP Engines(b)	366	239
Military Engines	80	184
Spare Parts Rate(c)	$31.1	$22.8
(a) Commercial Engines now includes Business Aviation and Aeroderivative units for all periods presented.
(b) LEAP engines are subsets of commercial engines.
(c) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

RPO	March 31, 2023	December 31, 2022
Equipment	$14,316	$13,748
Services	123,114	121,511
Total RPO	$137,430	$135,260

SEGMENT REVENUES AND PROFIT	Three months ended March 31
	2023	2022
Commercial Engines & Services	$5,194	$3,853
Military	1,018	1,036
Systems & Other	770	714
Total segment revenues	$6,981	$5,603

Equipment	$1,974	$1,654
Services	5,007	3,949
Total segment revenues	$6,981	$5,603

Segment profit	$1,326	$908
Segment profit margin	19.0%	16.2%

For the three months ended March 31, 2023, segment revenues were up $1.4 billion (25%) and segment profit was up $0.4 billion (46%).
RPO as of March 31, 2023 increased $2.2 billion (2%) from December 31, 2022, due to increases in both equipment and services. Equipment increased primarily due to an increase in Commercial orders since December 31, 2022. Services increased primarily as a result of engines contracted under long-term service agreements that have now been put into service and contract modifications.
Revenues increased $1.4 billion (25%) organically*. Commercial Services revenues increased, primarily due to increased internal shop visit volume and commercial spare part shipments, and higher prices. Commercial Engines revenues increased, primarily driven by 138 more commercial install and spare engine unit shipments, including 127 more LEAP units versus the prior year. Military revenues decreased, primarily due to 104 fewer engine shipments than the prior year, partially offset by product mix and growth in services.
Profit increased $0.4 billion (43%) organically*, primarily due to increased internal shop visit volume and commercial spare part shipments, higher prices, and cost productivity. These increases in profit were partially offset by inflation in our supply chain, product mix and additional growth investment.

RENEWABLE ENERGY – will be part of GE Vernova. The recently enacted Inflation Reduction Act of 2022 (IRA) introduces new and extends existing tax incentives for at least 10 years. The IRA is expected to resolve recent U.S. policy uncertainty that resulted in project delays and deferral of customer investments in Onshore Wind and significantly increase near- and longer-term demand in the U.S. for onshore and offshore wind projects. While the offshore wind industry continues to expect global growth through the decade, cost pressures and the ability to compete with the rapid pace of innovation remain key challenges. Finally, our Grid Solutions business is positioned to support grid expansion and modernization needs.

At Onshore Wind, we are focused on improving our overall quality and fleet availability through reducing product variants and deploying repairs and other corrective measures across the fleet. We intend to operate in fewer markets and focus on those markets with better pricing and margins. Approximately half of Onshore Wind’s equipment RPO is associated with U.S. projects where we expect to receive IRA benefits that would reduce product costs as qualifying turbines manufactured in the U.S. in 2023 are delivered. Concurrently, we are undertaking a restructuring program to reduce our fixed costs. Our financial results are dependent on costs to address fleet availability and quality at Onshore Wind and the execution of cost reduction initiatives and pricing actions to mitigate the inflationary environment across all our businesses.

*Non-GAAP Financial Measure
2023 1Q FORM 10-Q 7

New product introductions account for a large portion of our RPO in Onshore and Offshore Wind, such as our 3 MW and 5 MW Onshore units, and our 12-14 MW Haliade-X Offshore units. Improving Onshore fleet availability and reducing the cost of new product platforms and blade technologies remain key priorities. We are also focused on our production capabilities and execution of our initial Haliade-X projects given the complexity and challenging nature of these new product introductions.

At Grid, we observed strong European demand for High Voltage Direct Current (HVDC) solutions and are securing our position in the rapid growth offshore and onshore interconnection markets with products meeting the 2GW HVDC solution standard and developing new technology that solves for a denser, more resilient, stable and efficient electric grid and lower greenhouse gas emissions.

	Three months ended March 31
Onshore and Offshore sales in units	2023	2022
Wind Turbines	405	502
Wind Turbine Gigawatts	1.5	1.7
Repower units	50	151

RPO	March 31, 2023	December 31, 2022
Equipment	$23,019	$20,142
Services	12,775	12,688
Total RPO	$35,795	$32,830

SEGMENT REVENUES AND PROFIT	Three months ended March 31
	2023	2022
Onshore Wind	$1,502	$1,906
Grid Solutions equipment and services	824	668
Offshore Wind, Hydro and Hybrid Solutions	511	297
Total segment revenues	$2,837	$2,871

Equipment	$2,311	$2,173
Services	527	698
Total segment revenues	$2,837	$2,871

Segment profit (loss)	$(414)	$(434)
Segment profit margin	(14.6)%	(15.1)%

For the three months ended March 31, 2023, segment revenues were down 1% and segment losses were down 5%.
RPO as of March 31, 2023 increased $3.0 billion (9%) from December 31, 2022 primarily from new HVDC orders at Grid and orders exceeding revenue at Onshore Wind, primarily in North America.
Revenues increased $0.1 billion (5%) organically*, primarily from higher revenue at Grid and Offshore Wind, partially offset by fewer wind turbine and repower unit deliveries at Onshore Wind, primarily attributable to customer delays and deferrals during 2022 due to U.S. tax policy uncertainty.
Segment losses decreased 10% organically*, primarily attributable to higher volume at Grid and improved pricing and impact of cost reduction initiatives at Onshore Wind and Grid, partially offset by higher losses at Offshore Wind associated with Haliade-X ramp up and lower volume at Onshore Wind.

POWER – will be part of GE Vernova. During the three months ended March 31, 2023, GE gas turbine utilization grew low-single digits with strength in the U.S., while global electricity demand was down mid-single digits due to a milder winter. Utilization of the fleet continues to follow growing gas power generation despite lower demand, capturing decreases coming from coal and resilient asset usage with a dynamic Europe environment. Looking ahead, we anticipate H-class units to be commissioned into the serviceable installed base. As we continue to work in emerging markets, there could be uncertainty in the timing of deal closures due to financing and other complexities. Power has proactively managed the impact of inflationary pressure by deploying lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. We expect the impact of inflation will continue to be challenging and we will continue to take actions to manage. Although market factors related to the energy transition such as greater renewable energy penetration and the adoption of climate change-related policies continue to impact long-term demand (and related financing), we expect the gas power market to remain stable over the next decade with gas power generation continuing to grow low-single-digits. We believe gas power will play a critical role in the energy transition. We remain focused on our underwriting discipline and risk management to ensure we are securing deals that meet our financial hurdles and we have high confidence to deliver for our customers.

In the first quarter of 2022, we signed a non-binding memorandum of understanding for GE Steam Power to sell a portion of its business to Électricité de France S.A. (EDF), which resulted in a reclassification of that business to held for sale. In the fourth quarter of 2022, we signed a binding agreement and expect to complete the sale, subject to regulatory approvals and other customary closing conditions, in the second half of 2023. On April 3, 2023, our Gas Power business acquired Nexus Controls, a business specializing in aftermarket control system upgrades and controls field services that is expected to strengthen our quality, service, and delivery of our customers' assets.
*Non-GAAP Financial Measure
2023 1Q FORM 10-Q 8

We continue to invest in new product development. In Nuclear we are investing in the design of small modular reactors where we signed an agreement in the period for the deployment of the technology. In Gas Power, our HA-Turbines have over 1.8 million operating hours across the installed base. Our fundamentals remain strong with approximately $69.4 billion in RPO, including 28 HA-Turbines, and a gas turbine installed base of approximately 7,000 units, including 80 HA-Turbines, which has nearly doubled since 2019, and approximately 1,800 units under long-term service agreements. We also continue to invest for the long-term, including decarbonization pathways that will provide customers with cleaner, more reliable power.

	Three months ended March 31
Sales in units	2023	2022
GE Gas Turbines	23	20
Heavy-Duty Gas Turbines(a)	18	13
HA-Turbines(b)	4	2
Aeroderivatives(a)	5	7
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines. (b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.

RPO	March 31, 2023	December 31, 2022
Equipment	$12,056	$11,561
Services	57,382	57,420
Total RPO	$69,438	$68,981

SEGMENT REVENUES AND PROFIT	Three months ended March 31
	2023	2022
Gas Power	$2,867	$2,489
Steam Power	541	636
Power Conversion, Nuclear and other	412	377
Total segment revenues	$3,820	$3,501

Equipment	$1,102	$965
Services	2,718	2,536
Total segment revenues	$3,820	$3,501

Segment profit (loss)	$75	$63
Segment profit margin	2.0%	1.8%

For the three months ended March 31, 2023, segment revenues were up $0.3 billion (9%) and segment profit was up 19%.
RPO as of March 31, 2023 increased $0.5 billion (1%) from December 31, 2022, primarily driven by Gas Power equipment.
Revenues increased $0.4 billion (11%) organically*, primarily due to growth in Gas Power non-contractual services and Aeroderivatives and higher Gas Power Heavy-duty gas turbine deliveries, partially offset by a reduction in Steam Power equipment on the exit of new build coal.
Profit increased 35% organically* primarily due to growth in Gas Power non-contractual services.

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

Corporate includes the results of the GE Digital business and our remaining GE Capital businesses, our former financial services business, including our run-off Insurance business (see Note 13 for further information).

*Non-GAAP Financial Measure
2023 1Q FORM 10-Q 9

REVENUES AND OPERATING PROFIT (COST)	Three months ended March 31
	2023	2022
GE Digital revenues	$237	$220
Insurance revenues (Note 13)	791	764
Eliminations and other	(181)	(284)
Total Corporate revenues	$848	$700

Gains (losses) on purchases and sales of business interests	$(55)	$4
Gains (losses) on equity securities	5,906	(219)
Restructuring and other charges (Note 20)	(151)	(35)
Separation costs (Note 20)	(205)	(99)
Steam asset sale impairment	—	(824)
Russia and Ukraine charges	—	(230)
Insurance profit (loss) (Note 13)	70	106
Adjusted total Corporate operating costs (Non-GAAP)	(109)	(122)
Total Corporate operating profit (cost) (GAAP)	$5,456	$(1,419)
Less: gains (losses), impairments, Insurance, and restructuring & other	5,565	(1,297)
Adjusted total Corporate operating costs (Non-GAAP)	$(109)	$(122)

Functions & operations	$(145)	$(71)
Environmental, health and safety (EHS) and other items	30	(51)
Eliminations	6	(1)
Adjusted total Corporate operating costs (Non-GAAP)	$(109)	$(122)

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
For the three months ended March 31, 2023, revenues increased by $0.1 billion due to lower intersegment eliminations. Corporate operating profit increased by $6.9 billion due to $6.1 billion of higher gains on equity securities, primarily related to a gain on our GE HealthCare investment, lower losses on our AerCap investments, partially offset by lower gains on our Baker Hughes investments. Corporate operating profit increased as the result of a $0.8 billion non-cash impairment charges related to property, plant and equipment and intangible assets as a result of reclassification of a portion of our Steam Power business to held for sale in the first quarter of 2022. Corporate operating profit also increased due to $0.2 billion of charges from contracts and recoverability of assets in connection with the conflict between Russia and Ukraine and resulting sanctions, primarily within our Aerospace and Power businesses in the first quarter of 2022. These decreases were partially offset by $0.1 billion of higher separation costs and $0.1 billion of higher restructuring and other charges.

Adjusted total corporate operating costs* remained relatively flat due to core reductions and favorability from higher bank interest, partially offset by foreign exchange dynamics.

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

INTEREST AND OTHER FINANCIAL CHARGES were $0.3 billion and $0.4 billion for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily due to lower average borrowings balances. The primary components of interest and other financial charges are interest on short- and long-term borrowings.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 14 for information about our pension and retiree benefit plans.

INCOME TAXES. For the three months ended March 31, 2023, the income tax rate was 4.2% compared to (2.5)% for the three months ended March 31, 2022. The negative tax rate for 2022 reflects a tax expense on a pre-tax loss.

The provision for income taxes was $0.3 billion for the three months ended March 31, 2023 and an insignificant amount for the three months ended March 31, 2022. The increase in tax was primarily due to the tax effect of the increase in pre-tax income excluding gains (losses) on our interests in GE HealthCare, AerCap and Baker Hughes and separation costs.

For the three months ended March 31, 2023, the adjusted income tax rate* was 28.0% compared to 500.0% for the three months ended March 31, 2022. The adjusted provision (benefit) for income taxes* was $0.2 billion in 2023 and an insignificant amount in 2022. The increase in tax was primarily due to the tax effect of the increase in adjusted earnings before taxes*.
*Non-GAAP Financial Measure
2023 1Q FORM 10-Q 10

DISCONTINUED OPERATIONS primarily comprise our former GE HealthCare business, our mortgage portfolio in Poland, our GE Capital Aviation Services (GECAS) business, and other trailing assets and liabilities associated with prior dispositions. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis. See Note 2 for further information regarding our businesses in discontinued operations.

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

During the first quarter of 2023, the financial markets experienced disruption due to certain bank failures. Given the diversification and credit profile of GE’s exposure to banking counterparties, we do not foresee any material financial impact from this disruption at this time, we will continue to monitor and will take action as needed.

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flows* from our operating businesses, cash generated from asset sales and dispositions, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of Aerospace-related customer allowances, market conditions and our ability to execute dispositions. Total cash, cash equivalents and restricted cash was $12.0 billion at March 31, 2023, of which $8.0 billion was held in the U.S. and $4.0 billion was held outside the U.S.

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

Cash, cash equivalents and restricted cash at March 31, 2023 included $1.6 billion of cash held in countries with currency control restrictions (including a total of $0.1 billion in Russia and Ukraine) and $0.8 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised funds restricted in connection with certain ongoing litigation matters. Excluded from cash, cash equivalents and restricted cash was $0.7 billion of cash in our run-off Insurance business, which was classified as All other assets in the Statement of Financial Position.

During the first quarter of 2023, we received total proceeds of $1.8 billion from the sale of AerCap shares. We expect to fully monetize our stake in AerCap over time. We received proceeds of $0.2 billion in the first quarter of 2023, and have now fully monetized our Baker Hughes position. As part of the spin-off of GE HealthCare completed in the first quarter of 2023, we retained an approximately 19.9% stake of GE HealthCare common stock. We intend to exit our stake in GE HealthCare over time, in an orderly manner.

Following approval of a statutory permitted accounting practice in 2018 by our primary insurance regulator, the Kansas Insurance Department (KID), we provided a total of $13.2 billion of capital contributions to our insurance subsidiaries, including $1.8 billion in the first quarter of 2023. We expect to provide the final capital contribution of approximately $1.8 billion in the first quarter of 2024, pending completion of our December 31, 2023 statutory reporting process. See Note 13 for further information.

On March 6, 2022, the Board of Directors authorized the repurchase of up to $3 billion of our common stock. In connection with this authorization, we repurchased 3.2 million shares for $0.3 billion during the three months ended March 31, 2023. Additionally, during the first quarter of 2023, we elected to redeem 3 million of our outstanding shares of GE series D preferred stock for total cash spend of $3.0 billion.

BORROWINGS. Consolidated total borrowings were $22.4 billion and $24.1 billion at March 31, 2023 and December 31, 2022, respectively, a decrease of $1.6 billion. The reduction in borrowings was driven by $1.8 billion of net maturities and repayments of debt, partially offset by $0.2 billion primarily related to changes in foreign exchange rates.

We have in place committed revolving credit facilities totaling $13.9 billion at March 31, 2023, comprising a $10.0 billion unused back-up revolving syndicated credit facility and a total of $3.9 billion of bilateral revolving credit facilities.

*Non-GAAP Financial Measure
2023 1Q FORM 10-Q 11

CREDIT RATINGS AND CONDITIONS. We have relied, and may continue to rely, on the short- and long-term debt capital markets to fund, among other things, a significant portion of our operations. The cost and availability of debt financing is influenced by our credit ratings. Moody’s Investors Service (Moody’s), Standard and Poor’s Global Ratings (S&P), and Fitch Ratings (Fitch) currently issue ratings on our short- and long-term debt. Our credit ratings as of the date of this filing are set forth in the following table.

	Moody's	S&P	Fitch
Outlook	Negative	Stable	Stable
Short term	P-2	A-2	F2
Long term	Baa1	BBB+	BBB
We are disclosing our credit ratings and any current quarter updates to these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to liquidity. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. For a description of some of the potential consequences of a reduction in our credit ratings, see the Financial Risks section of Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

Substantially all of the Company's debt agreements in place at March 31, 2023 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant, which we satisfied at March 31, 2023.

The Company may from time to time enter into agreements that contain minimum ratings requirements. The following table provides a summary of the maximum estimated liquidity impact in the event of further downgrades below each stated ratings level.

Triggers Below	March 31, 2023
BBB+/A-2/P-2	$18
BBB/A-3/P-3	167
BBB-	1,197
BB+ and below	577
Our most significant contractual ratings requirements are related to ordinary course commercial activities. The timing within the quarter of the potential liquidity impact of these areas may differ, as can the remedies to resolving any potential breaches of required ratings levels.

FOREIGN EXCHANGE AND INTEREST RATE RISK. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Chinese renminbi, the Indian rupee and the British pound sterling, among others. The effects of foreign currency fluctuations on earnings was less than $0.1 billion for both the three months ended March 31, 2023 and 2022. See Note 21 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS

CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and post retirement plans.

Cash from operating activities was $0.2 billion in 2023, an increase of $1.1 billion compared to 2022, primarily due to: an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained ownership interests in GE HealthCare, AerCap, and Baker Hughes) primarily in our Aerospace business; and a decrease in cash used for working capital of $0.5 billion. The components of All other operating activities were as follows:

Three months ended March 31	2023	2022
Increase (decrease) in Aerospace-related customer allowance accruals	$135	$282
Net interest and other financial charges/(cash paid)	(79)	31
Increase (decrease) in employee benefit liabilities	125	(113)
Net restructuring and other charges/(cash expenditures)	(1)	(106)
Other	(54)	(5)
All other operating activities	$125	$89
The cash impacts from changes in working capital compared to prior year were as follows: current receivables of $1.1 billion, driven by higher collections, partially offset by higher volume; inventories, including deferred inventory, of $(0.5) billion, driven by higher material purchases, partially offset by higher liquidations; current contract assets of $(0.2) billion, driven by higher billings on our long-term service agreements, partially offset by higher revenue recognition on those agreements; accounts payable and equipment project payables of $0.1 billion, driven by higher volume, partially offset by higher disbursements related to purchases of materials in prior periods; and progress collections and current deferred income of less than $0.1 billion.

2023 1Q FORM 10-Q 12

Cash from investing activities was $1.3 billion in 2023, an increase of $1.3 billion compared to 2022, primarily due to: higher cash received related to net settlements between our continuing operations and businesses in discontinued operations of $0.9 billion, which primarily related to GE HealthCare in connection with the spin-off (a component of All other investing activities); and an increase in proceeds of $0.7 billion from the sales of our retained ownership interests in AerCap and Baker Hughes. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flows*, was $0.3 billion in both 2023 and 2022.

Cash used for financing activities was $5.2 billion in 2023, an increase of $3.8 billion compared to 2022, primarily due to: cash paid for redemption of GE preferred stock of $3.0 billion in 2023; higher net debt maturities of $0.6 billion; and an increase in purchases of GE common stock for treasury of $0.3 billion.

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used for operating activities of discontinued operations was $0.4 billion in 2023, an increase of $0.8 billion compared with 2022, primarily driven by higher disbursements related to purchases of materials in prior periods, a decrease in net income and higher separation costs related to our former GE HealthCare business.

Cash used for investing activities of discontinued operations was $3.1 billion in 2023, an increase of $2.7 billion compared with 2022, primarily driven by the deconsolidation of GE HealthCare cash and equivalents of $1.8 billion and higher net settlements between our discontinued operations and businesses in continuing operations of $0.9 billion.

Cash from financing activities of discontinued operations was $2.0 billion in 2023, an increase of $2.0 billion compared with 2022, primarily driven by GE HealthCare's long-term debt issuance in connection with the spin-off of $2.0 billion.

CRITICAL ACCOUNTING ESTIMATES. Refer to the Other Items - Insurance section for further discussion of the accounting estimates and assumptions in our insurance reserves and their sensitivity to change. See Notes 1 and 13 for further information. Please refer to the Critical Accounting Estimates and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022 for additional discussion of accounting policies and critical accounting estimates.

OTHER ITEMS
INSURANCE. The run-off insurance operations of North American Life and Health (NALH) include Employers Reassurance Corporation (ERAC) and Union Fidelity Life Insurance Company (UFLIC). ERAC primarily assumed long-term care insurance and life insurance from numerous cedents under various types of reinsurance treaties and stopped accepting new policies after 2008. UFLIC primarily assumed long-term care insurance, structured settlement annuities with and without life contingencies and variable annuities from Genworth Financial Inc. (Genworth) and has been closed to new business since 2004.

On January 1, 2023, we adopted Accounting Standards Update No. 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12). See Notes 1 and 13 for further information.

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

Presented in the table below are reserve balances and key attributes of our long-term care insurance portfolio.

December 31, 2022	ERAC	UFLIC	Total
GAAP: Ending balance of reserves at locked-in rate	$17,750	$5,318	$23,068
Gross statutory reserves(a)	24,670	6,354	31,024
Number of policies in force	181,700	52,600	234,300
Number of covered lives in force	241,500	52,600	294,100
Average policyholder attained age	77	84	79
GAAP: Ending balance of reserves at locked-in rate per policy (in actual dollars)	$97,700	$101,100	$98,500
GAAP: Ending balance of reserves at locked-in rate per covered life (in actual dollars)	73,500	101,100	78,400
Statutory: Gross reserves per policy (in actual dollars)(a)	135,800	120,800	132,400
Statutory: Gross reserves per covered life (in actual dollars)(a)	102,200	120,800	105,500
Percentage of policies with:
Lifetime benefit period	69%	32%	61%
Inflation protection option	80%	91%	83%
Joint lives	33%	—%	26%
Percentage of policies that are premium paying	69%	75%	70%
Policies on claim	9,700	8,200	17,900
(a)    Statutory balances reflect recognition of the estimated remaining statutory increase in reserves of approximately $1.8 billion through 2023 under the permitted accounting practice discussed further in Note 13.
*Non-GAAP Financial Measure
2023 1Q FORM 10-Q 13

Structured settlement annuities. We reinsure approximately 26,000 structured settlement annuities with an average attained age of 55. These structured settlement annuities were primarily underwritten on impaired lives (i.e., shorter-than- average life expectancies) at origination and have projected payments extending decades into the future. Our primary risks associated with these contracts include mortality (i.e., life expectancy or longevity), mortality improvement (i.e., assumed rate that mortality is expected to reduce over time), which may extend the duration of payments on life contingent contracts beyond our estimates, and reinvestment risk (i.e., a low interest rate environment). Unlike long-term care insurance, structured settlement annuities offer no ability to require additional premiums or reduce benefits.
Life Insurance contracts. Our life reinsurance business typically covers the mortality risk associated with various types of life insurance policies that we reinsure from approximately 150 ceding company relationships where we pay a benefit based on the death of a covered life. At December 31, 2022, across our U.S. and Canadian life insurance portfolio, we reinsure approximately $59 billion of net amount at risk (i.e., difference between the death benefit and any accrued cash value) from approximately 1.4 million policies with an average attained age of 61. In 2022, our incurred claims were approximately $0.5 billion with an average individual claim of approximately $46,000. The covered products primarily include permanent life insurance and 20- and 30-year level term insurance. We anticipate a significant portion of the 20-year level term policies, which represent approximately 17% of the net amount of risk, to lapse through 2024 as the policies reach the end of their 20-year level premium period.

Critical Accounting Estimates. Our insurance reserves include the following key accounting estimates and assumptions described below.
Future policy benefit reserves. Future policy benefit reserves represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums and are estimated based on actuarial assumptions such as mortality, morbidity, terminations, and expenses. The liability is measured for each group of contracts (i.e. cohorts) using current cash flow assumptions.
We regularly monitor emerging experience in our run-off insurance operations and industry developments to identify trends that may help us refine our reserve assumptions. We review at least annually in the third quarter, future policy benefit reserves cash flow assumptions, except related claim expenses which remain locked-in, and if the review concludes that the assumptions need to be updated, future policy benefit reserves are adjusted retroactively to the ASU2018-12 transition date based on the revised net premium ratio using actual historical experience, updated cash flow assumptions, and the locked-in discount rate with the effect of those changes recognized in current period earnings. Our annual review procedures include updating certain experience studies since our last completed review, independent actuarial analysis (principally on long-term care insurance exposures) and review of industry benchmarks. The review of experience and assumptions is a comprehensive and complex process that depends on a number of factors, many of which are interdependent and require evaluation individually and in the aggregate across all insurance products. The vast majority of our run-off insurance operations consists of reinsurance from multiple ceding insurance entities pursuant to treaties having complex terms and conditions. The review relies on claim and policy information provided by these ceding entities and considers the reinsurance treaties and underlying policies. In order to utilize that information for purposes of completing experience studies covering all key assumptions, we perform detailed procedures to conform and validate the data received from the ceding entities. Our long-term care insurance portfolio includes coverage where credible claim experience for higher attained ages is still emerging, and to the extent future experience deviates from current expectations, new projections of claim costs extending over the expected life of the policies may be required. Significant uncertainties exist in making projections for these long-term care insurance contracts, which requires that we consider a wide range of possible outcomes.
The primary cash flow assumptions used in the annual review include:
Morbidity. Morbidity assumptions used in estimating future policy benefit reserves are based on estimates of expected incidences of disability among policyholders and the costs associated with these policyholders asserting claims under their contracts, and these estimates account for any expected future morbidity improvement. For long-term care insurance exposures, estimating expected future costs includes assessments of incidence (probability of a claim), utilization (amount of available benefits expected to be incurred) and continuance (how long the claim will last, including claim terminations due to death or recovery).
Rate of Change in Morbidity. Our review incorporates our best estimates of projected future changes in the morbidity rates reflected in our base claim incidence rates. These estimates draw upon a number of inputs, some of which are subjective, and all of which are interpreted and applied in the exercise of professional actuarial judgment in the context of the characteristics specific to our portfolios. This exercise of actuarial judgment considers factors such as the work performed by internal and external independent actuarial experts engaged to advise us in our annual review, the observed actual experience in our portfolios measured against our base assumptions, industry developments, and other trends, including advances in the state of medical care and health-care technology development.
Terminations. Terminations include active life mortality and lapse. Mortality assumptions used in estimating future policy benefit reserves are based on published mortality tables as adjusted for the results of our experience studies and estimates of expected future mortality improvement. Lapse refers to the rate at which the underlying policies are cancelled due to non-payment of premiums by a policyholder. Lapse rate assumptions used in estimating the present value of future policy benefit reserves are based on the results of our experience studies and reflect actuarial judgment.
Future long-term care premium rate increases. Substantially all long-term care insurance policies that are currently premium paying allow the issuing insurance entity to increase premiums, or alternatively allow the policyholder the option to decrease benefits, with approval by state regulators, should actual experience emerge worse than what was projected when such policies were initially underwritten. As a reinsurer, we rely upon the primary insurers that issued the underlying policies to file proposed premium rate increases on those policies with the relevant state insurance regulators. While we have no direct ability to seek or to institute such premium rate increases, we often collaborate with the primary insurers in accordance with reinsurance contractual terms to file proposed premium rate increases. The amount of times that rate increases have occurred varies by ceding company. We consider recent experience of rate increase filings made by our ceding companies along with state insurance regulatory processes and precedents in establishing our current expectations.
2023 1Q FORM 10-Q 14

Included in Insurance losses and annuity benefits in our Statement of Earnings (Loss) for the years ended December 31, 2022 and 2021, are favorable pre-tax adjustments of $404 million and $408 million, respectively, from updating the net premium ratio after updating for actual historical experience each quarter and updating of future cash flow assumptions in the third quarter of each year.

Sensitivities. The following table provides sensitivities with respect to the impact of changes of key cash flow assumptions underlying our future policy benefit reserves using the locked-in discount rate assumption and have been estimated across the entire product line rather than at an individual cohort level. As our insurance operations are in run-off, the locked-in discount rate at the ASU 2018-12 transition date is the discount rate used for the computation of interest accretion on future policy benefit reserves. Many of our assumptions are interdependent and require evaluation individually and in the aggregate across all insurance products. Small changes in the amounts used in the sensitivities could result in materially different outcomes from those reflected below. In addition, the effects of changes to cash flow assumptions underlying our future policy benefit reserves may be partially or wholly reflected in the period in which the assumptions are changed and/or over future periods and may vary across cohorts.

	2021 assumption	2022 assumption	Hypothetical change in 2022 assumption	Estimated adverse impact to projected present value of future cash flows (In millions, pre-tax)
Morbidity:
Long-term care insurance incidence rates	Based on company experience	Based on company experience	5% increase in incidence rates	$600
Long-term care insurance claim continuance	Based on company experience	Based on company experience	5% reduction in disabled life deaths	$1,200
Long-term care insurance utilization	Based on company experience and affected by future cost of care inflation	Based on company experience and affected by future cost of care inflation	5% increase in utilization	$1,100
Long-term care insurance morbidity improvement	Decreases with attained age, ends at age 100	Decreases with attained age, ends at age 100	25 basis point reduction by age with 0% floor No morbidity improvement	$300 $1,300
Active life terminations:
Long-term care insurance mortality	Based on company experience	Based on company experience	5% reduction in mortality	$300
Long-term care insurance future premium rate increases	Varies by block based on filing experience	Varies by block based on filing experience	25% adverse change in success rate on premium rate increase actions not yet approved	$200
Life insurance mortality	Based on company experience	Based on company experience	5% increase in mortality	$300

While higher assumed inflation, holding all other assumptions constant, would result in unfavorable impacts to the projected present value of future cash flows in the table above, it would be expected to be mitigated by more long-term care insurance policies reaching contractual daily or monthly benefit caps and by increased investment income from higher portfolio yields.

Our run-off insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices. Statutory accounting practices are set forth by the National Association of Insurance Commissioners (NAIC) as well as state laws, regulation and general administrative rules and can differ in certain respects from GAAP and would result in several of the sensitivities described in the table above being less impactful on our statutory reserves.

See Capital Resources and Liquidity and Notes 1, 3 and 13 for further information related to our run-off insurance operations.

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
2023 1Q FORM 10-Q 15

ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Three months ended March 31	2023	2022	V%	2023	2022	V%	2023	2022	V pts
Aerospace (GAAP)	$6,981	$5,603	25%	$1,326	$908	46%	19.0%	16.2%	2.8pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(6)	(1)		30	4
Aerospace organic (Non-GAAP)	$6,987	$5,604	25%	$1,295	$904	43%	18.5%	16.1%	2.4pts

Renewable Energy (GAAP)	$2,837	$2,871	(1)%	$(414)	$(434)	5%	(14.6)%	(15.1)%	0.5pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(159)	7		(22)	—
Renewable Energy organic (Non-GAAP)	$2,997	$2,863	5%	$(392)	$(434)	10%	(13.1)%	(15.2)%	2.1pts

Power (GAAP)	$3,820	$3,501	9%	$75	$63	19%	2.0%	1.8%	0.2pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(67)	(16)		(37)	(20)
Power organic (Non-GAAP)	$3,887	$3,517	11%	$112	$83	35%	2.9%	2.4%	0.5pts
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES (NON-GAAP)	Three months ended March 31
	2023	2022	V%
Total revenues (GAAP)	$14,486	$12,675	14%
Less: Insurance revenues	791	764
Adjusted revenues (Non-GAAP)	$13,695	$11,910	15%
Less: acquisitions	—	1
Less: business dispositions	—	—
Less: foreign currency effect(a)	(235)	(9)
Organic revenues (Non-GAAP)	$13,929	$11,919	17%

(a) Foreign currency impact in 2023 was primarily driven by U.S. dollar appreciation against the euro, Chinese renminbi and British pound.
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

EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	Three months ended March 31
	2023	2022	V%
Total equipment revenues (GAAP)	$5,287	$4,608	15%
Less: acquisitions	—	—
Less: business dispositions	—	—
Less: foreign currency effect	(170)	(1)
Equipment organic revenues (Non-GAAP)	$5,458	$4,609	18%

Total services revenues (GAAP)	$8,407	$7,302	15%
Less: acquisitions	—	1
Less: business dispositions	—	—
Less: foreign currency effect	(64)	(8)
Services organic revenues (Non-GAAP)	$8,471	$7,309	16%
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

2023 1Q FORM 10-Q 16

ADJUSTED PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended March 31
	2023	2022	V%
Total revenues (GAAP)	$14,486	$12,675	14%
Less: Insurance revenues (Note 13)	791	764
Adjusted revenues (Non-GAAP)	$13,695	$11,910	15%

Total costs and expenses (GAAP)	$14,075	$13,904	1%
Less: Insurance cost and expenses (Note 13)	722	658
Less: interest and other financial charges(a)	257	371
Less: non-operating benefit cost (income)	(385)	(105)
Less: restructuring & other(a)	151	38
Less: separation costs(a)	205	99
Less: Steam asset sale impairment(a)	—	824
Less: Russia and Ukraine charges(a)	—	230
Add: noncontrolling interests	(27)	14
Add: EFS benefit from taxes	(51)	(47)
Adjusted costs (Non-GAAP)	$13,047	$11,755	11%

Other income (loss) (GAAP)	$6,081	$49	F
Less: gains (losses) on equity securities(a)	5,906	(219)
Less: restructuring & other(a)	—	3
Less: gains (losses) on purchases and sales of business interests(a)	(55)	4
Adjusted other income (loss) (Non-GAAP)	$230	$260	(12)%

Profit (loss) (GAAP)	$6,492	$(1,180)	F
Profit (loss) margin (GAAP)	44.8%	(9.3)%	54.1pts

Adjusted profit (loss) (Non-GAAP)	$877	$415	F
Adjusted profit (loss) margin (Non-GAAP)	6.4%	3.5%	2.9pts

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

ADJUSTED ORGANIC PROFIT (NON-GAAP)	Three months ended March 31
	2023	2022	V%
Adjusted profit (loss) (Non-GAAP)	$877	$415	F
Less: acquisitions	(6)	(5)
Less: business dispositions	—	—
Less: foreign currency effect(a)	(81)	(14)
Adjusted organic profit (loss) (Non-GAAP)	$964	$434	F

Adjusted profit (loss) margin (Non-GAAP)	6.4%	3.5%	2.9	pts
Adjusted organic profit (loss) margin (Non-GAAP)	6.9%	3.6%	3.3	pts

(a) Included foreign currency negative effect on revenues of $235 million and positive effect on operating costs and other income (loss) of $154 million for the three months ended March 31, 2023.
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

2023 1Q FORM 10-Q 17

ADJUSTED EARNINGS (LOSS) AND ADJUSTED INCOME TAX RATE (NON-GAAP) (Per-share amounts in dollars)	2023		2022
Three months ended March 31	Earnings	EPS	Earnings	EPS
Earnings (loss) from continuing operations (GAAP) (Note 18)	$6,097	$5.56	$(1,276)	$(1.16)
Insurance earnings (loss) (pre-tax)	71	0.06	108	0.10
Tax effect on Insurance earnings (loss)	(16)	(0.01)	(24)	(0.02)
Less: Insurance earnings (loss) (net of tax) (Note 13)	54	0.05	84	0.08
Earnings (loss) excluding Insurance (Non-GAAP)	$6,043	$5.51	$(1,360)	$(1.24)
Non-operating benefit (cost) income (pre-tax) (GAAP)	385	0.35	105	0.10
Tax effect on non-operating benefit (cost) income	(81)	(0.07)	(22)	(0.02)
Less: Non-operating benefit (cost) income (net of tax)	304	0.28	83	0.08
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	(55)	(0.05)	4	—
Tax effect on gains (losses) on purchases and sales of business interests	1	—	(1)	—
Less: Gains (losses) on purchases and sales of business interests (net of tax)	(53)	(0.05)	3	—
Gains (losses) on equity securities (pre-tax)(a)	5,906	5.39	(219)	(0.20)
Tax effect on gains (losses) on equity securities(b)(c)	—	—	(20)	(0.02)
Less: Gains (losses) on equity securities (net of tax)	5,906	5.39	(239)	(0.22)
Restructuring & other (pre-tax)(a)	(151)	(0.14)	(35)	(0.03)
Tax effect on restructuring & other	32	0.03	8	0.01
Less: Restructuring & other (net of tax)	(119)	(0.11)	(27)	(0.02)
Separation costs (pre-tax)(a)	(205)	(0.19)	(99)	(0.09)
Tax effect on separation costs	(56)	(0.05)	(24)	(0.02)
Less: Separation costs (net of tax)	(261)	(0.24)	(123)	(0.11)
Steam asset sale impairment (pre-tax)(a)	—	—	(824)	(0.75)
Tax effect on Steam asset sale impairment	—	—	84	0.08
Less: Steam asset sale impairment (net of tax)	—	—	(740)	(0.67)
Russia and Ukraine charges (pre-tax)(a)	—	—	(230)	(0.21)
Tax effect on Russia and Ukraine charges	—	—	15	0.01
Less: Russia and Ukraine charges (net of tax)	—	—	(215)	(0.20)
Less: Excise tax on preferred stock redemption	(30)	(0.03)	—	—
Adjusted earnings (loss) (Non-GAAP)	$296	$0.27	$(102)	$(0.09)

Earnings (loss) from continuing operations before taxes (GAAP)	$6,492		$(1,180)
Less: Total adjustments above (pre-tax)	5,950		(1,190)
Adjusted earnings before taxes (Non-GAAP)	$542		$9

Provision (benefit) for income taxes (GAAP)	$271		$29
Less: Tax effect on adjustments above	119		(16)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$152		$45

Income tax rate (GAAP)	4.2%		(2.5)%
Adjusted income tax rate (Non-GAAP)	28.0%		500.0%

(a) See the Corporate and Other Consolidated Information sections for further information.
(b) Includes tax benefits available to offset the tax on gains (losses) on equity securities.
(c) Includes related tax valuation allowances.

Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.
The service cost for our pension and other benefit plans are included in Adjusted earnings*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance. We believe the retained cost in Adjusted earnings* and the Adjusted tax rate* provides management and investors a useful measure to evaluate the performance of the total company and increases period-to-period comparability. We also use Adjusted EPS* as a performance metric at the company level for our annual executive incentive plan for 2023.

*Non-GAAP Financial Measure
2023 1Q FORM 10-Q 18

FREE CASH FLOWS (FCF) (NON-GAAP)	Three months ended March 31
	2023	2022
CFOA (GAAP)	$155	$(924)
Less: Insurance CFOA	6	(15)
CFOA excluding Insurance (Non-GAAP)	$149	$(909)
Add: gross additions to property, plant and equipment	(279)	(239)
Add: gross additions to internal-use software	(20)	(22)
Less: separation cash expenditures	(204)	(3)
Less: Corporate restructuring cash expenditures	(32)	—
Less: taxes related to business sales	(16)	—
Free cash flows (Non-GAAP)	$102	$(1,169)

We believe investors may find it useful to compare free cash flows* performance without the effects of CFOA related to our run-off Insurance business, separation cash expenditures, Corporate restructuring cash expenditures (associated with the separation-related program announced in October 2022) and taxes related to business sales. We believe this measure will better allow management and investors to evaluate the capacity of our operations to generate free cash flows.

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2023, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 6, 2022, the Board of Directors authorized up to $3 billion of common share repurchases. We repurchased 3,225 thousand shares for $276 million during the three months ended March 31, 2023 under this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorization	Approximate dollar value of shares that may yet be purchased under our share repurchase authorization
(Shares in thousands)

2023
January	—	$—	—
February	1,786	84.23	1,786
March	1,438	87.62	1,438
Total	3,225	$85.74	3,225	$1,749

*Non-GAAP Financial Measure
2023 1Q FORM 10-Q 19

STATEMENT OF EARNINGS (LOSS) (UNAUDITED)	Three months ended March 31
(In millions, per-share amounts in dollars)	2023	2022
Sales of equipment	$5,287	$4,608
Sales of services	8,407	7,302
Insurance revenues (Note 13)	791	764
Total revenues (Note 8)	14,486	12,675

Cost of equipment sold	5,605	5,148
Cost of services sold	5,124	4,626
Selling, general and administrative expenses	2,142	2,725
Separation costs (Note 20)	205	99
Research and development	431	403
Interest and other financial charges	269	387
Insurance losses, annuity benefits and other costs (Note 13)	684	620
Non-operating benefit cost (income)	(385)	(105)
Total costs and expenses	14,075	13,904

Other income (loss) (Note 19)	6,081	49

Earnings (loss) from continuing operations before income taxes	6,492	(1,180)
Benefit (provision) for income taxes (Note 16)	(271)	(29)
Earnings (loss) from continuing operations	6,221	(1,209)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	1,257	101
Net earnings (loss)	7,478	(1,108)
Less net earnings (loss) attributable to noncontrolling interests	(27)	28
Net earnings (loss) attributable to the Company	7,506	(1,136)
Preferred stock dividends and other	(145)	(52)
Net earnings (loss) attributable to GE common shareholders	$7,360	$(1,188)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$6,221	$(1,209)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(27)	14
Earnings (loss) from continuing operations attributable to the Company	6,248	(1,224)
Preferred stock dividends and other	(145)	(52)
Earnings (loss) from continuing operations attributable
to GE common shareholders	6,103	(1,276)
Earnings (loss) from discontinued operations attributable
to GE common shareholders	1,257	88
Net earnings (loss) attributable to GE common shareholders	$7,360	$(1,188)

Earnings (loss) per share from continuing operations (Note 18)
Diluted earnings (loss) per share	$5.56	$(1.16)
Basic earnings (loss) per share	$5.60	$(1.16)

Net earnings (loss) per share (Note 18)
Diluted earnings (loss) per share	$6.71	$(1.08)
Basic earnings (loss) per share	$6.76	$(1.08)

2023 1Q FORM 10-Q 20

STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions)	March 31, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$12,001	$15,810
Investment securities (Note 3)	12,814	7,609
Current receivables (Note 4)	14,212	14,831
Inventories, including deferred inventory costs (Note 5)	16,198	14,891
Current contract assets (Note 9)	2,244	2,467
All other current assets (Note 10)	1,464	1,400
Assets of businesses held for sale (Note 2)	1,353	1,374
Current assets	60,286	58,384

Investment securities (Note 3)	38,262	36,027
Property, plant and equipment – net (Note 6)	12,170	12,192
Goodwill (Note 7)	13,107	12,999
Other intangible assets – net (Note 7)	5,990	6,105
Contract and other deferred assets (Note 9)	5,631	5,776
All other assets (Note 10)	15,888	15,477
Deferred income taxes (Note 16)	10,344	10,001
Assets of discontinued operations (Note 2)	2,793	31,890
Total assets	$164,472	$188,851

Short-term borrowings (Note 11)	$2,262	$3,739
Accounts payable and equipment project payables (Note 12)	15,063	15,399
Progress collections and deferred income (Note 9)	16,586	16,216
All other current liabilities (Note 15)	12,313	12,130
Liabilities of businesses held for sale (Note 2)	1,953	1,944
Current liabilities	48,177	49,428

Deferred income (Note 9)	1,500	1,409
Long-term borrowings (Note 11)	20,159	20,320
Insurance liabilities and annuity benefits (Note 13)	39,082	36,845
Non-current compensation and benefits	10,244	10,400
All other liabilities (Note 15)	10,937	11,063
Liabilities of discontinued operations (Note 2)	1,551	24,474
Total liabilities	131,649	153,938

Preferred stock (Note 17)	3	6
Common stock (Note 17)	15	15
Accumulated other comprehensive income (loss) – net attributable to GE (Note 17)	(3,289)	(2,272)
Other capital	30,729	34,173
Retained earnings	84,955	82,983
Less common stock held in treasury	(80,762)	(81,209)
Total GE shareholders’ equity	31,652	33,696
Noncontrolling interests	1,171	1,216
Total equity	32,823	34,912
Total liabilities and equity	$164,472	$188,851

2023 1Q FORM 10-Q 21

STATEMENT OF CASH FLOWS (UNAUDITED)	Three months ended March 31
(In millions)	2023	2022
Net earnings (loss)	$7,478	$(1,108)
(Earnings) loss from discontinued operations activities	(1,257)	(101)
Adjustments to reconcile net earnings (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant and equipment	367	403
Amortization of intangible assets (Note 7)	140	922
(Gains) losses on purchases and sales of business interests	52	(15)
(Gains) losses on equity securities	(5,906)	206
Principal pension plans cost (Note 14)	(271)	94
Principal pension plans employer contributions	(52)	(49)
Other postretirement benefit plans (net)	(181)	(224)
Provision (benefit) for income taxes	271	29
Cash recovered (paid) during the year for income taxes	(172)	(24)
Changes in operating working capital:
Decrease (increase) in current receivables	536	(610)
Decrease (increase) in inventories, including deferred inventory costs	(1,275)	(732)
Decrease (increase) in current contract assets	294	473
Increase (decrease) in accounts payable and equipment project payables	(201)	(293)
Increase (decrease) in progress collections and current deferred income	205	173
Financial services derivatives net collateral/settlement	3	(155)
All other operating activities	125	89
Cash from (used for) operating activities – continuing operations	155	(924)
Cash from (used for) operating activities – discontinued operations	(413)	369
Cash from (used for) operating activities	(259)	(556)

Additions to property, plant and equipment	(279)	(239)
Dispositions of property, plant and equipment	7	28
Additions to internal-use software	(20)	(22)
Sales of retained ownership interests	2,025	1,302
Net (purchases) dispositions of insurance investment securities	(1,556)	(1,344)
All other investing activities	1,096	239
Cash from (used for) investing activities – continuing operations	1,273	(37)
Cash from (used for) investing activities – discontinued operations	(3,068)	(407)
Cash from (used for) investing activities	(1,796)	(444)

Net increase (decrease) in borrowings (maturities of 90 days or less)	1	45
Newly issued debt (maturities longer than 90 days)	9	—
Repayments and other debt reductions (maturities longer than 90 days)	(1,815)	(1,267)
Dividends paid to shareholders	(203)	(140)
Redemption of GE preferred stock	(3,000)	—
Purchases of GE common stock for treasury	(309)	(39)
All other financing activities	87	(30)
Cash from (used for) financing activities – continuing operations	(5,230)	(1,431)
Cash from (used for) financing activities – discontinued operations	1,999	(28)
Cash from (used for) financing activities	(3,232)	(1,459)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	65	(75)
Increase (decrease) in cash, cash equivalents and restricted cash	(5,220)	(2,534)
Cash, cash equivalents and restricted cash at beginning of year	19,092	16,859
Cash, cash equivalents and restricted cash at March 31	13,871	14,325
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	1,180	1,223
Cash, cash equivalents and restricted cash of continuing operations at March 31	$12,691	$13,101
2023 1Q FORM 10-Q 22

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended March 31
(In millions)	2023	2022
Net earnings (loss)	$7,478	$(1,108)
Less: net earnings (loss) attributable to noncontrolling interests	(27)	28
Net earnings (loss) attributable to the Company	$7,506	$(1,136)

Currency translation adjustments	2,387	(181)
Benefit plans	(2,319)	240
Investment securities and cash flow hedges	706	(2,998)
Long-duration insurance contracts(a)	(1,793)	3,682
Less: other comprehensive income (loss) attributable to noncontrolling interests	(3)	(2)
Other comprehensive income (loss) attributable to the Company	$(1,017)	$745

Comprehensive income (loss)	$6,458	$(365)
Less: comprehensive income (loss) attributable to noncontrolling interests	(30)	26
Comprehensive income (loss) attributable to the Company	$6,489	$(391)
(a) Represents the net after-tax change in future policy benefit reserves and related reinsurance recoverables from updating the discount rate. See Notes 1 and 13 for further information.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended March 31
(In millions)	2023	2022
Preferred stock issued(a)	$3	$6
Common stock issued	$15	$15

Beginning balance	(2,272)	(4,860)
Currency translation adjustments	2,388	(177)
Benefit plans	(2,317)	238
Investment securities and cash flow hedges	706	(2,998)
Long-duration insurance contracts	(1,793)	3,682
Accumulated other comprehensive income (loss)	$(3,289)	$(4,115)
Beginning balance	34,173	34,691
Gains (losses) on treasury stock dispositions	(619)	(396)
Stock-based compensation	73	91
Other changes(a)	(2,898)	5
Other capital	$30,729	$34,391
Beginning balance	82,983	83,286
Net earnings (loss) attributable to the Company	7,506	(1,136)
Dividends and other transactions with shareholders(b)	(5,534)	(141)
Retained earnings	$84,955	$82,009
Beginning balance	(81,209)	(81,093)
Purchases	(311)	(39)
Dispositions	759	459
Common stock held in treasury	$(80,762)	$(80,673)
GE shareholders' equity balance	31,652	31,631
Noncontrolling interests balance	1,171	1,278
Total equity balance at March 31	$32,823	$32,909
(a) Included $3,000 million decrease substantially all in Other capital related to our redemption of GE Series D preferred stock in the first quarter of 2023.
(b) Included $5,300 million decrease in Retained earnings reflecting a pro-rata distribution of approximately 80.1% of the shares of GE HealthCare on January 3, 2023.

2023 1Q FORM 10-Q 23

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

On January 3, 2023, General Electric Company (the Company or GE) completed the previously announced separation (the Separation) of its HealthCare business, into a separate, independent publicly traded company. The historical results of GE HealthCare and certain assets and liabilities included in the spin-off are now reported in GE's consolidated financial statements as discontinued operations. See Note 2 for further information.

The accompanying consolidated financial statements and notes are unaudited. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the financial statements, notes and significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2022.

INSURANCE. Our run-off insurance operations include providing insurance and reinsurance for life and health risks and providing certain annuity products. Primary product types include long-term care, structured settlement annuities, life and disability insurance contracts and investment contracts. Insurance contracts are contracts with significant mortality and/or morbidity risks, while investment contracts are contracts without such risks. Insurance revenues are comprised primarily of premiums and investment income. For traditional long-duration insurance contracts, we report premiums as revenue when due. Premiums received on non-traditional long-duration insurance contracts and investment contracts, including annuities without significant mortality risk, are not reported as revenues but rather as deposit liabilities. We recognize revenues for charges and assessments on these contracts, mostly for mortality, administration and surrender. Interest credited to policyholder accounts is charged to expense.

Future policy benefit reserves represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums. The liability is measured by each group of contracts (i.e., cohorts) using current cash flow assumptions. As a run-off insurance operation consisting substantially all of reinsurance, contracts are grouped into cohorts by legal entity and product type, based on the date the reinsurance contract was consummated. Future policy benefit reserves are adjusted each period as a result of updating lifetime net premium ratios for differences between actual and expected experience with the retroactive effect of those variances recognized in current period earnings. We review at least annually in the third quarter, future policy benefit reserves cash flow assumptions, except related claim expenses which remain locked-in, and if the review concludes that the assumptions need to be updated, future policy benefit reserves are adjusted retroactively based on the revised net premium ratio using actual historical experience, updated cash flow assumptions, and the locked-in discount rate with the effect of those changes recognized in current period earnings.

As our insurance operations are in run-off, the locked-in discount rate is the discount rate used for the computation of interest accretion on future policy benefit reserves recognized in earnings. However, cash flows used to estimate future policy benefit reserves are also discounted using an upper-medium grade (i.e., low credit risk) fixed-income instrument yield reflecting the duration characteristics of the liabilities and is updated each reporting period with changes recorded in AOCI. As a result, changes in the current discount rate at each reporting period will be recognized as an adjustment to AOCI and not earnings each period, whereas changes relating to cash flow assumptions will be recognized in the Statement of Earnings (Loss).

2023 1Q FORM 10-Q 24

Reinsurance recoverables are recorded when we cede insurance risk to third parties but are not relieved from our primary obligation to policyholders and cedents. As reinsurance recoverables are recognized in a manner consistent with the future policy benefit reserves relating to the underlying reinsurance contracts, changes in reinsurance recoverables from updating the discount rate in each reporting period are also recognized in AOCI. The allowance for credit losses on reinsurance recoverables is based on the locked-in future policy benefit reserves discount rate for purposes of assessing changes in each reporting period. As such, movements in the gross reinsurance recoverable balance resulting from changes in the discount rate do not impact the allowance for credit losses. Following the recapture transaction effective in the fourth quarter of 2022, the remaining reinsurance recoverables are not material.
Liabilities for investment contracts equal the account value, that is, the amount that accrues to the benefit of the contract or policyholder including credited interest and assessments through the financial statement date. See Note 13 for further information.

ADOPTIONS OF NEW ACCOUNTING STANDARDS. On January 1, 2023, we adopted Accounting Standards Update No. 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The new guidance for measuring the liability for future policy benefits and related reinsurance recoverable asset was adopted on a modified retrospective basis such that those balances were adjusted to conform to the new guidance at the January 1, 2021 transition date.

We recognized a $7,285 million after-tax decrease in Total equity at January 1, 2021 from the effect of transition date adjustments due to adoption of the new guidance, as presented in the following table.

	Retained Earnings	AOCI
December 31, 2020	$92,247	$(9,749)
Liability for future policy benefits, including removal of related balances in AOCI	(1,853)	(8,806)
Reinsurance recoverables, net of allowance for credit losses	48	3,542
Other contracts, including market risk benefits	(202)	(14)
Effect of transition adjustments	$(2,007)	$(5,278)
Adjusted balance, January 1, 2021	$90,240	$(15,027)

The following table summarizes the balance of and pre-tax changes to total Insurance liabilities and annuity benefits attributable to changes in the liability for future policy benefits and market risk benefits at the transition date, due to adoption of the new guidance.

	Long-term care	Structured settlement annuities	Life	Other contracts(a)	Other adjustments	Total
December 31, 2020	$21,378	$9,124	$517	$3,012	$8,160	$42,191
Change in discount rate assumptions	14,654	4,369	283	—	—	19,306
Change in cash flow assumptions (effect of insufficient gross premiums) and elimination of negative reserves	1,545	39	761	—	—	2,345
Adjustment for removal of related balances in AOCI	—	—	—	—	(8,160)	(8,160)
Market risk benefits and other	—	—	—	269	—	269
Adjusted balance, January 1, 2021	37,577	13,532	1,561	3,281	—	55,951
Less: reinsurance recoverables, net	7,036	—	15	44	—	7,095
Adjusted balance, January 1, 2021, net of reinsurance recoverables	$30,541	$13,532	$1,546	$3,237	$—	$48,856
(a) As of December 31, 2020, includes investment contracts ($2,049 million), claim reserves related to short-duration contracts at Electric Insurance Company (EIC), net of eliminations ($399 million), and other ($564 million). EIC is a property and casualty insurance company primarily providing insurance to GE and its employees.

For the liability for future policy benefits and related reinsurance recoverables, the new guidance transition adjustments are reflected in both AOCI and Retained earnings. The transition adjustment reflected in AOCI is related to the difference in the discount rate used pre-transition and the discount rate required under the new guidance, which is equivalent to an upper-medium grade fixed-income instrument yield reflecting the duration characteristics of our insurance liabilities, at January 1, 2021, and does not represent a change in our ultimate expected cash flows associated with the liability for future policy benefits or related reinsurance recoverables. The transition adjustment in AOCI also reflects removal of certain Other adjustments previously recorded in the liability for future policy benefits related to changes in net unrealized gains on investment securities.

Whereas pre-transition, we annually performed premium deficiency testing in the aggregate across our run-off insurance portfolio, the new guidance requires the grouping of contracts (i.e., cohorts) at a more granular level. Due to this lower level of aggregation, combined with the conversion of our long-term care insurance claim cost projection models to first principles models, we identified certain cohorts at transition having insufficient gross premiums in our long-term care insurance portfolio. A first principles model separates morbidity assumptions such as incidence (probability of a claim), continuance (length of a claim) and utilization (percentage of the daily benefit maximum used) into individual assumptions. We also eliminated negative reserves, as required by the new guidance, on certain cohorts in our life portfolio. As a result, we increased the liability for future policy benefits and reflected this transition adjustment in Retained earnings.

2023 1Q FORM 10-Q 25

At the transition date, reinsurance recoverables of $4,062 million increased by $4,483 million upon remeasurement to the updated discount rate, with an offsetting adjustment ($3,542 million after-tax) recognized in AOCI. As reinsurance recoverables are recognized in a manner consistent with the liabilities relating to the underlying reinsurance contracts, adjustments to the liability for future policy benefits due to the change in cash flow assumptions resulted in an increase to reinsurance recoverables of $629 million ($497 million after-tax) and an increase in the related allowance for credit losses of $569 million ($450 million after-tax), which was recorded as an adjustment to Retained earnings at the transition date. As a result, the adjusted balance of reinsurance recoverables at the transition date was $7,095 million, net of the allowance for credit losses of $2,079 million, and substantially all related to our long-term care insurance portfolio. Following the recapture transaction effective in the fourth quarter of 2022, the remaining reinsurance recoverables are not material.

The new guidance is only applicable to the measurements of our long-duration insurance liabilities and related reinsurance recoverables under GAAP and does not affect the accounting for our insurance reserves or the levels of capital and surplus under statutory accounting practices. See Note 13 for further information.

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS. In the first quarter of 2022, we signed a non-binding memorandum of understanding to sell a portion of our Steam business within our Power segment to Électricité de France S.A. (EDF). In the fourth quarter of 2022, we signed a binding agreement for this transaction, and we expect to complete the sale, subject to regulatory approvals and other customary closing conditions, in the second half of 2023. Closing the transaction is expected to result in a significant gain.

In the fourth quarter of 2022, we classified our captive industrial insurance subsidiary, with assets of $596 million and liabilities of $342 million as of March 31, 2023, into held for sale. We expect to complete the sale of this business, subject to regulatory approvals, by the first half of 2024. In connection with the expected sale, in the first quarter of 2023, we recorded a loss of $55 million in Other income (loss) in our Statement of Earnings.

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE	March 31, 2023	December 31, 2022
Current receivables, inventories and contract assets	$527	$495
Non-current captive insurance investment securities	578	554
Property, plant and equipment and intangible assets - net	240	232
Valuation allowance on disposal group classified as held for sale	(72)	(17)
All other assets	80	111
Assets of businesses held for sale	$1,353	$1,374

Progress collections and deferred income	$1,101	$1,127
Insurance liabilities and annuity benefits	340	358
Accounts payable, equipment project payables and other current liabilities	421	371
All other liabilities	90	87
Liabilities of businesses held for sale	$1,953	$1,944

DISCONTINUED OPERATIONS primarily comprise our former GE HealthCare business, our mortgage portfolio in Poland, our GE Capital Aviation Services (GECAS) business, and other trailing assets and liabilities associated with prior dispositions. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis.

GE HealthCare. On January 3, 2023, we completed the previously announced separation of our HealthCare business, into a separate, independent, publicly traded company, GE HealthCare Technologies Inc. (GE HealthCare). The Separation was structured as a tax-free spin-off, and was achieved through GE's pro-rata distribution of approximately 80.1% of the outstanding shares of GE HealthCare to holders of GE common stock. In connection with the Separation, the historical results of GE HealthCare and certain assets and liabilities included in the Separation are reported in GE's consolidated financial statements as discontinued operations.

We have continuing involvement with GE HealthCare primarily through trademark license and transition services agreements, through which GE and GE HealthCare will continue to provide certain services to each other for a period of time following the Separation. For the three months ended March 31, 2023, we collected net cash of $160 million related to these activities.

2023 1Q FORM 10-Q 26

Bank BPH. The mortgage portfolio in Poland (Bank BPH) comprises floating rate residential mortgages, 86% of which are indexed to or denominated in foreign currencies (primarily Swiss francs). At March 31, 2023, the total portfolio had a carrying value, net of reserves, of $1,126 million. The portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields as well as estimates with respect to ongoing litigation in Poland related to foreign currency-denominated mortgages and other factors. Loss from discontinued operations included $175 million and $233 million non-cash pre-tax charges for the three months ended March 31, 2023 and 2022, respectively, reflecting estimates with respect to ongoing litigation as well as market yields. To ensure appropriate capital levels, during the first quarter of 2023, we made a non-cash capital contribution in the form of intercompany loan forgiveness of $198 million. We made a cash capital contribution of $530 million into Bank BPH in the twelve months ended December 31, 2022. Future changes in the estimated legal liabilities or market yields could result in further capital contributions and losses in future reporting periods beyond the amounts that we currently estimate. See Note 23 for further information.

GECAS/AerCap. We have continuing involvement with AerCap, primarily through our ownership interest, ongoing sales or leases of products and services, and transition services that we provide to AerCap. For the three months ended March 31, 2023, we had direct and indirect sales of $48 million to AerCap, primarily related to engine services and sales, and purchases of $67 million from AerCap, primarily related to engine leases. We paid net cash of $88 million to AerCap related to this activity.

	2023			2022
RESULTS OF DISCONTINUED OPERATIONS Three months ended March 31	GE HealthCare	Bank BPH & Other	Total	GE HealthCare	Bank BPH & Other	Total
Total revenues	$—	$—	$—	$4,361	$—	$4,361
Cost of equipment and services sold	—	—	—	(2,679)	—	(2,679)
Other income, costs and expenses	(20)	(201)	(221)	(1,146)	(250)	(1,396)

Earnings (loss) of discontinued operations before income taxes	(20)	(201)	(221)	536	(250)	286
Benefit (provision) for income taxes(a)	1,479	(1)	1,478	(150)	(18)	(167)
Earnings (loss) of discontinued operations, net of taxes	1,459	(202)	1,257	387	(268)	119

Gain (loss) on disposal before income taxes	—	—	—	—	(23)	(23)
Benefit (provision) for income taxes	—	—	—	—	5	5
Gain (loss) on disposal, net of taxes	—	—	—	—	(18)	(18)

Earnings (loss) from discontinued operations, net of taxes	$1,459	$(202)	$1,257	$387	$(286)	$101
(a) The tax benefit for the three months ended March 31, 2023 for GE HealthCare relates to preparatory steps for the spin-off, which resulted in taxable gain offset by a deferred tax asset and the reversal of valuation allowances for capital loss carryovers utilized against a portion of the gain.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	March 31, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$1,180	$2,627
Current receivables	13	3,361
Inventories, including deferred inventory costs	—	2,512
Goodwill	—	12,799
Other intangible assets - net	—	1,520
Contract and other deferred assets	—	854
Financing receivables held for sale (Polish mortgage portfolio)(a)	1,126	1,200
Property, plant, and equipment - net	69	2,379
All other assets	344	2,109
Deferred income taxes	62	2,528
Assets of discontinued operations(b)	$2,793	$31,890

Accounts payable and equipment project payables	$102	$3,487
Progress collections and deferred income	—	2,499
Long-term borrowings	—	8,273
Non-current compensation and benefits	36	5,658
All other liabilities(a)	1,413	4,556
Liabilities of discontinued operations(b)	$1,551	$24,474
(a) Included $889 million of valuation allowance against financing receivables held for sale (including $645 million related to foreign currency-denominated mortgage litigation) and $895 million of litigation reserves recorded in All other liabilities in Poland at March 31, 2023.
(b) Included $133 million and $28,998 million of assets and $279 million and $23,337 million of liabilities for GE HealthCare as of March 31, 2023 and December 31, 2022, respectively.

2023 1Q FORM 10-Q 27

NOTE 3. INVESTMENT SECURITIES. All of our debt securities are classified as available-for-sale and substantially all are investment-grade supporting obligations to annuitants and policyholders in our run-off insurance operations. We manage the investments in our run-off insurance operations under strict investment guidelines, including limitations on asset class concentration, single issuer exposures, asset-liability duration variances, and other factors to meet credit quality, yield, liquidity and diversification requirements associated with servicing our insurance liabilities under reasonable circumstances. This process includes consideration of various asset allocation strategies and incorporates information from several external investment advisors to improve our investment yield subject to maintaining our ability to satisfy insurance liabilities when due, as well as considering our risk-based capital requirements, regulatory constraints, and tolerance for surplus volatility. Asset allocation planning is a dynamic process that considers changes in market conditions, risk appetite, liquidity needs and other factors, which are reviewed on a periodic basis by our investment team. Our investment in GE HealthCare comprised 90.3 million shares (approximately 19.9% ownership interest) at March 31, 2023. Our investment in AerCap comprised 79.7 million ordinary shares (approximately 33% ownership interest) at March 31, 2023 and an AerCap senior note, for which we have adopted the fair value option. We sold our remaining shares in Baker Hughes (BKR) during the first quarter of 2023. Our GE HealthCare, AerCap and BKR investments are recorded as Equity securities with readily determinable fair values. Investment securities held within insurance entities are classified as non-current as they support the long-duration insurance liabilities.

	March 31, 2023				December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity (GE HealthCare)	$—	$—	$—	$7,410	$—	$—	$—	$—
Equity and note (AerCap)	—	—	—	5,404	—	—	—	7,403
Equity (Baker Hughes)	—	—	—	—	—	—	—	207
Current investment securities	$—	$—	$—	$12,814	$—	$—	$—	$7,609
Debt
U.S. corporate	$27,760	$996	$(1,781)	$26,975	$26,921	$675	$(2,164)	$25,432
Non-U.S. corporate	2,585	26	(243)	2,369	2,548	18	(300)	2,266
State and municipal	2,881	106	(184)	2,803	2,898	66	(241)	2,722
Mortgage and asset-backed	4,623	39	(320)	4,341	4,442	21	(290)	4,173
Government and agencies	1,641	3	(139)	1,504	1,172	2	(147)	1,026
Other equity	270	—	—	270	408	—	—	408
Non-current investment securities	$39,761	$1,169	$(2,668)	$38,262	$38,388	$781	$(3,143)	$36,027

The amortized cost of debt securities excludes accrued interest of $490 million and $457 million at March 31, 2023 and December 31, 2022, respectively, which is reported in All other current assets.

The estimated fair value of investment securities at March 31, 2023 increased since December 31, 2022, primarily due to the classification of our remaining equity interest in GE HealthCare within investment securities, new insurance investments, lower market yields and tightening credit spreads, partially offset by AerCap and BKR share sales, and the mark-to-market effect on our equity interest in AerCap.

Total estimated fair value of debt securities in an unrealized loss position were $20,685 million and $21,482 million, of which $14,044 million and $3,275 million had gross unrealized losses of $(2,344) million and $(835) million and had been in a loss position for 12 months or more at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023, the majority of our U.S. and Non-U.S. corporate securities' gross unrealized losses were in the consumer, electric, technology, energy and insurance industries. In addition, gross unrealized losses on our Mortgage and asset-backed securities included $(194) million related to commercial mortgage-backed securities (CMBS) collateralized by pools of commercial mortgage loans on real estate, and $(125) million related to asset-backed securities. The majority of our CMBS and asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.

Net unrealized gains (losses) for equity securities with readily determinable fair values, which are recorded in Other income (loss) within continuing operations, were $6,040 million and $(370) million for the three months ended March 31, 2023 and 2022, respectively.

Proceeds from debt and equity securities sales and early redemptions by issuers totaled $3,008 million and $1,949 million for the three months ended March 31, 2023 and 2022, respectively. Gross realized gains on debt securities were $11 million and $24 million for the three months ended March 31, 2023 and 2022, respectively. Gross realized losses and impairments on debt securities were $(21) million and an insignificant amount for the three months ended March 31, 2023 and 2022, respectively.

2023 1Q FORM 10-Q 28

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at March 31, 2023 are as follows:

	Amortized cost	Estimated fair value
Within one year	$1,057	$1,052
After one year through five years	4,762	4,753
After five years through ten years	5,726	5,793
After ten years	23,323	22,052

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

The majority of our equity securities are classified within Level 1 and the majority of our debt securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $6,379 million and $6,421 million are classified within Level 3, as significant inputs to their valuation models are unobservable at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, there were no significant transfers into or out of Level 3.

In addition to the equity securities described above, we hold $714 million and $614 million of equity securities without readily determinable fair values at March 31, 2023 and December 31, 2022, respectively, that are classified within non-current All other assets in our Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were $9 million and $18 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	March 31, 2023	December 31, 2022
Customer receivables	$11,123	$11,803
Revenue sharing program receivables(a)	1,336	1,326
Non-income based tax receivables	1,190	1,146
Supplier advances	711	691
Receivables from disposed businesses	245	115
Other sundry receivables	393	518
Allowance for credit losses(b)	(787)	(768)
Total current receivables	$14,212	$14,831
(a) Revenue sharing program receivables in Aerospace are amounts due from third parties who participate in engine programs by developing and supplying certain engine components through the life of the program. The participants share in program revenues, receive a share of customer progress payments and share costs related to discounts and warranties.
(b) Allowance for credit losses increased primarily due to net new provisions of $20 million, partially offset by write-offs, recoveries and foreign currency impact.

	March 31, 2023	December 31, 2022
Aerospace	$7,667	$7,784
Renewable Energy	2,129	2,415
Power	3,940	4,229
Corporate	477	404
Total current receivables	$14,212	$14,831

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $464 million and $347 million in the three months ended March 31, 2023 and 2022, respectively, related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in Renewable Energy and Aerospace, the Company has no continuing involvement, fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice due date. Included in the sales of customer receivables in the first quarter of 2023, was $77 million in our Gas Power business, primarily for risk mitigation purposes.

LONG-TERM RECEIVABLES	March 31, 2023	December 31, 2022
Long-term customer receivables(a)	$448	$457
Supplier advances	279	266
Non-income based tax receivables	236	213
Financing receivables	147	82
Sundry receivables	429	400
Allowance for credit losses	(182)	(183)
Total long-term receivables	$1,358	$1,236
(a) The Company sold zero and $79 million of long-term customer receivables to third parties for the three months ended March 31, 2023 and 2022, respectively, primarily in our Gas Power business for risk mitigation purposes.
2023 1Q FORM 10-Q 29

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	March 31, 2023	December 31, 2022
Raw materials and work in process	$10,000	$9,191
Finished goods	4,223	3,937
Deferred inventory costs(a)	1,975	1,764
Inventories, including deferred inventory costs	$16,198	$14,891
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aerospace) and other costs for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	March 31, 2023	December 31, 2022
Original cost	$26,957	$26,641
Less accumulated depreciation and amortization	(16,640)	(16,303)
Right-of-use operating lease assets	1,853	1,854
Property, plant and equipment – net	$12,170	$12,192

Operating Lease Liabilities. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, was $2,083 million and $2,089 million, as of March 31, 2023 and December 31, 2022, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $195 million and $227 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL	January 1, 2023	Currency exchange and other	Balance at March 31, 2023
Aerospace	$8,835	$64	$8,899
Renewable Energy	3,201	42	3,243
Power	144	—	144
Corporate(a)	818	2	821
Total	$12,999	$108	$13,107
(a) Corporate balance comprises our Digital business.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the first quarter of 2023, we did not identify any reporting units that required an interim impairment test. However, we continue to monitor the operating results and cash flow forecasts of our Digital reporting unit at Corporate and our Additive reporting unit in our Aerospace segment as the fair value of these reporting units were not significantly in excess of their carrying values based on the results of our most recent annual impairment test, performed in the fourth quarter of 2022. At March 31, 2023, our Digital and Additive reporting units had goodwill of $821 million and $244 million, respectively.

Intangible assets decreased $115 million during the three months ended March 31, 2023, primarily as a result of amortization partially offset by changes in foreign exchange rates of $23 million and additions of capitalized software mainly at Aerospace of $20 million. Consolidated amortization expense was $140 million and $922 million in the three months ended March 31, 2023 and 2022, respectively. Included within consolidated amortization expense for the three months ended March 31, 2022 was a non-cash pre-tax impairment charge of $765 million. For further information on this non-cash pre-tax impairment charge, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

2023 1Q FORM 10-Q 30

NOTE 8. REVENUES

EQUIPMENT & SERVICES REVENUES
Three months ended March 31	2023			2022
	Equipment	Services	Total	Equipment	Services	Total
Aerospace	$1,974	$5,007	$6,981	$1,654	$3,949	$5,603
Renewable Energy	2,311	527	2,837	2,173	698	2,871
Power	1,102	2,718	3,820	965	2,536	3,501
Total segment revenues	$5,387	$8,252	$13,638	$4,792	$7,183	$11,975

REVENUES	Three months ended March 31
	2023	2022
Commercial Engines & Services	$5,194	$3,853
Military	1,018	1,036
Systems & Other	770	714
Aerospace	$6,981	$5,603

Onshore Wind	$1,502	$1,906
Grid Solutions equipment and services	824	668
Offshore Wind, Hydro and Hybrid Solutions	511	297
Renewable Energy	$2,837	$2,871

Gas Power	$2,867	$2,489
Steam Power	541	636
Power Conversion, Nuclear and other	412	377
Power	$3,820	$3,501

Total segment revenues	$13,638	$11,975

Corporate	$848	$700

Total revenues	$14,486	$12,675

REMAINING PERFORMANCE OBLIGATION. As of March 31, 2023, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $242,054 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $47,991 million, of which 55%, 80% and 97% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $194,063 million, of which 12%, 43%, 68% and 83% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $368 million in the three months ended March 31, 2023 primarily due to a decrease in long-term service agreements, partially offset by the timing of revenue recognition ahead of billing milestones on long-term equipment contracts. Our long-term service agreements decreased primarily due to billings of $3,155 million, partially offset by revenues recognized of $2,579 million and net favorable changes in estimated profitability of $53 million at Aerospace and net unfavorable changes in estimated profitability of $12 million at Power.

March 31, 2023	Aerospace	Renewable Energy	Power	Corporate	Total
Revenues in excess of billings	$2,603	$—	$5,317	$—	$7,920
Billings in excess of revenues	(7,288)	—	(1,807)	—	(9,095)
Long-term service agreements	$(4,685)	$—	$3,510	$—	$(1,176)
Short-term and other service agreements	456	129	66	277	927
Equipment contract revenues	27	1,009	1,457	—	2,493
Current contract assets	$(4,203)	$1,138	$5,032	$277	$2,244

Nonrecurring engineering costs(a)	2,521	19	2	—	2,542
Customer advances and other(b)	2,389	—	700	—	3,089
Non-current contract and other deferred assets	$4,910	$19	$702	$—	$5,631
Total contract and other deferred assets	$707	$1,157	$5,734	$277	$7,875
2023 1Q FORM 10-Q 31

December 31, 2022	Aerospace	Renewable Energy	Power	Corporate	Total
Revenues in excess of billings	$2,363	$—	$5,403	$—	$7,766
Billings in excess of revenues	(6,681)	—	(1,763)	—	(8,443)
Long-term service agreements	$(4,318)	$—	$3,640	$—	$(677)
Short-term and other service agreements	391	108	56	245	799
Equipment contract revenues	42	955	1,348	—	2,345
Current contract assets	$(3,884)	$1,063	$5,044	$245	$2,467

Nonrecurring engineering costs(a)	2,513	17	4	—	2,534
Customer advances and other(b)	2,519	—	724	—	3,243
Non-current contract and other deferred assets	$5,032	$17	$728	$—	$5,776
Total contract and other deferred assets	$1,148	$1,079	$5,772	$245	$8,244
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

Progress collections and deferred income increased $461 million primarily due to new collections received in excess of revenue recognition at Power and Renewable Energy, partially offset by net liquidations at Aerospace. Revenues recognized for contracts included in a liability position at the beginning of the year were $4,468 million and $3,997 million for the three months ended March 31, 2023 and 2022, respectively.

March 31, 2023	Aerospace	Renewable Energy	Power	Corporate	Total
Progress collections on equipment contracts	$90	$2,313	$4,349	$—	$6,751
Other progress collections	5,631	3,071	451	131	9,284
Current deferred income	216	204	12	119	550
Progress collections and deferred income	$5,937	$5,588	$4,812	$249	$16,586
Non-current deferred income	1,183	206	98	12	1,500
Total Progress collections and deferred income	$7,120	$5,794	$4,910	$262	$18,086

December 31, 2022
Progress collections on equipment contracts	$74	$2,464	$3,973	$—	$6,511
Other progress collections	5,740	2,731	541	131	9,143
Current deferred income	233	208	13	107	562
Progress collections and deferred income	$6,047	$5,404	$4,527	$238	$16,216
Non-current deferred income	1,110	183	104	12	1,409
Total Progress collections and deferred income	$7,157	$5,586	$4,632	$250	$17,625

NOTE 10. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method and other investments, long-term customer and sundry receivables (see Note 4), cash and cash equivalents and receivables in our run-off insurance operations and prepaid taxes and other deferred charges. All other non-current assets increased $412 million in the three months ended March 31, 2023, primarily due to an increase in equity method and other investments of $180 million, an increase in long-term receivables of $122 million and an increase in Insurance cash and cash equivalents of $68 million. Insurance cash and cash equivalents was $687 million and $619 million at March 31, 2023 and December 31, 2022, respectively.

2023 1Q FORM 10-Q 32

NOTE 11. BORROWINGS

	March 31, 2023	December 31, 2022
Current portion of long-term borrowings
Senior notes issued by GE	$609	$464
Senior and subordinated notes assumed by GE	947	1,973
Senior notes issued by GE Capital	592	1,188
Other	114	115
Total short-term borrowings	$2,262	$3,739

Senior notes issued by GE	$4,653	$4,724
Senior and subordinated notes assumed by GE	8,383	8,406
Senior notes issued by GE Capital	6,262	6,289
Other	861	901
Total long-term borrowings	$20,159	$20,320
Total borrowings	$22,421	$24,059
The Company has provided a full and unconditional guarantee on the payment of the principal and interest on all senior and subordinated outstanding long-term debt securities issued by subsidiaries of GE Capital, our former financial services business. This guarantee applied to $3,379 million and $5,258 million of senior notes and other debt issued by GE Capital at March 31, 2023 and December 31, 2022, respectively. See Note 21 for further information about borrowings and associated hedges.

NOTE 12. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

	March 31, 2023	December 31, 2022
Trade payables	$10,049	$10,033
Supply chain finance programs	3,454	3,689
Equipment project payables(a)	1,109	1,236
Non-income based tax payables	451	441
Accounts payable and equipment project payables	$15,063	$15,399
(a) Primarily related to projects in our Power and Renewable Energy segments.

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $2,079 million and $1,856 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 13. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenues of $791 million and $764 million, profit was $70 million and $106 million and net earnings was $54 million and $84 million for the three months ended March 31, 2023 and 2022, respectively. For the years ended December 31, 2022 and 2021 our insurance operations (net of eliminations) generated revenues of $2,957 million and $3,101 million, profit was $205 million and $798 million and net earnings was $159 million and $627 million, respectively. These operations were supported by assets of $47,981 million, $45,031 million and $56,037 million at March 31, 2023, December 31, 2022 and 2021, respectively. A summary of our insurance liabilities and annuity benefits is presented below:

March 31, 2023	Long-term care	Structured settlement annuities	Life	Other contracts(a)	Total
Future policy benefit reserves	$26,054	$9,349	$1,045	$428	$36,876
Investment contracts	—	846	—	821	1,667
Other	—	—	178	361	539
Total	$26,054	$10,194	$1,223	$1,610	$39,082

December 31, 2022
Future policy benefit reserves	$24,256	$8,860	$1,040	$437	$34,593
Investment contracts	—	860	—	849	1,708
Other	—	—	178	365	544
Total	$24,256	$9,720	$1,218	$1,651	$36,845
2023 1Q FORM 10-Q 33

December 31, 2021	Long-term care	Structured settlement annuities	Life	Other contracts(a)	Total
Future policy benefit reserves	$34,644	$12,328	$1,301	$490	$48,763
Investment contracts	—	950	—	907	1,857
Other	—	—	189	761	950
Total	$34,644	$13,278	$1,490	$2,158	$51,570
(a) As of December 31, 2021, Other includes reserves of $325 million related to short-duration contracts at EIC, net of eliminations.

The following tables summarize balances of and changes in future policy benefits reserves.

	March 31, 2023			March 31, 2022
Present value of expected net premiums	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Balance, beginning of year	$4,059	$—	$4,828	$5,652	$—	$6,622
Beginning balance at locked-in discount rate	3,958	—	5,210	4,451	—	5,443
Effect of changes in cash flow assumptions	—	—	—	—	—	—
Effect of actual variances from expected experience	29	—	(35)	(130)	—	2
Adjusted beginning of year balance	3,987	—	5,175	4,321	—	5,445
Interest accrual	53	—	50	59	—	52
Net premiums collected	(103)	—	(73)	(113)	—	(83)
Effect of foreign currency	—	—	(23)	—	—	73
Ending balance at locked-in discount rate	3,937	—	5,129	4,267	—	5,487
Effect of changes in discount rate assumptions	281	—	(149)	696	—	396
Balance, end of year	$4,217	$—	$4,979	$4,963	$—	$5,883

Present value of expected future policy benefits
Balance, beginning of year	$28,316	$8,860	$5,868	$40,296	$12,328	$7,923
Beginning balance at locked-in discount rate	27,026	8,790	6,247	27,465	9,024	6,560
Effect of changes in cash flow assumptions	(11)	—	—	—	—	—
Effect of actual variances from expected experience	30	(1)	2	(130)	(3)	19
Adjusted beginning of year balance	27,046	8,789	6,250	27,335	9,021	6,579
Interest accrual	363	115	60	365	119	62
Benefit payments	(309)	(174)	(138)	(274)	(162)	(148)
Effect of foreign currency	—	—	(24)	—	—	77
Ending balance at locked-in discount rate	27,100	8,730	6,148	27,425	8,978	6,570
Effect of changes in discount rate assumptions	3,171	619	(123)	7,852	1,870	488
Balance, end of year	$30,271	$9,349	$6,025	$35,277	$10,848	$7,058
Net future policy benefit reserves	$26,054	$9,349	$1,045	$30,314	$10,848	$1,175
Less: Reinsurance recoverables, net of allowance for credit losses	(204)	—	(57)	(5,154)	—	(81)
Net future policy benefit reserves, after reinsurance recoverables	$25,850	$9,349	$988	$25,160	$10,848	$1,094

2023 1Q FORM 10-Q 34

	December 31, 2022			December 31, 2021
Present value of expected net premiums	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Balance, beginning of year	$5,652	$—	$6,622	$6,397	$—	$7,205
Beginning balance at locked-in discount rate	4,451	—	5,443	4,822	—	5,518
Effect of changes in cash flow assumptions	(9)	—	91	(91)	—	191
Effect of actual variances from expected experience	(290)	—	6	(68)	—	(69)
Adjusted beginning of year balance	4,152	—	5,540	4,663	—	5,640
Interest accrual	223	—	203	241	—	203
Net premiums collected	(417)	—	(357)	(453)	—	(392)
Effect of foreign currency	—	—	(176)	—	—	(9)
Ending balance at locked-in discount rate	3,958	—	5,210	4,451	—	5,443
Effect of changes in discount rate assumptions	101	—	(381)	1,201	—	1,179
Balance, end of year	$4,059	$—	$4,828	$5,652	$—	$6,622

Present value of expected future policy benefits
Balance, beginning of year	$40,296	$12,328	$7,923	$43,974	$13,531	$8,767
Beginning balance at locked-in discount rate	27,465	9,024	6,560	27,745	9,163	6,797
Effect of changes in cash flow assumptions	(413)	(23)	120	(509)	58	207
Effect of actual variances from expected experience	(320)	(11)	40	(147)	(11)	(43)
Adjusted beginning of year balance	26,732	8,990	6,720	27,089	9,210	6,961
Interest accrual	1,446	471	243	1,435	491	248
Benefit payments	(1,152)	(671)	(531)	(1,058)	(678)	(638)
Effect of foreign currency	—	—	(185)	—	—	(10)
Ending balance at locked-in discount rate	27,026	8,790	6,247	27,465	9,024	6,560
Effect of changes in discount rate assumptions	1,290	70	(380)	12,831	3,305	1,363
Balance, end of year	$28,316	$8,860	$5,868	$40,296	$12,328	$7,923
Net future policy benefit reserves	$24,256	$8,860	$1,040	$34,644	$12,328	$1,301
Less: Reinsurance recoverables, net of allowance for credit losses	(171)	—	(67)	(6,473)	—	(87)
Net future policy benefit reserves, after reinsurance recoverables	$24,085	$8,860	$973	$28,171	$12,328	$1,214

The Statement of Earnings (Loss) for the three months ended March 31, 2023 and 2022, included gross premiums or assessments of $214 million and $229 million and interest accretion of $435 million and $436 million, respectively. For the three months ended March 31, 2023 and 2022, gross premiums or assessments was substantially all related to long-term care of $124 million and $123 million and life of $84 million and $98 million while interest accretion was substantially all related to long-term care of $310 million and $306 million and structured settlement annuities of $115 million and $119 million, respectively.

The Statement of Earnings (Loss) for the years ended December 31, 2022 and 2021, included gross premiums or assessments of $935 million and $967 million and interest accretion of $1,735 million and $1,730 million, respectively. For the years ended December 31, 2022 and 2021, gross premiums or assessments was substantially all related to long-term care of $490 million and $487 million and life of $415 million and $448 million while interest accretion was substantially all related to long-term care of $1,224 million and $1,194 million and structured settlement annuities of $471 million and $491 million, respectively.

The following table provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses for nonparticipating traditional contracts.

	March 31, 2023		March 31, 2022		December 31, 2022		December 31, 2021
	Undiscounted	Discounted(a)	Undiscounted	Discounted(a)	Undiscounted	Discounted(a)	Undiscounted	Discounted(a)
Long-term care
Gross premiums	$7,924	$5,105	$8,052	$5,599	$7,985	$4,918	$8,173	$6,187
Benefit payments	64,944	30,271	67,254	35,277	65,217	28,316	67,516	40,296
Structured settlement annuities
Benefit payments	19,745	9,349	20,482	10,848	19,936	8,860	20,666	12,328
Life
Gross premiums	13,537	6,104	14,676	7,311	13,754	5,916	14,579	8,275
Benefit payments	11,800	6,025	12,709	7,058	12,020	5,868	12,702	7,923
(a) Determined using the current discount rate as of March 31, 2023 and 2022 and December 31, 2022 and 2021.
2023 1Q FORM 10-Q 35

The following table provides the weighted-average durations of and weighted-average interest rates for the liability for future policy benefits.

	March 31, 2023			March 31, 2022			December 31, 2022			December 31, 2021
	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Duration (years)(a)	13.2	11.2	5.3	14.6	12.2	6.1	13.0	10.7	5.0	15.5	13.2	6.3
Interest accretion rate	5.5%	5.4%	5.1%	5.5%	5.4%	5.1%	5.5%	5.4%	4.9%	5.3%	5.5%	4.8%
Current discount rate	5.0%	5.0%	4.8%	4.0%	4.0%	3.8%	5.6%	5.5%	5.4%	3.1%	3.1%	2.6%
(a) Duration determined using the current discount rate as of March 31, 2023 and 2022 and December 31, 2022 and 2021.

We completed our annual review of future policy benefit reserves cash flow assumptions in our run-off insurance portfolio in the third quarter of 2022 and 2021. As a result of our 2022 review, we made changes to assumptions, principally related to assumed moderately higher near-term mortality related to COVID-19. Our 2021 review resulted in changes to our assumptions principally related to favorable adjustments to long-term care claim continuance and utilization, unfavorable emerging lapse experience associated with 20-year level term life policies following the end of their 20-year level premium period, and unfavorable structured settlement annuity mortality at older ages for impaired lives.

Included in Insurance losses and annuity benefits in our Statement of Earnings (Loss) for the years ended December 31, 2022 and 2021 are favorable pre-tax adjustments of $404 million and $408 million, respectively, from updating the net premium ratio after updating for actual historical experience each quarter and updating of future cash flow assumptions in the third quarter of each year. Included in these amounts for the years ended December 31, 2022 and 2021, are unfavorable adjustments of $190 million and $58 million, respectively, due to insufficient gross premiums (i.e., net premium ratio exceeded 100%), related to certain cohorts in our long-term care and life insurance portfolios in 2022 and our life portfolio in 2021. These adjustments are primarily attributable to adverse claim experience and delays in premium rate increase approvals in our long-term care insurance portfolio and moderately higher mortality experience and assumption changes related to COVID-19 in our life insurance portfolio.

At March 31, 2023 and 2022, policyholders account balances totaled $1,921 million and $2,095 million, respectively. As our insurance operations are in run-off, changes in policyholder account balances for the three months ended March 31, 2023 and 2022, are primarily attributed to surrenders, withdrawals, and benefit payments of $120 million and $115 million, partially offset by net additions from separate accounts and interest credited of $75 million and $81 million, respectively. Interest on policyholder account balances is being credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both March 31, 2023 and 2022.

At December 31, 2022 and 2021, policyholders account balances totaled $1,964 million and $2,124 million. As our insurance operations are in run-off, changes in policyholder account balances for the years ended December 31, 2022 and 2021, are primarily attributed to surrenders, withdrawals, and benefit payments of $441 million and $475 million, partially offset by net additions from separate accounts and interest credited of $271 million and $326 million, respectively. Interest on policyholder account balances is being credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both December 31, 2022 and 2021.

Reinsurance recoverables, net of allowances are included in non-current All other assets in our Statement of Financial Position, and amounted to $277 million, $255 million and $6,596 million at March 31, 2023 and December 31, 2022 and 2021, respectively. Allowances at March 31, 2023 and December 31, 2022 were insignificant and were $2,065 million at December 31, 2021.

In the third quarter of 2022, we agreed to terminate substantially all long-term care insurance exposures previously ceded to a single reinsurance company (recapture transaction) and recorded an increase to our allowance for credit losses on such reinsurance recoverables of $350 million (pre-tax) ($276 million (after-tax)) which is unrelated to changes in claim experience or projections of future policy benefit reserves. Upon closing of the recapture transaction in the fourth quarter of 2022, we received a net portfolio of investment securities with an estimated fair value of $2,396 million in complete settlement of reinsurance recoverables previously recognized under retrocession agreements with the reinsurance company, which represented substantially all of our reinsurance recoverables balance as of September 30, 2022 and recorded an incremental loss of $55 million (pre-tax) ($43 million (after-tax)).

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

Statutory accounting practices, not GAAP, determine the required statutory capital levels of our insurance legal entities. Statutory accounting practices are set forth by the National Association of Insurance Commissioners (NAIC) as well as state laws, regulation and general administrative rules and differ in certain respects from GAAP. We annually perform statutory asset adequacy testing, the results of which may affect the amount or timing of capital contributions from GE to the insurance legal entities.

2023 1Q FORM 10-Q 36

Following approval of a statutory permitted accounting practice in 2018 by our primary regulator, the Kansas Insurance Department (KID), we provided a total of $13,215 million of capital contributions to our run-off insurance subsidiaries, including $1,815 million in the first quarter of 2023. In accordance with the terms of the 2018 statutory permitted accounting practice, we expect to provide the final capital contribution of approximately $1,820 million in the first quarter of 2024, pending completion of our December 31, 2023 statutory reporting process, which includes asset adequacy testing, subject to ongoing monitoring by KID. GE is a party to capital maintenance agreements with its run-off insurance subsidiaries under which GE is required to maintain their statutory capital levels at 300% of their year-end Authorized Control Level risk-based capital requirements as defined from time to time by the NAIC.

See Notes 1 and 3 for further information related to our run-off insurance operations.

NOTE 14. POSTRETIREMENT BENEFIT PLANS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. Please refer to Note 13 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information about our plans before the Separation. In connection with the Separation, certain of these plans were split into three and net liabilities of approximately $4.0 billion associated with GE’s postretirement benefit plans were transferred to GE HealthCare. Information about the plans remaining with GE after the Separation is provided below.

DESCRIPTION OF OUR PLANS
Plan Category		Participants	Funding	Comments
Principal Pension Plans	GE Energy Pension Plan and GE Aerospace Pension Plan	Covers U.S. participants ~115,000 retirees and beneficiaries, ~50,000 vested former employees and ~16,500 active employees	Our funding policy is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws. We may decide to contribute additional amounts beyond this level.	Closed to new participants since 2012. Benefits for employees with salaried benefits were frozen effective January 1, 2021, and thereafter these employees receive increased company contributions in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan (announced October 2019).
	GE Energy Supplementary Pension Plan GE Aerospace Supplementary Pension Plan	Provides supplementary benefits to higher-level, longer-service U.S. employees	Unfunded. We pay benefits from company cash.	The annuity benefit has been closed to new participants since 2011 and has been replaced by an installment benefit (which was closed to new executives after 2020). Benefits for employees who became executives before 2011 were frozen effective January 1, 2021, and thereafter these employees accrue the installment benefit.
Other Pension Plans(a)	35 U.S. and non-U.S. pension plans with pension assets or obligations that have reached $50 million	Covers ~42,500 retirees and beneficiaries, ~29,500 vested former employees and ~8,000 active employees	Our funding policy is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws in each country. We may decide to contribute additional amounts beyond this level. We pay benefits for some plans from company cash.	In certain countries, benefit accruals have ceased and/or have been closed to new hires as of various dates.
Principal Retiree Benefit Plans	Provides health and life insurance benefits to certain eligible participants	Covers U.S. participants of Power and Renewable Energy (will be part of GE Vernova, GE's portfolio of energy businesses) and Aerospace ~93,500 retirees and dependents and ~15,500 active employees	We fund retiree health benefits on a pay-as-you-go basis and the retiree life insurance trust at our discretion.	Participants share in the cost of the healthcare benefits.
(a) Plans for Power and Renewable Energy (will be part of GE Vernova) and Aerospace that reach $50 million. Plans are not removed from the presentation unless part of a disposition or plan termination.

The components of benefit plans cost other than the service cost are included in the caption Non-operating benefit costs in our Statement of Earnings (Loss).

2023 1Q FORM 10-Q 37

PRINCIPAL PENSION PLANS	Three months ended March 31
	2023	2022
Service cost for benefits earned	$21	$49
Expected return on plan assets	(594)	(786)
Interest cost on benefit obligations	474	517
Net actuarial loss amortization and other	(172)	363
Net periodic expense (income)	(271)	143
Less discontinued operations	$—	$49
Continuing operations – net periodic expense (income)	$(271)	$94

Principal retiree benefit plans income was $36 million for the three months ended March 31, 2023 and $52 million, of which $33 million is from continuing operations, for the three months ended March 31, 2022. Other pension plans income was $29 million for the three months ended March 31, 2023 and $117 million, of which $89 million is from continuing operations, for the three months ended March 31, 2022.

We also have a defined contribution plan for eligible U.S. employees that provides employer contributions. Defined contribution plan costs were $77 million for the three months ended March 31, 2023 and $110 million, of which $79 million is from continuing operations, for the three months ended March 31, 2022.

Post Separation, we expect to pay approximately $230 million in total for benefit payments under our GE Energy Supplementary Pension Plan and GE Aerospace Supplementary Pension Plan and administrative expenses of our principal pension plans and expect to contribute approximately $100 million to other pension plans in 2023. We fund retiree health benefits on a pay-as-you-go basis and the retiree life insurance trust at our discretion. Post Separation, we would expect to contribute approximately $230 million in 2023 to fund such benefits.

NOTE 15. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities and All other liabilities primarily includes liabilities for customer sales allowances, equipment project and commercial liabilities, loss contracts, employee compensation and benefits, income taxes payable and uncertain tax positions, operating lease liabilities (see Note 6), environmental, health and safety remediations and product warranties (see Note 23). All other current liabilities increased $183 million in the three months ended March 31, 2023, primarily due to taxes payable of $175 million, sales discounts and allowances of $135 million and equipment projects and other commercial liabilities of $120 million partially offset by derivative instruments of $195 million. All other liabilities decreased $125 million in the three months ended March 31, 2023, primarily due to decreased equipment projects and other commercial liabilities of $181 million.

NOTE 16. INCOME TAXES. Our income tax rate was 4.2% and (2.5)% for the three months ended March 31, 2023 and 2022, respectively. The low tax rate for 2023 was primarily due to the unrealized gain on our investment in GE HealthCare, which is expected to be recovered tax-free. We intend to dispose of our investment in a manner consistent with the tax-free treatment confirmed in our Internal Revenue Service (IRS) ruling in connection with the spin of GE HealthCare. This was partially offset by separation income tax costs including disallowed expenses and valuation allowances related to the spin of GE HealthCare and by losses in foreign jurisdictions that are not likely to be utilized. The tax rate for 2022 reflects a tax provision on a pre-tax loss. The rate was negative primarily due to non-tax benefited asset impairment charges, losses in foreign jurisdictions that are not likely to be utilized and the net unrealized capital loss on our interest in AerCap and Baker Hughes for which the loss could not be tax benefited.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act that includes a new Corporate Alternative Minimum Tax (CAMT) based upon financial statement income, an excise tax on stock buybacks and tax incentives for energy and climate initiatives, among other provisions. The new CAMT is expected to slow but not eliminate the favorable tax impact of our deferred tax assets, resulting in higher cash tax in some years that would generate future tax benefits. The impact of CAMT will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury. We currently do not expect to incur CAMT in 2023.

The IRS is currently auditing our consolidated U.S. income tax returns for 2016-2018.

2023 1Q FORM 10-Q 38

NOTE 17. SHAREHOLDERS’ EQUITY

	Three months ended March 31
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Dividends per share in dollars)	2023	2022
Beginning balance	$(5,893)	$(4,569)
AOCI before reclasses – net of taxes of $(5) and $90	152	(181)
Reclasses from AOCI – net of taxes of $(626) and $0(a)	2,234	—
AOCI	2,387	(181)
Less AOCI attributable to noncontrolling interests	(1)	(4)
Currency translation adjustments AOCI	$(3,505)	$(4,746)

Beginning balance	$6,531	$3,646
AOCI before reclasses – net of taxes of $(13) and $25	(84)	54
Reclasses from AOCI – net of taxes of $(594) and $55(a)	(2,235)	186
AOCI	(2,319)	240
Less AOCI attributable to noncontrolling interests	(2)	2
Benefit plans AOCI	$4,214	$3,884

Beginning balance	$(1,927)	$5,172
AOCI before reclasses – net of taxes of $188 and $(801)	718	(2,993)
Reclasses from AOCI – net of taxes of $0 and $1(a)	(12)	(5)
AOCI	706	(2,998)
Investment securities and cash flow hedges AOCI	$(1,222)	$2,174

Beginning balance	$(983)	$(9,109)
AOCI before reclasses – net of taxes of $(477) and $979	(1,793)	3,682
AOCI	(1,793)	3,682
Long-duration insurance contracts AOCI	$(2,776)	$(5,427)

AOCI at March 31	$(3,289)	$(4,115)

Dividends declared per common share	$0.08	$0.08
(a)The total reclassification from AOCI included $195 million, including currency translation of $2,234 million and benefit plans of $(2,030) million, net of taxes, in three months ended March 31, 2023 related to the spin-off of GE HealthCare.

Preferred stock. GE preferred stock shares outstanding were 2,795,444 and 5,795,444 at March 31, 2023 and December 31, 2022, respectively. We redeemed $3,000 million of GE Series D preferred stock in the first quarter of 2023.

Common stock. GE common stock shares outstanding were 1,088,960,029 and 1,089,107,878 at March 31, 2023 and December 31, 2022, respectively. For further information on our common and preferred stock issuances, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 18. EARNINGS PER SHARE INFORMATION

Three months ended March 31	2023		2022
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$6,242	$6,248	$(1,224)	$(1,224)
Preferred stock dividends and other(a)	(145)	(145)	(52)	(52)
Earnings (loss) from continuing operations attributable to common shareholders	6,097	6,103	(1,276)	(1,276)
Earnings (loss) from discontinued operations	1,257	1,257	88	88
Net earnings (loss) attributable to GE common shareholders	7,354	7,360	(1,188)	(1,188)

Shares of GE common stock outstanding	1,089	1,089	1,100	1,100
Employee compensation-related shares (including stock options)	8	—	—	—
Total average equivalent shares	1,097	1,089	1,100	1,100

Earnings (loss) per share from continuing operations	$5.56	$5.60	$(1.16)	$(1.16)
Earnings (loss) per share from discontinued operations	1.15	1.15	0.08	0.08
Net earnings (loss) per share	6.71	6.76	(1.08)	(1.08)

Potentially dilutive securities(b)	38		43
(a) For the three months ended March 31, 2023, included $(30) million related to excise tax on preferred share redemption.
(b) Outstanding stock awards not included in the computation of diluted earnings (loss) per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three months ended March 31, 2023, application of this treatment had an insignificant effect. For the three months ended March 31, 2022, as a result of the loss from continuing operations, losses were not allocated to the participating securities.
2023 1Q FORM 10-Q 39

NOTE 19. OTHER INCOME (LOSS)

	Three months ended March 31
	2023	2022
Licensing and royalty income	$34	$57
Equity method income	—	38
Investment in GE HealthCare unrealized gain (loss)	6,093	—
Investment in and note with AerCap realized and unrealized gain (loss)	(195)	(1,736)
Investment in Baker Hughes realized and unrealized gain (loss)	10	1,515
Other net interest and investment income (loss)	186	93
Other items	(48)	82
Total other income (loss)	$6,081	$49

Our investment in GE HealthCare comprises 90.3 million shares (approximately 19.9% ownership interest) at March 31, 2023. Our investment in AerCap comprises 79.7 million ordinary shares (approximately 33% ownership interest) at March 31, 2023 and an AerCap senior note. During the first quarter of 2023, we received total proceeds of $1,808 million from the sale of AerCap shares. During the first quarter of 2023, we received proceeds of $216 million from the sale of Baker Hughes shares and have now fully monetized our position.

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

	Three months ended March 31
RESTRUCTURING AND OTHER CHARGES	2023	2022
Workforce reductions	$66	$13
Plant closures & associated costs and other asset write-downs	82	26
Acquisition/disposition net charges and other	12	9
Total restructuring and other charges	$161	$48

Cost of equipment/services	$36	$27
Selling, general and administrative expenses	125	25
Other (income) loss	—	(3)
Total restructuring and other charges	$161	$48

Aerospace	$4	$5
Renewable Energy	65	6
Power	19	34
Corporate	72	3
Total restructuring and other charges	$161	$48
Restructuring and other charges cash expenditures	$137	$127

An analysis of changes in the liability for restructuring follows.

	2023	2022
Balance at January 1	$977	$825
Additions	86	9
Payments	(87)	(115)
Effect of foreign currency and other	—	(9)
Balance at March 31(a)	$976	$710
(a) Includes actuarial determined post-employment severance benefits reserve of $353 million and $322 million as of March 31, 2023 and 2022, respectively. Also includes $64 million reserve in discontinued operations related to a GE technology contract which is indemnified by GE HealthCare as of March 31, 2023.

2023 1Q FORM 10-Q 40

For the three months ended March 31, 2023, restructuring and other initiatives primarily included exit activities related to the restructuring program announced in the fourth quarter of 2022 reflecting lower Corporate shared-service and footprint needs as a result of the GE HealthCare spin-off. It also includes exit activities associated with the plan announced in the fourth quarter of 2022 to undertake a restructuring program across our businesses planned to be part of GE Vernova, primarily reflecting the selectivity strategy to operate in fewer markets and to simplify and standardize product variants at Renewable Energy. We recorded total charges of $161 million, consisting of $75 million primarily in non-cash impairment, accelerated depreciation and other charges, not reflected in the table above, and $86 million primarily in employee workforce reduction and contract related charges, which are reflected in the table above. We incurred $137 million in cash outflows related to restructuring actions, primarily for employee severance payments.

For the three months ended March 31, 2022, restructuring and other initiatives primarily included exit activities at our Power business related to our new coal build wind-down actions announced in the third quarter of 2021, which included the exit of certain product lines, closing certain manufacturing and office facilities, and workforce reduction programs. We recorded total charges of $48 million, consisting of $39 million primarily in non-cash impairment, accelerated depreciation and other charges, not reflected in the table above, and $9 million primarily in employee workforce reduction charges, which are reflected in the table above. We incurred $127 million in cash outflows related to restructuring actions, primarily for employee severance payments.

SEPARATION COSTS. In November 2021, the company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aviation, healthcare, and energy. As a result of this plan, we expect to incur separation, transition, and operational costs, which will depend on specifics of the transactions.

For the three months ended March 31, 2023, we incurred pre-tax separation expense of $205 million and paid $204 million in cash primarily related to employee costs, professional fees, costs to establish certain stand-alone functions and information technology systems, and other transformation and transaction costs to transition to three stand-alone public companies. These costs are presented as separation costs in our consolidated Statement of Earnings (Loss). In addition, we incurred $56 million of net tax expense, including taxes associated with planned legal entity restructuring and changes to indefinite reinvestment of foreign earnings. For the three months ended March 31, 2022, we incurred pre-tax separation costs of $99 million, spent $3 million in cash, and recognized $24 million of net tax expense related to separation activities.

As discussed in Note 2, GE completed the previously announced separation of its HealthCare business into a separate, independent publicly traded company, GE HealthCare Technologies Inc. (GE HealthCare). As a result, pre-tax separation costs specifically identifiable to GE HealthCare are now reflected in discontinued operations. We incurred $20 million in pre-tax costs and recognized $4 million of tax benefits for both the three months ended March 31, 2023 and 2022, and spent $85 million in cash related to GE HealthCare for the three months ended March 31, 2023.

NOTE 21. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

		March 31, 2023		December 31, 2022
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,427	$2,275	$2,557	$2,418
Liabilities	Borrowings (Note 11)	$22,421	$21,586	$24,059	$22,849
	Investment contracts (Note 13)	1,667	1,736	1,708	1,758

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

2023 1Q FORM 10-Q 41

FAIR VALUE OF DERIVATIVES	March 31, 2023			December 31, 2022
	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities
Currency exchange contracts	$4,648	$138	$100	$5,112	$132	$146
Derivatives accounted for as hedges	$4,648	$138	$100	$5,112	$132	$146

Currency exchange contracts	$58,595	$917	$871	$51,885	$946	$1,082
Interest rate contracts	30	—	—	43	—	1
Other contracts	652	154	9	858	197	13
Derivatives not accounted for as hedges	$59,277	$1,071	$880	$52,786	$1,143	$1,095

Gross derivatives	$63,925	$1,208	$980	$57,898	$1,275	$1,241

Netting and credit adjustments		$(756)	$(755)		$(821)	$(820)
Net derivatives recognized in statement of financial position		$452	$225		$454	$420

FAIR VALUE HEDGES. As of March 31, 2023, all fair value hedges were terminated due to exposure management actions, including debt maturities. Gains (losses) associated with the terminated hedging relationships will continue to amortize into interest expense until the hedged borrowings mature. The cumulative amount of hedging adjustments of $1,226 million (all on discontinued hedging relationships) was included in the carrying amount of the previously hedged liability of $8,817 million. At March 31, 2022, the cumulative amount of hedging adjustments of $1,931 million (including $2,011 million on discontinued hedging relationships) was included in the carrying amount of the previously hedged liability of $15,636 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES

Gain (loss) recognized in AOCI	Three months ended March 31
	2023	2022
Cash flow hedges(a)	$28	$(47)
Net investment hedges(b)	(62)	112
(a) Primarily related to currency exchange contracts.
(b) The carrying value of foreign currency debt designated as net investment hedges was $3,398 million and $3,934 million as of March 31, 2023 and 2022, respectively. The total reclassified from AOCI into earnings was zero for both the three months ended March 31, 2023 and 2022.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The total amount in AOCI related to cash flow hedges of forecasted transactions was a $25 million loss as of March 31, 2023. We expect to reclassify $8 million of loss to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. As of March 31, 2023, the maximum term of derivative instruments that hedge forecasted transactions was approximately 12 years.

The table below presents the gains (losses) of our derivative financial instruments in the Statement of Earnings (Loss):

	Three months ended March 31, 2023				Three months ended March 31, 2022
	Revenues	Interest Expense	SG&A	Other(a)	Revenues	Interest Expense	SG&A	Other(a)
	$14,486	$269	$2,142	$16,810	$12,675	$387	$2,725	$9,823

Effect of cash flow hedges	$1	$(2)	$—	$(2)	$3	$(7)	$—	$(32)

Hedged items						78
Derivatives designated as hedging instruments						(87)
Effect of fair value hedges						$(9)

Currency exchange contracts	$2	$—	$76	$(47)	$1		$(68)	$(81)
Interest rate, commodity and equity contracts(b)		—	39	(11)	1		(37)	15
Effect of derivatives not designated as hedges	$2	$—	$115	$(58)	$1	$—	$(105)	$(66)
(a) Amounts are inclusive of cost of sales and other income (loss).
(b) SG&A was primarily driven by hedges of deferred incentive compensation, and hedges of remeasurement of monetary assets and liabilities. These hedging programs were to offset the earnings impact of the underlying.
2023 1Q FORM 10-Q 42

COUNTERPARTY CREDIT RISK. Our exposures to counterparties were $325 million and $306 million at March 31, 2023 and December 31, 2022, respectively. Counterparties' exposures to our derivative liability were $170 million and $365 million at March 31, 2023 and December 31, 2022, respectively.

NOTE 22. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $404 million and $401 million and liabilities of $192 million and $206 million at March 31, 2023 and December 31, 2022, respectively, in consolidated Variable Interest Entities (VIEs). These entities were created to help our customers facilitate or finance the purchase of GE equipment and services and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $6,088 million and $5,917 million at March 31, 2023 and December 31, 2022, respectively. Of these investments, $1,462 million and $1,481 million were owned by EFS, comprising equity method investments, primarily renewable energy tax equity investments, at March 31, 2023 and December 31, 2022, respectively. In addition, $4,411 million and $4,219 million were owned by our run-off insurance operations, primarily comprising equity method investments at March 31, 2023 and December 31, 2022, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 23.

NOTE 23. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. We had total investment commitments of $3,966 million at March 31, 2023. The commitments primarily comprise investments by our run-off insurance operations in investment securities and other assets of $3,868 million and included within these commitments are obligations to make investments in unconsolidated VIEs of $3,761 million. See Note 22 for further information.

As of March 31, 2023, in our Aerospace segment, we have committed to provide financing assistance of $2,390 million of future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. Indemnification agreements - Discontinued Operations. Following the Separation of GE HealthCare on January 3, 2023, GE has remaining performance and bank guarantees on behalf of its former HealthCare business. Under the Separation Distribution Agreement (SDA) entered into by the Company and GE HealthCare in connection with the Separation, GE HealthCare is obligated to use reasonable best efforts to replace GE as the guarantor on or terminate all such credit support instruments. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligor(s), GE could be obligated to make payments under the applicable instruments. Under the SDA, GE HealthCare is obligated to reimburse and indemnify GE for any such payments. As of March 31, 2023, GE’s maximum aggregate exposure under such credit support instruments was $76 million. Most of these guarantees are not expected to remain in effect as of December 31, 2023. GE also has obligations under the Transition Services Agreement to indemnify GE HealthCare for certain of its technology costs of $70 million, which are expected to be incurred by GE HealthCare within the first year following the Separation and are fully reserved, and under the Tax Matters Agreement to indemnify GE HealthCare for certain tax costs of $47 million, which are fully reserved. In addition, we have provided specific indemnities to other buyers of assets of our business that, in the aggregate, represent a maximum potential claim of $706 million with related reserves of $76 million.

Indemnification agreements – Continuing Operations. GE has obligations under the Tax Matters Agreement to indemnify GE HealthCare for certain tax costs and other indemnifications of $49 million, which are fully reserved. In addition, we have $520 million of other indemnification commitments, including representations and warranties in sales of business assets, for which we recorded a liability of $78 million.

For information on credit support agreements, see our Annual Report on Form 10-K for the year ended December 31, 2022.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,932 million and $1,960 million at March 31, 2023 and December 31, 2022, respectively.

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 24 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022; refer to that discussion for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.
2023 1Q FORM 10-Q 43

Alstom legacy legal matters. In 2015, we acquired the Steam Power, Renewables and Grid businesses from Alstom, which prior to our acquisition were the subject of significant cases involving anti-competitive activities and improper payments. We had reserves of $420 million and $455 million at March 31, 2023 and December 31, 2022, respectively, for legal and compliance matters related to the legacy business practices that were the subject of cases in various jurisdictions. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the reserve established. The estimation of this reserve may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this reserve. Factors that can affect the ultimate amount of losses associated with these and related matters include the way cooperation is assessed and valued, prosecutorial discretion in the determination of damages, formulas for determining disgorgement, fines or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. At March 31, 2023, approximately 86% of the Bank BPH portfolio is indexed to or denominated in foreign currencies (primarily Swiss francs), and the total portfolio had a carrying value, net of reserves, of $1,126 million. We continue to observe an increase in the number of lawsuits being brought against Bank BPH and other banks in Poland by current and former borrowers, and we expect this to continue in future reporting periods.

We estimate potential losses for Bank BPH in connection with borrower litigation cases that are pending by recording legal reserves, as well as in connection with potential future cases or other adverse developments as part of our ongoing valuation of the Bank BPH portfolio, which we record at the lower of cost or fair value, less cost to sell. At March 31, 2023, the total amount of estimated losses was $1,540 million. We update our assumptions underlying the amount of estimated losses based primarily on the number of lawsuits filed and estimated to be filed in the future, whether liability will be established in lawsuits and the nature of the remedy ordered by courts if liability is established. The increase in the amount of estimated losses during the first quarter of 2023 was driven primarily by increased findings of liability and increases in the number of lawsuits filed. We expect the trends we have previously reported of an increasing number of lawsuits being filed and estimated to be filed in the future, more findings of liability and more severe remedies being ordered against Polish banks (including Bank BPH) to continue in future reporting periods, although Bank BPH is unable at this time to develop a meaningful estimate of reasonably possible losses associated with active and inactive Bank BPH mortgage loans beyond the amounts currently recorded. Additional factors may also affect our estimated losses over time, including: potentially significant judicial decisions or binding resolutions by the European Court of Justice (ECJ) or the Polish Supreme Court; the impact of any of these or other future or recent decisions or resolutions (including an expected ECJ ruling that could adversely impact the remedy cost to Polish banks upon a finding of liability and encourage more borrower lawsuits) on how Polish courts will interpret and apply the law in particular cases and how borrower behavior may change in response, neither of which are known immediately upon the issuance of a decision or resolution; financial, economic and other conditions in Poland that may adversely affect borrowers; uncertainty related to a proposal by the Chairman of the Polish Financial Supervisory Authority in December 2020 that banks voluntarily offer borrowers an opportunity to convert their foreign currency indexed or denominated mortgage loans to Polish zlotys using an exchange rate applicable at the date of loan origination, and about the success of the various settlement strategies or other approaches that Polish banks have increasingly adopted or will adopt, or that Bank BPH may adopt in the future, in response to this proposal, regulatory encouragement or other factors, the approaches that regulators and other government authorities will adopt in response, the receptivity of borrowers to settlement offers; the financial and capital impact on banks that adopt settlement programs; the ability of banks, including Bank BPH, to continue collecting installment payments under existing loans, including principal, interest and foreign exchange margins; the ability of banks, including Bank BPH, to recover from borrowers the original principal amount of loans invalidated by Polish courts; and any potential legislation that may be passed in Poland relating to foreign exchange indexed or denominated mortgage loans. In addition, there is continued uncertainty arising from investigations of the Polish Office of Competition and Consumer Protection (UOKiK), including existing or anticipated UOKiK and court decisions resulting from those investigations, particularly UOKiK's investigation into the adequacy of disclosure of foreign exchange risk by banks (including Bank BPH) and the legality under Polish law of unlimited foreign exchange risk on customers. Future changes related to any of the foregoing or in Bank BPH's approach, or other adverse developments such as actions by regulators, legislators or other governmental authorities (including UOKiK), likely would have a material adverse effect on Bank BPH as well as result in additional required capital contributions to Bank BPH or significant losses beyond the amounts that we currently estimate.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. For further information about environmental, health and safety matters, see our Annual Report on Form 10-K for the year ended December 31, 2022.
2023 1Q FORM 10-Q 44

EXHIBITS

Exhibit 2. Separation and Distribution Agreement, dated November 7, 2022 by and between General Electric Company and GE HealthCare Technologies Inc. (f/k/a GE Healthcare Holding LLC), as amended (Incorporated by reference to Exhibit 2.1 to GE's Current Report on Form 8-K, dated January 4, 2023 (Commission file no. 001-00035)).†

Exhibit 10(a). Form of Agreement of Stock Option Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of March 2023.*
Exhibit 10(b). Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of March 2023.*
Exhibit 10(c). Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of March 2023.*
Exhibit 10(d). Tax Matters Agreement, dated as of January 2, 2023, by and between General Electric Company and GE HealthCare Technologies Inc. (f/k/a GE Healthcare Holding LLC) (Incorporated by reference to Exhibit 10.1 to GE's Current Report on Form 8-K, dated January 4, 2023 (Commission file no. 001-00035)).†

Exhibit 11. Computation of Per Share Earnings. Data is provided in Note 18 of this Report.*
Exhibit 31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350.*
Exhibit 101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three months ended March 31, 2023 and 2022, (ii) Statement of Financial Position at March 31, 2023 and December 31, 2022, (iii) Statement of Cash Flows for the three months ended March 31, 2023 and 2022, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (v) Statement of Changes in Shareholders' Equity for the three months ended March 31, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed electronically herewith
†Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	20-44
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12, 42
Item 4.	Controls and Procedures	19
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	43-44
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	45
Signatures		45
(a) For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2023	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer
2023 1Q FORM 10-Q 45