Form 10-Q
period 2023-06-30
GENERAL ELECTRIC CO
filed 2023-07-25
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-00035
GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

New York			14-0689340
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

One Financial Center, Suite 3700	Boston	MA	02111
(Address of principal executive offices)			(Zip Code)
(Registrant’s telephone number, including area code) (617) 443-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GE	New York Stock Exchange
0.875% Notes due 2025	GE 25	New York Stock Exchange
1.875% Notes due 2027	GE 27E	New York Stock Exchange
1.500% Notes due 2029	GE 29	New York Stock Exchange
7 1/2% Guaranteed Subordinated Notes due 2035	GE /35	New York Stock Exchange
2.125% Notes due 2037	GE 37	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,088,378,193 shares of common stock with a par value of $0.01 per share outstanding at June 30, 2023.

FORWARD-LOOKING STATEMENTS. Our public communications and SEC filings may contain statements related to future, not past, events. These forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range." Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about planned and potential transactions, including our plan to pursue a spin-off of our portfolio of energy businesses that are planned to be combined as GE Vernova; the impacts of macroeconomic and market conditions and volatility on our business operations, financial results and financial position and on the global supply chain and world economy; our expected financial performance, including cash flows, revenues, organic growth, margins, earnings and earnings per share; impacts related to the COVID-19 pandemic; our de-leveraging plans, including leverage ratios and targets, the timing and nature of actions to reduce indebtedness and our credit ratings and outlooks; our funding and liquidity; our businesses’ cost structures and plans to reduce costs; restructuring, goodwill impairment or other financial charges; or tax rates.

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
•the status of the ongoing recovery from the impact of the COVID-19 pandemic, including impacts of virus variants and resurgences, and of government, business and individual responses, and in particular any adverse impacts to the aviation industry and its participants;
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
•market developments or customer actions that may affect demand and the financial performance of major industries and customers we serve, such as demand for air travel and other aviation industry dynamics; pricing, cost, volume and the timing of investment by customers or industry participants and other factors in renewable energy markets; conditions in key geographic markets; technology developments; and other shifts in the competitive landscape for our products and services;
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
2023 2Q FORM 10-Q 3

ABOUT GENERAL ELECTRIC. General Electric Company (General Electric, GE or the Company) is a high-tech industrial company that operates worldwide through its three segments, Aerospace, Renewable Energy, and Power. Our products include commercial and defense aircraft engines and systems; wind and other renewable energy generation equipment and grid solutions; and gas, steam, nuclear and other power generation equipment. We have significant global installed bases of equipment across these sectors, and services to support these products are also an important part of our business alongside new equipment sales.

In November 2021, we announced a strategic plan to form three industry-leading, global, investment-grade public companies from (i) our Aerospace business, (ii) our portfolio of energy businesses, including our Renewable Energy and Power businesses, which we plan to combine and refer to as GE Vernova, and (iii) our former HealthCare business. In July 2022, we announced the new brand names for our three planned future companies: GE Aerospace, GE HealthCare and GE Vernova. For purposes of this report, we refer to our reporting segments as Aerospace, Renewable Energy and Power. The composition of these reporting segments is unchanged. On January 3, 2023, we completed the separation of the HealthCare business from GE through the spin-off of GE HealthCare Technologies Inc. (GE HealthCare). In the spin-off, GE made a pro-rata distribution of approximately 80.1% of the shares of GE HealthCare’s common stock to GE shareholders, retaining approximately 19.9% of GE HealthCare common stock. Following the disposition of 28.8 million shares in the second quarter of 2023, GE now owns approximately 13.5% of GE HealthCare common stock.

The historical results of GE HealthCare and certain assets and liabilities included in the spin-off are now reported in GE's consolidated financial statements as discontinued operations. We continue to refer to our reporting segments of Renewable Energy and Power, each of which are expected to become GE Vernova businesses, reflecting the organization and management of these businesses within GE today. Additionally, on January 1, 2023, we adopted Accounting Standards Update No. 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. See Note 13 for further information.

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

CONSOLIDATED RESULTS
SECOND QUARTER 2023 RESULTS. Total revenues were $16.7 billion, up $2.6 billion for the quarter, driven primarily by increases at Aerospace and Renewable Energy.

Continuing earnings (loss) per share was $0.91. Excluding the results from our run-off Insurance business, gains (losses) on retained and sold ownership interests, non-operating benefit costs, Russia and Ukraine charges, separation costs and restructuring costs, Adjusted earnings per share* was $0.68. For the three months ended June 30, 2023, profit margin was 8.3% and profit was up $2.4 billion, primarily due to an increase in gains on retained and sold ownership interests of $1.9 billion, an increase in segment profit of $0.4 billion, an increase in non-operating benefit income of $0.3 billion and a decrease in interest and other financial charges of $0.1 billion. These increases were partially offset by Russia and Ukraine charges of $0.2 billion, an increase in restructuring and other charges of $0.1 billion and an increase in separation costs of $0.1 billion. Adjusted organic profit* increased $0.4 billion, driven primarily by increases at Aerospace and Renewable Energy.

Cash flows from operating activities (CFOA) were $0.5 billion and $(0.4) billion for the six months ended June 30, 2023 and 2022, respectively. CFOA increased primarily due to an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained and sold ownership interests in GE HealthCare, AerCap and Baker Hughes) and a decrease in cash used for working capital, which includes certain separation cash expenditures. Free cash flows* (FCF) were $0.5 billion and $(1.0) billion for the six months ended June 30, 2023 and 2022, respectively. FCF* increased primarily due to the same reasons as noted for CFOA above, after adjusting for an increase in separation cash expenditures, which are excluded from FCF*. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

Remaining performance obligation (RPO) includes unfilled customer orders for equipment, excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. Services RPO includes the estimated life of contract sales related to long-term service agreements which remain unsatisfied at the end of the reporting period, the estimated amount of unsatisfied performance obligations for time and material agreements, material services agreements, spare parts under purchase order, multi-year maintenance programs and other services agreements, excluding any order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 8 for further information.
*Non-GAAP Financial Measure
2023 2Q FORM 10-Q 4

RPO	June 30, 2023	December 31, 2022
Equipment	$53,538	$44,198
Services	192,249	192,385
Total RPO	$245,787	$236,582
As of June 30, 2023, RPO increased $9.2 billion (4%) from December 31, 2022, primarily at Renewable Energy, from new orders at Grid, a new Offshore Wind project in the U.S. and orders exceeding revenue at Onshore Wind; at Aerospace, from an increase in Commercial and Defense orders; and at Power, driven by increases at Gas Power and Power Conversion equipment.

REVENUES	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Equipment revenues	$6,688	$5,266	$11,976	$9,874
Services revenues	9,163	8,096	17,571	15,397
Insurance revenues	847	766	1,639	1,530
Total revenues	$16,699	$14,127	$31,185	$26,802
For the three months ended June 30, 2023, total revenues increased $2.6 billion (18%). Equipment revenues increased, primarily at Aerospace, due to an increase in commercial install and spare engine unit shipments, and at Renewable Energy, due to higher equipment revenue across all businesses; partially offset by a decrease at Power, due to lower Aeroderivative shipments and a reduction in Steam Power equipment due to the ongoing exit of new build coal. Services revenues increased, primarily at Aerospace, due to increased commercial spare part shipments and internal shop visit volume, and higher prices, and at Power, due to growth in Gas Power services.
Excluding the change in Insurance revenues, the net effects of acquisitions and dispositions and the effects of a weaker U.S. dollar, organic revenues* increased $2.5 billion (19%), with equipment revenues up $1.5 billion (28%) and services revenues up $1.1 billion (13%). Organic revenues* increased at Aerospace and Renewable Energy, partially offset by a decrease at Power.

For the six months ended June 30, 2023, total revenues increased $4.4 billion (16%). Equipment revenues increased, primarily at Aerospace, due to an increase in commercial install and spare engine unit shipments and at Renewable Energy, due to higher equipment revenue at Offshore Wind associated with Haliade-X ramp up as well as at Grid. Services revenues increased, primarily at Aerospace, due to increased commercial spare part shipments and internal shop visit volume, and higher prices, and at Power, due to growth in Gas Power services, partially offset by a decrease at Renewable Energy, due to fewer repower unit deliveries at Onshore Wind.
Excluding the change in Insurance revenues, the net effects of acquisitions and dispositions and the effects of a weaker U.S. dollar, organic revenues* increased $4.6 billion (18%), with equipment revenues up $2.3 billion (24%) and services revenues up $2.2 billion (14%). Organic revenues* increased at Aerospace, Renewable Energy and Power.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended June 30		Six months ended June 30
(Per-share in dollars and diluted)	2023	2022	2023	2022
Continuing earnings (loss) attributable to GE common shareholders	$996	$(1,201)	$7,099	$(2,476)
Continuing earnings (loss) per share	$0.91	$(1.09)	$6.46	$(2.25)
For the three months ended June 30, 2023, continuing earnings increased $2.2 billion primarily due to an increase in gains on retained and sold ownership interests of $1.9 billion, an increase in segment profit of $0.4 billion, an increase in non-operating benefit income of $0.3 billion and a decrease in interest and other financial charges of $0.1 billion. These increases were partially offset by Russia and Ukraine charges of $0.2 billion, an increase in provision for income tax of $0.2 billion, an increase in restructuring and other charges of $0.1 billion and an increase in separation costs of $0.1 billion. Adjusted earnings* was $0.7 billion, an increase of $0.4 billion. Profit margin was 8.3%, an increase from (6.8)%. Adjusted profit* was $1.4 billion, an increase of $0.4 billion organically*, due to increases at Aerospace and Renewable Energy. Adjusted profit margin* was 8.8%, an increase of 160 basis points organically*.

For the six months ended June 30, 2023, continuing earnings increased $9.6 billion, primarily due to an increase in gains on retained and sold ownership interests of $8.0 billion, an increase in segment profit of $0.9 billion, the nonrecurrence of the Steam asset sale impairment of $0.8 billion, an increase in non-operating benefit income of $0.6 billion and a decrease in interest and other financial charges of $0.2 billion. These increases were partially offset by an increase in provision for income tax of $0.4 billion, an increase in restructuring and other charges of $0.2 billion and an increase in separation costs of $0.2 billion. Adjusted earnings* were $1.0 billion, an increase of $0.8 billion. Profit margin was 25.3%, an increase from (8.0)%. Adjusted profit* was $2.3 billion, an increase of $1.0 billion organically*, due to increases at Aerospace, Renewable Energy and Power. Adjusted profit margin* was 7.7%, an increase of 240 basis points organically*.

We continue to experience inflation pressure in our supply chain, as well as delays in sourcing key materials needed for our products and skilled labor shortages. This has delayed our ability to convert RPO to revenue and negatively impacted our profit margins. While we expect the impact of inflation to continue to be challenging, we have taken and continue to take actions to limit this pressure, including lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. Also, because we operate in many countries around the world, we are subject to complex global geopolitical forces. Due to an expansion of U.S. sanctions related to the ongoing Russia and Ukraine conflict, we recorded a charge of $0.2 billion in the three months ended June 30, 2023, primarily related to our Power segment, and as a result our remaining net asset exposure to Russia is not material.
*Non-GAAP Financial Measure
2023 2Q FORM 10-Q 5

SEGMENT OPERATIONS. Refer to the revised portions of our 2022 Form 10-K on Form 8-K as filed on April 25, 2023 for further information regarding our determination of segment profit for continuing operations and for our allocations of corporate costs to our segments.

SUMMARY OF REPORTABLE SEGMENTS	Three months ended June 30			Six months ended June 30
	2023	2022	V %	2023	2022	V %
Aerospace	$7,860	$6,127	28%	$14,841	$11,730	27%
Renewable Energy	3,849	3,099	24%	6,687	5,970	12%
Power	4,152	4,202	(1)%	7,971	7,703	3%
Total segment revenues	15,861	13,428	18%	29,499	25,403	16%
Corporate	839	699	20%	1,686	1,399	21%
Total revenues	$16,699	$14,127	18%	$31,185	$26,802	16%

Aerospace	$1,479	$1,148	29%	$2,805	$2,057	36%
Renewable Energy	(359)	(419)	14%	(773)	(853)	9%
Power	377	320	18%	453	383	18%
Total segment profit (loss)	1,497	1,050	43%	2,484	1,587	57%
Corporate(a)	(199)	(1,710)	90%	5,257	(3,129)	F
Interest and other financial charges	(254)	(353)	28%	(511)	(724)	29%
Non-operating benefit income (cost)	402	101	F	787	206	F
Benefit (provision) for income taxes	(393)	(222)	(77)%	(714)	(298)	U
Preferred stock dividends	(58)	(67)	13%	(204)	(119)	(71)%
Earnings (loss) from continuing operations attributable to GE common shareholders	996	(1,201)	F	7,099	(2,476)	F
Earnings (loss) from discontinued operations attributable to GE common shareholders	(1,019)	252	U	238	339	(30)%
Net earnings (loss) attributable to GE common shareholders	$(23)	$(949)	98%	$7,337	$(2,137)	F
(a) Includes interest and other financial charges of $13 million and $15 million and $25 million and $32 million; and benefit for income taxes of $60 million and $61 million and $111 million and $108 million related to EFS within Corporate for the three and six months ended June 30, 2023 and 2022, respectively.

GE AEROSPACE. Our results in the second quarter of 2023 reflect continued growth in demand for commercial air travel. A key underlying driver of our commercial engine and services business is global commercial departures, which improved 21% during the second quarter of 2023 compared to the second quarter of 2022, and now stands at approximately 98% of 2019 levels.

The air traffic growth trends vary by region given economic conditions, airline competition and government regulations. Consistent with industry projections, we estimate air traffic to grow in line with the global economic conditions. We are in frequent dialogue with our airline, airframe, and maintenance, repair and overhaul customers about the outlook for commercial air travel, new aircraft production, fleet retirements, and after-market services, including shop visit and spare parts demand.

As it relates to the defense environment, we continue to forecast strong demand creating future growth opportunities for our Defense business (previously referred to as our Military business). The U.S. Department of Defense and foreign governments have continued flight operations and have allocated budgets to upgrade and modernize their existing fleets, including support for next generation large-combat engine architecture such as Aerospace’s XA100 program.

We increased our Commercial and Defense engine sales in the second quarter of 2023 compared to units in the first quarter of 2023. Global material availability and skilled labor shortages continue to cause disruptions for us and our suppliers and have impacted our production and delivery. We continue to partner with our customers on future production rates. Aerospace is proactively managing the impact of inflationary pressure by deploying lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. We expect the impact of inflation will continue, and we are taking actions to mitigate the impact.

Total engineering, comprising company, customer and partner-funded and nonrecurring engineering costs, increased compared to the prior year. We remain committed to investing in developing and maturing technologies that enable a more sustainable future of flight.
Notably, CFM’s Revolutionary Innovation for Sustainable Engines (RISE) program represents our single largest efficiency step change, aiming to reduce fuel consumption and CO2 emissions by at least 20% compared to today’s most efficient engines. We continue to take actions to serve our customers as demand in the global airline industry increases. Our deep history of innovation and technology leadership and a commercial and defense engine installed base, including units produced by joint ventures, of approximately 67,000 units, with approximately 12,300 units under long-term service agreements, represents strong long-term fundamentals. We believe Aerospace is well-positioned to drive long-term profitable growth and higher cash generation over time.
2023 2Q FORM 10-Q 6

	Three months ended June 30		Six months ended June 30
Sales in units, except where noted	2023	2022	2023	2022
Commercial Engines(a)	543	355	1,024	698
LEAP Engines(b)	419	226	785	465
Defense Engines	228	131	308	315
Spare Parts Rate(c)	$32.6	$23.5	$31.8	$23.1
(a) Commercial Engines now includes Business Aviation and Aeroderivative units for all periods presented.
(b) LEAP engines are subsets of commercial engines.
(c) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

RPO	June 30, 2023	December 31, 2022
Equipment	$15,146	$13,748
Services	121,723	121,511
Total RPO	$136,869	$135,260

SEGMENT REVENUES AND PROFIT	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Commercial Engines & Services	$5,700	$4,306	$10,894	$8,159
Defense	1,342	1,096	2,359	2,132
Systems & Other	818	725	1,587	1,439
Total segment revenues	$7,860	$6,127	$14,841	$11,730

Equipment	$2,533	$1,757	$4,507	$3,411
Services	5,327	4,370	10,334	8,319
Total segment revenues	$7,860	$6,127	$14,841	$11,730

Segment profit	$1,479	$1,148	$2,805	$2,057
Segment profit margin	18.8%	18.7%	18.9%	17.5%

For the three months ended June 30, 2023, segment revenues were up $1.7 billion (28%) and segment profit was up $0.3 billion (29%).
Revenues increased $1.7 billion (28%) organically*. Commercial Services revenues increased, primarily due to increased commercial spare part shipments and internal shop visit volume, and higher prices, partially offset by the nonrecurrence of prior year net favorable changes in estimated profitability for its long-term service agreements. Commercial Engines revenues increased, primarily driven by 188 more commercial install and spare engine unit shipments, including 193 more LEAP units versus the prior year. Defense revenues increased, primarily due to 97 more engine shipments than the prior year, and growth in services.
Profit increased $0.3 billion (26%) organically*, primarily due to increased commercial spare part shipments and internal shop visit volume, and higher prices. These increases in profit were partially offset by additional growth investment, inflation in our supply chain, product mix and the nonrecurrence of prior year net favorable changes in estimated profitability of long-term service agreements.
For the six months ended June 30, 2023, segment revenues were up $3.1 billion (27%) and segment profit was up $0.7 billion (36%).
RPO as of June 30, 2023 increased $1.6 billion (1%) from December 31, 2022, due to an increase in Commercial and Defense equipment orders since December 31, 2022.
Revenues increased $3.1 billion (27%) organically*. Commercial Services revenues increased, primarily due to increased commercial spare part shipments and internal shop visit volume, and higher prices. Commercial Engines revenues increased, primarily driven by 326 more commercial install and spare engine unit shipments, including 320 more LEAP units versus the prior year. Defense revenues increased, primarily due to product mix and growth in services, partially offset by 7 fewer engine shipments than the prior year.
Profit increased $0.7 billion (34%) organically*, primarily due to increased commercial spare part shipments and internal shop visit volume, and higher prices. These increases in profit were partially offset by additional growth investment, inflation in our supply chain and product mix.

RENEWABLE ENERGY – will be part of GE Vernova. During the three months ended June 30, 2023, the segment experienced higher orders and revenue from increased demand at Grid in Europe, Onshore Wind in North America, and Offshore Wind. The recently enacted Inflation Reduction Act of 2022 (IRA) introduces new and extends existing tax incentives for at least 10 years. It is expected to resolve recent U.S. policy uncertainty that resulted in project delays and deferral of customer investments in Onshore Wind and increase near- and longer-term demand in the U.S. for onshore and offshore wind projects. Included in our RPO of $40.4 billion at June 30, 2023 are service agreements on slightly less than half of our onshore wind turbine installed base of approximately 54,000 units. While the offshore wind industry continues to expect global growth through the decade, cost pressures and the ability to compete with the rapid pace of innovation and ramp up of production of new larger turbines remain key challenges. Our Grid Solutions business is positioned to support grid expansion and modernization needs globally.

*Non-GAAP Financial Measure
2023 2Q FORM 10-Q 7

At Onshore Wind, we are focused on improving our overall quality and fleet availability through reducing product variants and deploying repairs and other corrective measures across the fleet. We intend to operate in fewer markets and focus on those markets with better pricing and margins. Concurrently, we are undertaking a restructuring program to reduce our operating costs. Our financial results are dependent on costs to address fleet availability and quality at Onshore Wind and the execution of cost reduction initiatives and pricing actions to mitigate the inflationary environment across all our businesses. Furthermore, we are observing the favorable impact of IRA benefits that reduce product costs as qualifying turbines manufactured in the U.S. in 2023 are delivered. Approximately half of Onshore Wind’s equipment RPO is associated with U.S. projects where we expect to receive IRA benefits.

New product introductions, such as our 3 MW and 5 MW Onshore units, and our 12-14 MW Haliade-X Offshore units, account for a large portion of our RPO in Onshore and Offshore Wind. Improving onshore fleet availability and reducing the cost of new product platforms and blade technologies remain key priorities. We are also focused on our production and supply chain capabilities at Offshore Wind given the complexity and challenging nature of these large new product introductions and are closely monitoring our initial Haliade-X projects, as further cost and execution challenges could result in future project charges.

At Grid, we are experiencing strong European demand for High Voltage Direct Current (HVDC) solutions and are securing our position in the rapid growth offshore and onshore interconnection markets. Our HVDC transmission products help customers meet the 2GW HVDC solution standard, and we are developing new technology that solves for a denser, more resilient, stable and efficient electric grid; a grid with lower future greenhouse gas emissions. We also benefited from higher growth in orders from other transmission and grid automation related products within our Grid Solutions business.

	Three months ended June 30		Six months ended June 30
Sales in units, except where noted	2023	2022	2023	2022
Wind Turbines	647	561	1,052	1,063
Wind Turbine Gigawatts	2.4	1.9	3.9	3.6
Repower units	79	124	129	275

RPO	June 30, 2023	December 31, 2022
Equipment(a)	$27,652	$20,142
Services	12,762	12,688
Total RPO	$40,414	$32,830
(a) Includes $6.5 billion and $5.3 billion related to Offshore Wind at June 30, 2023 and December 31, 2022, respectively.

SEGMENT REVENUES AND PROFIT	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Onshore Wind	$2,316	$2,052	$3,817	$3,958
Grid Solutions equipment and services	923	733	1,747	1,401
Offshore Wind, Hydro and Hybrid Solutions	611	314	1,122	611
Total segment revenues	$3,849	$3,099	$6,687	$5,970

Equipment	$3,219	$2,445	$5,530	$4,618
Services	630	654	1,157	1,352
Total segment revenues	$3,849	$3,099	$6,687	$5,970

Segment profit (loss)	$(359)	$(419)	$(773)	$(853)
Segment profit margin	(9.3)%	(13.5)%	(11.6)%	(14.3)%

For the three months ended June 30, 2023, segment revenues were up $0.8 billion (24%) and segment losses were down $0.1 billion (14%).
Revenues increased $0.8 billion (27%) organically*, primarily from higher equipment revenue across all businesses, most notably in Onshore Wind, Grid and Offshore Wind. Wind turbine deliveries increased by 86 units primarily at Onshore Wind, partially offset by 45 fewer repower unit deliveries.
Segment losses decreased $0.2 billion organically*, primarily attributable to higher volume, improved pricing, manufacturing productivity and the impact of cost reduction initiatives at Grid and Onshore Wind. These increases were partially offset by higher losses at Offshore Wind associated with the Haliade-X ramp up and project losses, as well as lower repower volume at Onshore Wind.

For the six months ended June 30, 2023, segment revenues were up $0.7 billion (12%) and segment losses were down $0.1 billion (9%).
RPO as of June 30, 2023 increased $7.6 billion (23%) from December 31, 2022 primarily from several new HVDC projects at Grid in Europe, a new Offshore Wind project in the U.S. and orders exceeding revenue at Onshore Wind, primarily in North America.
Revenues increased $1.0 billion (16%) organically*, primarily from higher equipment revenue at Offshore Wind associated with the Haliade-X ramp up as well as at Grid. These increases were partially offset by fewer repower unit deliveries at Onshore Wind, primarily attributable to customer delays and deferrals during 2022 due to U.S. tax policy uncertainty.
Segment losses decreased $0.2 billion (22%) organically*, primarily attributable to improved pricing, manufacturing productivity and the impact of cost reduction initiatives at Grid and Onshore Wind and higher revenue at Grid. These benefits were partially offset by higher losses at Offshore Wind associated with Haliade-X ramp up and project charges.
*Non-GAAP Financial Measure
2023 2Q FORM 10-Q 8

POWER – will be part of GE Vernova. During the three months ended June 30, 2023, GE gas turbine utilization grew low-single digits with strength in the U.S. offsetting lower utilization in Europe due to demand. Global electricity demand was down mid-single digits due to a milder spring in the U.S. and global energy efficiency measures. Utilization of the fleet continues to follow growing gas power generation despite lower demand, capturing decreases coming from coal and resilient asset usage with a dynamic Europe environment. Looking ahead, we anticipate additional H-class units to be commissioned into the serviceable installed base. As we continue to work in emerging markets, there could be uncertainty in the timing of deal closures due to financing and other complexities. Power has proactively managed the impact of inflationary pressure by deploying lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. Given the long-cycle nature of the business, we expect the impact of inflation will continue to be challenging and we will continue to take actions to manage.

Although market factors related to the energy transition such as greater renewable energy penetration and the adoption of climate change-related policies continue to impact long-term demand (and related financing), we expect the gas power market to remain stable over the next decade with gas power generation continuing to grow low-single-digits. We believe gas power will play a critical role in the energy transition by providing a critical foundation of dispatchable, flexible power and system inertia from which the energy transition can build upon. We remain focused on our underwriting discipline and risk management to ensure we are securing deals that meet our financial hurdles, and we have high confidence to deliver for our customers.

In the first quarter of 2022, we signed a non-binding memorandum of understanding for GE Steam Power to sell a part of its nuclear activities to Électricité de France S.A. (EDF), which resulted in a reclassification of that business to held for sale. In the fourth quarter of 2022, we signed a binding agreement and expect to complete the sale, subject to regulatory approvals and other customary closing conditions, in the second half of 2023. On April 3, 2023, our Gas Power business acquired Nexus Controls, a business specializing in aftermarket control system upgrades and controls field services that is expected to strengthen our quality, service, and delivery of our customers' assets.

We continue to invest in new product development. In Nuclear, we have signed an agreement for the deployment of small modular nuclear reaction technology with the potential to enable reductions in nuclear power plant costs and cycle times. In Gas Power, our HA-Turbines have over 1.9 million operating hours. Our fundamentals remain strong with approximately $69.4 billion in RPO, including 25 HA-Turbines, and a gas turbine installed base of approximately 7,000 units, including 85 HA-Turbines, which has nearly doubled since 2019, and approximately 1,700 units under long-term service agreements with an average life of 10 years. We also continue to invest for the long-term, including decarbonization pathways that will provide customers with cleaner, more reliable power.

	Three months ended June 30		Six months ended June 30
Sales in units	2023	2022	2023	2022
GE Gas Turbines	14	29	37	49
Heavy-Duty Gas Turbines(a)	9	10	27	23
HA-Turbines(b)	3	1	7	3
Aeroderivatives(a)	5	19	10	26
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines. (b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.

RPO	June 30, 2023	December 31, 2022
Equipment	$12,347	$11,561
Services	57,041	57,420
Total RPO	$69,388	$68,981

SEGMENT REVENUES AND PROFIT	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Gas Power	$3,052	$3,133	$5,919	$5,621
Steam Power	649	691	1,191	1,327
Power Conversion, Nuclear and other	450	378	861	755
Total segment revenues	$4,152	$4,202	$7,971	$7,703

Equipment	$1,073	$1,196	$2,175	$2,162
Services	3,078	3,006	5,796	5,542
Total segment revenues	$4,152	$4,202	$7,971	$7,703

Segment profit (loss)	$377	$320	$453	$383
Segment profit margin	9.1%	7.6%	5.7%	5.0%
For the three months ended June 30, 2023, segment revenues were down $0.1 billion (1%) and segment profit was up $0.1 billion (18%).
Revenues decreased $0.1 billion (2%) organically*, primarily due to lower Aeroderivative shipments and a reduction in Steam Power equipment due to the ongoing exit of new build coal, partially offset by an increase in services.
Profit increased 11% organically* primarily due to growth in Gas Power services price and productivity and higher contractual outage volume, partially offset by inflation and a reduction in Aeroderivative deliveries.
*Non-GAAP Financial Measure
2023 2Q FORM 10-Q 9

For the six months ended June 30, 2023, segment revenues were up $0.3 billion (3%) and segment profit was up $0.1 billion (18%).
RPO as of June 30, 2023 increased $0.4 billion (1%) from December 31, 2022, primarily driven by increases in Gas Power equipment, Power Conversion equipment, the acquisition of Nexus Controls, and growth in Gas Power contractual and non-contractual services, partially offset by decreases due to the impact of expanded sanctions on Gas Power contractual services in Russia.
Revenues increased $0.3 billion (4%) organically*, primarily due to growth in Gas Power services and higher Gas Power Heavy-duty gas turbine deliveries, partially offset by a reduction in Aeroderivative deliveries and Steam Power equipment due to the ongoing exit of new build coal.
Profit increased $0.1 billion (16%) organically* primarily due to growth in Gas Power services price and productivity and higher contractual outage volume, partially offset by inflation and a reduction in Aeroderivative deliveries.

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

Corporate includes the results of the GE Digital business and our remaining financial services business, including our run-off Insurance business (see Note 13 for further information).

REVENUES AND OPERATING PROFIT (COST)	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
GE Digital revenues	$233	$205	$470	$425
Insurance revenues (Note 13)	847	766	1,639	1,530
Eliminations and other	(242)	(272)	(423)	(557)
Total Corporate revenues	$839	$699	$1,686	$1,399

Gains (losses) on retained and sold ownership interests (Note 19)	$358	$(1,530)	$6,266	$(1,751)
Gains (losses) on other equity securities	(2)	(22)	(4)	(19)
Gains (losses) on purchases and sales of business interests	36	2	(19)	6
Restructuring and other charges (Note 20)	(138)	(35)	(289)	(70)
Separation costs (Note 20)	(226)	(148)	(431)	(247)
Steam asset sale impairment (Note 7)	—	(1)	—	(825)
Russia and Ukraine charges	(190)	—	(190)	(230)
Insurance profit (loss) (Note 13)	64	56	134	162
Adjusted total Corporate operating costs (Non-GAAP)	(101)	(31)	(210)	(154)
Total Corporate operating profit (cost) (GAAP)	$(199)	$(1,710)	$5,257	$(3,129)
Less: gains (losses), impairments, Insurance, and restructuring & other	(98)	(1,678)	5,467	(2,975)
Adjusted total Corporate operating costs (Non-GAAP)	$(101)	$(31)	$(210)	$(154)

Functions & operations	$(117)	$(48)	$(262)	$(118)
Environmental, health and safety (EHS) and other items	1	(8)	31	(59)
Eliminations	15	24	21	23
Adjusted total Corporate operating costs (Non-GAAP)	$(101)	$(31)	$(210)	$(154)

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

For the three months ended June 30, 2023, revenues increased by $0.1 billion due to higher Insurance revenues. Corporate operating profit increased by $1.5 billion due to $1.9 billion of higher gains on retained and sold ownership interests primarily related to higher gains on our AerCap investments, prior losses on our Baker Hughes investments, partially offset by a loss on our GE HealthCare investment. This increase was partially offset by $0.2 billion of charges from contracts and recoverability of assets in connection with the conflict between Russia and Ukraine and resulting sanctions, primarily related to our Power segment in the second quarter of 2023, $0.1 billion of higher separation costs and $0.1 billion of higher restructuring and other charges.

Adjusted total corporate operating costs* increased by $0.1 billion primarily driven by prior year cost timing and foreign exchange dynamics partially offset by a reduction in our core functional costs and favorability from higher bank interest.

*Non-GAAP Financial Measure
2023 2Q FORM 10-Q 10

For the six months ended June 30, 2023, revenues increased by $0.3 billion due to $0.1 billion of higher Insurance revenues and $0.1 billion of lower intersegment eliminations. Corporate operating profit increased by $8.4 billion due to $8.0 billion of higher gains on retained and sold ownership interests primarily related to higher gains on our AerCap and GE HealthCare investments partially offset by lower gains on our Baker Hughes investments. Corporate operating profit also increased as the result of a $0.8 billion non-cash impairment charges related to property, plant and equipment and intangible assets as a result of reclassification of a portion of our Steam Power business to held for sale in the first quarter of 2022. These gains were partially offset by $0.2 billion of higher separation costs and $0.2 billion of higher restructuring and other charges.

Adjusted total corporate operating costs* increased by $0.1 billion primarily driven by prior year cost timing and foreign exchange dynamics partially offset by a reduction in our core functional costs and favorability from higher bank interest.

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

INTEREST AND OTHER FINANCIAL CHARGES were $0.3 billion and $0.4 billion for the three months ended and $0.5 billion and $0.8 billion for the six months ended June 30, 2023 and 2022, respectively. The decrease was primarily due to lower average borrowings balances. The primary components of interest and other financial charges are interest on short- and long-term borrowings.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 14 for information about our pension and retiree benefit plans.

INCOME TAXES. For the three months ended June 30, 2023, the income tax rate was 24.0% compared to (16.7)% for the three months ended June 30, 2022. The negative tax rate for 2022 reflects a tax expense on a pre-tax loss.

The provision for income taxes was $0.3 billion for the three months ended June 30, 2023 and $0.2 billion for the three months ended June 30, 2022. The increase in tax was primarily due to the tax effect of the increase in pre-tax income excluding gains (losses) on our retained and sold ownership interests and an increase in losses in foreign jurisdictions where they are not likely to be utilized.

For the three months ended June 30, 2023, the adjusted income tax rate* was 25.4% compared to 23.7% for the three months ended June 30, 2022. The adjusted provision (benefit) for income taxes* was $0.3 billion for the three months ended June 30, 2023 and $0.1 billion for the three months ended June 30, 2022. The increase in tax was primarily due to the tax effect of the increase in adjusted earnings before taxes* and an increase in losses in foreign jurisdictions where they are not likely to be utilized.

For the six months ended June 30, 2023, the income tax rate was 7.7% compared to (8.9)% for the six months ended June 30, 2022. The negative tax rate for 2022 reflects a tax expense on a pre-tax loss.

The provision for income taxes was $0.6 billion for the six months ended June 30, 2023 and $0.2 billion for the six months ended June 30, 2022. The increase in tax was primarily due to the tax effect of the increase in pre-tax income excluding gains (losses) on our retained and sold ownership interests.

For the six months ended June 30, 2023, the adjusted income tax rate* was 26.2% compared to 30.5% for the six months ended June 30, 2022. The adjusted provision (benefit) for income taxes* was $0.4 billion for the six months ended June 30, 2023 and $0.2 billion for the six months ended June 30, 2022. The increase in tax was primarily due to the tax effect of the increase in adjusted earnings before taxes*.

DISCONTINUED OPERATIONS primarily comprise our former GE HealthCare business, our mortgage portfolio in Poland (Bank BPH), our GE Capital Aviation Services (GECAS) business, and other trailing assets and liabilities associated with prior dispositions. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis. See Note 2 for further information regarding our businesses in discontinued operations.

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

*Non-GAAP Financial Measure
2023 2Q FORM 10-Q 11

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flows* from our operating businesses, cash generated from asset sales and dispositions, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of Aerospace-related customer allowances, market conditions and our ability to execute dispositions. Total cash, cash equivalents and restricted cash was $12.8 billion at June 30, 2023, of which $3.7 billion was held in the U.S. and $9.1 billion was held outside the U.S.

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

Cash, cash equivalents and restricted cash at June 30, 2023 included $1.7 billion of cash held in countries with currency control restrictions (including a total of $0.1 billion in Russia and Ukraine) and $0.4 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised funds restricted in connection with certain ongoing litigation matters. Excluded from cash, cash equivalents and restricted cash was $0.7 billion of cash in our run-off Insurance business, which was classified as All other assets in the Statement of Financial Position.

During the first half of 2023, we received total proceeds of $1.9 billion from the sale of AerCap shares. We expect to fully monetize our stake in AerCap over time, in an orderly manner. During the first quarter of 2023, we received proceeds of $0.2 billion and have now fully monetized our Baker Hughes position. As part of the spin-off of GE HealthCare completed in the first quarter of 2023, we retained an approximately 19.9% stake of GE HealthCare common stock. During the second quarter of 2023, we received total proceeds of $2.2 billion from the disposition of 28.8 million shares of GE HealthCare. We intend to exit our remaining stake in GE HealthCare over time, in an orderly manner. See Notes 3 and 19 for further information.

Following approval of a statutory permitted accounting practice in 2018 by our primary insurance regulator, the Kansas Insurance Department (KID), we provided a total of $13.2 billion of capital contributions to our insurance subsidiaries, including $1.8 billion in the first quarter of 2023. We expect to provide the final capital contribution of up to $1.8 billion in the first quarter of 2024, pending completion of our December 31, 2023 statutory reporting process. See Note 13 for further information.

On March 6, 2022, the Board of Directors authorized the repurchase of up to $3 billion of our common stock. In connection with this authorization, we repurchased 6.2 million shares for $0.6 billion during the six months ended June 30, 2023. Additionally, during the first quarter of 2023, we elected to redeem 3 million of our outstanding shares of GE series D preferred stock for total cash spend of $3.0 billion. On July 25, 2023, we announced our intention to redeem the remaining 2.8 million outstanding shares of GE preferred stock on September 15, 2023 for expected total cash spend of approximately $2.8 billion.

BORROWINGS. Consolidated total borrowings were $21.8 billion and $24.1 billion at June 30, 2023 and December 31, 2022, respectively, a decrease of $2.3 billion. The reduction in borrowings was driven by $2.6 billion of net maturities and repayments of debt, partially offset by $0.3 billion primarily related to changes in foreign exchange rates.

We have in place committed revolving credit facilities totaling $13.5 billion at June 30, 2023, comprising a $10.0 billion unused back-up revolving syndicated credit facility and a total of $3.5 billion of bilateral revolving credit facilities.

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

*Non-GAAP Financial Measure
2023 2Q FORM 10-Q 12

Substantially all of the Company's debt agreements in place at June 30, 2023 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant, which we satisfied at June 30, 2023.

The Company may from time to time enter into agreements that contain minimum ratings requirements. The following table provides a summary of the maximum estimated liquidity impact in the event of further downgrades below each stated ratings level.

Triggers Below	June 30, 2023
BBB+/A-2/P-2	$18
BBB/A-3/P-3	178
BBB-	1,063
BB+ and below	558
Our most significant contractual ratings requirements are related to ordinary course commercial activities. The timing within the quarter of the potential liquidity impact of these areas may differ, as can the remedies to resolving any potential breaches of required ratings levels.

FOREIGN EXCHANGE AND INTEREST RATE RISK. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Chinese renminbi, the Indian rupee and the British pound sterling, among others. The effects of foreign currency fluctuations on earnings was immaterial for both the three and six months ended June 30, 2023 and 2022. See Note 21 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS

CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and postretirement plans.

Cash from operating activities was $0.5 billion in 2023, an increase of $0.9 billion compared to 2022, primarily due to: an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained and sold ownership interests in GE HealthCare, AerCap, and Baker Hughes) primarily in our Aerospace business; and a decrease in cash used for working capital of $0.5 billion. The components of All other operating activities were as follows:

Six months ended June 30	2023	2022
Increase (decrease) in Aerospace-related customer allowance accruals	$32	$249
Net interest and other financial charges/(cash paid)	(57)	15
Increase (decrease) in employee benefit liabilities	(397)	(299)
Net restructuring and other charges/(cash expenditures)	(14)	(154)
Other	180	(291)
All other operating activities	$(256)	$(481)

The cash impacts from changes in working capital compared to prior year were as follows: current receivables of $1.2 billion, driven by higher collections, partially offset by higher volume; inventories, including deferred inventory, of $0.1 billion, driven by higher liquidations partially offset by higher material purchases; current contract assets of $0.3 billion, driven by higher billings on our long-term service agreements, partially offset by higher revenue recognition on those agreements; accounts payable and equipment project payables of $(1.1) billion, driven by higher disbursements related to purchases of materials in prior periods partially offset by higher volume; and progress collections and current deferred income of less than $0.1 billion driven by higher collections partially offset by higher liquidations.

Cash from investing activities was $3.0 billion in 2023, an increase of $1.5 billion compared to 2022, primarily due to: cash received related to net settlements between our continuing operations and businesses in discontinued operations of $1.4 billion in 2023, primarily related to GE HealthCare in connection with the spin-off as compared to cash paid of $0.2 billion in 2022, primarily related to a capital contribution to Bank BPH (components of All other investing activities); an increase in proceeds of $0.5 billion from the dispositions of our retained ownership interests in HealthCare, AerCap and Baker Hughes partially offset by the acquisition of Nexus Controls in our GE Power business of $0.3 billion in 2023. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flows*, was $0.7 billion and $0.5 billion in 2023 and 2022, respectively.

Cash used for financing activities was $6.4 billion in 2023, an increase of $3.3 billion compared to 2022, primarily due to: cash paid for redemption of GE preferred stock of $3.0 billion in 2023; higher net debt maturities of $0.6 billion; an increase in purchases of GE common stock for treasury of $0.3 billion partially offset by derivative cash settlements of $0.4 billion.

*Non-GAAP Financial Measure
2023 2Q FORM 10-Q 13

CASH FLOWS FROM DISCONTINUED OPERATIONS

Cash used for operating activities of discontinued operations was $0.2 billion in 2023, an increase of $0.7 billion compared with 2022, primarily driven by higher disbursements related to purchases of materials in prior periods and higher separation costs related to our former GE HealthCare business partially offset by tax receipts from our trailing operations.

Cash used for investing activities of discontinued operations was $3.1 billion in 2023, an increase of $3.2 billion compared with 2022, primarily driven by the deconsolidation of GE HealthCare cash and equivalents of $1.8 billion and higher net settlements between our discontinued operations and businesses in continuing operations of $1.6 billion.

Cash from financing activities of discontinued operations was $2.0 billion in 2023, an increase of $2.0 billion compared with 2022, primarily driven by GE HealthCare's long-term debt issuance in connection with the spin-off of $2.0 billion.

CRITICAL ACCOUNTING ESTIMATES. Refer to the Critical Accounting Estimates and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2022 and revised portions of our 2022 Form 10-K on Form 8-K as filed on April 25, 2023 for additional discussion of accounting policies and critical accounting estimates, including accounting estimates and assumptions in our insurance reserves and their sensitivity to change. See Notes 1 and 13 for further information.

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

ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Three months ended June 30	2023	2022	V%	2023	2022	V%	2023	2022	V pts
Aerospace (GAAP)	$7,860	$6,127	28%	$1,479	$1,148	29%	18.8%	18.7%	0.1pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	2	(3)		38	7
Aerospace organic (Non-GAAP)	$7,858	$6,130	28%	$1,441	$1,142	26%	18.3%	18.6%	(0.3)pts

Renewable Energy (GAAP)	$3,849	$3,099	24%	$(359)	$(419)	14%	(9.3)%	(13.5)%	4.2pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(78)	4		(74)	18
Renewable Energy organic (Non-GAAP)	$3,928	$3,095	27%	$(285)	$(437)	35%	(7.3)%	(14.1)%	6.8pts

Power (GAAP)	$4,152	$4,202	(1)%	$377	$320	18%	9.1%	7.6%	1.5pts
Less: acquisitions	31	—		(17)	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(20)	(15)		(10)	(44)
Power organic (Non-GAAP)	$4,141	$4,217	(2)%	$405	$364	11%	9.8%	8.6%	1.2pts

2023 2Q FORM 10-Q 14

ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Six months ended June 30	2023	2022	V%	2023	2022	V%	2023	2022	V pts
Aerospace (GAAP)	$14,841	$11,730	27%	$2,805	$2,057	36%	18.9%	17.5%	1.4pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(3)	(4)		69	11
Aerospace organic (Non-GAAP)	$14,844	$11,734	27%	$2,736	$2,046	34%	18.4%	17.4%	1.0pts

Renewable Energy (GAAP)	$6,687	$5,970	12%	$(773)	$(853)	9%	(11.6)%	(14.3)%	2.7pts
Less: acquisitions	—	—		—	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(237)	11		(96)	18
Renewable Energy organic (Non-GAAP)	$6,924	$5,959	16%	$(677)	$(870)	22%	(9.8)%	(14.6)%	4.8pts

Power (GAAP)	$7,971	$7,703	3%	$453	$383	18%	5.7%	5.0%	0.7pts
Less: acquisitions	31	—		(17)	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(87)	(31)		(47)	(64)
Power organic (Non-GAAP)	$8,028	$7,734	4%	$517	$447	16%	6.4%	5.8%	0.6pts
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES (NON-GAAP)	Three months ended June 30			Six months ended June 30
	2023	2022	V%	2023	2022	V%
Total revenues (GAAP)	$16,699	$14,127	18%	$31,185	$26,802	16%
Less: Insurance revenues	847	766		1,639	1,530
Adjusted revenues (Non-GAAP)	$15,852	$13,361	19%	$29,546	$25,272	17%
Less: acquisitions	31	—		31	1
Less: business dispositions	—	—		—	—
Less: foreign currency effect(a)	(98)	(14)		(333)	(24)
Organic revenues (Non-GAAP)	$15,919	$13,376	19%	$29,848	$25,294	18%

(a) Foreign currency impact was primarily driven by U.S. dollar appreciation against the Chinese renminbi, Brazilian real and Canadian dollar and U.S. dollar appreciation against the euro, Chinese renminbi and British pound for the three and six months ended June 30, 2023, respectively.

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

EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	Three months ended June 30			Six months ended June 30
	2023	2022	V%	2023	2022	V%
Total equipment revenues (GAAP)	$6,688	$5,266	27%	$11,976	$9,874	21%
Less: acquisitions	14	—		14	—
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(75)	(5)		(245)	(6)
Equipment organic revenues (Non-GAAP)	$6,749	$5,271	28%	$12,207	$9,880	24%

Total services revenues (GAAP)	$9,163	$8,096	13%	$17,571	$15,397	14%
Less: acquisitions	16	—		17	1
Less: business dispositions	—	—		—	—
Less: foreign currency effect	(23)	(9)		(87)	(17)
Services organic revenues (Non-GAAP)	$9,170	$8,105	13%	$17,641	$15,414	14%
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

2023 2Q FORM 10-Q 15

ADJUSTED PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended June 30			Six months ended June 30
	2023	2022	V%	2023	2022	V%
Total revenues (GAAP)	$16,699	$14,127	18%	$31,185	$26,802	16%
Less: Insurance revenues (Note 13)	847	766		1,639	1,530
Adjusted revenues (Non-GAAP)	$15,852	$13,361	19%	$29,546	$25,272	17%

Total costs and expenses (GAAP)	$16,001	$13,866	15%	$30,076	$27,770	8%
Less: Insurance cost and expenses (Note 13)	784	709		1,505	1,368
Less: interest and other financial charges(a)	254	353		511	724
Less: non-operating benefit cost (income)	(402)	(101)		(787)	(206)
Less: restructuring & other(a)	138	35		289	73
Less: separation costs(a)	226	148		431	247
Less: Steam asset sale impairment(a)	—	1		—	825
Less: Russia and Ukraine charges(a)	190	—		190	230
Add: noncontrolling interests	4	7		(24)	21
Add: EFS benefit from taxes	(60)	(61)		(111)	(108)
Adjusted costs (Non-GAAP)	$14,755	$12,666	16%	$27,802	$24,421	14%

Other income (loss) (GAAP)	$692	$(1,227)	F	$6,773	$(1,178)	F
Less: gains (losses) on retained and sold ownership interests and other equity securities(a)	356	(1,552)		6,262	(1,770)
Less: restructuring & other(a)	—	—		—	3
Less: gains (losses) on purchases and sales of business interests(a)	36	2		(19)	6
Adjusted other income (loss) (Non-GAAP)	$300	$323	(7)%	$530	$583	(9)%

Profit (loss) (GAAP)	$1,390	$(966)	F	$7,882	$(2,146)	F
Profit (loss) margin (GAAP)	8.3%	(6.8)%	15.1pts	25.3%	(8.0)%	33.3pts

Adjusted profit (loss) (Non-GAAP)	$1,396	$1,018	37%	$2,274	$1,434	59%
Adjusted profit (loss) margin (Non-GAAP)	8.8%	7.6%	1.2pts	7.7%	5.7%	2.0pts

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

ADJUSTED ORGANIC PROFIT (NON-GAAP)	Three months ended June 30				Six months ended June 30
	2023	2022	V%		2023	2022	V%
Adjusted profit (loss) (Non-GAAP)	$1,396	$1,018	37%		$2,274	$1,434	59%
Less: acquisitions	(17)	—			(23)	(5)
Less: business dispositions	—	—			—	—
Less: foreign currency effect(a)	(63)	(13)			(143)	(27)
Adjusted organic profit (loss) (Non-GAAP)	$1,477	$1,032	43%		$2,441	$1,466	67%

Adjusted profit (loss) margin (Non-GAAP)	8.8%	7.6%	1.2	pts	7.7%	5.7%	2.0	pts
Adjusted organic profit (loss) margin (Non-GAAP)	9.3%	7.7%	1.6	pts	8.2%	5.8%	2.4	pts

(a) Included foreign currency negative effect on revenues of $98 million and $333 million and positive effect on operating costs and other income (loss) of $35 million and $189 million for the three and six months ended June 30, 2023, respectively.

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

2023 2Q FORM 10-Q 16

ADJUSTED EARNINGS (LOSS) AND ADJUSTED INCOME TAX RATE (NON-GAAP)	Three months ended June 30				Six months ended June 30
	2023		2022		2023		2022
(Per-share amounts in dollars)	Earnings	EPS	Earnings	EPS	Earnings	EPS	Earnings	EPS
Earnings (loss) from continuing operations (GAAP) (Note 18)	$996	$0.91	$(1,201)	$(1.09)	$7,091	$6.46	$(2,476)	$(2.25)
Insurance earnings (loss) (pre-tax)	64	0.06	60	0.05	135	0.12	168	0.15
Tax effect on Insurance earnings (loss)	(15)	(0.01)	(14)	(0.01)	(31)	(0.03)	(38)	(0.03)
Less: Insurance earnings (loss) (net of tax) (Note 13)	50	0.05	46	0.04	104	0.09	130	0.12
Earnings (loss) excluding Insurance (Non-GAAP)	$946	$0.86	$(1,246)	$(1.13)	$6,987	$6.37	$(2,606)	$(2.37)
Non-operating benefit (cost) income (pre-tax) (GAAP)	402	0.37	101	0.09	787	0.72	206	0.19
Tax effect on non-operating benefit (cost) income	(84)	(0.08)	(21)	(0.02)	(165)	(0.15)	(43)	(0.04)
Less: Non-operating benefit (cost) income (net of tax)	318	0.29	80	0.07	622	0.57	163	0.15
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	36	0.03	2	—	(19)	(0.02)	6	0.01
Tax effect on gains (losses) on purchases and sales of business interests	(17)	(0.02)	17	0.02	(15)	(0.01)	17	0.02
Less: Gains (losses) on purchases and sales of business interests (net of tax)	19	0.02	19	0.02	(34)	(0.03)	22	0.02
Gains (losses) on retained and sold ownership interests and other equity securities (pre-tax)(a)	356	0.32	(1,552)	(1.41)	6,262	5.71	(1,770)	(1.61)
Tax effect on gains (losses) on retained and sold ownership interests and other equity securities(b)(c)	1	—	14	0.01	1	—	(6)	(0.01)
Less: Gains (losses) on retained and sold ownership interests and other equity securities (net of tax)	357	0.33	(1,537)	(1.40)	6,263	5.71	(1,776)	(1.62)
Restructuring & other (pre-tax)(a)	(138)	(0.13)	(35)	(0.03)	(289)	(0.26)	(70)	(0.06)
Tax effect on restructuring & other	29	0.03	7	0.01	61	0.06	15	0.01
Less: Restructuring & other (net of tax)	(109)	(0.10)	(28)	(0.03)	(228)	(0.21)	(55)	(0.05)
Separation costs (pre-tax)(a)	(226)	(0.21)	(148)	(0.14)	(431)	(0.39)	(247)	(0.23)
Tax effect on separation costs	35	0.03	16	0.01	(21)	(0.02)	(8)	(0.01)
Less: Separation costs (net of tax)	(192)	(0.17)	(132)	(0.12)	(453)	(0.41)	(256)	(0.23)
Steam asset sale impairment (pre-tax)(a)	—	—	(1)	—	—	—	(825)	(0.75)
Tax effect on Steam asset sale impairment	—	—	—	—	—	—	84	0.08
Less: Steam asset sale impairment (net of tax)	—	—	(1)	—	—	—	(741)	(0.67)
Russia and Ukraine charges (pre-tax)(a)	(190)	(0.17)	—	—	(190)	(0.17)	(230)	(0.21)
Tax effect on Russia and Ukraine charges	(5)	—	—	—	(5)	—	15	0.01
Less: Russia and Ukraine charges (net of tax)	(195)	(0.18)	—	—	(195)	(0.18)	(215)	(0.20)
Less: U.S. and foreign tax law change enactment	—	—	(37)	(0.03)	—	—	(37)	(0.03)
Less: Excise tax on preferred stock redemption	—	—	—	—	(30)	(0.03)	—	—
Adjusted earnings (loss) (Non-GAAP)	$748	$0.68	$391	$0.36	$1,042	$0.95	$289	$0.26

Earnings (loss) from continuing operations before taxes (GAAP)	$1,390		$(966)		$7,882		$(2,146)
Less: Total adjustments above (pre-tax)	305		(1,574)		6,255		(2,764)
Adjusted earnings before taxes (Non-GAAP)	$1,085		$608		$1,627		$617

Provision (benefit) for income taxes (GAAP)	$333		$161		$603		$190
Less: Tax effect on adjustments above	57		17		176		2
Adjusted provision (benefit) for income taxes (Non-GAAP)	$276		$144		$427		$188

Income tax rate (GAAP)	24.0%		(16.7)%		7.7%		(8.9)%
Adjusted income tax rate (Non-GAAP)	25.4%		23.7%		26.2%		30.5%

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
*Non-GAAP Financial Measure
2023 2Q FORM 10-Q 17

FREE CASH FLOWS (FCF) (NON-GAAP)	Six months ended June 30
	2023	2022
CFOA (GAAP)	$465	$(434)
Less: Insurance CFOA	78	55
CFOA excluding Insurance (Non-GAAP)	$387	$(489)
Add: gross additions to property, plant and equipment and internal-use software	(663)	(549)
Less: separation cash expenditures	(576)	(12)
Less: Corporate restructuring cash expenditures	(108)	—
Less: taxes related to business sales	(109)	(50)
Free cash flows (Non-GAAP)	$517	$(976)

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

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2023, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
OTHER FINANCIAL DATA

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 6, 2022, the Board of Directors authorized up to $3 billion of common share repurchases. We repurchased 2,988 thousand shares for $306 million during the three months ended June 30, 2023 under this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorization	Approximate dollar value of shares that may yet be purchased under our share repurchase authorization
(Shares in thousands)

2023
April	—	$—	—
May	3,082	102.41	2,988
June	—	—	—
Total	3,082	$102.41	2,988	$1,443

*Non-GAAP Financial Measure
2023 2Q FORM 10-Q 18

STATEMENT OF EARNINGS (LOSS) (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions, per-share amounts in dollars)	2023	2022	2023	2022
Sales of equipment	$6,688	$5,266	$11,976	$9,874
Sales of services	9,163	8,096	17,571	15,397
Insurance revenues (Note 13)	847	766	1,639	1,530
Total revenues (Note 8)	16,699	14,127	31,185	26,802

Cost of equipment sold	6,940	5,529	12,545	10,677
Cost of services sold	5,422	4,996	10,546	9,622
Selling, general and administrative expenses	2,358	1,817	4,500	4,543
Separation costs (Note 20)	226	148	431	247
Research and development	455	439	885	842
Interest and other financial charges	267	368	536	756
Insurance losses, annuity benefits and other costs (Note 13)	735	669	1,418	1,289
Non-operating benefit cost (income)	(402)	(101)	(787)	(206)
Total costs and expenses	16,001	13,866	30,076	27,770

Other income (loss) (Note 19)	692	(1,227)	6,773	(1,178)

Earnings (loss) from continuing operations before income taxes	1,390	(966)	7,882	(2,146)
Benefit (provision) for income taxes (Note 16)	(333)	(161)	(603)	(190)
Earnings (loss) from continuing operations	1,058	(1,127)	7,279	(2,336)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(1,019)	264	239	365
Net earnings (loss)	39	(863)	7,518	(1,971)
Less net earnings (loss) attributable to noncontrolling interests	4	19	(23)	47
Net earnings (loss) attributable to the Company	35	(882)	7,541	(2,018)
Preferred stock dividends and other	(58)	(67)	(204)	(119)
Net earnings (loss) attributable to GE common shareholders	$(23)	$(949)	$7,337	$(2,137)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$1,058	$(1,127)	$7,279	$(2,336)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	4	7	(24)	21
Earnings (loss) from continuing operations attributable to the Company	1,054	(1,133)	7,302	(2,357)
Preferred stock dividends and other	(58)	(67)	(204)	(119)
Earnings (loss) from continuing operations attributable
to GE common shareholders	996	(1,201)	7,099	(2,476)
Earnings (loss) from discontinued operations attributable
to GE common shareholders	(1,019)	252	238	339
Net earnings (loss) attributable to GE common shareholders	$(23)	$(949)	$7,337	$(2,137)

Earnings (loss) per share from continuing operations (Note 18)
Diluted earnings (loss) per share	$0.91	$(1.09)	$6.46	$(2.25)
Basic earnings (loss) per share	$0.91	$(1.09)	$6.52	$(2.25)

Net earnings (loss) per share (Note 18)
Diluted earnings (loss) per share	$(0.02)	$(0.86)	$6.68	$(1.94)
Basic earnings (loss) per share	$(0.02)	$(0.86)	$6.74	$(1.94)

2023 2Q FORM 10-Q 19

STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions)	June 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$12,766	$15,810
Investment securities (Note 3)	10,885	7,609
Current receivables (Note 4)	14,767	14,831
Inventories, including deferred inventory costs (Note 5)	16,789	14,891
Current contract assets (Note 9)	2,037	2,467
All other current assets (Note 10)	1,638	1,400
Assets of businesses held for sale (Note 2)	1,331	1,374
Current assets	60,213	58,384

Investment securities (Note 3)	37,392	36,027
Property, plant and equipment – net (Note 6)	12,374	12,192
Goodwill (Note 7)	13,345	12,999
Other intangible assets – net (Note 7)	5,954	6,105
Contract and other deferred assets (Note 9)	5,440	5,776
All other assets (Note 10)	16,172	15,477
Deferred income taxes (Note 16)	10,354	10,001
Assets of discontinued operations (Note 2)	1,761	31,890
Total assets	$163,006	$188,851

Short-term borrowings (Note 11)	$1,882	$3,739
Accounts payable and equipment project payables (Note 12)	15,515	15,399
Progress collections and deferred income (Note 9)	17,142	16,216
All other current liabilities (Note 15)	11,620	12,130
Liabilities of businesses held for sale (Note 2)	1,949	1,944
Current liabilities	48,108	49,428

Deferred income (Note 9)	1,384	1,409
Long-term borrowings (Note 11)	19,900	20,320
Insurance liabilities and annuity benefits (Note 13)	38,673	36,845
Non-current compensation and benefits	9,941	10,400
All other liabilities (Note 15)	11,067	11,063
Liabilities of discontinued operations (Note 2)	1,565	24,474
Total liabilities	130,638	153,938

Preferred stock (Note 17)	3	6
Common stock (Note 17)	15	15
Accumulated other comprehensive income (loss) – net attributable to GE (Note 17)	(3,573)	(2,272)
Other capital	30,426	34,173
Retained earnings	84,848	82,983
Less common stock held in treasury	(80,524)	(81,209)
Total GE shareholders’ equity	31,194	33,696
Noncontrolling interests	1,174	1,216
Total equity	32,368	34,912
Total liabilities and equity	$163,006	$188,851

2023 2Q FORM 10-Q 20

STATEMENT OF CASH FLOWS (UNAUDITED)	Six months ended June 30
(In millions)	2023	2022
Net earnings (loss)	$7,518	$(1,971)
(Earnings) loss from discontinued operations activities	(239)	(365)
Adjustments to reconcile net earnings (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant and equipment	719	783
Amortization of intangible assets (Note 7)	299	1,058
(Gains) losses on purchases and sales of business interests	13	(19)
(Gains) losses on retained and sold ownership interests and other equity securities	(6,282)	1,965
Principal pension plans cost (Note 14)	(556)	180
Principal pension plans employer contributions	(104)	(100)
Other postretirement benefit plans (net)	(343)	(433)
Provision (benefit) for income taxes	603	190
Cash recovered (paid) during the year for income taxes	(521)	(174)
Changes in operating working capital:
Decrease (increase) in current receivables	26	(1,185)
Decrease (increase) in inventories, including deferred inventory costs	(1,802)	(1,874)
Decrease (increase) in current contract assets	680	400
Increase (decrease) in accounts payable and equipment project payables	(22)	1,111
Increase (decrease) in progress collections and current deferred income	728	707
Financial services derivatives net collateral/settlement	3	(223)
All other operating activities	(256)	(481)
Cash from (used for) operating activities – continuing operations	465	(434)
Cash from (used for) operating activities – discontinued operations	(250)	428
Cash from (used for) operating activities	215	(6)

Additions to property, plant and equipment and internal-use software	(663)	(549)
Dispositions of property, plant and equipment	62	69
Net cash from (payments for) principal businesses purchased	(333)	—
Dispositions of retained ownership interests	4,304	3,783
Net (purchases) dispositions of insurance investment securities	(1,381)	(1,356)
All other investing activities	963	(542)
Cash from (used for) investing activities – continuing operations	2,952	1,405
Cash from (used for) investing activities – discontinued operations	(3,113)	121
Cash from (used for) investing activities	(161)	1,525

Net increase (decrease) in borrowings (maturities of 90 days or less)	(31)	63
Newly issued debt (maturities longer than 90 days)	10	—
Repayments and other debt reductions (maturities longer than 90 days)	(2,590)	(2,045)
Dividends paid to shareholders	(350)	(294)
Redemption of GE preferred stock	(3,000)	—
Purchases of GE common stock for treasury	(632)	(370)
All other financing activities	206	(440)
Cash from (used for) financing activities – continuing operations	(6,386)	(3,086)
Cash from (used for) financing activities – discontinued operations	1,992	(54)
Cash from (used for) financing activities	(4,394)	(3,140)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	79	(266)
Increase (decrease) in cash, cash equivalents and restricted cash	(4,260)	(1,887)
Cash, cash equivalents and restricted cash at beginning of year	19,092	16,859
Cash, cash equivalents and restricted cash at June 30	14,832	14,971
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	1,318	1,741
Cash, cash equivalents and restricted cash of continuing operations at June 30	$13,514	$13,231
2023 2Q FORM 10-Q 21

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions)	2023	2022	2023	2022
Net earnings (loss)	$39	$(863)	$7,518	$(1,971)
Less: net earnings (loss) attributable to noncontrolling interests	4	19	(23)	47
Net earnings (loss) attributable to the Company	$35	$(882)	$7,541	$(2,018)

Currency translation adjustments	95	(760)	2,481	(941)
Benefit plans	(173)	289	(2,492)	529
Investment securities and cash flow hedges	(474)	(2,695)	231	(5,693)
Long-duration insurance contracts(a)	267	3,231	(1,527)	6,913
Less: other comprehensive income (loss) attributable to noncontrolling interests	(2)	6	(5)	4
Other comprehensive income (loss) attributable to the Company	$(284)	$58	$(1,301)	$804

Comprehensive income (loss)	$(247)	$(799)	$6,212	$(1,164)
Less: comprehensive income (loss) attributable to noncontrolling interests	3	25	(28)	51
Comprehensive income (loss) attributable to the Company	$(249)	$(823)	$6,239	$(1,214)
(a) Represents the net after-tax change in future policy benefit reserves and related reinsurance recoverables from updating the discount rate. See Notes 1 and 13 for further information.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions)	2023	2022	2023	2022
Preferred stock issued(a)	$3	$6	$3	$6
Common stock issued	$15	$15	$15	$15

Beginning balance	(3,289)	(4,115)	(2,272)	(4,860)
Currency translation adjustments	96	(766)	2,484	(943)
Benefit plans	(173)	289	(2,490)	527
Investment securities and cash flow hedges	(474)	(2,695)	231	(5,693)
Long-duration insurance contracts	267	3,231	(1,527)	6,913
Accumulated other comprehensive income (loss)	$(3,573)	$(4,057)	$(3,573)	$(4,057)
Beginning balance	30,729	34,391	34,173	34,691
Gains (losses) on treasury stock dispositions	(393)	(97)	(1,012)	(493)
Stock-based compensation	97	89	170	180
Other changes(a)	(8)	(1)	(2,906)	4
Other capital	$30,426	$34,382	$30,426	$34,382
Beginning balance	84,955	82,009	82,983	83,286
Net earnings (loss) attributable to the Company	35	(882)	7,541	(2,018)
Dividends and other transactions with shareholders(b)	(142)	(155)	(5,676)	(296)
Retained earnings	$84,848	$80,972	$84,848	$80,972
Beginning balance	(80,762)	(80,673)	(81,209)	(81,093)
Purchases	(326)	(345)	(638)	(384)
Dispositions	564	136	1,323	594
Common stock held in treasury	$(80,524)	$(80,883)	$(80,524)	$(80,883)
GE shareholders' equity balance	31,194	30,435	31,194	30,435
Noncontrolling interests balance	1,174	1,293	1,174	1,293
Total equity balance at June 30	$32,368	$31,728	$32,368	$31,728
(a) Included $3,000 million decrease substantially all in Other capital related to our redemption of GE Series D preferred stock in the first quarter of 2023.
(b) Included $5,300 million decrease in Retained earnings reflecting a pro-rata distribution of approximately 80.1% of the shares of GE HealthCare on January 3, 2023.

2023 2Q FORM 10-Q 22

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

The accompanying consolidated financial statements and notes are unaudited. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the financial statements, notes and significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2022 and revised portions of our 2022 Form 10-K on Form 8-K as filed on April 25, 2023.

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS. In the fourth quarter of 2022, we signed a binding agreement to sell a portion of our Steam business within our Power segment to Électricité de France S.A. (EDF). We expect to complete the sale, subject to regulatory approvals and other customary closing conditions, in the second half of 2023. Closing the transaction is expected to result in a significant gain.

In the fourth quarter of 2022, we classified our captive industrial insurance subsidiary, with assets of $534 million and liabilities of $350 million as of June 30, 2023, into held for sale. We expect to complete the sale of this business, subject to regulatory approvals, by the first half of 2024. In connection with the expected sale, in the first half of 2023, we recorded a loss of $109 million in Other income (loss) in our Statement of Earnings (Loss).

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE	June 30, 2023	December 31, 2022
Current receivables, inventories and contract assets	$568	$495
Non-current captive insurance investment securities	565	554
Property, plant and equipment and intangible assets - net	238	232
Valuation allowance on disposal group classified as held for sale	(126)	(17)
All other assets	85	111
Assets of businesses held for sale	$1,331	$1,374

Progress collections and deferred income	$1,176	$1,127
Insurance liabilities and annuity benefits	352	358
Accounts payable, equipment project payables and other current liabilities	357	371
All other liabilities	64	87
Liabilities of businesses held for sale	$1,949	$1,944

DISCONTINUED OPERATIONS primarily comprise our former GE HealthCare business, our mortgage portfolio in Poland (Bank BPH), our GE Capital Aviation Services (GECAS) business, and other trailing assets and liabilities associated with prior dispositions. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis.

GE HealthCare. On January 3, 2023, we completed the previously announced separation of our HealthCare business (the Separation), into a separate, independent, publicly traded company, GE HealthCare Technologies Inc. (GE HealthCare). The Separation was structured as a tax-free spin-off, and was achieved through GE's pro-rata distribution of approximately 80.1% of the outstanding shares of GE HealthCare to holders of GE common stock. In connection with the Separation, the historical results of GE HealthCare and certain assets and liabilities included in the Separation are reported in GE's consolidated financial statements as discontinued operations.
2023 2Q FORM 10-Q 23

We have continuing involvement with GE HealthCare primarily through a transition services agreement, through which GE and GE HealthCare continue to provide certain services to each other for a period of time following the Separation, and a trademark licensing agreement. For the six months ended June 30, 2023, we collected net cash of $453 million related to these activities.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. In July 2023, in connection with GE and Bank BPH approving the adoption of a settlement program intended to be made available over time to Bank BPH borrowers, GE recorded an additional charge of $1,014 million, increasing total estimated losses associated with Bank BPH borrower litigation to $2,632 million as of June 30, 2023. No incremental cash contributions from GE are required in connection with this charge as the current cash balances at Bank BPH are adequate. In order to maintain appropriate regulatory capital levels, during the three and six months ended June 30, 2023, we made non-cash capital contributions in the form of intercompany loan forgiveness of $1,599 million and $1,797 million, respectively. See Note 23 for further information about the recent actions and other factors that are relevant to the estimate of total losses for borrower litigation at Bank BPH. Future changes or adverse developments could increase our estimate of total losses and potentially require future cash contributions to Bank BPH.

The Bank BPH financing receivable portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields and estimates with respect to ongoing borrower litigation. Earnings (loss) from discontinued operations included $1,014 million and $1,189 million in pre-tax charges for the three and six months ended June 30, 2023, and $201 million and $434 million in pre-tax charges for the three and six months ended June 30, 2022, respectively, primarily related to the ongoing borrower litigation. At June 30, 2023, the total portfolio had a carrying value of zero, net of a valuation allowance.

GECAS/AerCap. We have continuing involvement with AerCap, primarily through our ownership interest, ongoing sales or leases of products and services, and transition services that we provide to AerCap. For the six months ended June 30, 2023, we had direct and indirect sales of $84 million to AerCap, primarily related to engine services and sales, and purchases of $120 million from AerCap, primarily related to engine leases. We paid net cash of $171 million to AerCap related to this activity.

	2023			2022
RESULTS OF DISCONTINUED OPERATIONS Three months ended June 30	GE HealthCare	Bank BPH & Other	Total	GE HealthCare	Bank BPH & Other	Total
Total revenues	$—	$—	$—	$4,518	$—	$4,518
Cost of equipment and services sold	—	—	—	(2,720)	—	(2,720)
Other income, costs and expenses	—	(1,040)	(1,040)	(1,192)	(205)	(1,397)

Earnings (loss) of discontinued operations before income taxes	—	(1,040)	(1,040)	606	(205)	401
Benefit (provision) for income taxes	6	11	17	(143)	3	(140)
Earnings (loss) of discontinued operations, net of taxes	6	(1,029)	(1,022)	463	(202)	260

Gain (loss) on disposal before income taxes	—	4	4	—	(8)	(8)
Benefit (provision) for income taxes	—	—	—	12	—	12
Gain (loss) on disposal, net of taxes	—	4	4	12	(8)	4

Earnings (loss) from discontinued operations, net of taxes	$6	$(1,025)	$(1,019)	$474	$(210)	$264

	2023			2022
RESULTS OF DISCONTINUED OPERATIONS Six months ended June 30	GE HealthCare	Bank BPH & Other	Total	GE HealthCare	Bank BPH & Other	Total
Total revenues	$—	$—	$—	$8,879	$—	$8,879
Cost of equipment and services sold	—	—	—	(5,399)	—	(5,399)
Other income, costs and expenses	(20)	(1,241)	(1,261)	(2,338)	(455)	(2,794)

Earnings (loss) of discontinued operations before income taxes	(20)	(1,241)	(1,261)	1,142	(455)	687
Benefit (provision) for income taxes(a)	1,485	10	1,496	(293)	(15)	(308)
Earnings (loss) of discontinued operations, net of taxes	1,466	(1,231)	235	850	(470)	379

Gain (loss) on disposal before income taxes	—	4	4	—	(30)	(30)
Benefit (provision) for income taxes	—	—	—	12	5	17
Gain (loss) on disposal, net of taxes	—	4	4	12	(25)	(14)
					—
Earnings (loss) from discontinued operations, net of taxes	$1,466	$(1,227)	$239	$861	$(496)	$365
(a) The tax benefit for the six months ended June 30, 2023 for GE HealthCare relates to preparatory steps for the spin-off, which resulted in taxable gain offset by a deferred tax asset and the reversal of valuation allowances for capital loss carryovers utilized against a portion of the gain.
2023 2Q FORM 10-Q 24

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	June 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$1,318	$2,627
Current receivables	13	3,361
Inventories, including deferred inventory costs	—	2,512
Goodwill	—	12,799
Other intangible assets - net	—	1,520
Contract and other deferred assets	—	854
Financing receivables held for sale (Polish mortgage portfolio)(a)	—	1,200
Property, plant and equipment - net	65	2,379
All other assets	310	2,109
Deferred income taxes	55	2,528
Assets of discontinued operations(b)	$1,761	$31,890

Accounts payable and equipment project payables	$67	$3,487
Progress collections and deferred income	—	2,499
Long-term borrowings	—	8,273
Non-current compensation and benefits	36	5,658
All other liabilities(a)	1,462	4,556
Liabilities of discontinued operations(b)	$1,565	$24,474
(a) Included $2,017 million and $848 million of valuation allowances against Financing receivables held for sale, of which $1,776 million and $611 million related to estimated borrower litigation losses, and $856 million and $748 million in All other liabilities, related to estimated borrower litigation losses for Bank BPH’s foreign currency-denominated mortgage portfolio, as of June 30, 2023 and December 31, 2022, respectively. Accordingly, total estimated losses related to borrower litigation were $2,632 million and $1,359 million as of June 30, 2023 and December 31, 2022, respectively. As of a result of the settlement program, the valuation allowance completely offsets the financing receivables balance as of June 30, 2023.
(b) Included $130 million and $28,998 million of assets and $180 million and $23,337 million of liabilities for GE HealthCare as of June 30, 2023 and December 31, 2022, respectively.

NOTE 3. INVESTMENT SECURITIES. All of our debt securities are classified as available-for-sale and substantially all are investment-grade supporting obligations to annuitants and policyholders in our run-off insurance operations. We manage the investments in our run-off insurance operations under strict investment guidelines, including limitations on asset class concentration, single issuer exposures, asset-liability duration variances, and other factors to meet credit quality, yield, liquidity and diversification requirements associated with servicing our insurance liabilities under reasonable circumstances. This process includes consideration of various asset allocation strategies and incorporates information from several external investment advisors to improve our investment yield subject to maintaining our ability to satisfy insurance liabilities when due, as well as considering our risk-based capital requirements, regulatory constraints, and tolerance for surplus volatility. Asset allocation planning is a dynamic process that considers changes in market conditions, risk appetite, liquidity needs and other factors, which are reviewed on a periodic basis by our investment team. Our investment in GE HealthCare comprised 61.6 million shares (approximately 13.5% ownership interest) at June 30, 2023. Our investment in AerCap comprised 78.2 million ordinary shares (approximately 33.6% ownership interest) at June 30, 2023 and an AerCap senior note, for which we have adopted the fair value option. We sold our remaining shares in Baker Hughes (BKR) during the first quarter of 2023. Our GE HealthCare and AerCap investments are recorded as Equity securities with readily determinable fair values. Investment securities held within insurance entities are classified as non-current as they support the long-duration insurance liabilities.

	June 30, 2023				December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity (GE HealthCare)	$—	$—	$—	$5,003	$—	$—	$—	$—
Equity and note (AerCap)	—	—	—	5,882	—	—	—	7,403
Equity (Baker Hughes)	—	—	—	—	—	—	—	207
Current investment securities	$—	$—	$—	$10,885	$—	$—	$—	$7,609
Debt
U.S. corporate	$27,624	$698	$(1,971)	$26,351	$26,921	$675	$(2,164)	$25,432
Non-U.S. corporate	2,557	20	(270)	2,306	2,548	18	(300)	2,266
State and municipal	2,759	74	(198)	2,635	2,898	66	(241)	2,722
Mortgage and asset-backed	4,740	10	(330)	4,420	4,442	21	(290)	4,173
Government and agencies	1,560	1	(138)	1,423	1,172	2	(147)	1,026
Other equity	258	—	—	258	408	—	—	408
Non-current investment securities	$39,497	$803	$(2,907)	$37,392	$38,388	$781	$(3,143)	$36,027

The amortized cost of debt securities excludes accrued interest of $464 million and $457 million at June 30, 2023 and December 31, 2022, respectively, which is reported in All other current assets.
2023 2Q FORM 10-Q 25

The estimated fair value of investment securities at June 30, 2023 increased since December 31, 2022, primarily due to the classification of our remaining equity interest in GE HealthCare within investment securities, new investments at Insurance, the mark-to-market effect on our equity interest in AerCap, lower market yields and tightening credit spreads, partially offset by GE HealthCare, AerCap and BKR share sales.

Total estimated fair value of debt securities in an unrealized loss position were $22,225 million and $21,482 million, of which $14,833 million and $3,275 million had gross unrealized losses of $(2,597) million and $(835) million and had been in a loss position for 12 months or more at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023, the majority of our U.S. and Non-U.S. corporate securities' gross unrealized losses were in the consumer, electric, technology and energy industries. In addition, gross unrealized losses on our Mortgage and asset-backed securities included $(212) million related to commercial mortgage-backed securities (CMBS) collateralized by pools of commercial mortgage loans on real estate, and $(112) million related to asset-backed securities. The majority of our CMBS and asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.

Net unrealized gains (losses) for equity securities with readily determinable fair values, which are recorded in Other income (loss) within continuing operations, were $522 million and $(1,464) million for the three months ended and $6,562 million and $(1,834) million for the six months ended June 30, 2023 and 2022, respectively.

Proceeds from debt and equity securities sales and early redemptions by issuers totaled $3,745 million and $3,474 million for the three months ended and $6,752 million and $5,423 million for the six months ended June 30, 2023 and 2022, respectively. Gross realized gains on debt securities were $26 million and $9 million for the three months ended and $38 million and $33 million for the six months ended June 30, 2023 and 2022, respectively. Gross realized losses and impairments on debt securities were $(25) million and $(11) million for the three months ended and $(46) million and $(15) million for the six months ended June 30, 2023 and 2022, respectively.

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at June 30, 2023 are as follows:

	Amortized cost	Estimated fair value
Within one year	$931	$924
After one year through five years	4,761	4,710
After five years through ten years	5,415	5,384
After ten years	23,392	21,697
We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

The majority of our equity securities are classified within Level 1 and the majority of our debt securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $6,394 million and $6,421 million are classified within Level 3, as significant inputs to their valuation models are unobservable at June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023 and 2022, there were no significant transfers into or out of Level 3.

In addition to the equity securities described above, we hold $786 million and $614 million of equity securities without readily determinable fair values at June 30, 2023 and December 31, 2022, respectively, that are classified within non-current All other assets in our Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were immaterial for all periods presented. These are primarily limited partnership investments in private equity, infrastructure and real estate funds that are measured at net asset value per share (or equivalent) as a practical expedient to estimated fair value and are excluded from the fair value hierarchy.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	June 30, 2023	December 31, 2022
Customer receivables	$11,758	$11,803
Revenue sharing program receivables(a)	1,250	1,326
Non-income based tax receivables	1,163	1,146
Supplier advances	758	691
Receivables from disposed businesses	238	115
Other sundry receivables	362	518
Allowance for credit losses(b)	(764)	(768)
Total current receivables	$14,767	$14,831
(a) Revenue sharing program receivables in Aerospace are amounts due from third parties who participate in engine programs by developing and supplying certain engine components through the life of the program. The participants share in program revenues, receive a share of customer progress payments and share costs related to discounts and warranties.
(b) Allowance for credit losses decreased primarily due to write-offs and recoveries, partially offset by net new provisions of $21 million and foreign currency impact.
2023 2Q FORM 10-Q 26

	June 30, 2023	December 31, 2022
Aerospace	$8,014	$7,784
Renewable Energy	2,361	2,415
Power	3,960	4,229
Corporate	432	404
Total current receivables	$14,767	$14,831

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $935 million and $953 million in the six months ended June 30, 2023 and 2022, respectively, related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in Renewable Energy and Aerospace, the Company has no continuing involvement, fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice due date. Included in the sales of customer receivables in the first quarter of 2023, was $77 million in our Gas Power business, primarily for risk mitigation purposes.

LONG-TERM RECEIVABLES	June 30, 2023	December 31, 2022
Long-term customer receivables(a)	$405	$457
Supplier advances	257	266
Non-income based tax receivables	251	213
Financing receivables	144	82
Sundry receivables	498	400
Allowance for credit losses	(183)	(183)
Total long-term receivables	$1,372	$1,236
(a) The Company sold zero and $81 million of long-term customer receivables to third parties for the six months ended June 30, 2023 and 2022, respectively, primarily in our Gas Power business for risk mitigation purposes.

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	June 30, 2023	December 31, 2022
Raw materials and work in process	$10,282	$9,191
Finished goods	4,459	3,937
Deferred inventory costs(a)	2,048	1,764
Inventories, including deferred inventory costs	$16,789	$14,891
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aerospace) and other costs for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	June 30, 2023	December 31, 2022
Original cost	$27,212	$26,641
Less accumulated depreciation and amortization	(16,771)	(16,303)
Right-of-use operating lease assets	1,932	1,854
Property, plant and equipment – net	$12,374	$12,192

Operating Lease Liabilities. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $2,097 million and $2,089 million, as of June 30, 2023 and December 31, 2022, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $206 million and $210 million, and $401 million and $436 million, for the three and six months ended June 30, 2023 and 2022, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL	January 1, 2023	Acquisitions	Currency exchange and other	Balance at June 30, 2023
Aerospace	$8,835	$—	$95	$8,930
Renewable Energy	3,201	—	83	3,284
Power	144	164	—	308
Corporate(a)	818	—	5	823
Total	$12,999	$164	$183	$13,345
(a) Corporate balance comprises our Digital business.

2023 2Q FORM 10-Q 27

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the second quarter of 2023, we did not identify any reporting units that required an interim impairment test. However, we continue to monitor the operating results and cash flow forecasts of our Digital reporting unit at Corporate and our Additive reporting unit in our Aerospace segment as the fair value of these reporting units were not significantly in excess of their carrying values based on the results of our most recent annual impairment test, performed in the fourth quarter of 2022. At June 30, 2023, our Digital and Additive reporting units had goodwill of $823 million and $246 million, respectively.

Intangible assets decreased $151 million during the six months ended June 30, 2023, primarily as a result of amortization, partially offset by additions of customer-related, capitalized software and patents and technology, mainly at Power and Aerospace, of $140 million. Consolidated amortization expense was $160 million and $136 million in the three months ended and $299 million and $1,058 million in the six months ended, June 30, 2023 and 2022, respectively. Included within consolidated amortization expense for the six months ended June 30, 2022 was a non-cash pre-tax impairment charge of $765 million related to intangible assets at our remaining Steam business within our Power segment, not including a related $59 million impairment charge in Property, plant and equipment. For further information on these non-cash pre-tax impairment charges, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 8. REVENUES

EQUIPMENT & SERVICES REVENUES
Three months ended June 30	2023			2022
	Equipment	Services	Total	Equipment	Services	Total
Aerospace	$2,533	$5,327	$7,860	$1,757	$4,370	$6,127
Renewable Energy	3,219	630	3,849	2,445	654	3,099
Power	1,073	3,078	4,152	1,196	3,006	4,202
Total segment revenues	$6,825	$9,035	$15,861	$5,399	$8,030	$13,428

Six months ended June 30	2023			2022
	Equipment	Services	Total	Equipment	Services	Total
Aerospace	$4,507	$10,334	$14,841	$3,411	$8,319	$11,730
Renewable Energy	5,530	1,157	6,687	4,618	1,352	5,970
Power	2,175	5,796	7,971	2,162	5,542	7,703
Total segment revenues	$12,212	$17,287	$29,499	$10,190	$15,213	$25,403

REVENUES	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Commercial Engines & Services	$5,700	$4,306	$10,894	$8,159
Defense	1,342	1,096	2,359	2,132
Systems & Other	818	725	1,587	1,439
Aerospace	$7,860	$6,127	$14,841	$11,730

Onshore Wind	$2,316	$2,052	$3,817	$3,958
Grid Solutions equipment and services	923	733	1,747	1,401
Offshore Wind, Hydro and Hybrid Solutions	611	314	1,122	611
Renewable Energy	$3,849	$3,099	$6,687	$5,970

Gas Power	$3,052	$3,133	$5,919	$5,621
Steam Power	649	691	1,191	1,327
Power Conversion, Nuclear and other	450	378	861	755
Power	$4,152	$4,202	$7,971	$7,703

Total segment revenues	$15,861	$13,428	$29,499	$25,403

Corporate	$839	$699	$1,686	$1,399

Total revenues	$16,699	$14,127	$31,185	$26,802

REMAINING PERFORMANCE OBLIGATION. As of June 30, 2023, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $245,787 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $53,538 million, of which 47%, 70% and 97% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $192,249 million, of which 12%, 43%, 68% and 82% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

2023 2Q FORM 10-Q 28

NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $766 million in the six months ended June 30, 2023 primarily due to a decrease in long-term service agreements, partially offset by the timing of revenue recognition ahead of billing milestones on long-term equipment contracts. Our long-term service agreements decreased primarily due to billings of $6,385 million, partially offset by revenues recognized of $5,390 million and a net favorable change in estimated profitability of $99 million at Power.

June 30, 2023	Aerospace	Renewable Energy	Power	Corporate	Total
Revenues in excess of billings	$2,527	$—	$5,522	$—	$8,048
Billings in excess of revenues	(7,608)	—	(1,846)	—	(9,454)
Long-term service agreements	$(5,081)	$—	$3,675	$—	$(1,406)
Equipment and other service agreements	481	1,154	1,533	275	3,443
Current contract assets	$(4,600)	$1,154	$5,209	$275	$2,037

Nonrecurring engineering costs(a)	2,438	20	2	—	2,460
Customer advances and other(b)	2,371	—	609	—	2,980
Non-current contract and other deferred assets	$4,809	$20	$611	$—	$5,440
Total contract and other deferred assets	$208	$1,174	$5,820	$275	$7,477

December 31, 2022
Revenues in excess of billings	$2,363	$—	$5,403	$—	$7,766
Billings in excess of revenues	(6,681)	—	(1,763)	—	(8,443)
Long-term service agreements	$(4,318)	$—	$3,640	$—	$(677)
Equipment and other service agreements	433	1,063	1,404	245	3,144
Current contract assets	$(3,884)	$1,063	$5,044	$245	$2,467

Nonrecurring engineering costs(a)	2,513	17	4	—	2,534
Customer advances and other(b)	2,519	—	724	—	3,243
Non-current contract and other deferred assets	$5,032	$17	$728	$—	$5,776
Total contract and other deferred assets	$1,148	$1,079	$5,772	$245	$8,244
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

Progress collections and deferred income increased $902 million primarily due to new collections received in excess of revenue recognition primarily at Power. Revenues recognized for contracts included in a liability position at the beginning of the year were $8,403 million and $7,232 million for the six months ended June 30, 2023 and 2022, respectively.

June 30, 2023	Aerospace	Renewable Energy	Power	Corporate	Total
Progress collections	$5,865	$5,270	$5,363	$134	$16,632
Current deferred income	187	196	14	113	510
Progress collections and deferred income	$6,052	$5,466	$5,377	$247	$17,142
Non-current deferred income	1,136	189	46	14	1,384
Total Progress collections and deferred income	$7,188	$5,656	$5,422	$261	$18,527

December 31, 2022
Progress collections	$5,814	$5,195	$4,514	$131	$15,655
Current deferred income	233	208	13	107	562
Progress collections and deferred income	$6,047	$5,404	$4,527	$238	$16,216
Non-current deferred income	1,110	183	104	12	1,409
Total Progress collections and deferred income	$7,157	$5,586	$4,632	$250	$17,625

NOTE 10. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method and other investments, long-term customer and sundry receivables (see Note 4), cash and cash equivalents and receivables in our run-off insurance operations and prepaid taxes and other deferred charges. All other non-current assets increased $696 million in the six months ended June 30, 2023, primarily due to an increase in equity method and other investments of $295 million, an increase in long-term receivables of $136 million, an increase in pension surplus of $126 million and an increase in Insurance cash and cash equivalents of $122 million. Insurance cash and cash equivalents was $741 million and $619 million at June 30, 2023 and December 31, 2022, respectively.

2023 2Q FORM 10-Q 29

NOTE 11. BORROWINGS

	June 30, 2023	December 31, 2022
Current portion of long-term borrowings
Senior notes issued by GE	$195	$464
Senior and subordinated notes assumed by GE	1,032	1,973
Senior notes issued by GE Capital	528	1,188
Other	127	115
Total short-term borrowings	$1,882	$3,739

Senior notes issued by GE	$4,683	$4,724
Senior and subordinated notes assumed by GE	8,625	8,406
Senior notes issued by GE Capital	5,741	6,289
Other	851	901
Total long-term borrowings	$19,900	$20,320
Total borrowings	$21,782	$24,059
The Company has provided a full and unconditional guarantee on the payment of the principal and interest on all senior and subordinated outstanding long-term debt securities issued by subsidiaries of GE Capital, our former financial services business. See Note 21 for further information about borrowings and associated hedges.

NOTE 12. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

	June 30, 2023	December 31, 2022
Trade payables	$10,538	$10,033
Supply chain finance programs	3,278	3,689
Equipment project payables(a)	1,218	1,236
Non-income based tax payables	481	441
Accounts payable and equipment project payables	$15,515	$15,399
(a) Primarily related to projects in our Power and Renewable Energy segments.

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $4,371 million and $3,493 million for the six months ended June 30, 2023 and 2022, respectively.

NOTE 13. INSURANCE LIABILITIES AND ANNUITY BENEFITS. On January 1, 2023, we adopted Accounting Standards Update No. 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The new guidance for measuring the liability for future policy benefits and related reinsurance recoverable asset was adopted on a modified retrospective basis such that those balances were adjusted to conform to the new guidance at the January 1, 2021 transition date. Refer to the revised portions of our 2022 Form 10-K on Form 8-K as filed on April 25, 2023 for more information.
Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenues of $847 million and $766 million, profit was $64 million and $56 million and net earnings was $50 million and $46 million for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, revenues were $1,639 million and $1,530 million, profit was $134 million and $162 million and net earnings was $104 million and $130 million, respectively. These operations were supported by assets of $47,386 million and $45,031 million at June 30, 2023 and December 31, 2022, respectively. A summary of our insurance liabilities and annuity benefits is presented below:

June 30, 2023	Long-term care	Structured settlement annuities	Life	Other contracts	Total
Future policy benefit reserves	$25,888	$9,224	$985	$417	$36,514
Investment contracts	—	830	—	802	1,632
Other	—	—	176	351	527
Total	$25,888	$10,055	$1,161	$1,569	$38,673

December 31, 2022
Future policy benefit reserves	$24,256	$8,860	$1,040	$437	$34,593
Investment contracts	—	860	—	849	1,708
Other	—	—	178	365	544
Total	$24,256	$9,720	$1,218	$1,651	$36,845
2023 2Q FORM 10-Q 30

The following tables summarize balances of and changes in future policy benefits reserves.

	June 30, 2023			June 30, 2022
Present value of expected net premiums	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Balance, beginning of year	$4,059	$—	$4,828	$5,652	$—	$6,622
Beginning balance at locked-in discount rate	3,958	—	5,210	4,451	—	5,443
Effect of changes in cash flow assumptions	1	—	—	—	—	—
Effect of actual variances from expected experience	31	—	(87)	(168)	—	(3)
Adjusted beginning of year balance	3,991	—	5,122	4,283	—	5,440
Interest accrual	105	—	100	115	—	102
Net premiums collected	(201)	—	(150)	(221)	—	(166)
Effect of foreign currency	—	—	86	—	—	(25)
Ending balance at locked-in discount rate	3,895	—	5,159	4,177	—	5,351
Effect of changes in discount rate assumptions	239	—	(162)	308	—	(264)
Balance, end of period	$4,134	$—	$4,997	$4,485	$—	$5,086

Present value of expected future policy benefits
Balance, beginning of year	$28,316	$8,860	$5,868	$40,296	$12,328	$7,923
Beginning balance at locked-in discount rate	27,026	8,790	6,247	27,465	9,024	6,560
Effect of changes in cash flow assumptions	(14)	—	—	—	—	—
Effect of actual variances from expected experience	26	10	(44)	(169)	7	29
Adjusted beginning of year balance	27,038	8,800	6,203	27,296	9,030	6,588
Interest accrual	727	229	119	729	237	123
Benefit payments	(630)	(338)	(287)	(563)	(333)	(275)
Effect of foreign currency	—	—	91	—	—	(26)
Ending balance at locked-in discount rate	27,135	8,691	6,126	27,461	8,935	6,409
Effect of changes in discount rate assumptions	2,887	533	(144)	3,365	683	(234)
Balance, end of period	$30,022	$9,224	$5,983	$30,826	$9,618	$6,175
Net future policy benefit reserves	$25,888	$9,224	$985	$26,341	$9,618	$1,089
Less: Reinsurance recoverables, net of allowance for credit losses	(186)	—	(34)	(3,897)	—	(80)
Net future policy benefit reserves, after reinsurance recoverables	$25,702	$9,224	$952	$22,443	$9,618	$1,008

The Statement of Earnings (Loss) for the six months ended June 30, 2023 and 2022 included gross premiums or assessments of $424 million and $456 million and interest accretion of $869 million and $872 million, respectively. For the six months ended June 30, 2023 and 2022, gross premiums or assessments was substantially all related to long-term care of $246 million and $244 million and life of $166 million and $196 million, while interest accretion was substantially all related to long-term care of $621 million and $614 million and structured settlement annuities of $229 million and $237 million, respectively.

The following table provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses.

		June 30, 2023		June 30, 2022
		Undiscounted	Discounted(a)	Undiscounted	Discounted(a)
Long-term care:	Gross premiums	$7,807	$4,995	$7,939	$5,117
	Benefit payments	64,585	30,022	66,850	30,826
Structured settlement annuities:	Benefit payments	19,608	9,224	20,308	9,618
Life:	Gross premiums	13,620	6,125	14,286	6,290
	Benefit payments	11,850	5,983	12,351	6,175
(a) Determined using the current discount rate as of June 30, 2023 and 2022.

2023 2Q FORM 10-Q 31

The following table provides the weighted-average durations of and weighted-average interest rates for the liability for future policy benefits.

	June 30, 2023			June 30, 2022
	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Duration (years)(a)	13.1	11.1	5.3	13.6	11.3	5.8
Interest accretion rate	5.5%	5.4%	5.1%	5.5%	5.4%	5.0%
Current discount rate	5.1%	5.1%	5.0%	5.0%	4.9%	4.8%
(a) Duration determined using the current discount rate as of June 30 2023 and 2022.

At June 30, 2023 and 2022, policyholders account balances totaled $1,884 million and $2,051 million, respectively. As our insurance operations are in run-off, changes in policyholder account balances for the six months ended June 30, 2023 and 2022 are primarily attributed to surrenders, withdrawals, and benefit payments of $219 million and $224 million, partially offset by net additions from separate accounts and interest credited of $134 million and $145 million, respectively. Interest on policyholder account balances is being credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both June 30, 2023 and 2022.

In the third quarter, we will complete our annual review of future policy benefit reserves cash flow assumptions, except related claim expenses which remain locked-in. If the review concludes that the assumptions need to be updated, future policy benefit reserves will be adjusted retroactively to the ASU 2018-12 transition date based on the revised net premium ratio using actual historical experience, updated cash flow assumptions, and the locked-in discount rate with the effect of those changes recognized in current period earnings.

See Note 3 for further information related to our run-off insurance operations.

NOTE 14. POSTRETIREMENT BENEFIT PLANS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. Please refer to Note 13 to the consolidated financial statements in the revised portions of our 2022 Form 10-K on Form 8-K as filed on April 25, 2023, for further information.

The components of benefit plans cost other than the service cost are included in the caption Non-operating benefit costs in our Statement of Earnings (Loss).

PRINCIPAL PENSION PLANS	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Service cost for benefits earned	$24	$49	$45	$98
Expected return on plan assets	(594)	(785)	(1,188)	(1,571)
Interest cost on benefit obligations	472	516	946	1,033
Net actuarial loss amortization and other	(187)	352	(359)	715
Net periodic expense (income)	(285)	132	(556)	275
Less discontinued operations	—	46	—	95
Continuing operations – net periodic expense (income)	$(285)	$86	$(556)	$180
Principal retiree benefit plans income was $36 million and $53 million for the three months ended June 30, 2023 and 2022, respectively, and $72 million and $105 million for the six months ended June 30, 2023 and 2022, respectively. Principal retiree benefit plans income from continuing operations was $34 million and $67 million for the three months and six months ended June 30, 2022, respectively. Other pension plans income was $30 million and $99 million for the three months ended June 30, 2023 and 2022, respectively, and $59 million and $216 million for the six months ended June 30, 2023 and 2022, respectively. Other pension plans income from continuing operations was $72 million and $161 million for the three months and six months ended June 30, 2022, respectively.

We also have a defined contribution plan for eligible U.S. employees that provides employer contributions which were $103 million and $114 million for the three months ended June 30, 2023 and 2022, respectively, and $180 million and $224 million for the six months ended June 30, 2023 and 2022, respectively. Employer contributions from continuing operations were $79 million and $158 million for the three months and six months ended June 30, 2022, respectively.

NOTE 15. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities and All other liabilities primarily include liabilities for customer sales allowances, equipment project and commercial liabilities, loss contracts, employee compensation and benefits, income taxes payable and uncertain tax positions, operating lease liabilities (see Note 6), environmental, health and safety remediations and product warranties (see Note 23). All other current liabilities decreased $510 million in the six months ended June 30, 2023, primarily due to employee compensation and benefit liabilities of $550 million and derivative instruments of $145 million partially offset by taxes payable of $133 million and equipment projects and other commercial liabilities of $131 million. All other liabilities increased $4 million in the six months ended June 30, 2023, primarily due to uncertain and other income taxes and related liabilities of $222 million partially offset by equipment projects and other commercial liabilities of $190 million.

2023 2Q FORM 10-Q 32

NOTE 16. INCOME TAXES. Our income tax rate was 7.7% and (8.9)% for the six months ended June 30, 2023 and 2022, respectively. The low tax rate for 2023 was primarily due to the unrealized gain on our investment in GE HealthCare, which is expected to be recovered tax-free and U.S. general business credits. We intend to dispose of our investment in a manner consistent with the tax-free treatment confirmed in our Internal Revenue Service (IRS) ruling in connection with the spin of GE HealthCare. This was partially offset by losses in foreign jurisdictions that are not likely to be utilized and separation income tax costs including disallowed expenses and valuation allowances related to the spin of GE HealthCare. The tax rate for 2022 reflects a tax provision on a pre-tax loss. The rate was negative primarily due to the net unrealized capital loss on our retained and sold ownership interests for which the loss could not be tax benefited, losses in foreign jurisdictions that are not likely to be utilized and non-tax benefited asset impairment charges.

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

The IRS is currently auditing our consolidated U.S. income tax returns for 2016-2018.

NOTE 17. SHAREHOLDERS’ EQUITY

	Three months ended June 30		Six months ended June 30
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI) (Dividends per share in dollars)	2023	2022	2023	2022
Beginning balance	$(3,505)	$(4,746)	$(5,893)	$(4,569)
AOCI before reclasses – net of taxes of $(13), $46, $(18) and $136	67	(760)	220	(941)
Reclasses from AOCI – net of taxes of $0, $0, $(626) and $0(a)	27	—	2,262	—
AOCI	95	(760)	2,481	(941)
Less AOCI attributable to noncontrolling interests	(2)	6	(3)	2
Currency translation adjustments AOCI	$(3,409)	$(5,512)	$(3,409)	$(5,512)

Beginning balance	$4,214	$3,884	$6,531	$3,646
AOCI before reclasses – net of taxes of $12, $32, $(1) and $57	41	97	(43)	151
Reclasses from AOCI – net of taxes of $(63), $51, $(657) and $106(a)	(214)	192	(2,449)	378
AOCI	(173)	289	(2,492)	529
Less AOCI attributable to noncontrolling interests	—	—	(2)	2
Benefit plans AOCI	$4,041	$4,173	$4,041	$4,173

Beginning balance	$(1,222)	$2,174	$(1,927)	$5,172
AOCI before reclasses – net of taxes of $(127), $(720), $61 and $(1,521)	(446)	(2,714)	272	(5,708)
Reclasses from AOCI – net of taxes of $(3), $5, $(3) and $7(a)	(28)	19	(41)	14
AOCI	(474)	(2,695)	231	(5,693)
Investment securities and cash flow hedges AOCI	$(1,696)	$(521)	$(1,696)	$(521)

Beginning balance	$(2,776)	$(5,427)	$(983)	$(9,109)
AOCI before reclasses – net of taxes of $71, $859, $(406) and $1,838	267	3,231	(1,527)	6,913
AOCI	267	3,231	(1,527)	6,913
Long-duration insurance contracts AOCI	$(2,510)	$(2,196)	$(2,510)	$(2,196)

AOCI at June 30	$(3,573)	$(4,057)	$(3,573)	$(4,057)

Dividends declared per common share	$0.08	$0.08	$0.16	$0.16
(a)The total reclassification from AOCI included $195 million, including currency translation of $2,234 million and benefit plans of $(2,030) million, net of taxes, in first quarter of 2023 related to the spin-off of GE HealthCare.

Preferred stock. GE preferred stock shares outstanding were 2,795,444 and 5,795,444 at June 30, 2023 and December 31, 2022, respectively. We redeemed $3,000 million of GE Series D preferred stock in the first quarter of 2023. On July 25, 2023, we announced our intention to redeem the remaining outstanding shares of GE preferred stock on September 15, 2023 for expected total cash spend of approximately $2,800 million.

Common stock. GE common stock shares outstanding were 1,088,378,193 and 1,089,107,878 at June 30, 2023 and December 31, 2022, respectively. For further information on our common and preferred stock issuances, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

2023 2Q FORM 10-Q 33

NOTE 18. EARNINGS PER SHARE INFORMATION

Three months ended June 30	2023		2022
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$1,054	$1,054	$(1,133)	$(1,133)
Preferred stock dividends and other	(58)	(58)	(67)	(67)
Earnings (loss) from continuing operations attributable to common shareholders	996	996	(1,201)	(1,201)
Earnings (loss) from discontinued operations	(1,019)	(1,019)	252	252
Net earnings (loss) attributable to GE common shareholders	(23)	(23)	(949)	(949)

Shares of GE common stock outstanding	1,089	1,089	1,099	1,099
Employee compensation-related shares (including stock options)	10	—	—	—
Total average equivalent shares	1,098	1,089	1,099	1,099

Earnings (loss) per share from continuing operations	$0.91	$0.91	$(1.09)	$(1.09)
Earnings (loss) per share from discontinued operations	(0.93)	(0.94)	0.23	0.23
Net earnings (loss) per share	(0.02)	(0.02)	(0.86)	(0.86)

Potentially dilutive securities(b)	28		51

Six months ended June 30	2023		2022
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$7,295	$7,302	$(2,357)	$(2,357)
Preferred stock dividends and other(a)	(204)	(204)	(119)	(119)
Earnings (loss) from continuing operations attributable to common shareholders	7,091	7,098	(2,476)	(2,476)
Earnings (loss) from discontinued operations	238	238	339	339
Net earnings (loss) attributable to GE common shareholders	7,329	7,336	(2,137)	(2,137)

Shares of GE common stock outstanding	1,089	1,089	1,099	1,099
Employee compensation-related shares (including stock options)	9	—	—	—
Total average equivalent shares	1,097	1,089	1,099	1,099

Earnings (loss) per share from continuing operations	$6.46	$6.52	$(2.25)	$(2.25)
Earnings (loss) per share from discontinued operations	0.22	0.22	0.31	0.31
Net earnings (loss) per share	6.68	6.74	(1.94)	(1.94)

Potentially dilutive securities(b)	33		46
(a) For the six months ended June 30, 2023, included $(30) million related to excise tax on preferred share redemption.
(b) Outstanding stock awards not included in the computation of diluted earnings (loss) per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three and six months ended June 30, 2023, application of this treatment had an insignificant effect. For the three and six months ended June 30, 2022, as a result of the loss from continuing operations, losses were not allocated to the participating securities.

NOTE 19. OTHER INCOME (LOSS)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Investment in GE HealthCare realized and unrealized gain (loss)	$(214)	$—	$5,879	$—
Investment in and note with AerCap realized and unrealized gain (loss)	572	(1,071)	378	(2,807)
Investment in Baker Hughes realized and unrealized gain (loss)	—	(459)	10	1,056
Gains (losses) on retained and sold ownership interests	$358	$(1,530)	$6,266	$(1,751)
Other net interest and investment income (loss)	155	54	341	147
Licensing and royalty income	91	29	125	86
Equity method income	68	77	69	115
Other items	20	142	(28)	224
Total other income (loss)	$692	$(1,227)	$6,773	$(1,178)

Our investment in GE HealthCare comprises 61.6 million shares (approximately 13.5% ownership interest) at June 30, 2023. During the six months ended June 30, 2023, we received total proceeds of $2,192 million from the disposition of GE HealthCare shares. Our investment in AerCap comprises 78.2 million ordinary shares (approximately 33.6% ownership interest) at June 30, 2023 and an AerCap senior note. During the six months ended June 30, 2023, we received total proceeds of $1,898 million from the sale of AerCap shares. During the first quarter of 2023, we received proceeds of $216 million from the sale of Baker Hughes shares and have now fully monetized our position.

2023 2Q FORM 10-Q 34

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

	Three months ended June 30		Six months ended June 30
RESTRUCTURING AND OTHER CHARGES	2023	2022	2023	2022
Workforce reductions	$92	$5	$157	$19
Plant closures & associated costs and other asset write-downs	38	24	121	51
Acquisition/disposition net charges and other	14	16	27	25
Total restructuring and other charges	$144	$46	$305	$94

Cost of equipment/services	$29	$16	$65	$43
Selling, general and administrative expenses	115	29	240	54
Other (income) loss	—	—	—	(3)
Total restructuring and other charges	$144	$46	$305	$94

Aerospace	$4	$5	$7	$10
Renewable Energy	76	6	141	12
Power	19	33	39	67
Corporate	46	2	118	5
Total restructuring and other charges	$144	$46	$305	$94
Restructuring and other charges cash expenditures	$155	$85	$293	$211

An analysis of changes in the liability for restructuring follows:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Balance at beginning of period	$976	$710	$977	$825
Additions	85	22	171	31
Payments	(97)	(70)	(184)	(185)
Effect of foreign currency and other	(2)	(22)	(2)	(31)
Balance at June 30(a)	$963	$640	$963	$640
(a) Includes actuarial determined post-employment severance benefits reserve of $360 million and $328 million as of June 30, 2023 and 2022, respectively. Also includes $64 million reserve in discontinued operations related to a GE technology contract which is indemnified by GE HealthCare as of June 30, 2023.

For the three and six months ended June 30, 2023, restructuring and other initiatives primarily included exit activities related to the restructuring program announced in the fourth quarter of 2022 reflecting lower Corporate shared-service and footprint needs as a result of the GE HealthCare spin-off. It also includes exit activities associated with the plan announced in the fourth quarter of 2022 to undertake a restructuring program across our businesses planned to be part of GE Vernova, primarily reflecting the selectivity strategy to operate in fewer markets and to simplify and standardize product variants at Renewable Energy. We recorded total charges of $144 million and $305 million, consisting of $59 million and $134 million, primarily in non-cash impairment, accelerated depreciation and other charges, not reflected in the table above, and $85 million and $171 million primarily in employee workforce reduction charges, which are reflected in the table above in the three and six months ended June 30, 2023, respectively. We incurred $155 million and $293 million in cash outflows related to restructuring actions, primarily for employee severance payments and contract terminations in the three and six months ended June 30, 2023, respectively.

For the three and six months ended June 30, 2022, restructuring and other initiatives primarily included exit activities at our Power business related to our new coal build wind-down actions announced in the third quarter of 2021, which included the exit of certain product lines, closing certain manufacturing and office facilities, and workforce reduction programs. We recorded total charges of $46 million and $94 million, consisting of $24 million and $63 million primarily in non-cash impairment, accelerated depreciation and other charges, not reflected in the table above, and $22 million and $31 million primarily in employee workforce reduction charges, which are reflected in the table above in the three and six months ended June 30, 2022, respectively. We incurred $85 million and $211 million in cash outflows related to restructuring actions, primarily for employee severance payments in the three and six months ended June 30, 2022, respectively.

SEPARATION COSTS. In November 2021, the company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aviation, healthcare, and energy. As a result of this plan, we have incurred and expect to continue to incur separation, transition, and operational costs, which will depend on specifics of the transactions.

2023 2Q FORM 10-Q 35

For the three and six months ended June 30, 2023, we incurred pre-tax separation expense of $226 million and $431 million, paid $372 million and $576 million in cash, respectively, primarily related to employee costs, professional fees, costs to establish certain stand-alone functions and information technology systems, and other transformation and transaction costs to transition to three stand-alone public companies. These costs are presented as separation costs in our consolidated Statement of Earnings (Loss). In addition, we incurred $34 million net tax benefit and $22 million of net tax expense, including taxes associated with planned legal entity restructuring and changes to indefinite reinvestment of foreign earnings in the three and six months ended June 30, 2023, respectively.

For the three and six months ended June 30, 2022, respectively, we incurred pre-tax separation costs of $148 million and $247 million, paid $20 million and $23 million in cash, and recognized $15 million and $39 million of net tax expense related to separation activities.

As discussed in Note 2, GE completed the separation of its HealthCare business into a separate, independent publicly traded company, GE HealthCare Technologies Inc. As a result, pre-tax separation costs specifically identifiable to GE HealthCare are now reflected in discontinued operations. We incurred $1 million and $21 million in pre-tax costs for the three and six months ended June 30, 2023, respectively, recognized $4 million of tax benefits for the six months ended June 30, 2023, and spent $55 million and $140 million in cash for the three and six months ended June 30, 2023, respectively.

NOTE 21. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

		June 30, 2023		December 31, 2022
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,329	$2,196	$2,557	$2,418
Liabilities	Borrowings (Note 11)	$21,782	$20,805	$24,059	$22,849
	Investment contracts (Note 13)	1,632	1,677	1,708	1,758

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

FAIR VALUE OF DERIVATIVES	June 30, 2023			December 31, 2022
	Gross Notional	All other assets	All other liabilities	Gross Notional	All other assets	All other liabilities
Currency exchange contracts	$4,784	$147	$129	$5,112	$132	$146
Derivatives accounted for as hedges	$4,784	$147	$129	$5,112	$132	$146

Currency exchange contracts	$62,266	$1,139	$1,056	$51,885	$946	$1,082
Other contracts	700	159	15	901	197	14
Derivatives not accounted for as hedges	$62,966	$1,298	$1,071	$52,786	$1,143	$1,095

Gross derivatives	$67,750	$1,445	$1,200	$57,898	$1,275	$1,241

Netting and credit adjustments		$(926)	$(925)		$(821)	$(820)
Net derivatives recognized in statement of financial position		$519	$275		$454	$420

FAIR VALUE HEDGES. As of June 30, 2023, all fair value hedges were terminated due to exposure management actions, including debt maturities. Gains (losses) associated with the terminated hedging relationships will continue to amortize into interest expense until the hedged borrowings mature. The cumulative amount of hedging adjustments of $1,216 million (all on discontinued hedging relationships) was included in the carrying amount of the previously hedged liability of $8,956 million. At June 30, 2022, the cumulative amount of hedging adjustments of $1,801 million (all on discontinued hedging relationships) was included in the carrying amount of the previously hedged liability of $15,290 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

2023 2Q FORM 10-Q 36

CASH FLOW HEDGES AND NET INVESTMENT HEDGES
Gain (loss) recognized in AOCI	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Cash flow hedges(a)	$21	$(110)	$49	$(157)
Net investment hedges(b)	(68)	183	(130)	294
(a) Primarily related to currency exchange contracts.
(b) The carrying value of foreign currency debt designated as net investment hedges was $4,710 million and $3,311 million as of June 30, 2023 and 2022, respectively. The total reclassified from AOCI into earnings was zero for both the three months and six months ended June 30, 2023 and 2022.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The total amount in AOCI related to cash flow hedges of forecasted transactions was a $15 million loss as of June 30, 2023. We expect to reclassify $31 million of loss to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. As of June 30, 2023, the maximum term of derivative instruments that hedge forecasted transactions was approximately 12 years.

The table below presents the effects of hedges and resulting gains (losses) of our derivative financial instruments in the Statement of Earnings (Loss):

	Three months ended June 30, 2023				Three months ended June 30, 2022
	Revenues	Interest Expense	SG&A	Other(a)	Revenues	Interest Expense	SG&A	Other(a)
	$16,699	$267	$2,358	$13,054	$14,127	$368	$1,817	$9,298
Cash flow hedges	$4	$(4)	$—	$11	$—	$(7)	$—	$(36)
Fair value hedges						$(7)
Non-hedging derivatives (b)	$(1)	$—	$175	$(69)	$1	$—	$(349)	$(29)

	Six months ended June 30, 2023				Six months ended June 30, 2022
	Revenues	Interest Expense	SG&A	Other(a)	Revenues	Interest Expense	SG&A	Other(a)
	$31,185	$536	$4,500	$29,864	$26,802	$756	$4,543	$19,120
Cash flow hedges	$5	$(6)	$—	$9	$4	$(13)	$—	$(68)
Fair value hedges						$(16)
Non-hedging derivatives (b)	$—	$—	$290	$(127)	$2	$—	$(454)	$(95)
(a) Amounts are inclusive of cost of sales and other income (loss).
(b) SG&A was primarily driven by hedges of deferred incentive compensation, and hedges of remeasurement of monetary assets and liabilities.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties were $391 million and $306 million at June 30, 2023 and December 31, 2022, respectively. Counterparties' exposures to our derivative liability were $216 million and $365 million at June 30, 2023 and December 31, 2022, respectively.

NOTE 22. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $306 million and $401 million and liabilities of $200 million and $206 million at June 30, 2023 and December 31, 2022, respectively, in consolidated Variable Interest Entities (VIEs). These entities were created to help our customers facilitate or finance the purchase of GE equipment and services and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $6,238 million and $5,917 million at June 30, 2023 and December 31, 2022, respectively. Of these investments, $1,415 million and $1,481 million were owned by EFS, comprising equity method investments, primarily renewable energy tax equity investments, at June 30, 2023 and December 31, 2022, respectively. In addition, $4,607 million and $4,219 million were owned by our run-off insurance operations, primarily comprising equity method investments at June 30, 2023 and December 31, 2022, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 23.

2023 2Q FORM 10-Q 37

NOTE 23. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. We had total investment commitments of $4,054 million at June 30, 2023. The commitments primarily comprise investments by our run-off insurance operations in investment securities and other assets of $3,975 million and included within these commitments are obligations to make investments in unconsolidated VIEs of $3,719 million. See Note 22 for further information.

As of June 30, 2023, in our Aerospace segment, we have committed to provide financing assistance of $2,583 million of future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. Indemnification agreements - Discontinued Operations. Following the Separation of GE HealthCare on January 3, 2023, GE has remaining performance and bank guarantees on behalf of its former HealthCare business. Under the Separation Distribution Agreement (SDA) entered into by the Company and GE HealthCare in connection with the Separation, GE HealthCare is obligated to use reasonable best efforts to replace GE as the guarantor on or terminate all such credit support instruments. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligor(s), GE could be obligated to make payments under the applicable instruments. Under the SDA, GE HealthCare is obligated to reimburse and indemnify GE for any such payments. As of June 30, 2023, GE’s maximum aggregate exposure under such credit support instruments was $54 million. Most of these guarantees are not expected to remain in effect as of December 31, 2023. GE also has obligations under the Transition Services Agreement to indemnify GE HealthCare for certain of its technology costs of $56 million, which are expected to be incurred by GE HealthCare within the first year following the Separation and are fully reserved, and under the Tax Matters Agreement to indemnify GE HealthCare for certain tax costs of $47 million, which are fully reserved. In addition, we have provided specific indemnities to other buyers of assets of our business that, in the aggregate, represent a maximum potential claim of $726 million with related reserves of $75 million.

Indemnification agreements – Continuing Operations. GE has obligations under the Tax Matters Agreement to indemnify GE HealthCare for certain tax costs and other indemnifications of $39 million, which are fully reserved. In addition, we have $504 million of other indemnification commitments, including representations and warranties in sales of business assets, for which we recorded a liability of $72 million.

For information on credit support agreements, see our Annual Report on Form 10-K for the year ended December 31, 2022.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,955 million and $1,960 million at June 30, 2023 and December 31, 2022, respectively.

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 24 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 23 to the consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023; refer to those discussions for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Alstom legacy legal matters. In 2015, we acquired the Steam Power, Renewables and Grid businesses from Alstom, which prior to our acquisition were the subject of significant cases involving anti-competitive activities and improper payments. We had reserves of $421 million and $455 million at June 30, 2023 and December 31, 2022, respectively, for legal and compliance matters related to the legacy business practices that were the subject of cases in various jurisdictions. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the reserve established. The estimation of this reserve may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this reserve. Factors that can affect the ultimate amount of losses associated with these and related matters include the way cooperation is assessed and valued, prosecutorial discretion in the determination of damages, formulas for determining disgorgement, fines or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided.

2023 2Q FORM 10-Q 38

Baker Hughes shareholder lawsuit. As previously reported by Baker Hughes, in March 2019, two derivative lawsuits were filed in the Delaware Court of Chancery naming as defendants GE, directors of Baker Hughes (including former members of GE’s Board of Directors and current and former GE executive officers) and Baker Hughes (as nominal defendant), and the court issued an order consolidating these two actions (the Schippnick case). The complaint as amended in May 2019 alleged, among other things, that GE and the Baker Hughes directors breached their fiduciary duties, and that GE was unjustly enriched by entering into transactions and agreements related to GE's sales of approximately 12% of its ownership interest in Baker Hughes in November 2018. The complaint sought declaratory relief, disgorgement of profits, an award of damages, pre- and post-judgment interest and attorneys’ fees and costs. In May 2019, the plaintiffs voluntarily dismissed their claims against the directors who were members of the Baker Hughes Conflicts Committee and a former Baker Hughes director. In October 2019, the Court denied the remaining defendants’ motions to dismiss, except with respect to the unjust enrichment claim against GE, which was dismissed. In November 2019, the defendants filed their answer to the complaint, and a special litigation committee of the Baker Hughes Board of Directors moved for an order staying all proceedings in this action pending completion of the committee's investigation of the allegations and claims asserted in the complaint. In October 2020, the special litigation committee filed a report with the Court recommending that the derivative action be terminated. In January 2021, the special committee filed a motion to terminate the action. In April 2023, the Court granted the special committee’s motion to terminate the action.

GE Retirement Savings Plan class actions. Four putative class action lawsuits have been filed regarding the oversight of the GE RSP, and those class actions have been consolidated into a single action in the U.S. District Court for the District of Massachusetts. The consolidated complaint names as defendants GE, GE Asset Management, current and former GE and GE Asset Management executive officers and employees who served on fiduciary bodies responsible for aspects of the GE RSP during the class period. Like similar lawsuits that have been brought against other companies in recent years, this action alleges that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act (ERISA) in their oversight of the GE RSP, principally by retaining five proprietary funds that plaintiffs allege were underperforming as investment options for plan participants and by charging higher management fees than some alternative funds. The plaintiffs seek unspecified damages on behalf of a class of GE RSP participants and beneficiaries from September 26, 2011 through the date of any judgment. In August and December 2018, the court issued orders dismissing one count of the complaint and denying GE's motion to dismiss the remaining counts. In September 2022, both GE and the plaintiffs filed motions for summary judgment on the remaining claims, and oral arguments on the motions have been scheduled for August 2023.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. For several years, GE has observed an increase in the number of lawsuits being brought against Bank BPH and other banks in Poland by current and former borrowers, and we expect this to continue in future reporting periods.

In July 2023, GE took actions to significantly reduce exposure to future losses at Bank BPH. GE and Bank BPH have approved the adoption of a settlement program intended to be made available over time to Bank BPH borrowers. GE also converted the entirety of its $1,599 million parent company loan to equity in the bank in order to maintain appropriate regulatory capital levels. In connection with the foregoing, GE recorded an additional charge of $1,014 million, increasing total estimated losses associated with Bank BPH borrower litigation to $2,632 million as of June 30, 2023 compared to $1,540 million as of March 31, 2023.

No incremental cash contributions from GE are required in connection with the charge as the current cash balances at Bank BPH are adequate.

The estimate of total losses for borrower litigation at Bank BPH as of June 30, 2023 accounts for the costs of payments to borrowers who we estimate will participate in the settlement program, as well as estimates of litigation with other borrowers where remedies can often exceed the value of the current loan balance, and represents our best estimate of the total losses we expect to incur over time. However, there are a number of factors that could affect the estimate in the future, including: potentially significant judicial decisions or binding resolutions by the European Court of Justice (ECJ) or the Polish Supreme Court, including a ruling by the ECJ in June 2023 that could significantly increase the cost to banks of loans invalidated by Polish courts and encourage more borrower lawsuits; the impact of any such decisions or resolutions on how Polish courts will interpret and apply the law in particular cases; the receptivity of borrowers over time to Bank BPH’s and other banks’ settlement offers; the ability of banks, including Bank BPH, to recover from borrowers the original principal amount of loans invalidated by Polish courts. In addition, there is continued uncertainty arising from investigations by the Polish Office of Competition and Consumer Protection (UOKiK), particularly UOKiK's investigation into the adequacy of disclosure of foreign exchange risk by banks (including Bank BPH) and the legality under Polish law of unlimited foreign exchange risk on customers. While we are unable at this time to develop a meaningful estimate of reasonably possible losses beyond the amount currently recorded, future changes related to any of the foregoing or in Bank BPH’s settlement approach, or other adverse developments such as actions by regulators, legislators or other governmental authorities (including UOKiK), could increase our estimate of total losses and potentially require future cash contributions to Bank BPH. See Note 2 for further information.

2023 2Q FORM 10-Q 39

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. Following the EPA’s release in September 2015 of an intended final remediation decision, GE and the EPA engaged in mediation and the first step of the dispute resolution process contemplated by the consent decree. In October 2016, the EPA issued its final decision pursuant to the consent decree, which GE and several other interested parties appealed to the EPA’s Environmental Appeals Board (EAB). The EAB issued its decision in January 2018, affirming parts of the EPA’s decision and granting relief to GE on certain significant elements of its challenge. The EAB remanded the decision back to the EPA to address those elements and reissue a revised final remedy, and the EPA convened a mediation process with GE and interested stakeholders. In February 2020, the EPA announced an agreement between the EPA and many of the mediation stakeholders, including GE, concerning a revised Housatonic River remedy. Based on the mediated resolution, the EPA solicited public comment on a draft permit and issued the final revised permit effective in January 2021. In March 2021, two local environmental advocacy groups filed a joint petition to the EAB challenging portions of the revised permit; in February 2022, the EAB denied the petition, and the permit became effective in March 2022. In May 2022, the two environmental advocacy groups petitioned the U.S. Court of Appeals for the First Circuit to review the EPA’s final permit, and in June 2023, the Court heard oral arguments on that petition. As of June 30, 2023, and based on its assessment of current facts and circumstances and its defenses, GE believes that it has recorded adequate reserves to cover future obligations associated with the proposed final remedy. For further information about environmental, health and safety matters, see the revised portions of our 2022 Form 10-K on Form 8-K as filed on April 25, 2023.

EXHIBITS

Exhibit 10(a). GE Aerospace Supplementary Pension Plan, as further amended and restated and effective January 1, 2023.*
Exhibit 10(b). GE Energy Supplementary Pension Plan, as further amended and restated and effective January 1, 2023.*
Exhibit 11. Computation of Per Share Earnings. Data is provided in Note 18 of this Report.*
Exhibit 31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350.*
Exhibit 101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and six months ended June 30, 2023 and 2022, (ii) Statement of Financial Position at June 30, 2023 and December 31, 2022, (iii) Statement of Cash Flows for the six months ended June 30, 2023 and 2022, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, (v) Statement of Changes in Shareholders' Equity for the three and six months ended June 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed electronically herewith

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	19-40
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13, 36-37
Item 4.	Controls and Procedures	18
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	38-40
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	40
Signatures		40
(a) For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 25, 2023	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer
2023 2Q FORM 10-Q 40