Form 10-Q
period 2023-09-30
GENERAL ELECTRIC CO
filed 2023-10-24
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,088,386,043 shares of common stock with a par value of $0.01 per share outstanding at September 30, 2023.

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
•changes in macroeconomic and market conditions and market volatility, including risk of recession, inflation, supply chain constraints or disruptions, interest rates, perceived weakness or failures of banks, the value of securities and other financial assets (including our equity interests in AerCap and GE HealthCare), oil, natural gas and other commodity prices and exchange rates, and the impact of such changes and volatility on our business operations, financial results and financial position;
•global economic trends, competition and geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and the related sanctions and other measures and risks related to conflict in the Middle East, decreases in the rates of investment or economic growth globally or in key markets we serve, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries, and related impacts on our businesses' global supply chains and strategies;
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
•operational execution by our businesses, including the success at our Renewable Energy business in improving product quality and fleet availability, executing on our product and project cost estimates and delivery schedule projections and other aspects of operational performance, as well as the performance of GE Aerospace amidst the ongoing market recovery;
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
•the impact of regulation and regulatory, investigative and legal proceedings and legal compliance risks, including the impact of shareholder and related lawsuits, Alstom, Bank BPH and other investigative and legal proceedings;
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
2023 3Q FORM 10-Q 3

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

We previously announced a strategic plan to form three industry-leading, global, investment-grade public companies from (i) our Aerospace business, which we plan to refer to as GE Aerospace, (ii) our portfolio of energy businesses, including our Renewable Energy and Power businesses, which we plan to combine and refer to as GE Vernova, and (iii) our former HealthCare business. For purposes of this report, we refer to our reporting segments as Aerospace, Renewable Energy and Power. The composition of these reporting segments is unchanged. On January 3, 2023, we completed the separation of the HealthCare business from GE through the spin-off of GE HealthCare Technologies Inc. (GE HealthCare). See Notes 2 and 3 for further information. The historical results of GE HealthCare and certain assets and liabilities included in the spin-off are now reported in GE's consolidated financial statements as discontinued operations. Additionally, on January 1, 2023, we adopted Accounting Standards Update No. 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. See Note 13 for further information.

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

CONSOLIDATED RESULTS
THIRD QUARTER 2023 RESULTS. Total revenues were $17.3 billion, up $2.9 billion for the quarter, driven primarily by increases at Aerospace and Renewable Energy.

Continuing earnings (loss) per share was $0.08. Excluding the results from our run-off Insurance business, gains (losses) on retained and sold ownership interests, non-operating benefit costs, interest and other financial charges, separation costs and restructuring costs, Adjusted earnings per share* was $0.82. For the three months ended September 30, 2023, profit margin was 1.7% and profit was up $0.5 billion, primarily due to an increase in segment profit of $1.1 billion, an increase in non-operating benefit income of $0.3 billion, a decrease in Adjusted total Corporate operating costs* of $0.1 billion and a decrease in interest and other financial charges of $0.1 billion. These increases were partially offset by an increase in losses on retained and sold ownership interests of $1.0 billion and an increase in separation costs of $0.1 billion. Adjusted organic profit* increased $1.3 billion, driven primarily by increases at Renewable Energy, including the nonrecurrence of a prior year warranty and related charge of $0.5 billion, primarily at Onshore Wind, and Aerospace.

Cash flows from operating activities (CFOA) were $2.4 billion and $0.4 billion for the nine months ended September 30, 2023 and 2022, respectively. CFOA increased primarily due to an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained and sold ownership interests in GE HealthCare, AerCap and Baker Hughes) and an increase in cash from working capital. Free cash flows* (FCF) were $2.2 billion and $(0.3) billion for the nine months ended September 30, 2023 and 2022, respectively. FCF* increased primarily due to the same reasons as noted for CFOA above, after adjusting for an increase in separation cash expenditures, which are excluded from FCF*, partially offset by an increase in cash used for additions to property, plant and equipment and internal-use software. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

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

*Non-GAAP Financial Measure
2023 3Q FORM 10-Q 4

RPO	September 30, 2023	December 31, 2022
Equipment	$53,285	$44,198
Services	199,807	194,496
Total RPO	$253,092	$238,693
As of September 30, 2023, RPO increased $14.4 billion (6%) from December 31, 2022, primarily at Renewable Energy, from new orders at Grid and a new Offshore Wind project in the U.S.; at Aerospace, from increases in both equipment and services; and at Power, driven by increases in Gas Power and Power Conversion equipment.

REVENUES	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Equipment revenues	$6,939	$5,731	$18,915	$15,605
Services revenues	9,565	8,095	27,136	23,493
Insurance revenues	842	645	2,480	2,175
Total revenues	$17,346	$14,470	$48,531	$41,272
For the three months ended September 30, 2023, total revenues increased $2.9 billion (20%). Equipment revenues increased, primarily at Renewable Energy, due to higher equipment revenue across Grid and Offshore Wind and improved pricing on units delivered at Onshore Wind; at Aerospace, due to an increase in commercial install and spare engine unit shipments; and at Power, due to increases at Gas Power and Power Conversion. Services revenues increased, primarily at Aerospace, due to increased commercial spare part shipments and higher prices; and at Power, due to growth in Power Conversion and Steam; partially offset by a decrease at Renewable Energy, due to fewer repower unit deliveries at Onshore Wind.
Excluding the change in Insurance revenues, the net effects of acquisitions and dispositions and the effects of a weaker U.S. dollar, organic revenues* increased $2.5 billion (18%), with equipment revenues up $1.1 billion (19%) and services revenues up $1.4 billion (17%). Organic revenues* increased at Aerospace, Renewable Energy and Power.
For the nine months ended September 30, 2023, total revenues increased $7.3 billion (18%). Equipment revenues increased, primarily at Renewable Energy, due to higher equipment revenue at Offshore Wind associated with Haliade-X ramp up, as well as at Grid; at Aerospace, due to an increase in commercial install and spare engine unit shipments; and at Power, due to higher extended scope on projects at Gas Power. Services revenues increased, primarily at Aerospace, due to increased commercial spare part shipments, internal shop visit volume and higher prices; and at Power, due to growth in Gas Power and Steam; partially offset by a decrease at Renewable Energy, due to fewer repower unit deliveries at Onshore Wind.
Excluding the change in Insurance revenues, the net effects of acquisitions and dispositions and the effects of a weaker U.S. dollar, organic revenues* increased $7.0 billion (18%), with equipment revenues up $3.4 billion (22%) and services revenues up $3.6 billion (15%). Organic revenues* increased at Aerospace, Renewable Energy and Power.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended September 30		Nine months ended September 30
(Per-share in dollars and diluted)	2023	2022	2023	2022
Continuing earnings (loss) attributable to GE common shareholders	$84	$(316)	$7,183	$(2,792)
Continuing earnings (loss) per share	$0.08	$(0.29)	$6.54	$(2.54)
For the three months ended September 30, 2023, continuing earnings increased $0.4 billion primarily due to an increase in segment profit of $1.1 billion, an increase in non-operating benefit income of $0.3 billion, a decrease in Adjusted total Corporate operating costs* of $0.1 billion and a decrease in interest and other financial charges of $0.1 billion. These increases were partially offset by an increase in losses on retained and sold ownership interests of $1.0 billion, an increase in provision for income tax of $0.1 billion and an increase in separation costs of $0.1 billion. Adjusted earnings* were $0.9 billion, an increase of $1.1 billion. Profit margin was 1.7%, an increase from (1.6)%. Adjusted profit* was $1.6 billion, an increase of $1.3 billion organically*, due to increases at Renewable Energy, including the nonrecurrence of a prior year warranty and related charge of $0.5 billion, primarily at Onshore Wind, and Aerospace. Adjusted profit margin* was 9.8%, an increase of 760 basis points organically*.
For the nine months ended September 30, 2023, continuing earnings increased $10.0 billion, primarily due to an increase in gains on retained and sold ownership interests of $7.0 billion, an increase in segment profit of $2.0 billion, an increase in non-operating benefit income of $0.9 billion, the nonrecurrence of the Steam asset sale impairment of $0.8 billion and a decrease in interest and other financial charges of $0.3 billion. These increases were partially offset by an increase in provision for income tax of $0.5 billion, an increase in restructuring and other charges of $0.3 billion and an increase in separation costs of $0.2 billion. Adjusted earnings* were $1.9 billion, an increase of $1.8 billion. Profit margin was 16.9%, an increase from (5.8)%. Adjusted profit* was $3.9 billion, an increase of $2.3 billion organically*, due to increases at Aerospace, Renewable Energy and Power. Adjusted profit margin* was 8.4%, an increase of 420 basis points organically*.
We continue to experience inflation pressure in our supply chain, as well as delays in sourcing key materials needed for our products and skilled labor shortages. This has delayed our ability to convert RPO to revenue and negatively impacted our profit margins. While we expect the impact of inflation to continue to be challenging, we have taken and continue to take actions to limit this pressure, including lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. Also, because we operate in many countries around the world, we are subject to complex global geopolitical forces. Due to an expansion of U.S. sanctions related to the ongoing Russia and Ukraine conflict, we recorded a charge of $0.2 billion in the nine months ended September 30, 2023, primarily related to our Power segment, and as a result our remaining net asset exposure to Russia is not material.
*Non-GAAP Financial Measure
2023 3Q FORM 10-Q 5

SEGMENT OPERATIONS. Refer to the revised portions of our 2022 Form 10-K on Form 8-K as filed on April 25, 2023 for further information regarding our determination of segment profit for continuing operations and for our allocations of corporate costs to our segments.

SUMMARY OF REPORTABLE SEGMENTS	Three months ended September 30			Nine months ended September 30
	2023	2022	V %	2023	2022	V %
Aerospace	$8,409	$6,705	25%	$23,250	$18,434	26%
Renewable Energy	4,151	3,594	15%	10,837	9,564	13%
Power	3,974	3,529	13%	11,945	11,233	6%
Total segment revenues	16,533	13,828	20%	46,032	39,231	17%
Corporate	812	643	26%	2,498	2,041	22%
Total revenues	$17,346	$14,470	20%	$48,531	$41,272	18%

Aerospace	$1,712	$1,284	33%	$4,516	$3,341	35%
Renewable Energy	(317)	(934)	66%	(1,090)	(1,786)	39%
Power	238	141	69%	690	524	32%
Total segment profit (loss)	1,633	492	F	4,117	2,079	98%
Corporate(a)	(1,399)	(405)	U	3,858	(3,534)	F
Interest and other financial charges	(275)	(361)	24%	(786)	(1,085)	28%
Non-operating benefit income (cost)	396	96	F	1,183	302	F
Benefit (provision) for income taxes	(180)	(64)	U	(895)	(362)	U
Preferred stock dividends	(91)	(73)	(25)%	(295)	(192)	(54)%
Earnings (loss) from continuing operations attributable to GE common shareholders	84	(316)	F	7,183	(2,792)	F
Earnings (loss) from discontinued operations attributable to GE common shareholders	173	403	(57)%	411	743	(45)%
Net earnings (loss) attributable to GE common shareholders	$258	$88	F	$7,594	$(2,049)	F
(a) Includes interest and other financial charges of $11 million and $13 million and $36 million and $45 million; and benefit for income taxes of $42 million and $52 million and $153 million and $160 million related to Energy Financial Services (EFS) within Corporate for the three and nine months ended September 30, 2023 and 2022, respectively.

GE AEROSPACE. Our results in the third quarter of 2023 reflect robust demand for commercial air travel and continued strength in services, which represents 73% of Aerospace’s revenue this quarter. A key underlying driver of our commercial engine and services business is global commercial departures, which grew mid-teens during the third quarter of 2023 compared to the third quarter of 2022. The air traffic growth trends vary by region given economic conditions, airline competition and government regulations. Consistent with industry projections, we estimate air traffic to grow in line with the global economic conditions. We are in frequent dialogue with our airline, airframe, and maintenance, repair and overhaul customers about the outlook for commercial air travel, new aircraft production, fleet retirements, and after-market services, including shop visit and spare parts demand.

As it relates to the defense environment, we continue to forecast strong demand creating future growth opportunities for our Defense business (previously referred to as our Military business). The U.S. Department of Defense and foreign governments have continued flight operations and have allocated budgets to upgrade and modernize their existing fleets, including support for next generation large-combat engine architecture such as Aerospace’s XA100 program. More recently, Aerospace achieved a significant milestone with the U.S. Army's acceptance of the first two T901 flight test engines that will power the Future Attack Reconnaissance Aircraft prototypes.

We increased our Commercial engine sales this quarter compared to prior year, however, Defense engine sales decreased compared to prior year. Global material availability, supplier delivery performance and skilled labor shortages continue to cause disruptions for us and our suppliers and have impacted our production and delivery. We continue to partner with our customers on future production rates. Aerospace is proactively managing the impact of inflationary pressure by deploying lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. We expect the impact of inflation will continue, and we are taking actions to mitigate the impact.

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

We continue to take actions to serve our customers as demand in the global airline industry increases. Aerospace has a deep history of innovation and technology leadership. Our commercial and defense engine installed base, including units produced by joint ventures, of approximately 67,000 units, with approximately 12,400 units under long-term service agreements, supports recurring, profitable services growth for the future. We believe these strong fundamentals position Aerospace to generate long-term profitable growth and higher cash flow over time.
2023 3Q FORM 10-Q 6

	Three months ended September 30		Nine months ended September 30
Sales in units, except where noted	2023	2022	2023	2022
Commercial Engines(a)	520	489	1,544	1,187
LEAP Engines(b)	389	347	1,174	812
Defense Engines	95	151	403	466
Spare Parts Rate(c)	$42.4	$29.4	$35.4	$25.2
(a) Commercial Engines now includes Business Aviation and Aeroderivative units for all periods presented.
(b) LEAP engines are subsets of commercial engines.
(c) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

RPO	September 30, 2023	December 31, 2022
Equipment	$15,909	$13,748
Services	126,863	121,511
Total RPO	$142,772	$135,260

SEGMENT REVENUES AND PROFIT	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Commercial Engines & Services	$6,399	$4,971	$17,293	$13,130
Defense	1,111	1,027	3,470	3,159
Systems & Other	900	707	2,487	2,146
Total segment revenues	$8,409	$6,705	$23,250	$18,434

Equipment	$2,299	$1,968	$6,806	$5,379
Services	6,111	4,736	16,445	13,055
Total segment revenues	$8,409	$6,705	$23,250	$18,434

Segment profit	$1,712	$1,284	$4,516	$3,341
Segment profit margin	20.4%	19.1%	19.4%	18.1%

For the three months ended September 30, 2023, segment revenues were up $1.7 billion (25%) and segment profit was up $0.4 billion (33%).
Revenues increased $1.7 billion (25%) organically*. Commercial Services revenues increased, primarily due to increased commercial spare part shipments and higher prices. Commercial Engines revenues increased, from 31 more commercial install and spare engine unit shipments, including 42 more LEAP units compared to the prior year. Defense revenues increased, primarily due to growth in spare part shipments and development contract revenue, partially offset by 56 fewer engine shipments than the prior year.
Profit increased $0.4 billion (33%) organically*, primarily due to benefits from increased commercial spare part shipments and higher prices. These increases in profit were partially offset by additional growth investment, inflation in our supply chain and product mix.
For the nine months ended September 30, 2023, segment revenues were up $4.8 billion (26%) and segment profit was up $1.2 billion (35%).
RPO as of September 30, 2023 increased $7.5 billion (6%) from December 31, 2022, due to increases in both equipment and services. Equipment increased primarily due to an increase in both Commercial and Defense equipment orders since December 31, 2022. Services increased primarily due to contract modifications and as a result of engines contracted under long-term service agreements that have now been put into service.
Revenues increased $4.8 billion (26%) organically*. Commercial Services revenues increased, primarily due to increased commercial spare part shipments, internal shop visit volume and higher prices. Commercial Engines revenue increased, from 357 more commercial install and spare engine unit shipments, including 362 more LEAP units compared to the prior year. Defense revenues increased, primarily due to product mix and growth in services, partially offset by 63 fewer engine shipments than the prior year.
Profit increased $1.1 billion (33%) organically*, primarily due to benefits from increased commercial spare part shipments, internal shop visit volume and higher prices. These increases in profit were partially offset by additional growth investment, inflation in our supply chain and product mix.

RENEWABLE ENERGY – will be part of GE Vernova. During the three months ended September 30, 2023, the segment experienced higher orders and revenue from increased demand at Grid and higher revenue at Offshore Wind. The Inflation Reduction Act of 2022 (IRA) introduces new and extends existing tax incentives for at least 10 years. It is expected to resolve recent U.S. policy uncertainty that resulted in project delays and deferral of customer investments in Onshore Wind and increase near- and longer-term demand in the U.S. for onshore and offshore wind projects. Included in our RPO of $40.8 billion at September 30, 2023 are service agreements on approximately 25,000 of our onshore wind turbine installed base of approximately 57,000 units. New product introductions, such as our 3 MW, 5 MW and 6 MW Onshore units, and our 12-14 MW Haliade-X Offshore units, account for approximately half of our RPO in Onshore and Offshore Wind.

*Non-GAAP Financial Measure
2023 3Q FORM 10-Q 7

At Onshore Wind, we continue to focus on improving our overall quality and fleet availability. We are reducing product variants and deploying repairs and other corrective measures across the fleet. Concurrently, we intend to operate in fewer geographies and focus on those markets that align better with our products and manufacturing footprint. We are realizing the favorable impact of the IRA through a reduction in product costs as qualifying turbines manufactured in the U.S. in 2023 are delivered. Approximately half of Onshore Wind’s equipment RPO is associated with U.S. projects where we expect to receive additional IRA benefits as incremental qualifying turbines are delivered. Finally, we are continuing our restructuring program to reduce our operating costs and are beginning to see the benefits of the above programs.

The Offshore Wind industry, where we expect global growth through the coming decades, currently faces challenges as companies attempt to increase output and reduce costs of new product introductions. Our Offshore Wind business continues to experience pressure related to our product and project cost estimates, as well as in our delivery schedule projections. Although we are deploying countermeasures to combat these pressures and are committed to driving improvement, the increase in production levels for our new larger turbines remains a key challenge that could result in future losses. In the third quarter of 2023, the first 13 MW Haliade-X units are now producing electricity.

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

	Three months ended September 30		Nine months ended September 30
Sales in units, except where noted	2023	2022	2023	2022
Wind Turbines	666	640	1,718	1,703
Wind Turbine Gigawatts	2.5	2.2	6.4	5.8
Repower units	50	140	179	415

RPO	September 30, 2023	December 31, 2022
Equipment(a)	$26,627	$20,142
Services	14,150	14,799
Total RPO	$40,777	$34,941
(a) Includes $5.9 billion and $5.3 billion related to Offshore Wind at September 30, 2023 and December 31, 2022, respectively.

SEGMENT REVENUES AND PROFIT	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Onshore Wind	$2,431	$2,445	$6,249	$6,403
Grid Solutions equipment and services	946	744	2,693	2,145
Offshore Wind, Hydro and Hybrid Solutions	773	405	1,895	1,016
Total segment revenues	$4,151	$3,594	$10,837	$9,564

Equipment	$3,554	$2,887	$9,084	$7,505
Services	597	707	1,754	2,059
Total segment revenues	$4,151	$3,594	$10,837	$9,564

Segment profit (loss)	$(317)	$(934)	$(1,090)	$(1,786)
Segment profit margin	(7.6)%	(26.0)%	(10.1)%	(18.7)%

For the three months ended September 30, 2023, segment revenues were up $0.6 billion (15%) and segment losses were down $0.6 billion (66%).
Revenues increased $0.5 billion (14%) organically*, primarily from higher equipment revenue across Grid and Offshore Wind and improved pricing on units delivered at Onshore Wind. Wind turbine deliveries increased by 26 units primarily at Offshore Wind, while repower deliveries decreased by 90 units.
Segment losses decreased $0.7 billion organically*, primarily attributable to the nonrecurrence of a prior year warranty and related charge of $0.5 billion, primarily at Onshore Wind, improved pricing at Onshore Wind, benefits arising from the IRA on product cost at Onshore Wind and the impact of cost reduction initiatives at Grid and Onshore Wind, where both businesses were profitable in the quarter. These increases were partially offset by higher losses at Offshore Wind associated with the Haliade-X ramp up and project losses, as well as lower repower volume at Onshore Wind.
For the nine months ended September 30, 2023, segment revenues were up $1.3 billion (13%) and segment losses were down $0.7 billion (39%).
RPO as of September 30, 2023 increased $5.8 billion (17%) from December 31, 2022 primarily from several new HVDC projects at Grid and a new Offshore Wind project in the U.S., partially offset by reductions at Onshore Wind driven by a decrease in repower, partially offset by increases on new unit orders, primarily in North America.
*Non-GAAP Financial Measure
2023 3Q FORM 10-Q 8

Revenues increased $1.5 billion (15%) organically*, primarily from higher equipment revenue at Offshore Wind associated with the Haliade-X ramp up, as well as at Grid. These increases were partially offset by fewer repower unit deliveries at Onshore Wind.
Segment losses decreased $0.9 billion (48%) organically*, primarily attributable to the nonrecurrence of a prior year warranty and related charge of $0.5 billion, primarily at Onshore Wind, improved pricing at Onshore Wind and Grid, benefits arising from the IRA on product cost at Onshore Wind, the impact of cost reduction initiatives at Grid and Onshore Wind and higher revenue at Grid. These benefits were partially offset by higher losses at Offshore Wind associated with Haliade-X ramp up and project losses, as well as lower repower volume at Onshore Wind.

POWER – will be part of GE Vernova. During the three months ended September 30, 2023, GE gas turbine utilization was stable, with strength in the U.S. offset by lower utilization in Europe due to nuclear and hydro recoveries as well as renewables growth. Global electricity demand was also stable with record breaking temperatures driving low single digit gains in the U.S. offset in Europe as energy saving policies continue to take effect. Utilization of the fleet remains resilient following global gas power generation trends. As we continue to work in emerging markets, there could be uncertainty in the timing of deal closures due to financing and other complexities. Power has proactively managed the impact of inflationary pressure by deploying lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. Given the long-cycle nature of the business, we expect the impact of inflation will continue to be challenging and we will continue to take actions to manage.

Although market factors related to the energy transition such as greater renewable energy penetration and the adoption of climate change-related policies continue to evolve, we expect the gas power market to remain stable over the next decade with gas power generation continuing to grow low-single-digits. We believe gas power will play a critical role in the energy transition by providing a critical foundation of dispatchable, flexible power and system inertia from which the energy transition can build upon. We remain focused on our underwriting discipline and risk management to ensure we are securing deals that meet our financial hurdles, where we have high confidence in delivering for our customers.

In the first quarter of 2022, we signed a non-binding memorandum of understanding for GE Steam Power to sell a part of its nuclear activities to Électricité de France S.A. (EDF), which resulted in a reclassification of that business to held for sale. In the fourth quarter of 2022, we signed a binding agreement and expect to complete the sale, subject to regulatory approvals and other customary closing conditions, during the fourth quarter of 2023. On April 3, 2023, our Gas Power business acquired Nexus Controls, a business specializing in aftermarket control system upgrades and controls field services that is expected to strengthen our quality, service, and delivery of our customers' assets.

We continue to invest in new product development. In Nuclear, we have signed an agreement with a customer for the deployment of small modular nuclear reactor technology with the potential to enable reductions in nuclear power plant costs and cycle times. In Gas Power, we continue to invest for the long-term, including multiple decarbonization pathways that will provide customers with cleaner, more reliable power. Our fundamentals remain strong with approximately $70.5 billion in RPO and a gas turbine installed base of approximately 7,000 units and approximately 1,700 units under long-term service agreements with an average life of 10 years. This includes 27 HA-Turbines in RPO and 88 HA-Turbines in the installed base with over two million operating hours.

	Three months ended September 30		Nine months ended September 30
Sales in units	2023	2022	2023	2022
GE Gas Turbines	19	20	56	69
Heavy-Duty Gas Turbines(a)	12	14	39	37
HA-Turbines(b)	2	3	9	6
Aeroderivatives(a)	7	6	17	32
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines. (b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.

RPO	September 30, 2023	December 31, 2022
Equipment	$12,390	$11,561
Services	58,146	57,420
Total RPO	$70,536	$68,981

SEGMENT REVENUES AND PROFIT	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Gas Power	$2,952	$2,612	$8,872	$8,234
Steam Power	571	571	1,762	1,898
Power Conversion, Nuclear and other	450	346	1,311	1,101
Total segment revenues	$3,974	$3,529	$11,945	$11,233

Equipment	$1,251	$954	$3,426	$3,116
Services	2,722	2,575	8,519	8,117
Total segment revenues	$3,974	$3,529	$11,945	$11,233

Segment profit (loss)	$238	$141	$690	$524
Segment profit margin	6.0%	4.0%	5.8%	4.7%
*Non-GAAP Financial Measure
2023 3Q FORM 10-Q 9

For the three months ended September 30, 2023, segment revenues were up $0.4 billion (13%) and segment profit was up $0.1 billion (69%).
Revenues increased $0.3 billion (9%) organically*, primarily due to an increase in Gas Power equipment from higher price and scope on Heavy-Duty Gas Turbines and scope on Aeroderivatives, increases in Power Conversion equipment and services, and an increase in Steam Power services. Increases were partially offset by a reduction in Steam Power equipment due to the ongoing exit of new build coal.
Profit increased $0.1 billion (61%) organically* primarily due to an increase in Gas Power equipment from higher price and scope on Heavy-Duty Gas Turbines and scope on Aeroderivatives, partially offset by a decrease in Gas Power contractual services, primarily related to lower contract escalation tied to external indices, more than offsetting increases in contractual services volume.
For the nine months ended September 30, 2023, segment revenues were up $0.7 billion (6%) and segment profit was up $0.2 billion (32%).
RPO as of September 30, 2023 increased $1.6 billion (2%) from December 31, 2022, primarily driven by increases in Gas Power equipment, Power Conversion equipment and growth in Gas Power contractual and non-contractual services, partially offset by decreases due to the impact of expanded sanctions on Gas Power contractual services in Russia.
Revenues increased $0.6 billion (5%) organically*, primarily due to an increase in Gas Power equipment from higher price and scope on Heavy-Duty Gas Turbines and scope on Aeroderivatives, and increases in Gas Power and Steam services, partially offset by a reduction in Steam Power equipment due to the ongoing exit of new build coal.
Profit increased $0.2 billion (27%) organically* primarily due to an increase in Gas Power equipment from higher price and scope on Heavy-Duty Gas Turbines and scope on Aeroderivatives, and an increase in Gas Power services.

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

Corporate includes the results of the GE Digital business and our remaining financial services business, including our run-off Insurance business (see Note 13 for further information) and EFS.

REVENUES AND OPERATING PROFIT (COST)	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
GE Digital revenues	$226	$210	$696	$635
Insurance revenues (Note 13)	842	645	2,480	2,175
Eliminations and other	(256)	(211)	(678)	(768)
Total Corporate revenues	$812	$643	$2,498	$2,041

Gains (losses) on retained and sold ownership interests (Note 19)	$(1,109)	$(101)	$5,157	$(1,852)
Gains (losses) on other equity securities	(1)	12	(5)	(8)
Gains (losses) on purchases and sales of business interests	6	22	(13)	28
Restructuring and other charges (Note 20)	(149)	(103)	(438)	(173)
Separation costs (Note 20)	(227)	(171)	(658)	(419)
Steam asset sale impairment (Note 7)	—	—	—	(825)
Russia and Ukraine charges	—	(33)	(190)	(263)
Insurance profit (loss) (Note 13)	99	102	233	264
Adjusted total Corporate operating costs (Non-GAAP)	(18)	(133)	(228)	(286)
Total Corporate operating profit (cost) (GAAP)	$(1,399)	$(405)	$3,858	$(3,534)
Less: gains (losses), impairments, Insurance, and restructuring & other	(1,381)	(272)	4,086	(3,247)
Adjusted total Corporate operating costs (Non-GAAP)	$(18)	$(133)	$(228)	$(286)

Functions & operations	$(50)	$(119)	$(312)	$(238)
Environmental, health and safety (EHS) and other items	(2)	(22)	29	(81)
Eliminations	34	9	55	32
Adjusted total Corporate operating costs (Non-GAAP)	$(18)	$(133)	$(228)	$(286)

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

*Non-GAAP Financial Measure
2023 3Q FORM 10-Q 10

For the three months ended September 30, 2023, revenues increased by $0.2 billion due to higher Insurance revenues. Corporate operating profit decreased by $1.0 billion due to $1.0 billion of higher losses on retained and sold ownership interests, primarily related to our AerCap and GE HealthCare investments, partially offset by the nonrecurrence of prior year losses on our Baker Hughes investment. Corporate operating profit also decreased by $0.1 billion due to higher separation costs.
Adjusted total corporate operating costs* decreased by $0.1 billion primarily driven by higher gains from the sale of investments at EFS, favorability from higher bank interest and a reduction in our core functional costs.

For the nine months ended September 30, 2023, revenues increased by $0.5 billion due to $0.3 billion of higher Insurance revenues, $0.1 billion of higher GE Digital revenues and $0.1 billion of lower intersegment eliminations. Corporate operating profit increased by $7.4 billion due to $7.0 billion of higher gains on retained and sold ownership interests, primarily related to our AerCap and GE HealthCare investments, partially offset by lower gains on our Baker Hughes investment. Corporate operating profit also increased as the result of a $0.8 billion non-cash impairment charges related to property, plant and equipment and intangible assets as a result of reclassification of a portion of our Steam Power business to held for sale in the first quarter of 2022. Corporate operating profit also increased due to $0.1 billion of lower charges from contracts and recoverability of assets in connection with the conflict between Russia and Ukraine and resulting sanctions, primarily related to our Aerospace and Power businesses. These decreases were partially offset by $0.3 billion of higher restructuring and other charges and $0.2 billion of higher separation costs.
Adjusted total corporate operating costs* decreased by $0.1 billion primarily driven by favorability from higher bank interest, improved performance in our Digital business and a reduction in our core functional costs. These decreases were partially offset by prior year foreign exchange dynamics and cost timing.

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

INTEREST AND OTHER FINANCIAL CHARGES were $0.3 billion and $0.4 billion for the three months ended and $0.8 billion and $1.1 billion for the nine months ended September 30, 2023 and 2022, respectively. The decrease was primarily due to lower average borrowings balances. The primary components of interest and other financial charges are interest on short- and long-term borrowings.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 14 for information about our pension and retiree benefit plans.

INCOME TAXES. For the three months ended September 30, 2023, the income tax rate was 46.0% compared to (5.6)% for the three months ended September 30, 2022. The negative tax rate for 2022 reflects a tax expense on a pre-tax loss. See Note 16 for further information.

The provision for income taxes was $0.1 billion and $0.0 billion for the three months ended September 30, 2023 and 2022, respectively. The increase in tax was primarily due to the tax effect of the increase in pre-tax income excluding gains and losses on our retained and sold ownership interests and an increase in losses in foreign jurisdictions where they are not likely to be utilized, partially offset by a tax benefit related to separation-related entity restructuring.

For the three months ended September 30, 2023, the adjusted income tax rate* was 26.0% compared to (109.1)% for the three months ended September 30, 2022. The adjusted provision (benefit) for income taxes* was $0.3 billion and $0.1 billion for the three months ended September 30, 2023 and 2022, respectively. The increase in tax was primarily due to the tax effect of the increase in adjusted earnings before taxes*.

For the nine months ended September 30, 2023, the income tax rate was 9.1% compared to (8.5)% for the nine months ended September 30, 2022. The negative tax rate for 2022 reflects a tax expense on a pre-tax loss. See Note 16 for further information.

The provision for income taxes was $0.7 billion and $0.2 billion for the nine months ended September 30, 2023 and 2022, respectively. The increase in tax was primarily due to the tax effect of the increase in pre-tax income excluding gains and losses on our retained and sold ownership interests, partially offset by a tax benefit related to separation-related entity restructuring.

For the nine months ended September 30, 2023, the adjusted income tax rate* was 26.2% compared to 44.3% for the nine months ended September 30, 2022. The adjusted provision (benefit) for income taxes* was $0.8 billion and $0.2 billion for the nine months ended September 30, 2023 and 2022, respectively. The increase in tax was primarily due to the tax effect of the increase in adjusted earnings before taxes*.

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

*Non-GAAP Financial Measure
2023 3Q FORM 10-Q 11

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flows* from our operating businesses, cash generated from asset sales and dispositions, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of Aerospace-related customer allowances, market conditions and our ability to execute dispositions. Total cash, cash equivalents and restricted cash was $13.1 billion at September 30, 2023, of which $2.5 billion was held in the U.S. and $10.6 billion was held outside the U.S.

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

Cash, cash equivalents and restricted cash at September 30, 2023 included $1.7 billion of cash held in countries with currency control restrictions (including a total of $0.1 billion in Russia and Ukraine) and $0.4 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised funds restricted in connection with certain ongoing litigation matters. Excluded from cash, cash equivalents and restricted cash was $0.7 billion of cash in our run-off Insurance business, which was classified as All other assets in the Statement of Financial Position.

During the nine months ended September 30, 2023, we received total proceeds of approximately $4.6 billion from the sale of a portion of our AerCap shares. We expect to fully monetize our stake in AerCap over time, in an orderly manner. During the first quarter of 2023, we received proceeds of $0.2 billion and completed monetization of our Baker Hughes position. As part of the spin-off of GE HealthCare completed in the first quarter of 2023, we retained an approximately 19.9% stake of GE HealthCare common stock. During the second quarter of 2023, we received total proceeds of $2.2 billion from the disposition of 28.8 million shares of GE HealthCare. We intend to exit our remaining stake in GE HealthCare over time, in an orderly manner. See Notes 3 and 19 for further information.

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

On March 6, 2022, the Board of Directors authorized the repurchase of up to $3 billion of our common stock. In connection with this authorization, we repurchased 8.4 million shares for $0.8 billion during the nine months ended September 30, 2023. Additionally, during the third quarter of 2023, we redeemed the remaining outstanding shares of GE preferred stock. We redeemed $2.8 billion and $5.8 billion of GE preferred stock in the three months and nine months ended September 30, 2023.

BORROWINGS. Consolidated total borrowings were $20.8 billion and $24.1 billion at September 30, 2023 and December 31, 2022, respectively, a decrease of $3.2 billion. The reduction in borrowings was driven by $3.2 billion of net maturities and repayments of debt.

We have in place committed revolving credit facilities totaling $13.5 billion at September 30, 2023, comprising a $10.0 billion unused back-up revolving syndicated credit facility and a total of $3.5 billion of bilateral revolving credit facilities.

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

*Non-GAAP Financial Measure
2023 3Q FORM 10-Q 12

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

Substantially all of the Company's debt agreements in place at September 30, 2023 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant, which we satisfied at September 30, 2023.

The Company may from time to time enter into agreements that contain minimum ratings requirements. The following table provides a summary of the maximum estimated liquidity impact in the event of further downgrades below each stated ratings level.

Triggers Below	September 30, 2023
BBB+/A-2/P-2	$—
BBB/A-3/P-3	127
BBB-	1,319
BB+ and below	641
Our most significant contractual ratings requirements are related to ordinary course commercial activities. The timing within the quarter of the potential liquidity impact of these areas may differ, as can the remedies to resolving any potential breaches of required ratings levels.

FOREIGN EXCHANGE AND INTEREST RATE RISK. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Chinese renminbi, the Indian rupee and the British pound sterling, among others. The effects of foreign currency fluctuations on earnings was less than $0.1 billion for the three months ended September 30, 2023 and 2022, and $0.2 billion and $0.1 billion for the nine months ended September 30, 2023 and 2022, respectively. See Note 21 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS
CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and postretirement plans.

Cash from operating activities was $2.4 billion in 2023, an increase of $2.0 billion compared to 2022, primarily due to: an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained and sold ownership interests in GE HealthCare, AerCap, and Baker Hughes) primarily in our Aerospace business and an increase in cash from working capital of $1.0 billion. The components of All other operating activities were as follows:

Nine months ended September 30	2023	2022
Increase (decrease) in Aerospace-related customer allowance accruals	$(147)	$565
Net interest and other financial charges/(cash paid)	(142)	(3)
Increase (decrease) in employee benefit liabilities	265	35
Net restructuring and other charges/(cash expenditures)	(24)	(115)
Other	228	(251)
All other operating activities	$180	$232

The cash impacts from changes in working capital compared to prior year were as follows: current receivables of $2.7 billion, driven by higher collections partially offset by higher volume; inventories, including deferred inventory, of less than $0.1 billion, driven by higher liquidations offset by higher material purchases; current contract assets of $(0.2) billion, driven by higher revenue recognition partially offset by higher billings on our long-term equipment and other service agreements; accounts payable and equipment project payables of $(1.3) billion, driven by higher disbursements related to purchases of materials in prior periods partially offset by higher volume and progress collections and current deferred income of $(0.3) billion driven by higher liquidations partially offset by higher collections.

Cash from investing activities was $5.4 billion in 2023, an increase of $3.3 billion compared to 2022, primarily due to: cash received related to net settlements between our continuing operations and businesses in discontinued operations of $1.1 billion, primarily related to GE HealthCare in connection with its spin-off in 2023 and the nonrecurrence of a capital contribution to Bank BPH in 2022 (a component of All other investing activities); an increase in proceeds from the dispositions of our retained ownership interests in GE HealthCare, AerCap and Baker Hughes of $3.0 billion; partially offset by the acquisition of Nexus Controls in our Power business of $0.3 billion in 2023. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flows*, was $1.1 billion and $0.8 billion in 2023 and 2022, respectively.

*Non-GAAP Financial Measure
2023 3Q FORM 10-Q 13

Cash used for financing activities was $10.2 billion in 2023, an increase of $5.2 billion compared to 2022, primarily due to: higher cash paid for redemption of GE preferred stock of $5.7 billion in 2023; an increase in purchases of GE common stock for treasury of $0.3 billion; partially offset by net cash received on derivatives hedging foreign currency debt of $0.1 billion in 2023 compared to net cash paid of $0.5 billion in 2022 (a component of All other financing activities).

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used for operating activities of discontinued operations was $0.3 billion in 2023, an increase of $1.4 billion compared with 2022, primarily driven by decrease in net income, higher disbursements related to purchases of materials in prior periods and higher separation costs related to our former GE HealthCare business partially offset by tax receipts from our trailing operations.

Cash used for investing activities of discontinued operations was $3.1 billion in 2023, an increase of $2.6 billion compared with 2022, primarily driven by the deconsolidation of GE HealthCare cash and equivalents of $1.8 billion and higher net settlements between our discontinued operations and businesses in continuing operations of $1.1 billion.

Cash from financing activities of discontinued operations was $2.0 billion in 2023, an increase of $2.1 billion compared with 2022, primarily driven by GE HealthCare's long-term debt issuance in connection with the spin-off of $2.0 billion.

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

OTHER ITEMS
INSURANCE. Our 2023 annual review of future policy benefit reserves cash flow assumptions resulted in an immaterial charge to net earnings, indicating claims experience continues to develop consistently with our models. The sensitivities with respect to the impact of changes of key cash flow assumptions underlying our future policy benefit reserves included in the revised portions of our 2022 Form 10-K as filed on April 25, 2023, have not materially changed. See Capital Resources and Liquidity and Notes 1, 3 and 13 for further information related to our run-off insurance operations.

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

ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Three months ended September 30	2023	2022	V%	2023	2022	V%	2023	2022	V pts
Aerospace (GAAP)	$8,409	$6,705	25%	$1,712	$1,284	33%	20.4%	19.1%	1.3pts
Less: acquisitions and business dispositions	—	—		—	—
Less: foreign currency effect	8	(5)		1	(6)
Aerospace organic (Non-GAAP)	$8,401	$6,710	25%	$1,711	$1,290	33%	20.4%	19.2%	1.2pts

Renewable Energy (GAAP)	$4,151	$3,594	15%	$(317)	$(934)	66%	(7.6)%	(26.0)%	18.4pts
Less: acquisitions and business dispositions	—	—		—	—
Less: foreign currency effect	72	27		(52)	8
Renewable Energy organic (Non-GAAP)	$4,078	$3,567	14%	$(265)	$(942)	72%	(6.5)%	(26.4)%	19.9pts

Power (GAAP)	$3,974	$3,529	13%	$238	$141	69%	6.0%	4.0%	2.0pts
Less: acquisitions and business dispositions	56	—		23	—
Less: foreign currency effect	59	(8)		(29)	(11)
Power organic (Non-GAAP)	$3,859	$3,537	9%	$244	$152	61%	6.3%	4.3%	2.0pts

2023 3Q FORM 10-Q 14

ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Nine months ended September 30	2023	2022	V%	2023	2022	V%	2023	2022	V pts
Aerospace (GAAP)	$23,250	$18,434	26%	$4,516	$3,341	35%	19.4%	18.1%	1.3pts
Less: acquisitions and business dispositions	—	—		—	—
Less: foreign currency effect	5	(9)		69	5
Aerospace organic (Non-GAAP)	$23,245	$18,444	26%	$4,447	$3,336	33%	19.1%	18.1%	1.0pts

Renewable Energy (GAAP)	$10,837	$9,564	13%	$(1,090)	$(1,786)	39%	(10.1)%	(18.7)%	8.6pts
Less: acquisitions and business dispositions	—	—		—	—
Less: foreign currency effect	(165)	38		(148)	25
Renewable Energy organic (Non-GAAP)	$11,002	$9,526	15%	$(942)	$(1,812)	48%	(8.6)%	(19.0)%	10.4pts

Power (GAAP)	$11,945	$11,233	6%	$690	$524	32%	5.8%	4.7%	1.1pts
Less: acquisitions and business dispositions	86	—		5	—
Less: foreign currency effect	(28)	(39)		(76)	(75)
Power organic (Non-GAAP)	$11,887	$11,272	5%	$761	$599	27%	6.4%	5.3%	1.1pts
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES (NON-GAAP)	Three months ended September 30			Nine months ended September 30
	2023	2022	V%	2023	2022	V%
Total revenues (GAAP)	$17,346	$14,470	20%	$48,531	$41,272	18%
Less: Insurance revenues	842	645		2,480	2,175
Adjusted revenues (Non-GAAP)	$16,504	$13,826	19%	$46,050	$39,097	18%
Less: acquisitions and business dispositions	56	—		87	1
Less: foreign currency effect(a)	142	13		(191)	(10)
Organic revenues (Non-GAAP)	$16,306	$13,813	18%	$46,154	$39,107	18%

(a) Foreign currency impact was primarily driven by U.S. dollar depreciation against the euro, Brazilian real and British pound and U.S. dollar appreciation against the Chinese renminbi, Canadian dollar and British pound for the three and nine months ended September 30, 2023, respectively.

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

EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	Three months ended September 30			Nine months ended September 30
	2023	2022	V%	2023	2022	V%
Total equipment revenues (GAAP)	$6,939	$5,731	21%	$18,915	$15,605	21%
Less: acquisitions and business dispositions	23	—		37	—
Less: foreign currency effect	102	19		(143)	13
Equipment organic revenues (Non-GAAP)	$6,814	$5,712	19%	$19,021	$15,592	22%

Total services revenues (GAAP)	$9,565	$8,095	18%	$27,136	$23,493	16%
Less: acquisitions and business dispositions	33	—		49	1
Less: foreign currency effect	40	(6)		(47)	(23)
Services organic revenues (Non-GAAP)	$9,492	$8,101	17%	$27,133	$23,515	15%
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

2023 3Q FORM 10-Q 15

ADJUSTED PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended September 30			Nine months ended September 30
	2023	2022	V%	2023	2022	V%
Total revenues (GAAP)	$17,346	$14,470	20%	$48,531	$41,272	18%
Less: Insurance revenues (Note 13)	842	645		2,480	2,175
Adjusted revenues (Non-GAAP)	$16,504	$13,826	19%	$46,050	$39,097	18%

Total costs and expenses (GAAP)	$16,373	$14,880	10%	$46,449	$42,650	9%
Less: Insurance cost and expenses (Note 13)	742	543		2,248	1,911
Less: interest and other financial charges(a)	275	361		786	1,085
Less: non-operating benefit cost (income)	(396)	(96)		(1,183)	(302)
Less: restructuring & other(a)	149	103		438	176
Less: separation costs(a)	227	171		658	419
Less: Steam asset sale impairment(a)	—	—		—	825
Less: Russia and Ukraine charges(a)	—	33		190	263
Add: noncontrolling interests	(14)	(2)		(37)	19
Add: EFS benefit from taxes	(42)	(52)		(153)	(160)
Adjusted costs (Non-GAAP)	$15,320	$13,711	12%	$43,122	$38,133	13%

Other income (loss) (GAAP)	$(673)	$178	U	$6,100	$(1,000)	F
Less: gains (losses) on retained and sold ownership interests and other equity securities(a)	(1,110)	(89)		5,152	(1,859)
Less: gains (losses) on purchases and sales of business interests & other(a)	6	22		(13)	31
Adjusted other income (loss) (Non-GAAP)	$431	$245	76%	$961	$828	16%

Profit (loss) (GAAP)	$300	$(232)	F	$8,182	$(2,378)	F
Profit (loss) margin (GAAP)	1.7%	(1.6)%	3.3pts	16.9%	(5.8)%	22.7pts

Adjusted profit (loss) (Non-GAAP)	$1,615	$359	F	$3,889	$1,793	F
Adjusted profit (loss) margin (Non-GAAP)	9.8%	2.6%	7.2pts	8.4%	4.6%	3.8pts

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

ADJUSTED ORGANIC PROFIT (NON-GAAP)	Three months ended September 30				Nine months ended September 30
	2023	2022	V%		2023	2022	V%
Adjusted profit (loss) (Non-GAAP)	$1,615	$359	F		$3,889	$1,793	F
Less: acquisitions and business dispositions	23	—			(1)	(5)
Less: foreign currency effect(a)	(88)	(11)			(237)	(38)
Adjusted organic profit (loss) (Non-GAAP)	$1,680	$370	F		$4,126	$1,836	F

Adjusted profit (loss) margin (Non-GAAP)	9.8%	2.6%	7.2	pts	8.4%	4.6%	3.8	pts
Adjusted organic profit (loss) margin (Non-GAAP)	10.3%	2.7%	7.6	pts	8.9%	4.7%	4.2	pts

(a) Included foreign currency positive effect on revenues of $142 million and negative effect on operating costs and other income (loss) of $230 million for the three months ended September 30, 2023. Included foreign currency negative effect on revenues of $191 million and negative effect on operating costs and other income (loss) of $46 million for the nine months ended September 30, 2023.

We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

2023 3Q FORM 10-Q 16

ADJUSTED EARNINGS (LOSS) AND ADJUSTED INCOME TAX RATE (NON-GAAP)	Three months ended September 30				Nine months ended September 30
	2023		2022		2023		2022
(Per-share amounts in dollars)	Earnings	EPS	Earnings	EPS	Earnings	EPS	Earnings	EPS
Earnings (loss) from continuing operations (GAAP) (Note 18)	$84	$0.08	$(313)	$(0.29)	$7,180	$6.54	$(2,789)	$(2.54)
Insurance earnings (loss) (pre-tax)	100	0.09	101	0.09	235	0.21	269	0.25
Tax effect on Insurance earnings (loss)	(23)	(0.02)	(23)	(0.02)	(54)	(0.05)	(61)	(0.06)
Less: Insurance earnings (loss) (net of tax) (Note 13)	77	0.07	78	0.07	181	0.17	208	0.19
Earnings (loss) excluding Insurance (Non-GAAP)	$7	$0.01	$(391)	$(0.36)	$6,999	$6.37	$(2,997)	$(2.73)
Non-operating benefit (cost) income (pre-tax) (GAAP)	396	0.36	96	0.09	1,183	1.08	302	0.28
Tax effect on non-operating benefit (cost) income	(83)	(0.08)	(20)	(0.02)	(248)	(0.23)	(63)	(0.06)
Less: Non-operating benefit (cost) income (net of tax)	313	0.28	76	0.07	935	0.85	239	0.22
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	6	0.01	22	0.02	(13)	(0.01)	28	0.03
Tax effect on gains (losses) on purchases and sales of business interests	(7)	(0.01)	39	0.04	(23)	(0.02)	56	0.05
Less: Gains (losses) on purchases and sales of business interests (net of tax)	(1)	—	61	0.06	(35)	(0.03)	84	0.08
Gains (losses) on retained and sold ownership interests and other equity securities (pre-tax)(a)	(1,110)	(1.01)	(89)	(0.08)	5,152	4.69	(1,859)	(1.69)
Tax effect on gains (losses) on retained and sold ownership interests and other equity securities(b)(c)	—	—	(9)	(0.01)	1	—	(15)	(0.01)
Less: Gains (losses) on retained and sold ownership interests and other equity securities (net of tax)	(1,110)	(1.01)	(98)	(0.09)	5,153	4.69	(1,874)	(1.71)
Restructuring & other (pre-tax)(a)	(149)	(0.14)	(103)	(0.09)	(438)	(0.40)	(173)	(0.16)
Tax effect on restructuring & other	31	0.03	22	0.02	92	0.08	37	0.03
Less: Restructuring & other (net of tax)	(118)	(0.11)	(81)	(0.07)	(346)	(0.31)	(136)	(0.12)
Separation costs (pre-tax)(a)	(227)	(0.21)	(171)	(0.16)	(658)	(0.60)	(419)	(0.38)
Tax effect on separation costs	278	0.25	39	0.04	256	0.23	31	0.03
Less: Separation costs (net of tax)	51	0.05	(132)	(0.12)	(402)	(0.37)	(388)	(0.35)
Steam asset sale impairment (pre-tax)(a)	—	—	—	—	—	—	(825)	(0.75)
Tax effect on Steam asset sale impairment	—	—	—	—	—	—	84	0.08
Less: Steam asset sale impairment (net of tax)	—	—	—	—	—	—	(741)	(0.68)
Russia and Ukraine charges (pre-tax)(a)	—	—	(33)	(0.03)	(190)	(0.17)	(263)	(0.24)
Tax effect on Russia and Ukraine charges	—	—	—	—	(5)	—	15	0.01
Less: Russia and Ukraine charges (net of tax)	—	—	(33)	(0.03)	(195)	(0.18)	(248)	(0.23)
Less: Excise tax and accretion of preferred share redemption	(28)	(0.03)	3	—	(58)	(0.05)	3	—
Less: U.S. and foreign tax law change enactment	—	—	—	—	—	—	(37)	(0.03)
Adjusted earnings (loss) (Non-GAAP)	$901	$0.82	$(187)	$(0.17)	$1,947	$1.77	$102	$0.09

Earnings (loss) from continuing operations before taxes (GAAP)	$300		$(232)		$8,182		$(2,378)
Less: Total adjustments above (pre-tax)	(984)		(177)		5,271		(2,940)
Adjusted earnings before taxes (Non-GAAP)	$1,283		$(55)		$2,910		$562

Provision (benefit) for income taxes (GAAP)	$138		$13		$741		$203
Less: Tax effect on adjustments above	(196)		(48)		(19)		(46)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$334		$60		$761		$249

Income tax rate (GAAP)	46.0%		(5.6)%		9.1%		(8.5)%
Adjusted income tax rate (Non-GAAP)	26.0%		(109.1)%		26.2%		44.3%

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
*Non-GAAP Financial Measure

2023 3Q FORM 10-Q 17

FREE CASH FLOWS (FCF) (NON-GAAP)	Nine months ended September 30
	2023	2022
CFOA (GAAP)	$2,354	$379
Less: Insurance CFOA	124	48
CFOA excluding Insurance (Non-GAAP)	$2,229	$331
Add: gross additions to property, plant and equipment and internal-use software	(1,065)	(801)
Less: separation cash expenditures	(751)	(72)
Less: Corporate restructuring cash expenditures	(128)	—
Less: taxes related to business sales	(145)	(119)
Free cash flows (Non-GAAP)	$2,189	$(279)

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

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2023, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.
OTHER FINANCIAL DATA

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 6, 2022, the Board of Directors authorized up to $3 billion of common share repurchases. We repurchased 2,200 thousand shares for $253 million during the three months ended September 30, 2023 under this authorization.

2023 (Shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorization	Approximate dollar value of shares that may yet be purchased under our share repurchase authorization
July	213	$116.15	213
August	1,378	114.42	1,378
September	609	115.18	609
Total	2,200	$114.80	2,200	$1,191

*Non-GAAP Financial Measure
2023 3Q FORM 10-Q 18

STATEMENT OF EARNINGS (LOSS) (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions, per-share amounts in dollars)	2023	2022	2023	2022
Sales of equipment	$6,939	$5,731	$18,915	$15,605
Sales of services	9,565	8,095	27,136	23,493
Insurance revenues (Note 13)	842	645	2,480	2,175
Total revenues (Note 8)	17,346	14,470	48,531	41,272

Cost of equipment sold	7,065	6,488	19,610	17,165
Cost of services sold	5,839	5,046	16,386	14,668
Selling, general and administrative expenses	2,171	1,966	6,671	6,509
Separation costs (Note 20)	227	171	658	419
Research and development	471	426	1,356	1,269
Interest and other financial charges	286	374	822	1,130
Insurance losses, annuity benefits and other costs (Note 13)	710	504	2,129	1,794
Non-operating benefit cost (income)	(396)	(96)	(1,183)	(302)
Total costs and expenses	16,373	14,880	46,449	42,650

Other income (loss) (Note 19)	(673)	178	6,100	(1,000)

Earnings (loss) from continuing operations before income taxes	300	(232)	8,182	(2,378)
Benefit (provision) for income taxes (Note 16)	(138)	(13)	(741)	(203)
Earnings (loss) from continuing operations	161	(245)	7,440	(2,581)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	173	409	412	775
Net earnings (loss)	335	165	7,852	(1,806)
Less net earnings (loss) attributable to noncontrolling interests	(14)	4	(37)	51
Net earnings (loss) attributable to the Company	348	161	7,889	(1,857)
Preferred stock dividends and other	(91)	(73)	(295)	(192)
Net earnings (loss) attributable to GE common shareholders	$258	$88	$7,594	$(2,049)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$161	$(245)	$7,440	$(2,581)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(14)	(2)	(37)	19
Earnings (loss) from continuing operations attributable to the Company	175	(243)	7,478	(2,600)
Preferred stock dividends and other	(91)	(73)	(295)	(192)
Earnings (loss) from continuing operations attributable
to GE common shareholders	84	(316)	7,183	(2,792)
Earnings (loss) from discontinued operations attributable
to GE common shareholders	173	403	411	743
Net earnings (loss) attributable to GE common shareholders	$258	$88	$7,594	$(2,049)

Earnings (loss) per share from continuing operations (Note 18)
Diluted earnings (loss) per share	$0.08	$(0.29)	$6.54	$(2.54)
Basic earnings (loss) per share	$0.08	$(0.29)	$6.60	$(2.54)

Net earnings (loss) per share (Note 18)
Diluted earnings (loss) per share	$0.23	$0.08	$6.91	$(1.86)
Basic earnings (loss) per share	$0.24	$0.08	$6.98	$(1.86)

2023 3Q FORM 10-Q 19

STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions)	September 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$13,127	$15,810
Investment securities (Note 3)	7,054	7,609
Current receivables (Note 4)	14,546	14,831
Inventories, including deferred inventory costs (Note 5)	17,020	14,891
Current contract assets (Note 9)	1,875	2,467
All other current assets (Note 10)	1,438	1,400
Assets of businesses held for sale (Note 2)	1,375	1,374
Current assets	56,434	58,384

Investment securities (Note 3)	35,528	36,027
Property, plant and equipment – net (Note 6)	12,203	12,192
Goodwill (Note 7)	13,177	12,999
Other intangible assets – net (Note 7)	5,790	6,105
Contract and other deferred assets (Note 9)	5,427	5,776
All other assets (Note 10)	16,307	15,477
Deferred income taxes (Note 16)	10,235	10,001
Assets of discontinued operations (Note 2)	1,560	31,890
Total assets	$156,662	$188,851

Short-term borrowings (Note 11)	$1,334	$3,739
Accounts payable and equipment project payables (Note 12)	15,785	15,399
Progress collections and deferred income (Note 9)	17,185	16,216
All other current liabilities (Note 15)	12,026	12,130
Liabilities of businesses held for sale (Note 2)	1,835	1,944
Current liabilities	48,164	49,428

Deferred income (Note 9)	1,337	1,409
Long-term borrowings (Note 11)	19,488	20,320
Insurance liabilities and annuity benefits (Note 13)	35,832	36,845
Non-current compensation and benefits	9,718	10,400
All other liabilities (Note 15)	11,177	11,063
Liabilities of discontinued operations (Note 2)	1,112	24,474
Total liabilities	126,830	153,938

Preferred stock (Note 17)	—	6
Common stock (Note 17)	15	15
Accumulated other comprehensive income (loss) – net attributable to GE (Note 17)	(3,351)	(2,272)
Other capital	27,229	34,173
Retained earnings	85,017	82,983
Less common stock held in treasury	(80,244)	(81,209)
Total GE shareholders’ equity	28,665	33,696
Noncontrolling interests	1,167	1,216
Total equity	29,832	34,912
Total liabilities and equity	$156,662	$188,851

2023 3Q FORM 10-Q 20

STATEMENT OF CASH FLOWS (UNAUDITED)	Nine months ended September 30
(In millions)	2023	2022
Net earnings (loss)	$7,852	$(1,806)
(Earnings) loss from discontinued operations activities	(412)	(775)
Adjustments to reconcile net earnings (loss) to cash from (used for) operating activities
Depreciation and amortization of property, plant and equipment	1,097	1,130
Amortization of intangible assets (Note 7)	448	1,193
(Gains) losses on purchases and sales of business interests (Note 19)	(103)	(42)
(Gains) losses on retained and sold ownership interests and other equity securities	(5,181)	2,145
Principal pension plans cost (Note 14)	(834)	269
Principal pension plans employer contributions	(156)	(152)
Other postretirement benefit plans (net)	(496)	(617)
Provision (benefit) for income taxes	741	203
Cash recovered (paid) during the year for income taxes	(806)	(295)
Changes in operating working capital:
Decrease (increase) in current receivables	120	(2,583)
Decrease (increase) in inventories, including deferred inventory costs	(2,220)	(2,226)
Decrease (increase) in current contract assets	775	934
Increase (decrease) in accounts payable and equipment project payables	394	1,697
Increase (decrease) in progress collections and current deferred income	949	1,227
Financial services derivatives net collateral/settlement	3	(154)
All other operating activities	180	232
Cash from (used for) operating activities – continuing operations	2,354	379
Cash from (used for) operating activities – discontinued operations	(315)	1,038
Cash from (used for) operating activities	2,038	1,417

Additions to property, plant and equipment and internal-use software	(1,065)	(801)
Dispositions of property, plant and equipment	77	157
Proceeds from principal business dispositions	—	15
Net cash from (payments for) principal businesses purchased	(365)	(30)
Dispositions of retained ownership interests	7,037	4,071
Net (purchases) dispositions of insurance investment securities	(1,240)	(1,189)
All other investing activities	906	(150)
Cash from (used for) investing activities – continuing operations	5,351	2,073
Cash from (used for) investing activities – discontinued operations	(3,058)	(481)
Cash from (used for) investing activities	2,293	1,592

Net increase (decrease) in borrowings (maturities of 90 days or less)	(35)	66
Newly issued debt (maturities longer than 90 days)	10	—
Repayments and other debt reductions (maturities longer than 90 days)	(3,230)	(3,178)
Dividends paid to shareholders	(501)	(455)
Redemption of GE preferred stock	(5,795)	(104)
Purchases of GE common stock for treasury	(945)	(688)
All other financing activities	278	(679)
Cash from (used for) financing activities – continuing operations	(10,217)	(5,038)
Cash from (used for) financing activities – discontinued operations	1,999	(89)
Cash from (used for) financing activities	(8,218)	(5,127)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(91)	(623)
Increase (decrease) in cash, cash equivalents and restricted cash	(3,978)	(2,741)
Cash, cash equivalents and restricted cash at beginning of year	19,092	16,859
Cash, cash equivalents and restricted cash at September 30	15,114	14,118
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	1,244	1,573
Cash, cash equivalents and restricted cash of continuing operations at September 30	$13,869	$12,545
2023 3Q FORM 10-Q 21

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions)	2023	2022	2023	2022
Net earnings (loss)	$335	$165	$7,852	$(1,806)
Less: net earnings (loss) attributable to noncontrolling interests	(14)	4	(37)	51
Net earnings (loss) attributable to the Company	$348	$161	$7,889	$(1,857)

Currency translation adjustments	(396)	(874)	2,085	(1,815)
Benefit plans	(188)	259	(2,680)	788
Investment securities and cash flow hedges	(1,379)	(1,904)	(1,147)	(7,597)
Long-duration insurance contracts(a)	2,187	2,036	660	8,949
Less: other comprehensive income (loss) attributable to noncontrolling interests	1	(4)	(3)	—
Other comprehensive income (loss) attributable to the Company	$223	$(479)	$(1,079)	$324

Comprehensive income (loss)	$559	$(318)	$6,770	$(1,482)
Less: comprehensive income (loss) attributable to noncontrolling interests	(12)	—	(40)	51
Comprehensive income (loss) attributable to the Company	$571	$(318)	$6,810	$(1,533)
(a) Represents the net after-tax change in future policy benefit reserves and related reinsurance recoverables from updating the discount rate. See Notes 1 and 13 for further information.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions)	2023	2022	2023	2022
Preferred stock issued(a)	$—	$6	$—	$6
Common stock issued	$15	$15	$15	$15

Beginning balance	(3,573)	(4,057)	(2,272)	(4,860)
Currency translation adjustments	(397)	(871)	2,086	(1,813)
Benefit plans	(188)	259	(2,678)	786
Investment securities and cash flow hedges	(1,379)	(1,904)	(1,147)	(7,597)
Long-duration insurance contracts	2,187	2,036	660	8,949
Accumulated other comprehensive income (loss)	$(3,351)	$(4,536)	$(3,351)	$(4,536)
Beginning balance	30,426	34,382	34,173	34,691
Gains (losses) on treasury stock dispositions	(491)	(115)	(1,503)	(608)
Stock-based compensation	87	90	257	270
Other changes(a)	(2,793)	(103)	(5,698)	(99)
Other capital	$27,229	$34,254	$27,229	$34,254
Beginning balance	84,848	80,972	82,983	83,286
Net earnings (loss) attributable to the Company	348	161	7,889	(1,857)
Dividends and other transactions with shareholders(b)	(180)	(161)	(5,856)	(457)
Retained earnings	$85,017	$80,971	$85,017	$80,971
Beginning balance	(80,524)	(80,883)	(81,209)	(81,093)
Purchases	(315)	(317)	(953)	(701)
Dispositions	595	150	1,918	745
Common stock held in treasury	$(80,244)	$(81,049)	$(80,244)	$(81,049)
GE shareholders' equity balance	28,665	29,660	28,665	29,660
Noncontrolling interests balance	1,167	1,278	1,167	1,278
Total equity balance at September 30	$29,832	$30,938	$29,832	$30,938
(a) Included decreases of $2,795 million and $5,795 million, substantially all in Other capital related to our redemption of GE preferred stock in the three and nine months ended September 30, 2023, respectively.
(b) Included a $5,300 million decrease in Retained earnings reflecting a pro-rata distribution of approximately 80.1% of the shares of GE HealthCare on January 3, 2023.

2023 3Q FORM 10-Q 22

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
NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS. In the fourth quarter of 2022, we signed a binding agreement to sell a portion of our Steam business within our Power segment to Électricité de France S.A. (EDF). We expect to complete the sale, subject to regulatory approvals and other customary closing conditions, in the fourth quarter of 2023. Closing the transaction is expected to result in a significant gain.

In the fourth quarter of 2022, we classified our captive industrial insurance subsidiary, Electric Insurance Company, domiciled in Massachusetts, with assets of $533 million and liabilities of $351 million as of September 30, 2023, into held for sale. In the third quarter of 2023, we signed a binding agreement to sell this business and expect to complete the sale, subject to regulatory approvals and other customary closing conditions, in the first half of 2024. In connection with the expected sale, for the nine months ended September 30, 2023, we recorded a loss of $109 million in Other income (loss) in our Statement of Earnings (Loss).

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE	September 30, 2023	December 31, 2022
Current receivables, inventories and contract assets	$539	$495
Non-current captive insurance investment securities	555	554
Property, plant and equipment and intangible assets - net	235	232
Valuation allowance on disposal group classified as held for sale	(126)	(17)
All other assets	172	111
Assets of businesses held for sale	$1,375	$1,374

Progress collections and deferred income	$1,083	$1,127
Insurance liabilities and annuity benefits	357	358
Accounts payable, equipment project payables and other current liabilities	338	371
All other liabilities	58	87
Liabilities of businesses held for sale	$1,835	$1,944

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
2023 3Q FORM 10-Q 23

We have continuing involvement with GE HealthCare primarily through a transition services agreement, through which GE and GE HealthCare continue to provide certain services to each other for a period of time following the Separation, and a trademark licensing agreement. For the nine months ended September 30, 2023, we collected net cash of $715 million related to these activities.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded a charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH as of September 30, 2023 was $2,522 million. In order to maintain appropriate regulatory capital levels, during the nine months ended September 30, 2023, we made previously reported non-cash capital contributions in the form of intercompany loan forgiveness of $1,797 million; no incremental cash contributions from GE were required in connection with the second quarter charge. For further information about the recent actions and other factors that are relevant to the estimate of total losses for borrower litigation at Bank BPH, refer to our disclosures about Bank BPH in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and other prior filings. Future changes or adverse developments could increase our estimate of total losses and potentially require future cash contributions to Bank BPH.

The Bank BPH financing receivable portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields and estimates with respect to ongoing borrower litigation. Earnings (loss) from discontinued operations included zero and $1,189 million in pre-tax charges for the three and nine months ended September 30, 2023, and $128 million and $562 million in pre-tax charges for the three and nine months ended September 30, 2022, respectively, primarily related to the ongoing borrower litigation. At September 30, 2023, the total portfolio had a carrying value of zero, net of a valuation allowance.

GECAS/AerCap. We have continuing involvement with AerCap, primarily through our ownership interest, ongoing sales or leases of products and services, and transition services that we provide to AerCap. For the nine months ended September 30, 2023, we had direct and indirect sales of $122 million to AerCap, primarily related to engine services and sales, and purchases of $175 million from AerCap, primarily related to engine leases. We paid net cash of $157 million to AerCap related to this activity.

	2023			2022
RESULTS OF DISCONTINUED OPERATIONS Three months ended September 30	GE HealthCare	Bank BPH & Other	Total	GE HealthCare	Bank BPH & Other	Total
Total revenues	$—	$—	$—	$4,612	$—	$4,612
Cost of equipment and services sold	—	—	—	(2,838)	—	(2,838)
Other income, costs and expenses	(34)	(5)	(39)	(1,185)	(153)	(1,338)

Earnings (loss) of discontinued operations before income taxes	(34)	(5)	(39)	589	(153)	436
Benefit (provision) for income taxes	222	(12)	210	(95)	(22)	(116)
Earnings (loss) of discontinued operations, net of taxes	188	(17)	171	494	(174)	320

Gain (loss) on disposal before income taxes	—	2	2	—	—	—
Benefit (provision) for income taxes	—	—	—	—	90	90
Gain (loss) on disposal, net of taxes	—	2	2	—	90	90

Earnings (loss) from discontinued operations, net of taxes	$188	$(15)	$173	$494	$(85)	$409

	2023			2022
RESULTS OF DISCONTINUED OPERATIONS Nine months ended September 30	GE HealthCare	Bank BPH & Other	Total	GE HealthCare	Bank BPH & Other	Total
Total revenues	$—	$—	$—	$13,491	$—	$13,491
Cost of equipment and services sold	—	—	—	(8,237)	—	(8,237)
Other income, costs and expenses	(54)	(1,246)	(1,300)	(3,523)	(608)	(4,132)

Earnings (loss) of discontinued operations before income taxes	(54)	(1,246)	(1,300)	1,731	(608)	1,123
Benefit (provision) for income taxes	1,708	(2)	1,706	(387)	(36)	(424)
Earnings (loss) of discontinued operations, net of taxes	1,654	(1,248)	406	1,344	(644)	699

Gain (loss) on disposal before income taxes	—	6	6	—	(30)	(30)
Benefit (provision) for income taxes	—	—	—	12	95	107
Gain (loss) on disposal, net of taxes	—	6	6	12	64	76
					—
Earnings (loss) from discontinued operations, net of taxes	$1,654	$(1,242)	$412	$1,356	$(580)	$775
2023 3Q FORM 10-Q 24

The tax benefit for the three and nine months ended September 30, 2023 for GE HealthCare relates to retroactive 2023 IRS guidance concerning foreign tax credits and accounting method changes and completion of the 2022 U.S. federal tax return. The tax benefit for the nine months ended September 30, 2023 also includes preparatory steps for the spin-off, which resulted in taxable gain offset by a deferred tax asset and the reversal of valuation allowances for capital loss carryovers utilized against a portion of the gain.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	September 30, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$1,244	$2,627
Current receivables	11	3,361
Inventories, including deferred inventory costs	—	2,512
Goodwill	—	12,799
Other intangible assets - net	—	1,520
Contract and other deferred assets	—	854
Financing receivables held for sale (Polish mortgage portfolio)(a)	—	1,200
Property, plant and equipment - net	61	2,379
All other assets	202	2,109
Deferred income taxes	41	2,528
Assets of discontinued operations	$1,560	$31,890

Accounts payable and equipment project payables	$69	$3,487
Progress collections and deferred income	—	2,499
Long-term borrowings	—	8,273
Non-current compensation and benefits	35	5,658
All other liabilities(a)	1,007	4,556
Liabilities of discontinued operations	$1,112	$24,474
(a) Included $1,913 million and $848 million of valuation allowances against Financing receivables held for sale, of which $1,678 million and $611 million related to estimated borrower litigation losses, and $844 million and $748 million in All other liabilities, related to estimated borrower litigation losses for Bank BPH’s foreign currency-denominated mortgage portfolio, as of September 30, 2023 and December 31, 2022, respectively. Accordingly, total estimated losses related to borrower litigation were $2,522 million and $1,359 million as of September 30, 2023 and December 31, 2022, respectively. As a result of the settlement program, the valuation allowance completely offsets the financing receivables balance as of September 30, 2023.

NOTE 3. INVESTMENT SECURITIES. All of our debt securities are classified as available-for-sale and substantially all are investment-grade supporting obligations to annuitants and policyholders in our run-off insurance operations. We manage the investments in our run-off insurance operations under strict investment guidelines, including limitations on asset class concentration, single issuer exposures, asset-liability duration variances, and other factors to meet credit quality, yield, liquidity and diversification requirements associated with servicing our insurance liabilities under reasonable circumstances. This process includes consideration of various asset allocation strategies and incorporates information from several external investment advisors to improve our investment yield subject to maintaining our ability to satisfy insurance liabilities when due, as well as considering our risk-based capital requirements, regulatory constraints, and tolerance for surplus volatility. Asset allocation planning is a dynamic process that considers changes in market conditions, risk appetite, liquidity needs and other factors, which are reviewed on a periodic basis by our investment team. Our investment in GE HealthCare comprised 61.6 million shares (approximately 13.5% ownership interest) at September 30, 2023. Our investment in AerCap comprised 30.9 million ordinary shares (approximately 14.5% ownership interest) at September 30, 2023 and an AerCap senior note, for which we have adopted the fair value option. We sold our remaining shares in Baker Hughes during the first quarter of 2023. Our GE HealthCare and AerCap investments are recorded as Equity securities with readily determinable fair values (RDFV). Investment securities held within insurance entities are classified as non-current as they support the long-duration insurance liabilities.

	September 30, 2023				December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity (GE HealthCare)	$—	$—	$—	$4,190	$—	$—	$—	$—
Equity and note (AerCap)	—	—	—	2,864	—	—	—	7,403
Equity (Baker Hughes)	—	—	—	—	—	—	—	207
Current investment securities	$—	$—	$—	$7,054	$—	$—	$—	$7,609
Debt
U.S. corporate	$27,539	$280	$(2,947)	$24,872	$26,921	$675	$(2,164)	$25,432
Non-U.S. corporate	2,513	10	(381)	2,141	2,548	18	(300)	2,266
State and municipal	2,759	18	(301)	2,475	2,898	66	(241)	2,722
Mortgage and asset-backed	4,806	12	(361)	4,457	4,442	21	(290)	4,173
Government and agencies	1,444	1	(177)	1,267	1,172	2	(147)	1,026
Other equity	315	—	—	315	408	—	—	408
Non-current investment securities	$39,376	$320	$(4,168)	$35,528	$38,388	$781	$(3,143)	$36,027

2023 3Q FORM 10-Q 25

The amortized cost of debt securities excludes accrued interest of $493 million and $457 million at September 30, 2023 and December 31, 2022, respectively, which is reported in All other current assets.

The estimated fair value of investment securities at September 30, 2023 decreased since December 31, 2022, primarily due to AerCap, GE HealthCare and Baker Hughes share sales and higher market yields, partially offset by the classification of our remaining equity interest in GE HealthCare within investment securities, the mark-to-market effect on our equity interests in GE HealthCare and AerCap, and new investments at Insurance.

Total estimated fair value of debt securities in an unrealized loss position were $25,932 million and $21,482 million, of which $15,886 million and $3,275 million had gross unrealized losses of $(3,656) million and $(835) million and had been in a loss position for 12 months or more at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023, the majority of our U.S. and Non-U.S. corporate securities' gross unrealized losses were in the consumer, electric, technology and energy industries. In addition, gross unrealized losses on our Mortgage and asset-backed securities included $(224) million related to commercial mortgage-backed securities (CMBS) collateralized by pools of commercial mortgage loans on real estate, and $(112) million related to asset-backed securities. The majority of our CMBS and asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Net unrealized gains (losses) for equity securities with RDFV	$(911)	$(136)	$5,651	$(1,970)
Proceeds from debt/equity securities sales and early redemptions	3,336	693	10,088	6,115
Gross realized gains on debt securities	7	1	44	34
Gross realized losses and impairments on debt securities	(14)	(14)	(60)	(29)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at September 30, 2023 are as follows:

	Amortized cost	Estimated fair value
Within one year	$859	$847
After one year through five years	4,867	4,793
After five years through ten years	5,211	5,038
After ten years	23,319	20,077
We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

The majority of our equity securities are classified within Level 1 and the majority of our debt securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $6,434 million and $6,421 million are classified within Level 3, as significant inputs to their valuation models are unobservable at September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023 and 2022, there were no significant transfers into or out of Level 3.

In addition to the equity securities described above, we hold $909 million and $614 million of equity securities without RDFV at September 30, 2023 and December 31, 2022, respectively, that are classified within non-current All other assets in our Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were immaterial for all periods presented. These are primarily limited partnership investments in private equity, infrastructure and real estate funds that are measured at net asset value per share (or equivalent) as a practical expedient to estimated fair value and are excluded from the fair value hierarchy.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	September 30, 2023	December 31, 2022
Customer receivables	$11,655	$11,803
Revenue sharing program receivables(a)	1,265	1,326
Non-income based tax receivables	1,068	1,146
Supplier advances	833	691
Receivables from disposed businesses	171	115
Other sundry receivables	313	518
Allowance for credit losses(b)	(760)	(768)
Total current receivables	$14,546	$14,831
(a) Revenue sharing program receivables in Aerospace are amounts due from third parties who participate in engine programs by developing and supplying certain engine components through the life of the program. The participants share in program revenues, receive a share of customer progress payments and share costs related to discounts and warranties.
(b) Allowance for credit losses decreased primarily due to write-offs of $35 million, partially offset by net new provisions of $28 million.

2023 3Q FORM 10-Q 26

	September 30, 2023	December 31, 2022
Aerospace	$7,892	$7,784
Renewable Energy	2,344	2,415
Power	4,002	4,229
Corporate	308	404
Total current receivables	$14,546	$14,831

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $1,623 million and $1,347 million in the nine months ended September 30, 2023 and 2022, respectively, related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in Renewable Energy and Aerospace, the Company has no continuing involvement, fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice due date. Included in the sales of customer receivables in the nine months ended September 30, 2023, was $82 million in our Gas Power business, primarily for risk mitigation purposes.

LONG-TERM RECEIVABLES	September 30, 2023	December 31, 2022
Long-term customer receivables(a)	$483	$457
Supplier advances	252	266
Non-income based tax receivables	248	213
Sundry receivables	578	483
Allowance for credit losses	(170)	(183)
Total long-term receivables	$1,391	$1,236
(a) The Company sold $83 million of long-term customer receivables to third parties for the nine months ended September 30, 2022, primarily in our Gas Power business for risk mitigation purposes.

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	September 30, 2023	December 31, 2022
Raw materials and work in process	$10,733	$9,191
Finished goods	4,140	3,937
Deferred inventory costs(a)	2,146	1,764
Inventories, including deferred inventory costs	$17,020	$14,891
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aerospace) and other costs for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	September 30, 2023	December 31, 2022
Original cost	$27,154	$26,641
Less: accumulated depreciation and amortization	(16,767)	(16,303)
Right-of-use operating lease assets	1,816	1,854
Property, plant and equipment – net	$12,203	$12,192

Operating Lease Liabilities. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $1,967 million and $2,089 million, as of September 30, 2023 and December 31, 2022, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $201 million and $205 million, and $602 million and $641 million, for the three and nine months ended September 30, 2023 and 2022, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL	January 1, 2023	Acquisitions	Currency exchange and other	Balance at September 30, 2023
Aerospace	$8,835	$—	$(9)	$8,826
Renewable Energy	3,201	—	6	3,207
Power	144	160	(1)	303
Corporate(a)	818	22	(1)	839
Total	$12,999	$182	$(5)	$13,177
(a) Corporate balance comprises our Digital business.

2023 3Q FORM 10-Q 27

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the third quarter of 2023, we did not identify any reporting units that required an interim impairment test. However, we continue to monitor the operating results and cash flow forecasts of our Digital reporting unit at Corporate and our Additive reporting unit in our Aerospace segment as the fair value of these reporting units were not significantly in excess of their carrying values based on the results of our most recent annual impairment test, performed in the fourth quarter of 2022. At September 30, 2023, our Digital and Additive reporting units had goodwill of $839 million and $238 million, respectively.

Intangible assets decreased $315 million during the nine months ended September 30, 2023, primarily as a result of amortization, partially offset by additions of capitalized software, customer-related and patents and technology, mainly at Power and Aerospace, of $180 million. Consolidated amortization expense was $149 million and $135 million and $448 million and $1,193 million in the three and nine months ended, September 30, 2023 and 2022, respectively. Included within consolidated amortization expense for the nine months ended September 30, 2022 was a non-cash pre-tax impairment charge of $765 million related to intangible assets at our remaining Steam business within our Power segment, not including a related $59 million impairment charge in Property, plant and equipment. For further information on these non-cash pre-tax impairment charges, refer to the revised portions of our 2022 Form 10-K on Form 8-K as filed on April 25, 2023.

NOTE 8. REVENUES

EQUIPMENT & SERVICES REVENUES
Three months ended September 30	2023			2022
	Equipment	Services	Total	Equipment	Services	Total
Aerospace	$2,299	$6,111	$8,409	$1,968	$4,736	$6,705
Renewable Energy	3,554	597	4,151	2,887	707	3,594
Power	1,251	2,722	3,974	954	2,575	3,529
Total segment revenues	$7,104	$9,430	$16,533	$5,809	$8,018	$13,828

Nine months ended September 30	2023			2022
	Equipment	Services	Total	Equipment	Services	Total
Aerospace	$6,806	$16,445	$23,250	$5,379	$13,055	$18,434
Renewable Energy	9,084	1,754	10,837	7,505	2,059	9,564
Power	3,426	8,519	11,945	3,116	8,117	11,233
Total segment revenues	$19,316	$26,717	$46,032	$16,000	$23,231	$39,231

REVENUES	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Commercial Engines & Services	$6,399	$4,971	$17,293	$13,130
Defense	1,111	1,027	3,470	3,159
Systems & Other	900	707	2,487	2,146
Aerospace	$8,409	$6,705	$23,250	$18,434

Onshore Wind	$2,431	$2,445	$6,249	$6,403
Grid Solutions equipment and services	946	744	2,693	2,145
Offshore Wind, Hydro and Hybrid Solutions	773	405	1,895	1,016
Renewable Energy	$4,151	$3,594	$10,837	$9,564

Gas Power	$2,952	$2,612	$8,872	$8,234
Steam Power	571	571	1,762	1,898
Power Conversion, Nuclear and other	450	346	1,311	1,101
Power	$3,974	$3,529	$11,945	$11,233

Total segment revenues	$16,533	$13,828	$46,032	$39,231

GE Digital revenues	$226	$210	$696	$635
Insurance revenues	842	645	2,480	2,175
Eliminations and other	(256)	(211)	(678)	(768)
Corporate	$812	$643	$2,498	$2,041

Total revenues	$17,346	$14,470	$48,531	$41,272

REMAINING PERFORMANCE OBLIGATION. As of September 30, 2023, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $253,092 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $53,285 million, of which 44%, 69% and 97% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $199,807 million, of which 12%, 43%, 67% and 82% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.
2023 3Q FORM 10-Q 28

NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $942 million in the nine months ended September 30, 2023 primarily due to a decrease in long-term service agreements, partially offset by the timing of revenue recognition ahead of billing milestones on long-term equipment contracts. Our long-term service agreements decreased primarily due to billings of $9,577 million, partially offset by revenues recognized of $8,242 million and a net favorable change in estimated profitability of $88 million at Power and $50 million at Aerospace.

September 30, 2023	Aerospace	Renewable Energy	Power	Corporate	Total
Revenues in excess of billings	$2,565	$—	$5,353	$—	$7,919
Billings in excess of revenues	(7,775)	—	(1,847)	—	(9,622)
Long-term service agreements	$(5,210)	$—	$3,506	$—	$(1,703)
Equipment and other service agreements	521	1,181	1,614	262	3,578
Current contract assets	$(4,689)	$1,181	$5,120	$262	$1,875

Nonrecurring engineering costs(a)	2,449	19	2	—	2,470
Customer advances and other(b)	2,344	—	613	—	2,957
Non-current contract and other deferred assets	$4,793	$19	$615	$—	$5,427
Total contract and other deferred assets	$104	$1,200	$5,735	$262	$7,302

December 31, 2022
Revenues in excess of billings	$2,363	$—	$5,403	$—	$7,766
Billings in excess of revenues	(6,681)	—	(1,763)	—	(8,443)
Long-term service agreements	$(4,318)	$—	$3,640	$—	$(677)
Equipment and other service agreements	433	1,063	1,404	245	3,144
Current contract assets	$(3,884)	$1,063	$5,044	$245	$2,467

Nonrecurring engineering costs(a)	2,513	17	4	—	2,534
Customer advances and other(b)	2,519	—	724	—	3,243
Non-current contract and other deferred assets	$5,032	$17	$728	$—	$5,776
Total contract and other deferred assets	$1,148	$1,079	$5,772	$245	$8,244
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

Progress collections and deferred income increased $897 million primarily due to new collections received in excess of revenue recognition primarily at Power, partially offset by net liquidations at Renewable Energy. Revenues recognized for contracts included in a liability position at the beginning of the year were $11,421 million and $10,044 million for the nine months ended September 30, 2023 and 2022, respectively.

September 30, 2023	Aerospace	Renewable Energy	Power	Corporate	Total
Progress collections	$5,917	$4,939	$5,750	$103	$16,708
Current deferred income	194	174	6	102	476
Progress collections and deferred income	$6,111	$5,113	$5,756	$205	$17,185
Non-current deferred income	1,109	177	36	15	1,337
Total Progress collections and deferred income	$7,220	$5,290	$5,792	$220	$18,522

December 31, 2022
Progress collections	$5,814	$5,195	$4,514	$131	$15,655
Current deferred income	233	208	13	107	562
Progress collections and deferred income	$6,047	$5,404	$4,527	$238	$16,216
Non-current deferred income	1,110	183	104	12	1,409
Total Progress collections and deferred income	$7,157	$5,586	$4,632	$250	$17,625

NOTE 10. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method and other investments, long-term customer and sundry receivables (see Note 4), cash and cash equivalents and receivables in our run-off insurance operations and prepaid taxes and other deferred charges. All other non-current assets increased $831 million in the nine months ended September 30, 2023, primarily due to an increase in equity method and other investments of $478 million, an increase in long-term receivables of $155 million, an increase in pension surplus of $101 million and an increase in Insurance cash and cash equivalents of $98 million. Insurance cash and cash equivalents was $717 million and $619 million at September 30, 2023 and December 31, 2022, respectively.
2023 3Q FORM 10-Q 29

NOTE 11. BORROWINGS

	September 30, 2023	December 31, 2022
Current portion of long-term borrowings
Senior notes issued by GE	$192	$464
Senior and subordinated notes assumed by GE	915	1,973
Senior notes issued by GE Capital	106	1,188
Other	121	115
Total short-term borrowings	$1,334	$3,739

Senior notes issued by GE	$4,587	$4,724
Senior and subordinated notes assumed by GE	8,473	8,406
Senior notes issued by GE Capital	5,620	6,289
Other	809	901
Total long-term borrowings	$19,488	$20,320
Total borrowings	$20,822	$24,059
The Company has provided a full and unconditional guarantee on the payment of the principal and interest on all senior and subordinated outstanding long-term debt securities issued by subsidiaries of GE Capital, our former financial services business. See Note 21 for further information about borrowings and associated hedges.

NOTE 12. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

	September 30, 2023	December 31, 2022
Trade payables	$10,693	$10,033
Supply chain finance programs	3,605	3,689
Equipment project payables(a)	1,122	1,236
Non-income based tax payables	365	441
Accounts payable and equipment project payables	$15,785	$15,399
(a) Primarily related to projects in our Power and Renewable Energy segments.

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $6,044 million and $5,180 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenues of $842 million and $645 million, profit was $99 million and $102 million and net earnings was $77 million and $78 million for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, revenues were $2,480 million and $2,175 million, profit was $233 million and $264 million and net earnings was $181 million and $208 million, respectively. These operations were supported by assets of $45,420 million and $45,031 million at September 30, 2023 and December 31, 2022, respectively. A summary of our insurance liabilities and annuity benefits is presented below:

September 30, 2023	Long-term care	Structured settlement annuities	Life	Other contracts	Total
Future policy benefit reserves	$23,801	$8,534	$1,040	$405	$33,780
Investment contracts	—	812	—	782	1,594
Other	—	—	172	286	458
Total	$23,801	$9,346	$1,212	$1,473	$35,832

December 31, 2022
Future policy benefit reserves	$24,256	$8,860	$1,040	$437	$34,593
Investment contracts	—	860	—	849	1,708
Other	—	—	178	365	544
Total	$24,256	$9,720	$1,218	$1,651	$36,845
2023 3Q FORM 10-Q 30

The following tables summarize balances of and changes in future policy benefits reserves.

	September 30, 2023			September 30, 2022
Present value of expected net premiums	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Balance, beginning of year	$4,059	$—	$4,828	$5,652	$—	$6,622
Beginning balance at locked-in discount rate	3,958	—	5,210	4,451	—	5,443
Effect of changes in cash flow assumptions	(9)	—	(77)	(3)	—	91
Effect of actual variances from expected experience	(42)	—	(286)	(259)	—	(14)
Adjusted beginning of year balance	3,908	—	4,847	4,189	—	5,520
Interest accrual	157	—	148	170	—	153
Net premiums collected	(296)	—	(220)	(321)	—	(252)
Effect of foreign currency	—	—	11	—	—	(209)
Ending balance at locked-in discount rate	3,768	—	4,786	4,038	—	5,212
Effect of changes in discount rate assumptions	43	—	(500)	32	—	(410)
Balance, end of period	$3,811	$—	$4,286	$4,070	$—	$4,802

Present value of expected future policy benefits
Balance, beginning of year	$28,316	$8,860	$5,868	$40,296	$12,328	$7,923
Beginning balance at locked-in discount rate	27,026	8,790	6,247	27,465	9,024	6,560
Effect of changes in cash flow assumptions	(41)	(16)	49	(392)	(23)	120
Effect of actual variances from expected experience	(79)	18	(254)	(344)	(3)	9
Adjusted beginning of year balance	26,906	8,792	6,042	26,729	8,998	6,689
Interest accrual	1,091	342	177	1,089	355	184
Benefit payments	(947)	(511)	(396)	(855)	(510)	(399)
Effect of foreign currency	—	—	12	—	—	(220)
Ending balance at locked-in discount rate	27,050	8,623	5,835	26,962	8,843	6,254
Effect of changes in discount rate assumptions	562	(89)	(509)	610	(81)	(417)
Balance, end of period	$27,612	$8,534	$5,326	$27,572	$8,762	$5,837
Net future policy benefit reserves	$23,801	$8,534	$1,040	$23,503	$8,762	$1,035
Less: Reinsurance recoverables, net of allowance for credit losses	(133)	—	(39)	(2,869)	—	(66)
Net future policy benefit reserves, after reinsurance recoverables	$23,668	$8,534	$1,001	$20,634	$8,762	$969

The Statement of Earnings (Loss) for the nine months ended September 30, 2023 and 2022 included gross premiums or assessments of $636 million and $685 million and interest accretion of $1,305 million and $1,304 million, respectively. For the nine months ended September 30, 2023 and 2022, gross premiums or assessments were substantially all related to long-term care of $367 million and $365 million and life of $251 million and $297 million, while interest accretion was substantially all related to long-term care of $934 million and $919 million and structured settlement annuities of $342 million and $355 million, respectively.

The following table provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses.

		September 30, 2023		September 30, 2022
		Undiscounted	Discounted(a)	Undiscounted	Discounted(a)
Long-term care:	Gross premiums	$7,522	$4,656	$8,057	$4,858
	Benefit payments	63,406	27,612	65,620	27,572
Structured settlement annuities:	Benefit payments	19,480	8,534	20,122	8,762
Life:	Gross premiums	12,387	5,144	13,786	5,905
	Benefit payments	11,214	5,326	12,023	5,837
(a) Determined using the current discount rate as of September 30, 2023 and 2022.

2023 3Q FORM 10-Q 31

The following table provides the weighted-average durations of and weighted-average interest rates for the liability for future policy benefits.

	September 30, 2023			September 30, 2022
	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Duration (years)(a)	12.3	10.5	5.3	13.0	10.7	5.1
Interest accretion rate	5.5%	5.4%	4.9%	5.5%	5.4%	4.9%
Current discount rate	5.8%	5.7%	5.6%	5.7%	5.7%	5.5%
(a) Determined using the current discount rate as of September 30 2023 and 2022.

Our 2023 annual review of future policy benefit reserves cash flow assumptions resulted in an immaterial charge to net earnings, indicating claims experience continues to develop consistently with our models. Our 2022 annual review resulted in changes to our assumptions principally related to higher near-term mortality related to COVID-19.

Included in Insurance losses and annuity benefits in our Statement of Earnings (Loss) for the nine months ended September 30, 2023 and 2022 are unfavorable and favorable pre-tax adjustments of $90 million and $448 million, respectively, from updating the net premium ratio (i.e., the percentage of projected gross premiums required to cover expected policy benefits and related expenses) after updating for actual historical experience each quarter and updating of future cash flow assumptions. Included in these amounts for the nine months ended September 30, 2023 and 2022, are unfavorable adjustments of $298 million and $112 million, respectively, due to insufficient gross premiums (i.e., net premium ratio exceeded 100%), related to certain cohorts in our long-term care and life insurance portfolios. These adjustments are primarily attributable to increases in the net premium ratio as a result of updating future cash flow assumptions on cohorts where the beginning of the period net premium ratio exceeded 100%.

At September 30, 2023 and 2022, policyholders account balances totaled $1,838 million and $2,008 million, respectively. As our insurance operations are in run-off, changes in policyholder account balances for the nine months ended September 30, 2023 and 2022 are primarily attributed to surrenders, withdrawals, and benefit payments of $318 million and $334 million, partially offset by net additions from separate accounts and interest credited of $188 million and $210 million, respectively. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both September 30, 2023 and 2022.

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

PRINCIPAL PENSION PLANS	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Service cost for benefits earned	$23	$48	$68	$146
Expected return on plan assets	(594)	(785)	(1,782)	(2,356)
Interest cost on benefit obligations	473	518	1,419	1,551
Net actuarial loss amortization and other	(180)	356	(539)	1,071
Net periodic expense (income)	(278)	137	(834)	412
Less discontinued operations	—	48	—	143
Continuing operations – net periodic expense (income)	$(278)	$89	$(834)	$269

Principal retiree benefit plans income was $37 million and $53 million for the three months ended September 30, 2023 and 2022, respectively, and $109 million and $158 million for the nine months ended September 30, 2023 and 2022, respectively. Principal retiree benefit plans income from continuing operations was $34 million and $101 million for the three months and nine months ended September 30, 2022, respectively. Other pension plans income was $32 million and $94 million for the three months ended September 30, 2023 and 2022, respectively, and $91 million and $310 million for the nine months ended September 30, 2023 and 2022, respectively. Other pension plans income from continuing operations was $68 million and $229 million for the three months and nine months ended September 30, 2022, respectively.

We also have a defined contribution plan for eligible U.S. employees that provides employer contributions which were $73 million and $109 million for the three months ended September 30, 2023 and 2022, respectively, and $253 million and $333 million for the nine months ended September 30, 2023 and 2022, respectively. Employer contributions from continuing operations were $78 million and $236 million for the three months and nine months ended September 30, 2022, respectively.

2023 3Q FORM 10-Q 32

NOTE 15. CURRENT AND ALL OTHER LIABILITIES. All other current liabilities and All other liabilities primarily include liabilities for customer sales allowances, equipment project and commercial liabilities, loss contracts, employee compensation and benefits, income taxes payable and uncertain tax positions, operating lease liabilities (see Note 6), environmental, health and safety remediations and product warranties (see Note 23). All other current liabilities decreased $104 million in the nine months ended September 30, 2023, primarily due to decreases in sales discounts and allowances of $147 million, environmental, health and safety liabilities of $95 million, interest payable of $92 million and derivative instruments of $77 million, partially offset by an increase in equipment projects and other commercial liabilities of $257 million. All other liabilities increased $115 million in the nine months ended September 30, 2023, primarily due to increases in uncertain and other income taxes and related liabilities of $395 million and environmental, health and safety liabilities of $103 million, partially offset by decreases in equipment projects and other commercial liabilities of $198 million and operating lease liabilities of $122 million.

NOTE 16. INCOME TAXES. Our income tax rate was 9.1% and (8.5)% for the nine months ended September 30, 2023 and 2022, respectively. The low tax rate for 2023 was primarily due to the unrealized gain on our investment in GE HealthCare, which we expect to recover in a manner consistent with the tax-free treatment confirmed in our Internal Revenue Service (IRS) ruling in connection with the spin of GE Healthcare, U.S. general business credits and net tax benefit related to separation income tax effects including losses on Separation-related entity restructuring. This was partially offset by losses in foreign jurisdictions that are not likely to be utilized. The tax rate for 2022 reflects a tax provision on a pre-tax loss. The rate was negative primarily due to the net unrealized capital loss on our retained and sold ownership interests for which the loss could not be tax benefited, losses in foreign jurisdictions that are not likely to be utilized and non-tax benefited asset impairment charges.

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

The IRS is currently auditing our consolidated U.S. income tax returns for 2016-2018.

NOTE 17. SHAREHOLDERS’ EQUITY

	Three months ended September 30		Nine months ended September 30
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI) (Dividends per share in dollars)	2023	2022	2023	2022
Beginning balance	$(3,409)	$(5,512)	$(5,893)	$(4,569)
AOCI before reclasses – net of taxes of $141, $79, $123 and $215	(396)	(874)	(176)	(1,815)
Reclasses from AOCI – net of taxes of $0, $0, $(626) and $0(a)	—	—	2,262	—
AOCI	(396)	(874)	2,085	(1,815)
Less AOCI attributable to noncontrolling interests	1	(4)	(1)	(2)
Currency translation adjustments AOCI	$(3,806)	$(6,382)	$(3,806)	$(6,382)

Beginning balance	$4,041	$4,173	$6,531	$3,646
AOCI before reclasses – net of taxes of $10, $24, $9 and $81	19	66	(24)	217
Reclasses from AOCI – net of taxes of $(61), $53, $(718) and $159(a)	(207)	193	(2,656)	571
AOCI	(188)	259	(2,680)	788
Less AOCI attributable to noncontrolling interests	—	—	(2)	2
Benefit plans AOCI	$3,853	$4,432	$3,853	$4,432

Beginning balance	$(1,696)	$(521)	$(1,927)	$5,172
AOCI before reclasses – net of taxes of $(371), $(494), $(310) and $(2,015)	(1,370)	(1,894)	(1,099)	(7,601)
Reclasses from AOCI – net of taxes of $(2), $3, $(5) and $10(a)	(8)	(10)	(49)	4
AOCI	(1,379)	(1,904)	(1,147)	(7,597)
Investment securities and cash flow hedges AOCI	$(3,075)	$(2,425)	$(3,075)	$(2,425)

Beginning balance	$(2,510)	$(2,196)	$(983)	$(9,109)
AOCI before reclasses – net of taxes of $581, $542, $175 and $2,379	2,187	2,036	660	8,949
AOCI	2,187	2,036	660	8,949
Long-duration insurance contracts AOCI	$(323)	$(160)	$(323)	$(160)

AOCI at September 30	$(3,351)	$(4,536)	$(3,351)	$(4,536)

Dividends declared per common share	$0.08	$0.08	$0.24	$0.24
(a)The total reclassification from AOCI included $195 million, including currency translation of $2,234 million and benefit plans of $(2,030) million, net of taxes, in first quarter of 2023 related to the spin-off of GE HealthCare.
2023 3Q FORM 10-Q 33

Preferred stock. On September 15, 2023 we redeemed the remaining outstanding shares of GE preferred stock. We redeemed $2,795 million and $5,795 million of GE preferred stock in the three months and nine months ended September 30, 2023. GE preferred shares outstanding was 5,795,444 at December 31, 2022.

Common stock. GE common stock shares outstanding were 1,088,386,043 and 1,089,107,878 at September 30, 2023 and December 31, 2022, respectively. For further information on our common and preferred stock issuances, please refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

NOTE 18. EARNINGS PER SHARE INFORMATION

Three months ended September 30	2023		2022
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$175	$175	$(243)	$(243)
Preferred stock dividends and other and accretion of preferred share repurchase(a)	(91)	(91)	(70)	(70)
Earnings (loss) from continuing operations attributable to common shareholders	84	84	(313)	(313)
Earnings (loss) from discontinued operations	173	173	403	403
Net earnings (loss) attributable to GE common shareholders	258	258	91	91

Shares of GE common stock outstanding	1,088	1,088	1,095	1,095
Employee compensation-related shares (including stock options)	11	—	—	—
Total average equivalent shares	1,099	1,088	1,095	1,095

Earnings (loss) per share from continuing operations	$0.08	$0.08	$(0.29)	$(0.29)
Earnings (loss) per share from discontinued operations	0.16	0.16	0.37	0.37
Net earnings (loss) per share	0.23	0.24	0.08	0.08

Potentially dilutive securities(b)	21		49

Nine months ended September 30	2023		2022
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$7,474	$7,477	$(2,600)	$(2,600)
Preferred stock dividends and other and accretion of preferred share repurchase(a)	(295)	(295)	(189)	(189)
Earnings (loss) from continuing operations attributable to common shareholders	7,180	7,183	(2,789)	(2,789)
Earnings (loss) from discontinued operations	411	411	743	743
Net earnings (loss) attributable to GE common shareholders	7,591	7,594	(2,046)	(2,046)

Shares of GE common stock outstanding	1,089	1,089	1,097	1,097
Employee compensation-related shares (including stock options)	9	—	—	—
Total average equivalent shares	1,098	1,089	1,097	1,097

Earnings (loss) per share from continuing operations	$6.54	$6.60	$(2.54)	$(2.54)
Earnings (loss) per share from discontinued operations	0.37	0.38	0.68	0.68
Net earnings (loss) per share	6.91	6.98	(1.86)	(1.86)

Potentially dilutive securities(b)	29		46
(a) For the three and nine months ended September 30, 2023, included $(28) million and $(58) million related to excise tax on preferred share redemptions, respectively.
(b) Outstanding stock awards not included in the computation of diluted earnings (loss) per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three and nine months ended September 30, 2023, application of this treatment had an insignificant effect. For the three and nine months ended September 30, 2022, as a result of the loss from continuing operations, losses were not allocated to the participating securities.

2023 3Q FORM 10-Q 34

NOTE 19. OTHER INCOME (LOSS)

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Investment in GE HealthCare realized and unrealized gain (loss)	$(813)	$—	$5,066	$—
Investment in and note with AerCap realized and unrealized gain (loss)	(296)	138	81	(2,669)
Investment in Baker Hughes realized and unrealized gain (loss)	—	(238)	10	818
Gains (losses) on retained and sold ownership interests	$(1,109)	$(101)	$5,157	$(1,852)
Other net interest and investment income (loss)	193	123	534	269
Licensing and royalty income	53	54	178	141
Equity method income	78	14	147	129
Purchases and sales of business interests(a)	115	23	103	42
Other items	(2)	65	(18)	270
Total other income (loss)	$(673)	$178	$6,100	$(1,000)
(a) Included a pre-tax gain of $90 million related to the sale of an investment at Energy Financial Services during the three months ended September 30, 2023.

Our investment in GE HealthCare comprises 61.6 million shares (approximately 13.5% ownership interest) at September 30, 2023. During the nine months ended September 30, 2023, we received total proceeds of $2,192 million from the disposition of GE HealthCare shares. Our investment in AerCap comprises 30.9 million ordinary shares (approximately 14.5% ownership interest) at September 30, 2023 and an AerCap senior note. During the nine months ended September 30, 2023, we received total proceeds of $4,624 million from the sale of AerCap shares. During the first quarter of 2023, we received proceeds of $216 million from the sale of Baker Hughes shares and have now fully monetized our position.

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

	Three months ended September 30		Nine months ended September 30
RESTRUCTURING AND OTHER CHARGES	2023	2022	2023	2022
Workforce reductions	$70	$51	$227	$70
Plant closures & associated costs and other asset write-downs	62	48	183	98
Acquisition/disposition net charges and other	21	14	48	39
Total restructuring and other charges	$153	$112	$458	$206

Cost of equipment/services	$51	$66	$116	$109
Selling, general and administrative expenses	102	46	342	100
Other (income) loss	—	—	—	(3)
Total restructuring and other charges	$153	$112	$458	$206

Aerospace	$3	$6	$10	$16
Renewable Energy	57	66	198	78
Power	43	30	81	97
Corporate	50	10	169	15
Total restructuring and other charges	$153	$112	$458	$206
Restructuring and other charges cash expenditures	$89	$75	$382	$286

An analysis of changes in the liability for restructuring follows:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Balance at beginning of period	$963	$640	$977	$825
Additions	67	96	238	127
Payments	(75)	(54)	(259)	(242)
Effect of foreign currency and other	(69)	(17)	(71)	(45)
Balance at September 30(a)	$885	$665	$885	$665
(a) Includes actuarial determined post-employment severance benefits reserve of $367 million and $333 million as of September 30, 2023 and 2022, respectively.

2023 3Q FORM 10-Q 35

For the three and nine months ended September 30, 2023, restructuring and other initiatives primarily included exit activities related to the restructuring programs announced in 2022, reflecting lower Corporate shared-service and footprint needs as a result of the GE HealthCare spin-off, and exit activities across our businesses planned to be part of GE Vernova, primarily reflecting the selectivity strategy to operate in fewer markets and to simplify and standardize product variants at Renewable Energy. This plan was expanded during the third quarter of 2023 to include the consolidation of the global footprint and related resources at our Power business to better serve our customers. We recorded total charges of $153 million and $458 million, consisting of $86 million and $220 million, primarily in non-cash impairment, accelerated depreciation and other charges, not reflected in the table above, and $67 million and $238 million primarily in employee workforce reduction charges, which are reflected in the table above in the three and nine months ended September 30, 2023, respectively. We incurred $89 million and $382 million in cash outflows related to restructuring actions, primarily for employee severance payments and contract terminations in the three and nine months ended September 30, 2023, respectively.

For the three months ended September 30, 2022, restructuring and other initiatives primarily included exit activities across our businesses planned to be part of GE Vernova, primarily reflecting the selectivity strategy to operate in fewer markets and to simplify and standardize product variants at Renewable Energy. For the nine months ended September 30, 2022, restructuring and other initiatives primarily included exit activities at our Power business related to our new coal build wind-down actions which included the exit of certain product lines, closing certain manufacturing and office facilities, and workforce reduction programs. We recorded total charges of $112 million and $206 million, consisting of $16 million and $79 million primarily in non-cash impairment, accelerated depreciation and other charges, not reflected in the table above, and $96 million and $127 million primarily in employee workforce reduction charges, which are reflected in the table above in the three and nine months ended September 30, 2022, respectively. We incurred $75 million and $286 million in cash outflows related to restructuring actions, primarily for employee severance payments in the three and nine months ended September 30, 2022, respectively.

SEPARATION COSTS. In November 2021, the company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aviation, healthcare, and energy. As a result of this plan, we have incurred and expect to continue to incur separation, transition, and operational costs, which will depend on specifics of the transactions.

For the three and nine months ended September 30, 2023, we incurred pre-tax separation expense of $227 million and $658 million, and paid $175 million and $751 million in cash, respectively, primarily related to employee costs, professional fees, costs to establish certain stand-alone functions and information technology systems, and other transformation and transaction costs to transition to three stand-alone public companies. These costs are presented as separation costs in our consolidated Statement of Earnings (Loss). In addition, we recognized $278 million and $256 million of net tax benefit, including a net tax benefit associated with planned legal entity separation and tax on changes to indefinite reinvestment of foreign earnings in the three and nine months ended September 30, 2023, respectively.

For the three and nine months ended September 30, 2022, we incurred pre-tax separation costs of $171 million and $419 million, and paid $60 million and $72 million in cash, and recognized $32 million and $24 million of net tax benefit, respectively, related to separation activities.

As discussed in Note 2, GE completed the separation of its HealthCare business into a separate, independent publicly traded company, GE HealthCare Technologies Inc. As a result, pre-tax separation costs specifically identifiable to GE HealthCare are now reflected in discontinued operations. We incurred $2 million and $22 million in pre-tax costs for the three and nine months ended September 30, 2023, respectively, recognized $5 million of tax benefits for the nine months ended September 30, 2023, and spent $27 million and $167 million in cash for the three and nine months ended September 30, 2023, respectively.

NOTE 21. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

		September 30, 2023		December 31, 2022
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,378	$2,203	$2,557	$2,418
Liabilities	Borrowings (Note 11)	$20,822	$19,361	$24,059	$22,849
	Investment contracts (Note 13)	1,594	1,598	1,708	1,758

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

2023 3Q FORM 10-Q 36

FAIR VALUE OF DERIVATIVES	September 30, 2023			December 31, 2022
	Gross Notional	All other current assets	All other current liabilities	Gross Notional	All other current assets	All other current liabilities
Qualifying currency exchange contracts	$6,510	$142	$116	$5,112	$132	$146
Non-qualifying currency exchange contracts and other	56,586	904	945	52,786	1,143	1,095
Gross derivatives	$63,096	$1,047	$1,061	$57,898	$1,275	$1,241
Netting and credit adjustments		$(719)	$(718)		$(821)	$(820)
Net derivatives in statement of financial position		$327	$343		$454	$420

FAIR VALUE HEDGES. As of September 30, 2023, all fair value hedges were terminated due to exposure management actions, including debt maturities. Gains (losses) associated with the terminated hedging relationships will continue to amortize into interest expense until the hedged borrowings mature. The cumulative amount of hedging adjustments of $1,165 million (all on discontinued hedging relationships) was included in the carrying amount of the previously hedged liability of $8,715 million. At September 30, 2022, the cumulative amount of hedging adjustments of $1,693 million (all on discontinued hedging relationships) was included in the carrying amount of the previously hedged liability of $13,825 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES
Gain (loss) recognized in AOCI	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Cash flow hedges(a)	$(7)	$(95)	$42	$(252)
Net investment hedges(b)	171	396	41	691
(a) Primarily related to currency exchange contracts.
(b) The carrying value of foreign currency debt designated as net investment hedges was $4,554 million and $3,019 million as of September 30, 2023 and 2022, respectively. The total reclassified from AOCI into earnings was zero for both the three months and nine months ended September 30, 2023 and 2022.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The total amount in AOCI related to cash flow hedges of forecasted transactions was a $24 million loss as of September 30, 2023. We expect to reclassify $68 million of loss to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. As of September 30, 2023, the maximum term of derivative instruments that hedge forecasted transactions was approximately 12 years.

The table below presents the effects of hedges and resulting gains (losses) of our derivative financial instruments in the Statement of Earnings (Loss):

	Three months ended September 30, 2023				Three months ended September 30, 2022
	Revenues	Interest Expense	SG&A	Other(a)	Revenues	Interest Expense	SG&A	Other(a)
	$17,346	$286	$2,171	$12,232	$14,470	$374	$1,966	$11,712
Cash flow hedges	$(14)	$(2)	$1	$17	$(3)	$(4)	$(1)	$(12)
Non-hedging derivatives (b)	$—	$—	$(295)	$(18)	$1	$—	$33	$(447)

	Nine months ended September 30, 2023				Nine months ended September 30, 2022
	Revenues	Interest Expense	SG&A	Other(a)	Revenues	Interest Expense	SG&A	Other(a)
	$48,531	$822	$6,671	$42,096	$41,272	$1,130	$6,509	$30,832
Cash flow hedges	$(9)	$(8)	$1	$25	$1	$(17)	$(1)	$(80)
Fair value hedges						$(16)
Non-hedging derivatives (b)	$—	$—	$(5)	$(145)	$3	$—	$(421)	$(542)
(a) Amounts are inclusive of cost of sales and other income (loss).
(b) SG&A was primarily driven by hedges of deferred incentive compensation, and hedges of remeasurement of monetary assets and liabilities.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties were $256 million and $306 million at September 30, 2023 and December 31, 2022, respectively. Counterparties' exposures to our derivative liability were $294 million and $365 million at September 30, 2023 and December 31, 2022, respectively.

2023 3Q FORM 10-Q 37

NOTE 22. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $114 million and $401 million and liabilities of $198 million and $206 million at September 30, 2023 and December 31, 2022, respectively, in consolidated Variable Interest Entities (VIEs). These entities were created to help our customers facilitate or finance the purchase of GE equipment and services and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $6,388 million and $5,917 million at September 30, 2023 and December 31, 2022, respectively. Of these investments, $1,302 million and $1,481 million were owned by EFS, comprising equity method investments, primarily renewable energy tax equity investments, at September 30, 2023 and December 31, 2022, respectively. In addition, $4,855 million and $4,219 million were owned by our run-off insurance operations, primarily comprising equity method investments at September 30, 2023 and December 31, 2022, respectively. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 23.

NOTE 23. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. We had total investment commitments of $3,886 million at September 30, 2023. The commitments primarily comprise investments by our run-off insurance operations in investment securities and other assets of $3,813 million and included within these commitments are obligations to make investments in unconsolidated VIEs of $3,709 million. See Note 22 for further information.

As of September 30, 2023, in our Aerospace segment, we have committed to provide financing assistance of $2,670 million of future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. Indemnification agreements - Discontinued Operations. Following the Separation of GE HealthCare on January 3, 2023, GE has remaining performance and bank guarantees on behalf of its former HealthCare business, with a maximum aggregate exposure of $44 million at September 30, 2023. Most of these guarantees are not expected to remain in effect as of December 31, 2023. GE also has obligations under the Transition Services Agreement and Tax Matters Agreement to indemnify GE HealthCare for certain technology and tax costs of $90 million, which are fully reserved. In addition, we have provided specific indemnities to other buyers of assets of our business that, in the aggregate, represent a maximum potential claim of $703 million with related reserves of $70 million.

Indemnification agreements – Continuing Operations. GE has obligations under the Tax Matters Agreement to indemnify GE HealthCare for certain tax costs and other indemnifications of $43 million, which are fully reserved. In addition, we have $554 million of other indemnification commitments, including representations and warranties in sales of business assets, for which we recorded a liability of $76 million.

For information on credit support agreements, refer to the revised portions of our 2022 Form 10-K on Form 8-K as filed on April 25, 2023.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,997 million and $1,960 million at September 30, 2023 and December 31, 2022, respectively.

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 24 in the revised portions of our 2022 Form 10-K on Form 8-K as filed on April 25, 2023 and Note 23 in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023; refer to those discussions for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

2023 3Q FORM 10-Q 38

Alstom legacy legal matters. In 2015, we acquired the Steam Power, Renewables and Grid businesses from Alstom, which prior to our acquisition were the subject of significant cases involving anti-competitive activities and improper payments. We had reserves of $416 million and $455 million at September 30, 2023 and December 31, 2022, respectively, for legal and compliance matters related to the legacy business practices that were the subject of cases in various jurisdictions. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the reserve established. The estimation of this reserve may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this reserve. Factors that can affect the ultimate amount of losses associated with these and related matters include the way cooperation is assessed and valued, prosecutorial discretion in the determination of damages, formulas for determining disgorgement, fines or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided.

Shareholder and related lawsuits. Since November 2017, several putative shareholder class actions under the federal securities laws have been filed against GE and certain affiliated individuals and consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (the Hachem case, also referred to as the Sjunde AP-Fonden case). In October 2019, the lead plaintiff filed a fifth amended consolidated class action complaint naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareholders who acquired GE stock between February 27, 2013 and January 23, 2018. GE filed a motion to dismiss in December 2019. In January 2021, the court granted defendants’ motion to dismiss as to the majority of the claims. Specifically, the court dismissed all claims related to insurance reserves, as well as all claims related to accounting for long-term service agreements, with the exception of certain claims about historic disclosures related to factoring in the Power business that survive as to GE and its former CFO Jeffrey S. Bornstein. All other individual defendants have been dismissed from the case. In April 2022, the court granted the plaintiffs' motion for class certification for shareholders who acquired stock between February 26, 2016 and January 23, 2018, and granted the plaintiffs’ request to amend their complaint. In September 2022, GE filed a motion for summary judgment on the plaintiffs' remaining claims. In September 2023, the court denied GE’s motion for summary judgment, except as to claims arising from disclosures made between November 2017 and January 2018.

In February 2019, a securities action (the Touchstone case) was filed in the U.S. District Court for the Southern District of New York naming as defendants GE and current and former GE executive officers. It alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Section 1707.43 of the Ohio Securities Act and common law fraud based on alleged misstatements regarding insurance reserves, GE Power’s revenue recognition practices related to long term service agreements, GE’s acquisition of Alstom, and the goodwill recognized in connection with that transaction. The lawsuit seeks damages on behalf of six institutional investors who purchased GE common stock between August 1, 2014 and October 30, 2018 and rescission of those purchases. In May 2021, the plaintiffs filed an amended complaint, and GE in June 2021 filed a motion to dismiss that complaint. In September 2022, the court granted GE’s motion to the dismiss the plaintiffs’ case with no opportunity to replead their case. In January 2023, the plaintiffs filed an appeal of the court’s dismissal of their case with the U.S. Court of Appeals for the Second Circuit. In September 2023, the Court of Appeals affirmed the dismissal of the case.

GE Retirement Savings Plan (RSP) class actions. Four putative class action lawsuits were filed regarding the oversight of the GE RSP, and those class actions were consolidated into a single action in the U.S. District Court for the District of Massachusetts. The consolidated complaint named as defendants GE, GE Asset Management, current and former GE and GE Asset Management executive officers and employees who served on fiduciary bodies responsible for aspects of the GE RSP during the class period. Like similar lawsuits that were brought against other companies in recent years, this action alleged that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act (ERISA) in their oversight of the GE RSP, principally by retaining five proprietary funds that plaintiffs allege were underperforming as investment options for plan participants and by charging higher management fees than some alternative funds. The plaintiffs sought unspecified damages on behalf of a class of GE RSP participants and beneficiaries from September 26, 2011 through the date of any judgment. In August and December 2018, the court issued orders dismissing one count of the complaint and denying GE's motion to dismiss the remaining counts. In September 2022, both GE and the plaintiffs filed motions for summary judgment on the remaining claims. In September 2023, GE executed a class action settlement with plaintiffs in the amount of $61 million, which the court preliminarily approved in October 2023. Net of insurance contributions, this had an immaterial financial impact on GE’s results for the quarter ended September 30, 2023.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. For several years, GE has observed an increase in the number of lawsuits being brought against Bank BPH and other banks in Poland by current and former borrowers, and we expect this to continue in future reporting periods. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded an additional charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH as of September 30, 2023 was $2,522 million. This estimate accounts for the costs of payments to borrowers who we estimate will participate in the settlement program, as well as estimates of litigation with other borrowers where remedies can often exceed the value of the current loan balance, and represents our best estimate of the total losses we expect to incur over time. However, there are a number of factors that could affect the estimate in the future; refer to the disclosures about Bank BPH in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and other prior filings for additional details.
2023 3Q FORM 10-Q 39

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. As previously reported, in 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. Following the EPA’s release in September 2015 of an intended final remediation decision, GE and the EPA engaged in mediation and the first step of the dispute resolution process contemplated by the consent decree. In October 2016, the EPA issued its final decision pursuant to the consent decree, which GE and several other interested parties appealed to the EPA’s Environmental Appeals Board (EAB). The EAB issued its decision in January 2018, affirming parts of the EPA’s decision and granting relief to GE on certain significant elements of its challenge. The EAB remanded the decision back to the EPA to address those elements and reissue a revised final remedy, and the EPA convened a mediation process with GE and interested stakeholders. In February 2020, the EPA announced an agreement between the EPA and many of the mediation stakeholders, including GE, concerning a revised Housatonic River remedy. Based on the mediated resolution, the EPA solicited public comment on a draft permit and issued the final revised permit effective in January 2021. In March 2021, two local environmental advocacy groups filed a joint petition to the EAB challenging portions of the revised permit; in February 2022, the EAB denied the petition, and the permit became effective in March 2022. In May 2022, the two environmental advocacy groups petitioned the U.S. Court of Appeals for the First Circuit to review the EPA’s final permit, and the Court denied the petition in July 2023. As of September 30, 2023, and based on its assessment of current facts and circumstances and its defenses, GE believes that it has recorded adequate reserves to cover future obligations associated with the proposed final remedy. For further information about environmental, health and safety matters, see the revised portions of our 2022 Form 10-K on Form 8-K as filed on April 25, 2023.

EXHIBITS

Exhibit 10(a). Offer Letter for Rahul Ghai, dated October 5, 2023.*
Exhibit 11. Computation of Per Share Earnings. Data is provided in Note 18 of this Report.*
Exhibit 31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350.*
Exhibit 101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and nine months ended September 30, 2023 and 2022, (ii) Statement of Financial Position at September 30, 2023 and December 31, 2022, (iii) Statement of Cash Flows for the nine months ended September 30, 2023 and 2022, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (v) Statement of Changes in Shareholders' Equity for the three and nine months ended September 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

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

October 24, 2023	/s/ Thomas S. Timko
Date	Thomas S. Timko Vice President, Chief Accounting Officer and Controller Principal Accounting Officer
2023 3Q FORM 10-Q 40