Form 10-K
period 2023-12-31
GENERAL ELECTRIC CO
filed 2024-02-02
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was at least $117.9 billion. There were 1,088,334,304 shares of common stock with a par value of $0.01 outstanding at January 15, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 7, 2024, is incorporated by reference into Part III to the extent described therein.

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

For us, particular areas where risks or uncertainties could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•our success in executing planned and potential transactions, including our plan to pursue a spin-off of GE Vernova and sales or other dispositions of our remaining equity interest in GE HealthCare, the timing for such transactions, the ability to satisfy any applicable pre-conditions, and the expected proceeds, consideration and benefits to GE;
•changes in macroeconomic and market conditions and market volatility, including risk of recession, inflation, supply chain constraints or disruptions, interest rates, the value of securities and other financial assets (including our equity interest in GE HealthCare), oil, natural gas and other commodity prices and exchange rates, and the impact of such changes and volatility on our business operations, financial results and financial position;
•global economic trends, competition and geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and the related sanctions and other measures and risks related to conflict in the Middle East, demand or supply shocks from events such as a major terrorist attack, natural disasters or actual or threatened public health pandemics or other emergencies, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries, and related impacts on our businesses' global supply chains and strategies;
•market developments or customer actions that may affect demand and the financial performance of major industries and customers we serve, such as demand for air travel and other commercial aviation sector dynamics; pricing, cost, volume and the timing of investment by customers or industry participants and other factors in renewable energy markets; conditions in key geographic markets; technology developments; and other shifts in the competitive landscape for our products and services;
•our capital allocation plans, including the timing and amount of dividends, share repurchases, acquisitions, organic investments, and other priorities;
•downgrades of our current short- and long-term credit ratings or ratings outlooks, or changes in rating application or methodology, and the related impact on our funding profile, costs, liquidity and competitive position;
•the amount and timing of our cash flows and earnings, which may be impacted by macroeconomic, customer, supplier, competitive, contractual and other dynamics and conditions;
•capital or liquidity needs associated with our run-off insurance operations and mortgage portfolio in Poland (Bank BPH), the amount and timing of any required future capital contributions and any strategic options that we may consider;
•operational execution and improvements by our businesses, including the success at our Renewable Energy business in improving product quality and fleet availability, executing on our product and project cost estimates and delivery schedule projections and other aspects of operational performance, as well as the performance of GE Aerospace amidst market growth and ramping newer product platforms;
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
•the impact related to information technology, cybersecurity or data security breaches at GE or third parties; and
•the other factors that are described in the "Risk Factors" section in this Annual Report on Form 10-K for the year ended December 31, 2023, as such descriptions may be updated or amended in any future reports we file with the SEC.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.
2023 FORM 10-K 3

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

We previously announced a strategic plan to form three industry-leading, global, investment-grade public companies from (i) our Aerospace business, which we plan to refer to as GE Aerospace, (ii) our portfolio of energy businesses, including our Renewable Energy and Power businesses, which we plan to combine and refer to as GE Vernova, and (iii) our former HealthCare business. For purposes of this report, we refer to our reporting segments as Aerospace, Renewable Energy and Power. The composition of these reporting segments is unchanged. On January 3, 2023, we completed the separation of the HealthCare business from GE through the spin-off of GE HealthCare Technologies Inc. (GE HealthCare). See Notes 2 and 3 for further information. The historical results of GE HealthCare and certain assets and liabilities included in the spin-off are now reported in GE's consolidated financial statements as discontinued operations. Additionally, on January 1, 2023, we adopted Accounting Standards Update No. 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. See Note 12 for further information.

Over our more than 130-year history, GE’s innovation and technology have improved quality of life around the world by adapting and innovating solutions to pressing global challenges, including our businesses' focuses today on the future of flight and the energy transition. At GE Aerospace, with a differentiated product and technology portfolio across the commercial and military sectors, we are well positioned to serve customers in expanding and upgrading their fleets amidst the demand ramp for engines and services with recovery from the COVID-19 pandemic. At the same time, we are working to develop next generation engine programs that will allow a smarter and more efficient future of flight, including efforts to support increased use of sustainable aviation fuel with our engines’ capabilities and developing new engine architectures such as open fan, hybrid electric and hydrogen technologies. The GE Vernova businesses are positioned to lead the energy transition, helping the energy sector solve for sustainability, reliability and affordability. These businesses are at the center of a dynamic and growing market, as the world faces a significant increase in electricity demand in the coming decades along with the need to electrify and decarbonize. With a range of power generation technologies spanning gas power, onshore and offshore wind and others, as well as power grid automation and hardware, these businesses offer solutions for customers to reduce emissions, meet the growth in electricity demand and make energy more accessible globally, secure and resilient.

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

We serve customers in over 160 countries. Manufacturing and service operations are carried out at 59 manufacturing plants located in 24 states in the United States and Puerto Rico and at 102 manufacturing plants located in 25 other countries.

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

As a diverse global company, we are affected by economic and market developments around the world, supply chain disruptions, instability in certain regions, commodity prices, foreign currency volatility and policies regarding trade and imports. See the Segment Operations section within MD&A for further information. Other factors impacting our business include:
•long product development cycles for many of our products, with product quality and efficiency often being critical to success;
•the importance of research and development expenditures;
•regulatory standards that apply to many of our products; and
•changing end markets, including shifts in energy sources and demand related to cost, decarbonization efforts and other factors, as well as the impact of technology changes.

The strength and talent of our workforce are critical to the success of our businesses, and we continually strive to attract, develop and retain personnel commensurate with the needs of our businesses in their operating environments. The Company’s human capital management priorities are designed to support the execution of our business strategy and improve organizational effectiveness. Our focus on organizational performance and talent remains front and center through the ongoing execution of our strategic plan to separate GE Aerospace and GE Vernova into independent companies. We will continue to monitor various factors across our human capital priorities, including as a part of our business operating reviews during the year and with oversight by our Board of Directors and the Board’s Management Development and Compensation Committee. The following are our human capital priorities:
2023 FORM 10-K 4

•Protecting the health and safety of our workforce: GE is committed to establishing and maintaining effective health and safety standards and protocols across our businesses, making continuous process improvements, and providing ongoing education. As our businesses prepare for standalone readiness, they have benefited from the expertise and guidance of GE’s Safety Promotion Office, leveraging lean as a critical tool to prevent injuries and incidents and driving safety as a core operational attribute for the businesses. For the past three years, our annual bonus program for executives has included a modifier based on the Company’s safety performance.
•Sustaining a Company culture based in leadership behaviors of humility, transparency and focus, with a commitment to unyielding integrity: GE’s organizational culture supports talent attraction, engagement and retention and promotes ways of working that are strongly connected to our goals. In early 2023, we conducted an annual enterprise-wide culture survey. While survey results varied among our businesses, a Company-wide view of trends in responses confirmed our employees’ view of GE’s solid foundations in safety, compliance, and employee development. Our performance management system, “People, Performance, and Growth,” directly links individual performance outcomes to incentive compensation. Supporting our culture of integrity, The Spirit & The Letter, GE’s employee code of conduct, sets forth the Company’s integrity and compliance standards.
•Developing and managing our talent to best support our organizational goals: GE’s approach to talent management aims to ensure strong individual and company performance; our employee training and development offerings are designed to support these goals. As a key pillar of our talent strategy, GE’s senior management leads an annual organization and talent review for each business to support a strong leadership pipeline and succession planning process. To support our lean culture transformation, in 2023 our leadership development programs continued to elevate high potential talent. Developed in partnership with our existing leaders, our leadership development programs are premised upon a rigorous learning process tied directly to outcomes, with a focus on hands-on, experiential learning and building a lean mindset.
•Promoting inclusion and diversity across the enterprise: At GE, we are committed to building a more diverse workforce and a more inclusive workplace by focusing on transparency, accountability and community. We believe in the value of each person’s unique identity, background and experiences, and are committed to fostering an inclusive culture in which all employees feel empowered to do their best work because they feel accepted, respected and that they belong. We have also had a long-standing commitment to fair and competitive pay practices. On average, in our most recent reporting men and women performing similar work were paid within 1% of each other in each GE business.

Additionally, in 2021, we began publishing diversity reporting to transparently share our diversity data and hold ourselves accountable for continuous improvement. To support our inclusion and diversity efforts, we have Chief Diversity Officers at our businesses. Additionally, we have several Employee Resource Groups which have added value to our colleagues and businesses by helping to engage and develop diverse talent for nearly 30 years. These groups accelerate development through mentoring, learning, networking, organizing outreach and service activities; they address challenges that are important to their members and the Company; and they support our goals to build a diverse talent pipeline.

At December 31, 2023, General Electric Company and consolidated affiliates employed approximately 125,000 people, of whom approximately 44,000 were employed in the United States.

At December 31, 2023, GE had approximately 4,880 union-represented manufacturing and service employees in the United States. The majority are covered by collective bargaining agreements that expire in 2025. GE’s relationship with employee-representative organizations outside the U.S. takes many forms, including in Europe where GE engages employees’ representatives’ bodies such as works councils (at both European level and locally) and trade unions in accordance with local law.

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

2023 FORM 10-K 5

ADDITIONAL INFORMATION ABOUT GE. General Electric’s address is 1 River Road, Schenectady, NY 12345-6999; we also maintain executive offices at One Financial Center, Suite 3700, Boston, MA 02210. GE’s Internet address at www.ge.com, Investor Relations website at www.ge.com/investor-relations and our corporate blog at www.gereports.com, as well as GE’s LinkedIn and other social media accounts, including @GE_Reports, contain a significant amount of information about GE, including financial and other information for investors. GE encourages investors to visit these websites from time to time, as information is updated and new information is posted. Additional information on non-financial matters, including our Sustainability Report, environmental and social matters, our integrity policies and our diversity reporting, is available at www.ge.com/sustainability and www.ge.com/about-us/diversity. All of such additional information referenced in this report (including the information contained in, or available through, other reports and websites) is provided as a convenience and is not incorporated by reference herein. Therefore, such information should not be considered part of this report.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A). The consolidated financial statements of General Electric Company are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Unless otherwise noted, tables are presented in U.S. dollars in millions. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Discussions throughout this MD&A are based on continuing operations unless otherwise noted. Results for the years ended December 31, 2023 versus 2022 are discussed within this report. Refer to the portions of our 2022 Form 10-K filed as Exhibit 99(a) with the Form 8-K on April 25, 2023 for discussions of results for the years ended December 31, 2022 versus 2021. The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

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

CONSOLIDATED RESULTS
SUMMARY OF 2023 RESULTS. Total revenues were $68.0 billion, up $9.9 billion for the year, driven by increases at all segments and Corporate.

Continuing earnings (loss) per share was $7.98. Excluding the results from our run-off Insurance operations, non-operating benefit costs, gains (losses) on purchases and sales of business interests, gains (losses) on equity securities, restructuring costs, separation costs and Russia and Ukraine charges, Adjusted earnings per share* was $2.81. For the year ended December 31, 2023, profit margin was 15.0% and profit was up $11.0 billion, primarily due to an increase in gains on retained and sold ownership interests of $5.7 billion, an increase in segment profit of $2.4 billion, an increase in non-operating benefit income of $1.2 billion, the nonrecurrence of the Steam asset sale impairment of $0.8 billion, the nonrecurrence of debt extinguishment costs of $0.5 billion, a decrease in interest and other financial charges of $0.3 billion, a decrease in Adjusted total corporate operating costs* of $0.1 billion, a decrease in restructuring costs of $0.1 billion and an increase in Insurance profit of $0.1 billion. These increases were partially offset by an increase in separation costs of $0.3 billion. Adjusted organic profit* increased $2.6 billion, driven primarily by increases at all segments and lower Adjusted total corporate operating costs*.

Cash flows from operating activities (CFOA) were $5.6 billion and $4.0 billion for the years ended December 31, 2023 and 2022, respectively. CFOA increased primarily due to an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets, non-cash (gains) losses related to our retained and sold ownership interests in GE HealthCare, AerCap and Baker Hughes and the nonrecurrence of non-operating debt extinguishment costs). Free cash flows* (FCF) were $5.2 billion and $3.1 billion for the years ended December 31, 2023 and 2022, respectively. FCF* increased primarily due to the same reasons as noted for CFOA above, after adjusting for an increase in separation cash expenditures, which are excluded from FCF*, partially offset by an increase in cash used for additions to property, plant and equipment and internal-use software. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

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

*Non-GAAP Financial Measure
2023 FORM 10-K 6

RPO	December 31, 2023	December 31, 2022	December 31, 2021
Equipment	$54,675	$44,198	$40,834
Services	212,558	194,198	185,786
Total RPO	$267,233	$238,396	$226,620

As of December 31, 2023, RPO increased $28.8 billion (12%) from December 31, 2022, primarily at Aerospace, from increases in both equipment and services; at Renewable Energy, from new orders at Grid and Onshore Wind; and at Power, driven by increases in Gas Power services and equipment and Power Conversion equipment.

REVENUES	2023	2022	2021
Equipment revenues	$26,793	$22,334	$25,096
Services revenues	37,772	32,808	28,272
Insurance revenues	3,389	2,957	3,101
Total revenues	$67,954	$58,100	$56,469

For the year ended December 31, 2023, total revenues increased $9.9 billion (17%). Equipment revenues increased, primarily at Renewable Energy, due to higher equipment revenue at Offshore Wind associated with the Haliade-X ramp up, as well as at Grid; at Aerospace, due to an increase in commercial install and spare engine unit shipments; and at Power, due to increases at Gas Power and Power Conversion. Services revenues increased, primarily at Aerospace, due to increased commercial spare part shipments, internal shop visit volume and higher prices; and at Power, due to growth in Gas Power, Steam and Power Conversion; partially offset by a decrease at Renewable Energy, due to a decrease in repower revenue.
Excluding the change in Insurance revenues, the net effects of acquisitions and dispositions and the effects of a weaker U.S. dollar, organic revenues* increased $9.2 billion (17%), with equipment revenues up $4.3 billion (19%) and services revenues up $4.8 billion (15%). Organic revenues* increased at Aerospace, Renewable Energy and Power.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE
(Per-share in dollars and diluted)	2023	2022	2021
Continuing earnings (loss) attributable to GE common shareholders	$8,772	$(1,100)	$(5,058)
Continuing earnings (loss) per share	$7.98	$(1.00)	$(4.62)

For the year ended December 31, 2023, continuing earnings increased $9.9 billion, primarily due to an increase in gains on retained and sold ownership interests of $5.7 billion, an increase in segment profit of $2.4 billion, an increase in non-operating benefit income of $1.2 billion, the nonrecurrence of the Steam asset sale impairment of $0.8 billion, the nonrecurrence of debt extinguishment costs of $0.5 billion, a decrease in interest and other financial charges of $0.3 billion, a decrease in Adjusted Corporate operating costs* of $0.1 billion, a decrease in restructuring costs of $0.1 billion and an increase in Insurance profit of $0.1 billion. These increases were partially offset by an increase in provision for income taxes of $1.1 billion and an increase in separation costs of $0.3 billion. Adjusted earnings* were $3.1 billion, an increase of $2.2 billion. Profit margin was 15.0%, an increase from (1.4)%. Adjusted profit* was $5.7 billion, an increase of $2.6 billion organically*, due to increases at Aerospace, Renewable Energy and Power. Adjusted profit margin* was 8.8%, an increase of 310 basis points organically*.

We continue to experience inflation pressure in our supply chain, as well as delays in sourcing key materials needed for our products and skilled labor shortages. This has delayed our ability to convert RPO to revenue and negatively impacted our profit margins. While we expect the impact of inflation to continue to be challenging, we have taken and continue to take actions to limit this pressure, including lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. Also, because we operate in many countries around the world, we are subject to complex global geopolitical forces. Due to an expansion of U.S. sanctions related to the ongoing Russia and Ukraine conflict, we recorded a charge of $0.2 billion in the year ended December 31, 2023, primarily related to our Power segment, and as a result our remaining net asset exposure to Russia is not material.

SEGMENT OPERATIONS. Segment revenues include sales of equipment and services by our segments. Segment profit is determined based on performance measures used by our Chief Operating Decision Maker (CODM), who is our Chief Executive Officer (CEO), to assess the performance of each business in a given period. In connection with that assessment, the CEO may exclude matters, such as charges for impairments, significant, higher-cost restructuring programs, costs associated with separation activities, manufacturing footprint rationalization and other similar expenses, acquisition costs and other related charges, certain gains and losses from acquisitions or dispositions and certain litigation settlements. See the Corporate section for further information about costs excluded from segment profit. Segment profit excludes results reported as discontinued operations and the portion of earnings or loss attributable to noncontrolling interests of consolidated subsidiaries, and as such only includes the portion of earnings or loss attributable to our share of the consolidated earnings or loss of consolidated subsidiaries. Certain corporate costs, including those related to shared services, employee benefits, and information technology, are allocated to our segments based on usage or their relative net cost of operations.

2023 FORM 10-K 7

SUMMARY OF REPORTABLE SEGMENTS	2023	2022	2021
Aerospace	$31,770	$26,050	$21,310
Renewable Energy	15,050	12,977	15,697
Power	17,731	16,262	16,903
Total segment revenues	64,551	55,289	53,910
Corporate	3,403	2,812	2,559
Total revenues	$67,954	$58,100	$56,469

Aerospace	$6,115	$4,775	$2,882
Renewable Energy	(1,437)	(2,240)	(795)
Power	1,449	1,217	726
Total segment profit (loss)	6,126	3,751	2,812
Corporate(a)	3,785	(2,875)	1,158
Interest and other financial charges	(1,073)	(1,423)	(1,727)
Debt extinguishment costs	—	(465)	(6,524)
Non-operating benefit income (cost)	1,585	409	(1,136)
Benefit (provision) for income taxes	(1,357)	(210)	595
Preferred stock dividends	(295)	(289)	(237)
Earnings (loss) from continuing operations attributable to GE common shareholders	8,772	(1,100)	(5,058)
Earnings (loss) from discontinued operations attributable to GE common shareholders	414	1,151	(1,515)
Net earnings (loss) attributable to GE common shareholders	$9,186	$51	$(6,573)
(a) Includes interest and other financial charges of $45 million, $54 million and $63 million; and benefit for income taxes of $195 million, $213 million and $162 million related to Energy Financial Services (EFS) within Corporate for the years ended December 31, 2023, 2022, and 2021 respectively.

GE AEROSPACE. Aerospace designs and produces commercial and defense aircraft engines, integrated engine components, electric power and mechanical aircraft systems. We also provide aftermarket services to support our products.

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
Defense – manufactures jet engines for defense airframes. Our defense engines power a wide variety of defense aircraft including fighters, bombers, tankers, helicopters and surveillance aircraft, as well as marine applications. We provide maintenance, component repair and overhaul services, including sales of spare parts.
Systems & Other – provides avionics systems, aviation electric power systems, turboprop engines, engine gear and transmission components and services for commercial and defense businesses. Additionally, we provide a wide variety of products and services including additive machines, additive materials (including metal powders), and additive engineering services.

Competition & Regulation. The global businesses for aircraft jet engines, maintenance, component repair and overhaul services (including spare part sales) are highly competitive. Both domestic and international sales are important to the growth and success of the business. Product development cycles are long and product quality and efficiency are critical to success. Research and development expenditures are important in this business, as are focused intellectual property strategies and protection of key aircraft engine design, manufacture, repair and product upgrade technologies. In addition, we are subject to market and regulatory dynamics related to decarbonization which will require a combination of technological innovation in the fuel efficiency of engines, expanding the use of sustainable aviation fuels and the development of electric flight and hydrogen-based aviation technologies. Aircraft engine and systems orders tend to follow civil air travel demand and defense procurement cycles.

Our products, services and activities are subject to a number of global regulators such as the U.S. Federal Aviation Administration (FAA), European Union Aviation Safety Agency (EASA), Civil Aviation Administration of China (CAAC) and other regulatory bodies.

Significant Trends & Developments. Our results in 2023 reflect robust demand for commercial air travel and continued strength in services, which represents over 70% of Aerospace’s revenue this year. A key underlying driver of our commercial engine and services business is global commercial departures, which grew high-teens during 2023 compared to 2022. The air traffic growth trends vary by region given economic conditions, airline competition and government regulations. Consistent with industry projections, we estimate departures growth to decelerate to mid-single digits in 2024. We are in frequent dialogue with our airline, airframe, and maintenance, repair and overhaul customers about the outlook for commercial air travel, new aircraft production, fleet retirements, and after-market services, including shop visit and spare parts demand.

2023 FORM 10-K 8

As it relates to the defense environment, we continue to forecast strong demand creating future growth opportunities for our Defense business. The U.S. Department of Defense and foreign governments have continued flight operations and have allocated budgets to upgrade and modernize their existing fleets, including support for next generation large-combat engine architecture such as Aerospace’s XA100 program. In October 2023, Aerospace achieved a significant milestone with the U.S. Army's acceptance of the first two T901 flight test engines that will power the Future Attack Reconnaissance Aircraft prototypes.

We increased our Commercial engine sales this year compared to prior year, however, Defense engine sales decreased compared to prior year. Global material availability, supplier delivery performance and skilled labor shortages continue to cause disruptions for our suppliers and for us, and have impacted our production and delivery. We continue to partner with our customers on future production rates. Aerospace is proactively managing the impact of inflationary pressure by deploying lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. We expect the impact of inflation will continue, and we are taking actions to mitigate the impact.

Total engineering, comprising company, customer and partner-funded and nonrecurring engineering costs, increased compared to the prior year. We remain committed to investing in developing and maturing technologies that enable a more sustainable future of flight.
Notably, CFM’s Revolutionary Innovation for Sustainable Engines (RISE) program represents our single largest efficiency step change, aiming to reduce fuel consumption and CO2 emissions by at least 20% compared to today’s most efficient engines. In December 2023, NASA selected Aerospace for phase two of the Hybrid Thermally Efficient Core program, which will significantly enhance fuel efficiency and reduce emissions for the next-generation of commercial aircraft engines.

We continue to take actions to serve our customers as demand in the global airline industry increases. Aerospace has a deep history of innovation and technology leadership. Our commercial and defense engine installed base, including units produced by joint ventures, of approximately 70,000 units, with approximately 12,600 units under long-term service agreements, supports recurring, profitable services growth for the future. We believe these strong fundamentals position Aerospace to generate long-term profitable growth and higher cash flow over time.

Sales in units, except where noted	2023	2022	2021
Commercial Engines(a)	2,075	1,663	1,487
LEAP Engines(b)	1,570	1,136	845
Defense Engines	556	632	553
Spare Parts Rate(c)	$36.1	$26.9	$17.8
(a) Commercial Engines now includes Business Aviation and Aeroderivative units for all periods presented.
(b) LEAP engines are subsets of commercial engines.
(c) Commercial externally shipped spare parts and spare parts used in time and material shop visits in millions of dollars per day.

RPO	December 31, 2023	December 31, 2022	December 31, 2021
Equipment	$16,247	$13,748	$11,139
Services	137,611	121,511	114,133
Total RPO	$153,858	$135,260	$125,272

RPO as of December 31, 2023 increased $18.6 billion (14%) from December 31, 2022, due to increases in both equipment and services. Equipment increased primarily due to an increase in both Commercial and Defense equipment orders since December 31, 2022. Services increased primarily due to contract modifications and as a result of engines contracted under long-term service agreements that have now been put into service.

SEGMENT REVENUES AND PROFIT	2023	2022	2021
Commercial Engines and Services	$23,684	$18,665	$14,360
Defense	4,714	4,410	4,136
Systems & Other	3,372	2,975	2,814
Total segment revenues	$31,770	$26,050	$21,310

Equipment	$9,319	$7,842	$7,531
Services	22,451	18,207	13,780
Total segment revenues	$31,770	$26,050	$21,310

Segment profit	$6,115	$4,775	$2,882
Segment profit margin	19.2%	18.3%	13.5%

*Non-GAAP Financial Measure
2023 FORM 10-K 9

For the year ended December 31, 2023, segment revenues were up $5.7 billion (22%) and segment profit was up $1.3 billion (28%).
Revenues increased $5.7 billion (22%) organically*. Commercial Services revenues increased, primarily due to increased commercial spare part shipments, higher internal shop visit volume, heavier work scopes and higher prices. Commercial Engines revenue increased, from 412 more commercial install and spare engine unit shipments, including 434 more LEAP units compared to the prior year. Defense revenues increased, primarily due to product mix and growth in development contract revenue, partially offset by 76 fewer engine shipments than the prior year.
Profit increased $1.2 billion (25%) organically*, primarily due to benefits from increased commercial spare part shipments, higher internal shop visit volume, heavier work scopes and higher prices. These increases in profit were partially offset by additional growth investment, inflation in our supply chain and product mix.

RENEWABLE ENERGY – will be part of GE Vernova. We benefit from one of the broadest portfolios in the industry that uniquely positions us to lead the energy transition while building on advanced technologies that grow renewable energy generation, lower the cost of electricity and modernize the grid. Our portfolio of business units includes onshore and offshore wind, blade manufacturing, grid solutions, hydro, battery storage, hybrid renewables and digital services offerings.

Onshore Wind – delivers wind turbines, technology and services for the onshore wind power industry by focusing on work-horse products in select locations, while continuing to innovate the technology to create wind turbines suitable for various markets and environmental conditions. Wind Services assist customers in improving cost, capacity and performance of their assets over the lifetime of their fleets, utilizing digital infrastructure to monitor, predict and optimize wind farm energy performance. Our Onshore Wind business supports a turbine installed base of over 55,000 units, of which slightly fewer than half are under service agreements.
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
Hydro, Offshore Wind and Hybrid Solutions – Hydro provides a portfolio of solutions and services for hydropower generation for both large hydropower plants and small hydropower solutions. Offshore Wind provides wind power technologies and wind farm development. Hybrid Solutions provides integration of renewable energies that drive stability to the grid and integrates storage and renewable energy generation sources.

Competition & Regulation. While many factors, including government incentives, specific market rules, and permitting regulations and challenges affect how renewable energy can deliver outcomes for customers in a given region, renewable energy has become competitive with fossil fuels in terms of levelized cost of electricity. We continue to invest in improving the durability of our wind turbine products, fleet availability and project execution. We have an increased focus on project selectivity and reducing the number of product variants. Additionally, we continue to explore ways to further improve the efficiency and flexibility of our hydropower technology with new innovative turbine designs and digital solutions. The power grid, which was designed historically for one-way flow of electricity from centralized plants, must be augmented to accommodate two-way flows from a highly distributed network of generation and storage solutions. As industry models continue to evolve, our digital strategy and investments in technical innovation will position us to add value for customers looking for clean, renewable energy.

Significant Trends & Developments. During the year ended December 31, 2023, the segment experienced higher orders and revenue from increased demand at Grid, Onshore Wind projects in the U.S. and higher revenue at Offshore Wind. Grid Solutions signed a significant agreement to supply its two-gigawatt HVDC systems to connect wind farms in the North Sea to the Netherlands and Germany. The Inflation Reduction Act of 2022 (IRA) introduced new and extended existing tax incentives for at least 10 years. It has resolved recent U.S. policy uncertainty that resulted in project delays and deferral of customer investments in Onshore Wind and increased near- and longer-term demand in the U.S. for onshore and offshore wind projects. Included in our RPO of $42.8 billion at December 31, 2023 are service agreements on approximately 24,000 of our onshore wind turbines, from an installed base of over 55,000 units. New product introductions, such as our 3 MW, 5 MW and 6 MW Onshore units, and our 12-14 MW Haliade-X Offshore units, account for more than half of our RPO in Onshore and Offshore Wind. As of December 31, 2023, the first 13 MW Haliade-X units have achieved first power. Finally, our Grid business is positioned to support grid expansion and modernization needs.

At Onshore Wind, we continue to focus on improving our overall quality and fleet availability. We are reducing product variants and deploying repairs and other corrective measures across the fleet. Concurrently, we intend to operate in fewer geographies and focus on those markets that align better with our products and manufacturing footprint. We are realizing the favorable impact of the IRA through a reduction in product costs as qualifying turbines manufactured in the U.S. in 2023 are delivered. More than two-thirds of Onshore Wind’s equipment RPO is associated with U.S. projects where we expect to receive additional IRA benefits as incremental qualifying turbines are delivered. Finally, we are continuing our restructuring program to reduce our operating costs and are seeing the benefits both operationally and financially.

The Offshore Wind industry, where we expect global growth through the coming decades, currently faces challenges as companies attempt to increase output and reduce cost. In our Offshore Wind business, we continue to experience pressure related to our product and project cost estimates. Although we are deploying countermeasures to combat these pressures and are committed to driving productivity and cost improvement for our new larger turbines, changes in execution timelines or other adverse developments likely could have an adverse effect on our cash collection timelines and contract profitability, and could result in further losses beyond the amounts that we currently estimate.
*Non-GAAP Financial Measure
2023 FORM 10-K 10

Our Grid Solutions business is positioned to support grid expansion and modernization needs globally. We secured a position in the rapidly growing offshore interconnection market with new products and technology supporting a 2 GW High Voltage Direct Current (HVDC) solution standard and are developing new technology, such as Grid-forming Static Synchronous Compensators and eco-friendly SF6-free switchgears, that solves for a denser, more resilient, stable and efficient electric grid; a grid with lower future greenhouse gas emissions. We also benefited from higher growth in orders from other transmission and grid automation related products within our Grid Solutions business.

Sales in units, except where noted	2023	2022	2021
Wind Turbines	2,225	2,190	3,590
Wind Turbine Gigawatts	8.5	7.5	11.7
Repower units	179	580	561

RPO	December 31, 2023	December 31, 2022	December 31, 2021
Equipment	$27,703	$20,142	$18,639
Services	15,082	14,799	14,652
Total RPO	$42,785	$34,941	$33,291

RPO as of December 31, 2023 increased $7.8 billion (22%) from December 31, 2022 primarily from several new HVDC projects at Grid and increases at Onshore Wind driven by a large order in the U.S., partially offset by a decrease in the Onshore Wind international market as revenues recognized outpaced new orders as we decrease the number of geographies we operate in, and a decrease at Offshore Wind where revenues outpaced new orders, as well as an order received during the second quarter and cancelled during the fourth quarter. RPO as of December 31, 2022 increased $1.6 billion (5%) from December 31, 2021 primarily from new orders at Grid and Hydro exceeding sales, partially offset by the approximately $1.3 billion impact from a stronger U.S. dollar and revenue exceeding new orders at Offshore Wind.

SEGMENT REVENUES AND PROFIT	2023	2022	2021
Onshore Wind	$8,369	$8,373	$11,026
Grid Solutions equipment and services	3,851	3,086	3,207
Hydro, Offshore Wind and Hybrid Solutions	2,830	1,518	1,464
Total segment revenues	$15,050	$12,977	$15,697

Equipment	$12,625	$10,191	$13,224
Services	2,425	2,785	2,473
Total segment revenues	$15,050	$12,977	$15,697

Segment profit (loss)	$(1,437)	$(2,240)	$(795)
Segment profit margin	(9.5)%	(17.3)%	(5.1)%

For the year ended December 31, 2023, segment revenues were up $2.1 billion (16%) and segment losses were down $0.8 billion (36%).
Revenues increased $2.1 billion (17%) organically*, primarily from higher equipment revenue at Offshore Wind associated with the Haliade-X ramp up, increases at Grid in equipment and services and increases at Onshore Wind equipment in North America. These increases were partially offset by a decrease in repower revenue driven by a reduction in volume.
Segment losses decreased $1.0 billion (45%) organically*, primarily attributable to the improved performance at Onshore Wind through improved pricing and the impact of cost reduction activities, the nonrecurrence of prior year warranty and related charges of $0.5 billion and benefits arising from the IRA on product cost of $0.2 billion. Additionally, Grid profit increased due to higher revenue, improved pricing and the impact of cost reduction activities. These benefits were partially offset by higher losses at Offshore Wind associated with Haliade-X ramp up where project losses increased by $0.4 billion.

POWER – will be part of GE Vernova. Power serves power generation, industrial, government and other customers worldwide with products and services related to energy production. Our products and technologies harness resources such as natural gas, fossil, oil, diesel and nuclear to produce electric power and include gas and steam turbines, full balance of plant, upgrade and service solutions, as well as data-leveraging software.
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

*Non-GAAP Financial Measure
2023 FORM 10-K 11

Competition & Regulation. Worldwide competition for power generation products and services is intense. Demand for power generation is global, and as a result, is sensitive to the economic and political environments of each country in which we do business. Our products and services sold to end customers are often subject to many regulatory requirements and performance standards under different federal, state, foreign and energy industry standards. In addition, we are subject to market and other dynamics related to decarbonization, where it will remain important to lower greenhouse gas emissions for decades to come, which will likely depend in part on technologies that are not yet deployed or widely adopted today but may become more important over time (such as hydrogen-based power generation, carbon capture and sequestration technologies or small modular reactors or other advanced nuclear power).

Significant Trends & Developments. During the year ended December 31, 2023, GE gas turbine utilization was up low single digits, with strength in the U.S. partially offset by lower utilization in Europe due to nuclear and hydro recoveries as well as renewables growth. Global electricity demand was down low single digits for the year due to milder temperatures in the U.S. and the continued effects of energy saving policies in Europe. As we continue to work in emerging markets, there could be uncertainty in the timing of deal closures due to financing and other complexities. Power has proactively managed the impact of inflationary pressure by deploying lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. Given the long-cycle nature of the business, we expect the impact of inflation will continue to be challenging and we will continue to take actions to manage.

Although market factors related to the energy transition, such as greater renewable energy penetration and the adoption of climate change-related policies continue to evolve, we expect the gas power market to remain stable over the next decade with gas power generation continuing to grow low single digits. We believe gas power will play a critical role in the energy transition by providing a critical foundation of dispatchable, flexible power and system inertia from which the energy transition can build upon. We remain focused on our underwriting discipline and risk management to ensure we are securing deals that meet our financial hurdles, where we have high confidence in delivering for our customers.

In the first quarter of 2022, we signed a non-binding memorandum of understanding for GE Steam Power to sell a part of its nuclear activities to Électricité de France S.A. (EDF), which resulted in a reclassification of that business to held for sale. In the fourth quarter of 2022, we signed a binding agreement to sell a portion of our Steam business to EDF. We are working with EDF to complete the sale as soon as possible, subject to regulatory approvals and other closing conditions. In the second quarter of 2023, our Gas Power business acquired Nexus Controls, a business specializing in aftermarket control system upgrades and controls field services that is expected to strengthen our quality, service, and delivery of our customers' assets.

We continue to invest in new product development. In Nuclear, we have signed an agreement with a customer for the deployment of small modular nuclear reactor technology, the first commercial contract in North America, with the potential to enable reductions in nuclear power plant costs and cycle times. In Gas Power, we continue to invest for the long-term, including multiple decarbonization pathways that will provide customers with cleaner, more reliable power. Our fundamentals remain strong with approximately $71.7 billion in RPO and a gas turbine installed base of approximately 7,000 units and approximately 1,700 units under long-term service agreements with an average remaining contract life of 10 years. This includes 22 HA-Turbines in RPO and 92 HA-Turbines in the installed base with over two million operating hours.

Sales in units	2023	2022	2021
GE Gas Turbines	91	101	62
Heavy-Duty Gas Turbines(a)	58	53	43
HA-Turbines(b)	14	11	13
Aeroderivatives(a)	33	48	19
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines. (b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.

RPO	December 31, 2023	December 31, 2022	December 31, 2021
Equipment	$12,256	$11,561	$12,169
Services	59,462	57,420	56,569
Total RPO	$71,718	$68,981	$68,738
RPO as of December 31, 2023 increased $2.7 billion (4%) from December 31, 2022, primarily driven by increases in Gas Power services, Gas Power equipment and Power Conversion equipment, partially offset by decreases due to the impact of expanded sanctions on Gas Power contractual services in Russia.

SEGMENT REVENUES AND PROFIT	2023	2022	2021
Gas Power	$13,289	$12,072	$12,080
Steam Power	2,505	2,643	3,241
Power Conversion, Nuclear and other	1,936	1,547	1,582
Total segment revenues	$17,731	$16,262	$16,903

Equipment	$5,396	$4,737	$5,035
Services	12,335	11,526	11,868
Total segment revenues	$17,731	$16,262	$16,903

Segment profit (loss)	$1,449	$1,217	$726
Segment profit margin	8.2%	7.5%	4.3%
2023 FORM 10-K 12

For the year ended December 31, 2023, segment revenues were up $1.5 billion (9%) and segment profit was up $0.2 billion (19%).
Revenues increased $1.2 billion (7%) organically*, primarily due to an increase in Gas Power equipment from higher price and scope on Heavy-Duty Gas Turbines and scope on Aeroderivatives, increases in Gas Power and Steam services and increases in Power Conversion services and equipment, partially offset by a reduction in Steam Power equipment due to the ongoing exit of new build coal.
Profit increased $0.1 billion (10%) organically* primarily due to an increase in Gas Power services volume, price and productivity offsetting inflation.

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

Corporate includes the results of the GE Digital business, the majority of which will be part of GE Vernova, and our remaining financial services business, including our run-off Insurance operations (see Note 12 for further information).

REVENUES AND OPERATING PROFIT (COST)	2023	2022	2021
GE Digital revenues	$958	$882	$945
Insurance revenues (Note 12)	3,389	2,957	3,101
Eliminations and other	(944)	(1,028)	(1,487)
Total Corporate revenues	$3,403	$2,812	$2,559

Gains (losses) on retained and sold ownership interests (Note 19)	$5,778	$47	$1,649
Gains (losses) on other equity securities	(5)	29	272
Gains (losses) on purchases and sales of business interests	(9)	45	(56)
Restructuring and other charges (Note 20)	(679)	(806)	(380)
Separation costs (Note 20)	(978)	(715)	—
Steam asset sale impairment (Notes 6 and 7)	—	(824)	—
Russia and Ukraine charges	(190)	(263)	—
Insurance profit (loss) (Note 12)	332	205	798
Adjusted total Corporate operating costs (Non-GAAP)	(464)	(593)	(1,124)
Total Corporate operating profit (cost) (GAAP)	$3,785	$(2,875)	$1,158
Less: gains (losses), impairments, Insurance, and restructuring & other	4,249	(2,283)	2,282
Adjusted total Corporate operating costs (Non-GAAP)	$(464)	$(593)	$(1,124)

Functions & operations	$(503)	$(539)	$(802)
Environmental, health and safety (EHS) and other items	(28)	(94)	(302)
Eliminations	67	41	(20)
Adjusted total Corporate operating costs (Non-GAAP)	$(464)	$(593)	$(1,124)

Adjusted total corporate operating costs* excludes gains (losses) on purchases and sales of business interests, significant, higher-cost restructuring programs, separation costs, gains (losses) on equity securities, impairments, Russia and Ukraine charges and our run-off Insurance operations profit. We believe that adjusting corporate costs to exclude the effects of items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

For the year ended December 31, 2023, revenues increased by $0.6 billion due to higher revenue in our run-off Insurance operations, higher revenue in our Digital business and lower intersegment eliminations. Corporate operating profit increased by $6.7 billion due to $5.7 billion of higher gains on retained and sold ownership interests, primarily related to our AerCap and GE HealthCare investments, partially offset by the nonrecurrence of prior year gains on our Baker Hughes investment. Corporate operating profit also increased as the result of the nonrecurrence of a $0.8 billion non-cash impairment charge related to property, plant and equipment and intangible assets as a result of the reclassification of a portion of our Steam Power business to held for sale in the first quarter of 2022 (see Notes 6 and 7). Corporate operating profit also increased due to $0.1 billion of lower charges from contracts and recoverability of assets in connection with the conflict between Russia and Ukraine and resulting sanctions, primarily related to our Aerospace and Power businesses. In addition, Corporate operating profit increased as the result of $0.1 billion of lower restructuring and other charges and $0.1 billion of higher operating profit in our run-off Insurance operations. These increases were partially offset by $0.3 billion of higher separation costs.
Adjusted total corporate operating costs* decreased by $0.1 billion primarily driven by favorability from higher bank interest, improved performance in our Digital business and EFS, and a reduction in our core functional costs. These decreases were partially offset by higher EHS costs.

*Non-GAAP Financial Measure
2023 FORM 10-K 13

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

INTEREST AND OTHER FINANCIAL CHARGES were $1.1 billion, $1.5 billion and $1.8 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease was primarily due to lower average borrowings balances, partially offset by a lower allocation of interest expense to discontinued operations. Inclusive of interest expense in discontinued operations, total interest and other financial charges were $1.1 billion, $1.7 billion and $2.5 billion for the years ended December 31, 2023, 2022 and 2021, respectively. The primary components of interest and other financial charges are interest on short- and long-term borrowings.

DEBT EXTINGUISHMENT COSTS were zero, $0.5 billion and $6.5 billion for the years ended December 31, 2023, 2022 and
2021, respectively. No debt tender was executed during 2023.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for information about our pension and retiree benefit plans.

INCOME TAXES	2023	2022	2021
Effective tax rate (ETR)	11.4%	0.4%	13.3%
Provision (benefit) for income taxes	$1,162	$(3)	$(757)
Cash income taxes paid(a)	$994	$1,128	$1,330
(a) Included taxes paid related to discontinued operations.

For the year ended December 31, 2023, the income tax rate was 11.4% compared to 0.4% for the year ended December 31, 2022. The tax rate for 2023 reflects a tax provision on pre-tax income while the tax rate for 2022 reflects a tax benefit on a pre-tax loss.

The provision (benefit) for income taxes was $1.2 billion and an insignificant benefit for the years ended December 31, 2023 and 2022, respectively. The increase in tax was primarily due to the tax effect of the increase in pre-tax income ($1.1 billion) excluding gains and losses on our retained and sold ownership interests and a decrease in favorable audit resolutions ($0.1 billion). There was an insignificant tax on the net gains in GE HealthCare, AerCap and Baker Hughes equity in both periods because of tax-free disposition of GE HealthCare shares and because of available capital losses.

For the year ended December 31, 2023, the adjusted income tax rate* was 24.5% compared to 25.4% for the year ended December 31, 2022. The adjusted provision (benefit) for income taxes* was $1.1 billion in 2023 and $0.4 billion in 2022. The increase in tax was primarily due to the tax effect of the increase in adjusted earnings before taxes* and a decrease in favorable audit resolutions.

The rate of tax on non-U.S. operations is increased because we have losses in foreign jurisdictions where it is not likely that such losses can be utilized and therefore no tax benefit is provided for those losses. Non-U.S. losses also limit our ability to claim U.S. foreign tax credits on certain operations, further increasing the rate of tax on non-U.S. operations. In addition, as part of the Tax Cuts and Jobs Act of 2017 (U.S. tax reform), the U.S. enacted a minimum tax on foreign earnings (global intangible low taxed income). We have tangible assets outside the U.S. and pay significant foreign taxes which substantially reduce the U.S. liability on these earnings. Overall, these factors increase the rate of tax on our non-U.S. operations.

Absent the effect of non-U.S. losses without a tax benefit and additional U.S. tax on global income, non-U.S. operations generally produce a tax benefit as certain non-U.S. income is subject to local country tax rates that are below the U.S. statutory tax rate.

The rate of tax on our profitable non-U.S. earnings is below the U.S. statutory tax rate because we have significant business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate and because GE funds certain non-U.S. operations through foreign companies that are subject to low foreign taxes. Most of these earnings have been reinvested in active non-U.S. business operations. Given U.S. tax reform, substantially all of our net prior unrepatriated earnings were subject to U.S. tax and accordingly we generally expect to have the ability to repatriate available non-U.S. cash without additional U.S. federal tax cost and any foreign withholding taxes on a repatriation to the U.S. would potentially be partially offset by a U.S. foreign tax credit. We reassess reinvestment of earnings on an ongoing basis. In 2023 and 2022, in connection with the execution of the Company’s plans to prepare for the spin-offs of GE Vernova and GE HealthCare, we incurred an insignificant amount and $0.1 billion of tax, respectively, due to repatriation of previously reinvested earnings.

A substantial portion of the benefit for lower-taxed non-U.S. earnings related to business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate is derived from our Aerospace operations located in Singapore where the earnings are primarily taxed at a rate of 8.5% and 8.0% in prior periods and our Power operations located in Switzerland where the earnings are taxed at a rate between 16.3% and 18.6%.

*Non-GAAP Financial Measure
2023 FORM 10-K 14

(BENEFIT)/EXPENSE FROM GLOBAL OPERATIONS	2023	2022	2021
Foreign tax rate difference on non-U.S. earnings	$(127)	$(95)	$130
Audit resolutions	(29)	(26)	(83)
Non-U.S. losses without tax benefit and other	618	421	107
Total (benefit)/expense	$462	$300	$154

For the year ended December 31, 2023, the increase in expense from global operations compared to 2022 reflects higher U.S. taxes on global activities slightly offset by higher income in lower taxed jurisdictions.

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

	GE funded			Customer and Partner funded(b)			Total R&D
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Aerospace	$1,006	$806	$664	$1,309	$1,160	$972	$2,314	$1,965	$1,637
Renewable Energy	414	519	546	21	22	15	435	540	561
Power	319	299	294	110	83	34	429	383	329
Corporate(a)	168	163	177	156	135	134	324	297	311
Total	$1,907	$1,786	$1,682	$1,595	$1,400	$1,156	$3,503	$3,186	$2,837
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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flows* from our operating businesses, cash generated from asset sales and dispositions, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of Aerospace-related customer allowances, market conditions and our ability to execute dispositions. Total cash, cash equivalents and restricted cash was $17.0 billion at December 31, 2023, of which $2.8 billion was held in the U.S. and $14.2 billion was held outside the U.S.

Cash held in non-U.S. entities has generally been reinvested in active foreign business operations; however, substantially all of our unrepatriated earnings were subject to U.S. federal tax and, if there is a change in reinvestment, we would expect to be able to repatriate available cash (excluding amounts held in countries with currency controls) without additional federal tax cost. Any foreign withholding tax on a repatriation to the U.S. may be at least partially offset by a U.S. foreign tax credit. With regards to the separation of GE HealthCare in January 2023 and the planned separation of GE Aerospace and GE Vernova into independent companies, the planning for and execution of the separations has impacted and is expected to continue to impact indefinite reinvestment. The impact of such changes will be recorded when there is a specific change in ability and intent to reinvest earnings.

Cash, cash equivalents and restricted cash at December 31, 2023 included $1.7 billion of cash held in countries with currency control restrictions (including a total of $0.1 billion in Russia and Ukraine) and $0.4 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised funds restricted in connection with certain ongoing litigation matters. Excluded from cash, cash equivalents and restricted cash was $0.8 billion of cash in our run-off Insurance operations, which was classified as All other assets in the Statement of Financial Position.
*Non-GAAP Financial Measure
2023 FORM 10-K 15

In 2023, we received proceeds of $6.6 billion and completed monetization of our AerCap shares. During the first quarter of 2023, we received proceeds of $0.2 billion and completed monetization of our Baker Hughes position. As part of the spin-off of GE HealthCare completed in the first quarter of 2023, we retained an approximately 19.9% stake of GE HealthCare common stock. During the second quarter of 2023, we received total proceeds of $2.2 billion from the disposition of 28.8 million shares of GE HealthCare. We intend to exit our remaining stake in GE HealthCare over time, in an orderly manner. See Notes 3 and 19 for further information.

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

On March 6, 2022, the Board of Directors authorized the repurchase of up to $3 billion of our common stock. In connection with this authorization, we repurchased 10.6 million shares for $1.1 billion during 2023. Additionally, during 2023, we redeemed our outstanding shares of GE preferred stock for $5.8 billion.

BORROWINGS. Consolidated total borrowings were $21.0 billion and $24.1 billion at December 31, 2023 and December 31, 2022, respectively, a decrease of $3.1 billion. The reduction in borrowings was driven by $3.4 billion of net maturities and repayments of debt.

We have in place committed revolving credit facilities totaling $13.5 billion at December 31, 2023, comprising a $10.0 billion unused back-up revolving syndicated credit facility and a total of $3.5 billion of bilateral revolving credit facilities.

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

	Moody's	S&P	Fitch
Outlook	Stable	Stable	Stable
Short term	P-2	A-2	F2
Long term	Baa1	BBB+	BBB

We are disclosing our credit ratings and any current quarter updates to these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to liquidity. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. In connection with the planned spin-off of GE Vernova, rating agencies are reviewing ratings for both GE Vernova and GE Aerospace. For a description of some of the potential consequences of a reduction in our credit ratings, see the Financial Risks section of Risk Factors.

Substantially all of the Company's debt agreements in place at December 31, 2023 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility and certain of our bilateral revolving credit facilities contain a customary net debt-to-EBITDA financial covenant, which we satisfied at December 31, 2023.

The Company may from time to time enter into agreements that contain minimum ratings requirements. The following table provides a summary of the maximum estimated liquidity impact in the event of further downgrades below each stated ratings level.

Triggers Below	December 31, 2023
BBB+/A-2/P-2	$—
BBB/A-3/P-3	95
BBB-	1,094
BB+ and below	581
Our most significant contractual ratings requirements are related to ordinary course commercial activities. The timing within the quarter of the potential liquidity impact of these areas may differ, as can the remedies to resolving any potential breaches of required ratings levels.

FOREIGN EXCHANGE AND INTEREST RATE RISK. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Chinese renminbi, the British pound sterling and the Indian rupee, among others. The effects of foreign currency fluctuations on earnings were $0.2 billion, $0.1 billion and 0.1 billion for the years ended December 31, 2023 and 2022 and 2021, respectively. See Note 22 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

Exchange rate and interest rate risks are managed with a variety of techniques, including selective use of derivatives. We apply policies to manage each of these risks, including prohibitions on speculative activities. It is our policy to minimize currency exposures and to conduct operations either within functional currencies or using the protection of hedge strategies. To assess exposure to interest rate risk, we apply a +/- 100 basis points change in interest rates and keep that in place for the next 12 months. To assess exposure to currency risk of assets and liabilities denominated in other than their functional currencies, we evaluated the effect of a 10% shift in exchange rates against the U.S. dollar (USD). The analyses indicated that our 2023 consolidated net earnings would decline by $0.1 and $0.2 billion for interest rate risk and for foreign exchange risk, respectively.
2023 FORM 10-K 16

LIBOR REFORM. The publication of the most commonly used USD LIBOR representative rates ceased on June 30, 2023. We evaluated the financial impact in accordance with Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and the overall impact to our financial statements is immaterial.

STATEMENT OF CASH FLOWS
CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from equipment or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities, and postretirement plans. GE measures itself on a free cash flows* basis. This metric includes CFOA plus investments in property, plant and equipment and additions to internal-use software; this metric excludes any cash received from dispositions of property, plant and equipment. We believe that investors may also find it useful to compare free cash flows* performance without the effects of cash flows for taxes related to business sales, operating activities related to our run-off Insurance operations, separation cash expenditures and Corporate restructuring cash expenditures (associated with the separation-related program announced in October 2022). We believe this measure will better allow management and investors to evaluate the capacity of our operations to generate free cash flows*.

CFOA (GAAP) AND FREE CASH FLOWS (FCF) BY SEGMENT (NON-GAAP)
For the year ended December 31, 2023	Aerospace	Renewable Energy	Power	Corporate	Total
CFOA (GAAP)	$6,494	$(1,064)	$2,400	$(2,261)	$5,570
Less: Insurance CFOA	—	—	—	191	191
CFOA excl. Insurance (Non-GAAP)	$6,494	$(1,064)	$2,400	$(2,452)	$5,378
Add: gross additions to property, plant and equipment and internal use software	(830)	(392)	(351)	(24)	(1,595)
Less: separation cash expenditures	—	—	—	(1,060)	(1,060)
Less: Corporate restructuring cash expenditures	—	—	—	(177)	(177)
Less: taxes related to business sales	—	—	—	(130)	(130)
Free cash flows (Non-GAAP)(a)	$5,664	$(1,455)	$2,049	$(1,108)	$5,150
(a) Renewable Energy segment free cash flows included $215 million of benefits arising from the IRA and $252 million due to the deferral of tax payments associated with certain customer down payments, both of which were offset at Corporate and had no consolidated impact. The deferred tax amount expected to be paid to Corporate by Renewable Energy prior to the GE Vernova spin-off. Additionally, during the fourth quarter of 2023, Renewable Energy, Power and Corporate made prepayments of $473 million, $185 million and $76 million, respectively, related to supply chain finance programs. See Note 11 for further information.

For the year ended December 31, 2022
CFOA (GAAP)	$5,514	$(1,759)	$2,078	$(1,790)	$4,043
Less: Insurance CFOA	—	—	—	136	136
CFOA excl. Insurance (Non-GAAP)	$5,514	$(1,759)	$2,078	$(1,926)	$3,907
Add: gross additions to property, plant and equipment and internal use software	(624)	(281)	(228)	(41)	(1,174)
Less: separation cash expenditures	—	—	—	(158)	(158)
Less: Corporate restructuring cash expenditures	—	—	—	(38)	(38)
Less: taxes related to business sales	—	—	—	(129)	(129)
Free cash flows (Non-GAAP)	$4,890	$(2,040)	$1,850	$(1,642)	$3,059

Cash from operating activities was $5.6 billion in 2023, an increase of $1.5 billion compared to 2022, primarily due to: an increase in net income (after adjusting for depreciation of property plant and equipment, amortization of intangible assets, non-cash (gains) losses related to our retained and sold ownership interests in GE HealthCare, AerCap and Baker Hughes and the nonrecurrence of non-operating debt extinguishment costs) primarily in our Aerospace business. The components of All other operating activities were as follows:

Years ended December 31	2023	2022
Increase (decrease) in employee benefit liabilities	$823	$424
Increase (decrease) in Aerospace-related customer allowance accruals	(203)	47
Increase (decrease) in product warranty liabilities	93	230
Net restructuring and other charges/(cash expenditures)	52	169
Other	(48)	128
All other operating activities	$717	$998

*Non-GAAP Financial Measure
2023 FORM 10-K 17

The cash impacts from changes in working capital compared to prior year were as follows: current receivables of $1.9 billion, driven by higher collections partially offset by higher volume; inventories, including deferred inventory, of $0.4 billion, driven by higher liquidations partially offset by higher material purchases; current contract assets of $(0.4) billion, driven by higher revenue recognition on our long-term equipment contracts and other service agreements, partially offset by higher billings on our long-term service agreements and lower net favorable changes in estimated profitability; accounts payable and equipment project payables of $(2.5) billion, driven by higher disbursements, including prepayments of supply chain finance programs at Renewable Energy, Power and Corporate, partially offset by higher volume; and progress collections and current deferred income of $0.6 billion, driven by higher collections, including down payments on equipment orders at Renewable Energy in the fourth quarter of 2023, partially offset by higher liquidations.

Cash from investing activities was $6.9 billion in 2023, a decrease of $4.0 billion compared to 2022, primarily due to: lower cash received related to net settlements between our continuing operations and businesses in discontinued operations of $7.1 billion, which primarily related to GE HealthCare in connection with the spin-off in 2023 partially offset by the nonrecurrence of a capital contribution to Bank BPH in 2022 (both components of All other investing activities); the acquisition of Nexus Controls in our Power business of $0.3 billion in 2023; partially offset by an increase in proceeds of $4.3 billion from the disposition of our retained ownership interests in GE HealthCare, AerCap and Baker Hughes. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flows*, was $1.6 billion and $1.2 billion in 2023 and 2022, respectively.

Cash used for financing activities was $10.6 billion in 2023, a decrease of $3.1 billion compared to 2022, primarily due to: the nonrecurrence of cash paid to repurchase long-term debt of $6.9 billion including cash received of $0.3 billion related to debt extinguishment costs, excluding a non-cash debt basis adjustment of $(0.8) billion; net cash received on derivatives hedging foreign currency debt of $0.1 billion in 2023 compared to net cash paid of $0.6 billion in 2022 (a component of All other financing activities); lower net debt maturities of $0.5 billion; nonrecurrence of the settlement of Concept Laser GmbH's interest in an Aerospace technology joint venture of $0.2 billion (a component of All other financing activities); partially offset by higher cash paid for redemption of GE preferred stock of $5.7 billion.

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used for operating activities of discontinued operations was $(0.4) billion in 2023, a decrease of $2.3 billion compared with 2022, primarily driven by decrease in net income, higher disbursements related to purchases of materials in prior periods and higher separation costs related to our former GE HealthCare business partially offset by tax receipts from our trailing operations.

Cash used for investing activities of discontinued operations was $3.0 billion in 2023, a decrease of $5.7 billion compared with 2022, primarily driven by lower net settlements between our discontinued operations and businesses in continuing operations of $7.1 billion partially offset by the deconsolidation of GE HealthCare cash and equivalents of $1.8 billion.

Cash from financing activities of discontinued operations was $2.0 billion in 2023, a decrease of $6.1 billion compared with 2022, primarily driven by lower long-term debt issuances at GE HealthCare in connection with the spin-off of $6.3 billion.

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

Customers generally pay us based on the utilization of the asset (per hour of usage for example) or upon the occurrence of a major event within the contract such as an overhaul or major outage. As a result, a significant estimate in determining expected revenues of a contract is estimating how customers will utilize their assets over the term of the agreement. The estimate of utilization, which can change over the contract life, impacts both the amount of customer payments we expect to receive and our estimate of future contract costs. Customers’ asset utilization will influence the timing and extent of overhauls and other service events over the life of the contract. We generally use a combination of both historical utilization trends as well as forward-looking information such as market conditions and potential asset retirements in developing our revenue estimates.

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
2023 FORM 10-K 18

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

On December 31, 2023, our net long-term service agreements balance of $(2.1) billion represents approximately (1.0)% of our total estimated life of contract billings of $215.3 billion. Our contracts (on average) are approximately 19.5% complete based on costs incurred to date and our estimate of future costs. Revisions to our estimates of future billings or costs that increase or decrease total estimated contract profitability by one percentage point would increase or decrease the long-term service agreements balance by $0.4 billion. Billings collected on these contracts were $13.2 billion and $11.7 billion during the years ended December 31, 2023 and 2022, respectively. See Notes 1 and 8 for further information.

IMPAIRMENT OF GOODWILL AND OTHER IDENTIFIED INTANGIBLE ASSETS. Goodwill is subject to annual, or more frequent, if necessary, impairment testing. In the impairment test, the fair value is estimated utilizing a discounted cash flow approach utilizing cash flow forecasts, including strategic and annual operating plans, adjusted for terminal value assumptions, or a market approach, when available and appropriate, utilizing market observable pricing multiples of similar businesses and comparable transactions, or both. These impairment tests involve the use of accounting estimates and assumptions, and changes to those assumptions could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty, we perform sensitivity analyses on key estimates and assumptions. Once the fair value is determined, if the carrying amount exceeds the fair value, it is impaired.

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

INCOME TAXES. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate can depend on the extent earnings are indefinitely reinvested outside the U.S. Historically U.S. taxes were due upon repatriation of foreign earnings. Due to the enactment of U.S. tax reform in 2017, repatriations of available cash from foreign earnings are expected to be free of U.S. federal income tax but may incur withholding, with a potential U.S. tax credit offset, or state taxes. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. Most of these earnings have been reinvested in active non-U.S. business operations. We reassess reinvestment of earnings on an ongoing basis. In 2023 and 2022, in connection with the execution of the Company's plans to prepare for the spin-off of GE Vernova and GE HealthCare, we incurred an insignificant amount and $0.1 billion of tax, respectively, due to repatriation of previously reinvested earnings.

We evaluate the recoverability of deferred income tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies, which heavily rely on estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $1.0 billion and $1.3 billion at December 31, 2023 and 2022, respectively. Of this, an insignificant amount at December 31, 2023 and $0.4 billion at December 31, 2022, were associated with losses reported in discontinued operations, primarily related to our GE HealthCare and legacy financial services businesses. See Other Consolidated Information – Income Taxes section and Notes 1 and 15 for further information.

2023 FORM 10-K 19

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

On January 1, 2023, we adopted ASU No. 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12). See Capital Resources and Liquidity and Notes 1, 3 and 12 for further information related to our run-off insurance operations.

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

December 31, 2023	ERAC	UFLIC	Total
GAAP: Ending balance of reserves at locked-in rate	$18,284	$5,114	$23,398
Gross statutory reserves(a)	23,998	5,962	29,960
Number of policies in force	173,800	48,600	222,400
Number of covered lives in force	230,600	48,600	279,200
Average policyholder attained age	77	85	79
GAAP: Ending balance of reserves at locked-in rate per policy (in actual dollars)	$105,201	$105,226	$105,207
GAAP: Ending balance of reserves at locked-in rate per covered life (in actual dollars)	79,289	105,226	83,804
Statutory: Gross reserves per policy (in actual dollars)(a)	138,080	122,666	134,712
Statutory: Gross reserves per covered life (in actual dollars)(a)	104,069	122,666	107,306
Percentage of policies with:
Lifetime benefit period	69%	31%	61%
Inflation protection option	75%	81%	76%
Joint lives	33%	—%	25%
Percentage of policies that are premium paying	67%	74%	68%
Policies on claim	10,600	7,800	18,400
(a) Pending completion of our December 31, 2023 statutory reporting process.

Structured settlement annuities. We reinsure approximately 24,600 structured settlement annuities with an average attained age of 56. These structured settlement annuities were primarily underwritten on impaired lives (i.e., shorter-than-average life expectancies) at origination and have projected payments extending decades into the future. Our primary risks associated with these contracts include mortality (i.e., life expectancy or longevity), mortality improvement (i.e., assumed rate that mortality is expected to reduce over time), which may extend the duration of payments on life contingent contracts beyond our estimates, and reinvestment risk (i.e., a low interest rate environment). Unlike long-term care insurance, structured settlement annuities offer no ability to require additional premiums or reduce benefits.

2023 FORM 10-K 20

Life Insurance contracts. Our life reinsurance business typically covers the mortality risk associated with various types of life insurance policies that we reinsure from approximately 150 ceding company relationships where we pay a benefit based on the death of a covered life. At December 31, 2023, across our U.S. and Canadian life insurance portfolio, we reinsure approximately $50 billion of net amount at risk (i.e., difference between the death benefit and any accrued cash value) from approximately 1.2 million policies with an average attained age of 62. In 2023, our incurred claims were approximately $0.5 billion with an average individual claim of approximately $51,000. The covered products primarily include permanent life insurance and 20- and 30-year level term insurance. We anticipate a significant portion of the 20- and 30-year level term policies, which represent approximately 9% and 40% of the net amount of risk, to lapse through 2024 and 2034 as the policies reach the end of their 20- and 30-year level premium period, respectively.

Critical Accounting Estimates. Our insurance reserves include the following key accounting estimates and assumptions described below.

Future policy benefit reserves. Future policy benefit reserves represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums and are estimated based on actuarial assumptions such as mortality, morbidity, terminations, and expenses. The liability is measured for each group of contracts (i.e., cohorts) using current cash flow assumptions.

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

Rate of Change in Morbidity. Our review incorporates our best estimates of projected future changes in the morbidity rates reflected in our base claim incidence rates. These estimates draw upon a number of inputs, some of which are subjective, and all of which are interpreted and applied in the exercise of professional actuarial judgment in the context of the characteristics specific to our portfolios. This exercise of actuarial judgment considers factors such as the work performed by internal and external independent actuarial experts engaged to advise us in our annual review, the observed actual experience in our portfolios measured against our base assumptions, industry developments, and other trends, including advances in the state of medical care and healthcare technology development.

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

2023 FORM 10-K 21

Included in Insurance losses, annuity benefits and other costs in our Statement of Earnings (Loss) for the years ended December 31, 2023 and 2022, are unfavorable and favorable pre-tax adjustments of $(155) million and $404 million, respectively, from updating the net premium ratio (i.e., the percentage of projected gross premiums required to cover expected policy benefits and related expenses) after updating for actual historical experience each quarter and updating of future cash flow assumptions.

Sensitivities. The following table provides sensitivities with respect to the impact of changes of key cash flow assumptions underlying our future policy benefit reserves using the locked-in discount rate assumption and have been estimated across the entire product line rather than at an individual cohort level. As our insurance operations are in run-off, the locked-in discount rate is used for the computation of interest accretion on future policy benefit reserves. Many of our assumptions, which are based on our credible experience, are interdependent and require evaluation individually and in the aggregate across all insurance products. Small changes in the amounts used in the sensitivities could result in materially different outcomes from those reflected below. In addition, the effects of changes to cash flow assumptions underlying our future policy benefit reserves may be partially or wholly reflected in the period in which the assumptions are changed and/or over future periods and may vary across cohorts.

Assumption	Hypothetical change in 2023 assumption	Estimated adverse impact to projected present value of future cash flows (In millions, pre-tax)
Morbidity:
Long-term care insurance incidence rates	5% increase in incidence rates	$600
Long-term care insurance claim continuance	5% reduction in disabled life deaths	$1,200
Long-term care insurance utilization	5% increase in utilization	$1,100
Long-term care insurance morbidity improvement	25 basis point reduction by age with 0% floor No morbidity improvement	$300 $1,300
Active life terminations:
Long-term care insurance mortality	5% reduction in mortality	$300
Long-term care insurance future premium rate increases	25% adverse change in success rate on premium rate increase actions not yet approved	$200
Life insurance mortality	5% increase in mortality	$300
Structured settlement annuity mortality	Impaired life mortality grades to standard ten years earlier	$300

While higher assumed inflation, holding all other assumptions constant, would result in unfavorable impacts to the projected present value of future cash flows in the table above, it would be expected to be mitigated by more long-term care insurance policies reaching contractual daily or monthly benefit caps and by increased investment income from higher portfolio yields.

Our run-off insurance subsidiaries are required to prepare statutory financial statements in accordance with statutory accounting practices. Statutory accounting practices are set forth by the National Association of Insurance Commissioners as well as state laws, regulation and general administrative rules and can differ in certain respects from GAAP and would result in several of the sensitivities described in the table above being less impactful on our statutory reserves.

See Capital Resources and Liquidity and Notes 1, 3 and 12 for further information related to our run-off insurance operations.

PARENT COMPANY CREDIT SUPPORT. To support GE Vernova in selling products and services globally, GE often enters into contracts on behalf of GE Vernova or issues parent company guarantees or trade finance instruments supporting the performance of what currently are subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, “GE credit support”). In preparation for the spin-off, we are working to seek novation or assignment of GE credit support, the majority of which relates to parent company guarantees, associated with GE Vernova legal entities from GE to GE Vernova. For GE credit support that remains outstanding at the spin-off, GE Vernova will be obligated to use reasonable best efforts to terminate or replace, and obtain a full release of GE’s obligations and liabilities under, all such credit support. Beginning in 2025, GE Vernova will pay a quarterly fee to GE based on amounts related to the GE credit support. GE Vernova will face other contractual restrictions and requirements while GE continues to be obligated under such credit support on behalf of GE Vernova. While GE will remain obligated under the contract or instrument, GE Vernova will be obligated to indemnify GE for credit support related payments that GE is required to make.

Upon separation, we expect GE Vernova RPO and other obligations that relate to GE credit support to be approximately $65 billion, of which approximately $33 billion and $32 billion relate to our Power and Renewable Energy segments, respectively, and approximately $20 billion of the total relates to long-term and other service agreements. Of the Power and Renewable Energy amounts, $15 billion for both segments, respectively, are expected to contractually mature within five years. GE’s maximum aggregate exposure under the GE credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses. The underlying obligations are predominantly customer contracts that GE Vernova performs in the course of its business. We have no known instances historically where payments or performance from GE were required under parent company guarantees relating to GE Vernova customer contracts. The fair value of GE Vernova’s obligation to indemnify GE post spin-off is not expected to be significant primarily due to the low probability of loss.
2023 FORM 10-K 22

NEW ACCOUNTING STANDARDS. In November of 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this guidance on the disclosures within our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements.

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

ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
	2023	2022	V%	2023	2022	V%	2023	2022	V pts
Aerospace (GAAP)	$31,770	$26,050	22%	$6,115	$4,775	28%	19.2%	18.3%	0.9pts
Less: acquisitions and business dispositions	—	—		—	—
Less: foreign currency effect	15	(18)		78	(38)
Aerospace organic (Non-GAAP)	$31,755	$26,067	22%	$6,037	$4,813	25%	19.0%	18.5%	0.5pts

Renewable Energy (GAAP)	$15,050	$12,977	16%	$(1,437)	$(2,240)	36%	(9.5)%	(17.3)%	7.8pts
Less: acquisitions and business dispositions	—	—		—	—
Less: foreign currency effect	(6)	57		(200)	5
Renewable Energy organic (Non-GAAP)	$15,056	$12,920	17%	$(1,237)	$(2,245)	45%	(8.2)%	(17.4)%	9.2pts

Power (GAAP)	$17,731	$16,262	9%	$1,449	$1,217	19%	8.2%	7.5%	0.7pts
Less: acquisitions and business dispositions	152	—		21	—
Less: foreign currency effect	65	(48)		(74)	(152)
Power organic (Non-GAAP)	$17,514	$16,310	7%	$1,503	$1,369	10%	8.6%	8.4%	0.2pts
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES (NON-GAAP)	2023	2022	V%
Total revenues (GAAP)	$67,954	$58,100	17%
Less: Insurance revenues (Note 12)	3,389	2,957
Adjusted revenues (Non-GAAP)	$64,565	$55,143	17%
Less: acquisitions and business dispositions	155	1
Less: foreign currency effect(a)	74	(8)
Organic revenues (Non-GAAP)	$64,336	$55,150	17%

(a) Foreign currency impact was primarily driven by U.S. dollar depreciation against the euro, Brazilian real and Mexican peso for the year ended December 31, 2023.
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of revenues from our run-off Insurance operations, acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.
2023 FORM 10-K 23

EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	2023	2022	V%
Total equipment revenues (GAAP)	$26,793	$22,334	20%
Less: acquisitions and business dispositions	64	—
Less: foreign currency effect	62	7
Equipment organic revenues (Non-GAAP)	$26,667	$22,327	19%

Total services revenues (GAAP)	$37,772	$32,808	15%
Less: acquisitions and business dispositions	91	1
Less: foreign currency effect	12	(15)
Services organic revenues (Non-GAAP)	$37,669	$32,823	15%
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ADJUSTED PROFIT AND PROFIT MARGIN (NON-GAAP)	2023	2022
Total revenues (GAAP)	$67,954	$58,100
Less: Insurance revenues (Note 12)	3,389	2,957
Adjusted revenues (Non-GAAP)	$64,565	$55,143

Total costs and expenses (GAAP)	$64,891	$60,071
Less: Insurance cost and expenses (Note 12)	3,057	2,753
Less: interest and other financial charges(a)	1,073	1,423
Less: non-operating benefit cost (income)	(1,585)	(409)
Less: restructuring & other(a)	679	836
Less: debt extinguishment costs(a)	—	465
Less: separation costs(a)	978	715
Less: Steam asset sale impairment(a)	—	824
Less: Russia and Ukraine charges(a)	190	263
Add: noncontrolling interests	(38)	16
Add: EFS benefit from taxes	(195)	(213)
Adjusted costs (Non-GAAP)	$60,268	$53,004

Other income (loss) (GAAP)	$7,129	$1,172
Less: gains (losses) on retained and sold ownership interests and other equity securities(a)	5,773	76
Less: restructuring & other(a)	—	31
Less: gains (losses) on purchases and sales of business interests(a)	(9)	45
Adjusted other income (loss) (Non-GAAP)	$1,365	$1,020

Profit (loss) (GAAP)	$10,191	$(799)
Profit (loss) margin (GAAP)	15.0%	(1.4)%

Adjusted profit (loss) (Non-GAAP)	$5,662	$3,159
Adjusted profit (loss) margin (Non-GAAP)	8.8%	5.7%

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

ADJUSTED ORGANIC PROFIT (NON-GAAP)	2023	2022	V%
Adjusted profit (loss) (Non-GAAP)	$5,662	$3,159	79%
Less: acquisitions and business dispositions	12	(5)
Less: foreign currency effect(a)	(294)	(189)
Adjusted organic profit (loss) (Non-GAAP)	$5,944	$3,353	77%

Adjusted profit (loss) margin (Non-GAAP)	8.8%	5.7%	3.1	pts
Adjusted organic profit (loss) margin (Non-GAAP)	9.2%	6.1%	3.1	pts

(a) Included foreign currency positive effect on revenues of $74 million and negative effect on operating costs and other income (loss) of $368 million for the year ended December 31, 2023.
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

2023 FORM 10-K 24

ADJUSTED EARNINGS (LOSS) AND ADJUSTED INCOME TAX RATE (NON-GAAP)	2023		2022
(Per-share amounts in dollars)	Earnings	EPS	Earnings	EPS
Earnings (loss) from continuing operations (GAAP) (Note 18)	$8,769	$7.98	$(1,097)	$(1.00)
Insurance earnings (loss) (pre-tax)	334	0.30	210	0.19
Tax effect on Insurance earnings (loss)	(74)	(0.07)	(52)	(0.05)
Less: Insurance earnings (loss) (net of tax) (Note 12)	260	0.24	159	0.15
Earnings (loss) excluding Insurance (Non-GAAP)	$8,509	$7.74	$(1,255)	$(1.15)
Non-operating benefit (cost) income (pre-tax) (GAAP)	1,585	1.44	409	0.37
Tax effect on non-operating benefit (cost) income	(333)	(0.30)	(86)	(0.08)
Less: Non-operating benefit (cost) income (net of tax)	1,252	1.14	323	0.30
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	(9)	(0.01)	45	0.04
Tax effect on gains (losses) on purchases and sales of business interests	(24)	(0.02)	57	0.05
Less: Gains (losses) on purchases and sales of business interests (net of tax)	(32)	(0.03)	102	0.09
Gains (losses) on retained and sold ownership interests and other equity securities (pre-tax)(a)	5,773	5.25	76	0.07
Tax effect on gains (losses) on retained and sold ownership interests and other equity securities(b)(c)	1	—	(17)	(0.02)
Less: Gains (losses) on retained and sold ownership interests and other equity securities (net of tax)	5,774	5.26	58	0.05
Restructuring & other (pre-tax)(a)	(679)	(0.62)	(806)	(0.74)
Tax effect on restructuring & other	143	0.13	176	0.16
Less: Restructuring & other (net of tax)	(536)	(0.49)	(630)	(0.58)
Debt extinguishment costs (pre-tax)(a)	—	—	(465)	(0.42)
Tax effect on debt extinguishment costs	—	—	68	0.06
Less: Debt extinguishment costs (net of tax)	—	—	(397)	(0.36)
Separation costs (pre-tax)(a)	(978)	(0.89)	(715)	(0.65)
Tax effect on separation costs	197	0.18	23	0.02
Less: Separation costs (net of tax)	(781)	(0.71)	(692)	(0.63)
Steam asset sale impairment (pre-tax)(a)	—	—	(824)	(0.75)
Tax effect on Steam asset sale impairment	—	—	84	0.08
Less: Steam asset sale impairment (net of tax)	—	—	(740)	(0.68)
Russia and Ukraine charges (pre-tax)(a)	(190)	(0.17)	(263)	(0.24)
Tax effect on Russia and Ukraine charges	(5)	—	15	0.01
Less: Russia and Ukraine charges (net of tax)	(195)	(0.18)	(248)	(0.23)
Less: Excise tax and accretion of preferred share redemption	(58)	(0.05)	4	—
Less: U.S. and foreign tax law change enactment	—	—	126	0.11
Adjusted earnings (loss) (Non-GAAP)	$3,085	$2.81	$839	$0.77

Earnings (loss) from continuing operations before taxes (GAAP)	$10,191		$(799)
Less: Total adjustments above (pre-tax)	5,836		(2,332)
Adjusted earnings before taxes (Non-GAAP)	$4,355		$1,534

Provision (benefit) for income taxes (GAAP)	$1,162		$(3)
Less: Tax effect on adjustments above	95		(393)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$1,067		$389

Income tax rate (GAAP)	11.4%		0.4%
Adjusted income tax rate (Non-GAAP)	24.5%		25.4%

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
*Non-GAAP Financial Measure
2023 FORM 10-K 25

OTHER FINANCIAL DATA

FIVE-YEAR PERFORMANCE GRAPH
The annual changes for the five-year period shown in the above graph are based on the assumption that $100 had been invested in General Electric common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Standard & Poor’s 500 Industrials Stock Index (S&P Industrial) on December 31, 2018, and that all quarterly dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31 for each year indicated. The historical data in the chart has been adjusted to reflect the impact of the spin-off of GE HealthCare completed in the first quarter of 2023.

With respect to “Market Information,” in the United States, General Electric common stock is listed on the New York Stock Exchange under the ticker symbol "GE" (its principal market). General Electric common stock is also listed on the London Stock Exchange, Euronext Paris and the SIX Swiss Exchange.

As of January 15, 2024, there were approximately 260,000 shareholder accounts of record.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 6, 2022, the Board of Directors authorized up to $3 billion of common share repurchases. We repurchased 2,168 thousand shares for $253 million during the three months ended December 31, 2023 under this authorization.

2023 (Shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorization	Approximate dollar value of shares that may yet be purchased under our share repurchase authorization
October	766	$110.30	766
November	1,160	116.69	838
December	563	124.66	563
Total	2,489	$116.53	2,168	$938

CYBERSECURITY. The description in this section reflects GE’s approach as of December 31, 2023; we anticipate that, following the planned spin-off of our GE Vernova businesses, each of GE Aerospace and GE Vernova will continue to evolve their cybersecurity risk management, strategies and governance to meet their respective needs as standalone companies.

CYBERSECURITY RISK MANAGEMENT AND STRATEGY. GE has developed and implemented a cybersecurity framework intended to assess, identify and manage risks from threats to the security of our information, systems, products and network using a risk-based approach. The framework is informed in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework and International Organization for Standardization 27001 (ISO 27001) Framework, although this does not imply that we meet all technical standards, specifications or requirements under the NIST or ISO 27001.

2023 FORM 10-K 26

Our key cybersecurity processes include the following:
•Risk-based controls for information systems and information on GE’s networks: We seek to maintain an information technology infrastructure that implements physical, administrative and technical controls that are calibrated based on risk and designed to protect the confidentiality, integrity and availability of our information systems and information stored on GE’s networks, including customer information, personal information, intellectual property and proprietary information.
•Cybersecurity incident response plan and testing: We have a cybersecurity incident response plan and dedicated teams to respond to cybersecurity incidents. When a cybersecurity incident occurs or we identify a vulnerability, we have cross-functional teams that are responsible for leading the initial assessment of priority and severity, and external experts may also be engaged as appropriate. GE’s cybersecurity teams assist in responding to incidents depending on severity levels and seek to improve our cybersecurity incident management plan through periodic tabletops or simulations at the enterprise and business levels.
•Training: We provide security awareness training to help our employees understand their information protection and cybersecurity responsibilities at GE. We also provide additional role-based training to some employees based on customer requirements, regulatory obligations and industry risks.
•Supplier risk assessments: We have implemented a third-party risk management process that includes expectations regarding information and cybersecurity. That process, among other things, provides for GE to perform cybersecurity assessments on certain suppliers based on an assessment of their risk profile and a related rating process. GE also seeks contractual commitments from key suppliers to appropriately secure and maintain their information technology systems and protect GE information that is processed on their systems.
•Third-party assessments of GE: We have third-party cybersecurity companies engaged to periodically assess GE’s cybersecurity posture, to assist in identifying and remediating risks from cybersecurity threats.

We also consider cybersecurity, along with other top risks for GE, within our enterprise risk management framework. The enterprise risk management framework includes internal reporting at the business and enterprise levels, with consideration of key risk indicators, trends and countermeasures for cybersecurity and other types of significant risks. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, cash flow or financial condition. We face certain ongoing risks from cybersecurity threats—including heightened threats in connection with the separation of GE HealthCare in January 2023 and the planned separation of GE Aerospace and GE Vernova into independent companies—that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Refer to the Risk Factors section (Cybersecurity - Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime, as well as cybersecurity failures, pose risk to our systems, networks, products, solutions, services and data..) for additional information about these risks.

CYBERSECURITY GOVERNANCE. The Audit Committee of the GE Board of Directors is responsible for board-level oversight of cybersecurity risk, and the Audit Committee reports back to the full Board about this and other areas within its responsibility. As part of its oversight role, the Audit Committee receives reporting about GE’s practices, programs, notable threats or incidents and other developments related to cybersecurity throughout the year, including through periodic updates from GE’s Global Chief Information Security Officer (CISO) and other internal digital technology and cybersecurity leaders on cyber threats and our cybersecurity risk management strategy. The Audit Committee also receives information about cybersecurity risks as part of GE’s enterprise risk management framework and reporting.

GE’s Global CISO reports to GE’s Global Chief Information Officer and leads the Company’s overall cybersecurity function. The Global CISO has over 20 years of experience in managing and leading IT or cybersecurity teams and participates in various cyber security organizations. The Global CISO collaborates with business unit CISOs to identify and analyze cybersecurity risks to GE; consider industry trends; implement controls, as appropriate and feasible, to mitigate these risks; and enable business leaders to make risk-based business decisions that implicate cybersecurity considerations. The Global CISO meets with senior leadership to review and discuss GE’s cybersecurity program, including emerging cyber risks, threats and industry trends. The Global CISO also supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including by collaborating with internal security personnel and business stakeholders, and incorporating threat intelligence and other information obtained from governmental, public or private sources to inform our cybersecurity technologies and processes.

RISK FACTORS. The following discussion of the material factors, events and uncertainties that may make an investment in the Company speculative or risky contains "forward-looking statements," as discussed in the Forward-Looking Statements section. These risk factors may be important to understanding any statement in this report or elsewhere. The risks described below should not be considered a complete list of potential risks that we face, and additional risks not currently known to us or that we currently consider immaterial may also negatively impact us. The following information should be read in conjunction with the MD&A section and the consolidated financial statements and related notes. The risks we describe in this report or in our other SEC filings could, in ways we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, reputation, financial position, results of operations, cash flows and stock price, and they could cause our future results to be materially different than we presently anticipate.

STRATEGIC RISKS. Strategic risk relates to the Company's future business plans and strategies, including the risks associated with: our planned separation of GE Aerospace and GE Vernova into independent companies; the global macro-environment and conditions in our sectors; the global energy transition; competitive threats; the demand for our products and services and the success of our
2023 FORM 10-K 27

investments in technology and innovation; our portfolio of businesses and capital allocation decisions; dispositions, acquisitions, joint ventures and restructuring activity; intellectual property; and other risks.

Strategic plan - We may encounter challenges to executing our plan to separate GE Aerospace and GE Vernova into independent companies, or to completing the plan within the timeframes we anticipate, and we may not realize some or all of the expected benefits of the separations. In November 2021, we announced our plan to form three independent public companies from our (i) Aerospace business, (ii) HealthCare business and (iii) portfolio of energy businesses, including our Renewable Energy and Power businesses, which we plan to combine and refer to as GE Vernova, to better position those businesses to deliver long-term growth and create value for customers, investors, and employees. The GE HealthCare business separation in January 2023 was, and the planned GE Vernova business separation is expected to be, effected through spin-offs by GE that are intended to be tax-free for the Company and its shareholders for U.S. federal income tax purposes and with all three resulting companies having investment-grade credit ratings. The GE Vernova separation transaction will be subject to the satisfaction of a number of customary conditions, including, among others, final approvals by GE’s Board of Directors, receipt of tax rulings in certain jurisdictions and/or tax opinions from external counsel, the filing with the SEC and effectiveness of a Form 10 registration statement, and establishment of the capital structures and credit ratings for both GE Vernova and the remainder of GE following the spin-off. A failure to satisfy required conditions, or disruptions in market conditions, could delay the completion of the GE Vernova separation transaction for a significant period of time or prevent it from occurring at all. Additionally, the GE Vernova separation transaction is complex in nature, and business, market or other developments or changes may affect our ability to complete the separation transaction as currently expected, within the anticipated timeframe or at all. These or other developments could cause us not to realize some or all of the expected benefits, or to realize them on a different timeline than expected. If we are unable to complete the GE Vernova separation, we will have incurred costs without realizing the benefits of such transaction. In addition, the terms and conditions of the required regulatory authorizations and consents that are granted, if any, may impose requirements, limitations or costs, or place restrictions on the conduct of GE Vernova or GE Aerospace as independent companies. In addition, although we intend for the GE Vernova separation transaction to be tax-free to the Company and its shareholders for U.S. federal income tax purposes, we expect to incur non-U.S. cash taxes on the preparatory restructuring and may also incur non-cash tax expense including potential impairments of deferred tax assets. Moreover, there can be no assurance that the GE Vernova spin-off will qualify as tax-free for U.S. purposes for the Company or its shareholders. If either of the separation transactions were ultimately determined to be taxable, we would incur a significant tax liability, while the distributions to the Company’s shareholders would become taxable and the new independent companies might incur income tax liabilities as well. Furthermore, there can be no assurance that each separate company will be successful as a standalone public company.

Whether or not the GE Vernova separation transaction is completed, our businesses may face material challenges in connection with executing this plan, including the diversion of management’s attention from ongoing business concerns and impact on the businesses of the Company; appropriately allocating assets and liabilities among GE Aerospace and GE Vernova; maintaining employee morale and retaining and attracting key management and other employees; retaining existing or attracting new business and operational relationships, including with customers, suppliers, employees and other counterparties; assigning customer contracts, guaranties and other contracts and instruments to each of the businesses, and obtaining releases from the counterparties to those contracts or beneficiaries of those instruments as required; providing financial or credit support for new business; assigning intellectual property to each of the businesses; establishing transition service agreements and standalone readiness for key functions; and potential negative reactions from investors or the financial community. In particular, to support the GE Vernova businesses in selling products and services globally, GE often enters into contracts on behalf of GE Vernova or issues parent company guarantees or trade finance instruments supporting the performance of what currently are subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for some non-customer-related activities of GE Vernova (collectively, GE credit support). For GE credit support that is not novated to GE Vernova with a release of GE, the failure of GE Vernova (or of a subsequent acquiror of all or a portion of GE Vernova's business) to perform under any relevant contract following the spin-off could result in claims for damages or other relief against GE. The total amount of GE Vernova business that the GE credit support relates to is significant, and GE will likely continue to have exposure that is based on the continued performance of the relevant contracts for some years following completion of the spin-off. See the Other Items - Parent Company Credit Support section within MD&A for additional information. In addition, GE for the past several years has been undertaking various restructuring and business transformation actions (including workforce reductions, global facility consolidations and other cost reduction initiatives and the GE HealthCare separation) that have entailed changes across our organizational structure, senior leadership, culture, functional alignment, outsourcing and other areas. These pose risks in the form of personnel capacity constraints and institutional knowledge loss that could lead to missed performance or financial targets, loss of key personnel and harm to our reputation, and these risks are heightened with the additional interdependent actions that have been and will continue to be needed to complete the planned separation of GE Vernova.

Moreover, completion of the GE HealthCare separation resulted, and completion of the GE Vernova separation will result, in independent public companies that are smaller, less diversified companies with more limited businesses concentrated in their respective industries than GE was prior to the separation transactions. As a result, each company will be more vulnerable to global economic trends, geopolitical risks, demand or supply shocks, and changing industry or market conditions, which could have a material adverse effect on its business, financial condition, cash flows and results of operations. In addition, the diversification of revenues, costs, and cash flows will diminish, such that each company’s results of operations, cash flows, working capital, effective tax rate, and financing requirements may be subject to increased volatility and its ability to execute capital allocation plans, fund capital expenditures and investments, pay dividends and meet debt obligations and other liabilities may be diminished. Each of the separate companies will also incur ongoing costs, including costs of operating as independent public companies, that the separated businesses will no longer be able to share. Additionally, we cannot predict whether at the time of separation or over time the market value of our common stock and the common stock of each of the new independent companies after the separation transactions will be, in the aggregate, less than, equal to or greater than the market value of our common stock prior to the separation transactions. Investors holding our common stock
2023 FORM 10-K 28

may also sell the common stock of any of the new independent companies that do not match their investment strategies, which may cause a decline in the market price of such common stock.

Global macro-environment - Our financial performance and growth are subject to risks related to global economic, political and geopolitical developments or other disruptions to the economy or our business sectors. We operate in virtually every part of the world, serve customers in over 160 countries and received 57% of our revenues for 2023 from outside the United States. Our operations and the execution of our business plans and strategies are subject to the effects of global economic trends, geopolitical risks and demand or supply shocks from events such as war or international conflict, a major terrorist attack, natural disasters or actual or threatened public health pandemics or other emergencies. Our operations and performance are also affected by local and regional economic environments, supply chain constraints and policies in the U.S. and other markets that we serve, including factors such as inflationary pressures in many markets, increased interest rates from recent historic lows, economic growth rates, the availability of skilled labor, monetary policy, exchange rates and currency volatility, commodity prices and sovereign debt levels. For example, inflationary pressures have caused and may continue to cause many of our material and labor costs to increase, which adversely affects our profitability and cash flows, particularly when we are unable to increase customer contract values or pricing to offset those pressures. Deterioration of economic conditions or outlooks, such as lower rates of investment, lower economic growth, recession or fears of recession in the U.S., China, Europe or other key markets, may adversely affect the demand for or profitability of our products and services, and the impact from developments outside the U.S. on our business performance can be significant given the extent of our global activities. Increased geopolitical tensions and outbreaks of armed conflict can also adversely impact our businesses, both directly or by adversely affecting economic activity globally or in particular regions or countries. For example, Russia’s invasion of Ukraine in early 2022 and related political and economic consequences, such as sanctions and other measures imposed by the European Union, the U.S. and other countries and organizations in response, have caused and may continue to cause disruption and instability in global markets, supply chains and industries that negatively impact our businesses, financial condition and results of operations and pose reputational risks. More recently, there is risk of wider conflict in the Middle East that could have significant adverse impacts on the region and business activity in addition to the humanitarian and other consequences of the current conflict. In addition, political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies, as well as tariffs, export controls, restrictions on outbound investment or other trade barriers, sanctions, technical or local content regulations, currency controls, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our businesses. These can interfere with our global operating model, supply chain, production costs, customer relationships and competitive position. Further escalation of any specific trade tensions, including intensified decoupling between the U.S. and China, or in global trade conflict more broadly could be harmful to global economic growth or to our business in or with China or other countries. We also do business in many emerging market jurisdictions where economic, political and legal risks are heightened and the operating environments are complex.

Energy transition - The strategic priorities and financial performance of many of our businesses are subject to market and other dynamics related to efforts to reduce greenhouse gas emissions, which can pose risks in addition to opportunities. Given the nature of our businesses and the industries we serve, we must anticipate and respond to market, technological, regulatory and other changes driven by broader trends related to greenhouse gas emission reduction efforts in response to climate change and energy security. These changes present both risks and opportunities for our businesses, many of which provide products and services to customers in sectors like power generation and commercial aviation that have historically been carbon intensive and we expect will remain important to efforts globally to lower greenhouse gas emissions for decades to come. For example, the significant decreases in recent years in the levelized cost of energy for renewable sources of power generation (such as wind and solar), along with ongoing changes in government, investor, customer and consumer policies, commitments, preferences and considerations related to climate change, in some cases have adversely affected, and may continue to affect, the demand for and the competitiveness of products and services related to fossil fuel-based power generation, including sales of new gas turbines and the utilization and servicing needs for existing gas power plants that are unmitigated with capabilities such as hydrogen or carbon capture. Continued shifts toward greater penetration by renewables in both new capacity additions and the proportionate share of power generation, particularly depending on the pace and timeframe for such shifts across different markets globally, could have a material adverse effect on the performance of our Power business and our consolidated results. While the currently anticipated market growth and power generation share for renewable energy is expected to be favorable for our wind businesses over time, we face uncertainties related to future levels and timeframes of government subsidies and credits (including the impact of the Inflation Reduction Act and other policies), significant price competition among wind equipment manufacturers, dynamics between onshore and offshore wind power, potential further consolidation in the wind industry, competition with solar power-based and other sources of renewable energy and the pace at which power grids are modernized to maintain reliability with higher levels of renewables penetration. The achievement of deep decarbonization goals for the power sector over the coming decades is likely to depend in part on technologies that are not yet deployed or widely adopted today but that may become more important over time (such as hydrogen-based power generation, carbon capture and sequestration technologies, small modular or other advanced nuclear power and grid-scale batteries or other storage solutions). Successfully navigating these changes will require significant investments in power grids and other infrastructure, research and development and new technology and products, both by GE and third parties. Similar dynamics exist in the aviation sector, where greenhouse gas emission reduction over time will require a combination of continued technological innovation in the fuel efficiency of engines, expanded use of sustainable aviation fuels and the further development of hybrid-electric and electric flight and hydrogen-based aviation technologies. For example, the risk of insufficient availability of low carbon fuels (such as sustainable aviation fuels or hydrogen) may compromise the pace and degree of emission reduction within the aviation sector. Our success in advancing greenhouse gas emission reduction objectives across our businesses will depend in part on the actions of governments, regulators and other market participants to invest in infrastructure, create appropriate market incentives and to otherwise support the development of new technologies. The process of developing new high-technology products and enhancing existing products to mitigate climate change is often complex, costly and uncertain, and we may pursue strategies or make investments that do not prove to be commercially successful in the time frames expected or at all.
2023 FORM 10-K 29

A failure by GE or other industry participants to invest successfully in these technological developments, or to adequately position our businesses to benefit from the growth in adoption of new technologies, could adversely affect our competitive position, business, ability to attract and retain talent, results of operations, cash flows and financial condition. In addition, we face increasing scrutiny and expectations from many customers, governments, regulators, investors, banks, project financiers and other stakeholders regarding the roles that the private sector and individual companies play in decarbonization, which can result in additional costs and pose reputational or other risks for companies like GE that serve carbon intensive industries or relative to progress that we make over time in reducing emissions from our operations or products and achieving our publicly announced ambitions. We anticipate that we will continue to need to make investments in new technologies and capabilities and devote additional management and other resources in response to the foregoing, and we may not realize the anticipated benefits of those investments and actions. Trends related to the global energy transition and decarbonization will affect the relative competitiveness of different types of product and service offerings within and across our energy businesses and our Aerospace business. Important factors that could impact our businesses include the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption and pace of implementation of climate change-related policies (such as carbon taxes, cap and trade regimes, increased efficiency standards, greenhouse gas emission reduction targets or commitments, incentives or mandates for particular types of energy or policies that impact the availability of financing for certain types of projects) at the national and sub-national levels or by customers, investors or other private actors.

Commercial aviation sector – Our financial performance is dependent on the condition of the commercial aviation sector and our partners and customers in that sector. Our Aerospace business constitutes a substantial portion of our financial results, and the majority of that business is directly tied to economic conditions in the commercial aviation sector, which is cyclical in nature. Capital spending and demand for aircraft engines, aviation products and component aftermarket parts and services by commercial airlines, lessors, other aircraft operators and airframers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel prices, labor issues, airline consolidation, bankruptcies and restructuring activities, competition, the retirement of older aircraft, changes in production schedules, regulatory changes, terrorism and related safety concerns, general economic conditions, tightening of credit in financial markets, corporate profitability, cost reduction efforts and remaining performance obligations levels. Any of these factors could reduce the sales and profit margins of our Aerospace business. Other factors, including future terrorist actions, aviation safety concerns, public health crises or major natural disasters, could also dramatically reduce the demand for commercial air travel, which could negatively impact the sales and profit margins of our Aerospace business. As we experienced with the COVID-19 pandemic, our Aerospace business in particular suffered adverse effects from a global health pandemic that led to a significant decline in commercial air traffic, had material adverse effects on our airline and airframer customers and their demand for our products and services and caused other significant dislocations throughout the aviation sector. Supply chain disruptions and other lingering impacts from the pandemic and measures in response continue to pose challenges and risks for our business and other industry participants, and future public health crises could cause other disruptions and challenges in the future. We also face risks related to longer-term strategies the aviation sector has implemented and may implement, such as reducing capacity, shifting route patterns or other strategies to mitigate impacts from COVID-19 and the risk of future public health crises, and from potential shifts in the flying public’s demand for travel, any of which could adversely affect future growth in commercial air traffic capacity and the demand for or profitability of our products and services. Additionally, because a substantial portion of product deliveries to commercial aviation customers are scheduled for delivery in the future, changes in economic conditions can cause customers to request that orders be rescheduled or canceled. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing new engine platforms and other products in our Aerospace business to market, we cannot predict the economic conditions that will exist when any new product is ready to enter into service. We also have dependencies on our partners for commercial engine programs to develop, manufacture and service their share of an engine, and on the major airframers that we supply to successfully develop, certify and commercialize aircraft that utilize our engines. A reduction in spending in the commercial aviation sector, or challenges for key industry participants, could have a significant effect on the demand for our products and services, which could have a material adverse effect on our competitive position, results of operations, financial condition or cash flows.

Competitive environment - We are dependent on the maintenance of existing product lines and service relationships, market acceptance of new product and service introductions, and technology and innovation leadership for revenue and earnings growth. The markets in which we operate are highly competitive in terms of pricing, product and service quality, product development and introduction time, customer service, financing terms, the ability to respond to shifts in market demand and the ability to attract and retain skilled talent. Our long-term operating results and competitive position also depend substantially upon our ability to continually develop, introduce, and market new and innovative technology, products, services and platforms, to develop digital solutions for our own operations and our customers, to modify existing products and services, to customize products and services, to maintain long-term customer relationships and to increase our productivity over time as we perform on long-term service agreements. We often enter into long-term service agreements in both our Aerospace and Power businesses in connection with significant contracts for the sale of equipment. In connection with these agreements, we must accurately estimate our costs associated with delivering the products, product durability and reliability, and the provision of services over time in order to be profitable and generate acceptable returns on our investments. A failure to appropriately estimate or plan for or execute our business plans may adversely affect our delivery of products, services and outcomes in line with our projected financial performance or cost estimates, and ultimately may result in excess costs, build-up of inventory that becomes obsolete, lower profit margins and an erosion of our competitive position. In addition, at our Renewable Energy business, the rapid pace of innovation among onshore and offshore wind turbine manufacturers in recent years has led to short product cycles, early market introductions and faster time to market, all of which have led and may continue to lead to quality and execution issues, higher costs and other challenges to achieving profitability for new products. Such risks are especially acute in the nascent offshore wind industry, with higher ramp-up costs and the potential for new product introductions to result in losses both in the short- and long-run. If we are not able to identify and implement initiatives that control and reduce costs and increase
2023 FORM 10-K 30

operating efficiency, or if the cost savings initiatives we have implemented to date do not generate expected cost savings, our financial results could be adversely affected.

Our businesses are also subject to technological change and advances, such as growth in industrial automation and increased digitization of the operations, infrastructure and solutions that customers demand across all the industries we serve. In addition, our use of emerging and evolving technologies such as artificial intelligence and machine learning, which we expect to increase over time, presents business, reputational, legal and compliance risks related to data sourcing, design flaws, integration issues, security threats, privacy protections and the ability to develop sufficient protection measures. The introduction of innovative and disruptive technologies in the markets in which we operate also poses risks in the form of new competitors (including new entrants from outside our traditional industries, such as competitors from digital technology companies), market consolidation, substitutions of existing products, services or solutions, niche players, new business models and competitors that are faster to market with new or more cost-effective products or services. Existing and new competitors frequently offer services for our installed base, and if the customers that purchase our equipment and products select our competitors’ services or if we otherwise fail to maintain or renew service relationships, this can erode the revenues and profitability of our businesses. In addition, the research and development cycle involved in bringing products in our businesses to market is often lengthy, it is inherently difficult to predict the economic conditions or competitive dynamics that will exist when any new product is complete, and our investments, to the extent they result in bringing a product to market, may generate weaker returns than we anticipated at the outset. Our capacity to invest in research and development efforts to pursue advancement in a wide range of technologies, products and services also depends on the financial resources that we have available for such investment relative to other capital allocation priorities. Under-investment in research and development, or investment in technologies that prove to be less competitive in the future (at the expense of alternative investment opportunities not pursued), could lead to loss of sales of our products and services in the future, particularly since many of our businesses have long product development cycles. The amounts that we do invest in research and development efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings.

Business portfolio - Our success depends on achieving our strategic and financial objectives, including through acquisitions, integrations, dispositions and joint ventures. With respect to acquisitions and business integrations, dispositions, separations and joint ventures, we may not achieve expected returns or other benefits on a timely basis or at all as a result of changes in strategy, integration challenges or other factors. Over the past several years we have also been pursuing a variety of dispositions, and as discussed above we are in the midst of executing our plan to separate GE Aerospace and GE Vernova into independent companies. In January 2023, we spun off our HealthCare business as GE HealthCare, and GE currently holds a 13.5% equity interest in GE HealthCare. Declines in the value of equity interests (such as our interest in GE HealthCare) or other assets that we sell can diminish the cash proceeds that we realize, and our ability and timing to sell can depend on market conditions and the liquidity of the relevant asset. We may dispose of businesses or assets at a price or on terms that are less favorable than we had anticipated, or with purchase price adjustments or the exclusion of assets or liabilities that must be divested, managed or run off separately. Dispositions or other business separations also often involve continued financial involvement in the divested business, such as through continuing equity ownership, retained assets or liabilities, transition services agreements, commercial agreements, guarantees, indemnities or other current or contingent financial obligations or liabilities. Under these arrangements, performance by the divested businesses or other conditions outside our control could materially affect our future financial results. Evaluating or executing on all types of potential or planned portfolio transactions can divert senior management time and resources from other pursuits. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we have a lesser degree of control over the business operations, which expose us to additional operational, financial, reputational, legal or compliance risks.

Intellectual property - Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to ours, and the value of our intellectual property may be negatively impacted by external dependencies. Our patents and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of ours, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology, particularly in certain markets outside the U.S. where intellectual property laws and related enforcement mechanisms may not be as well-developed. Trademark licenses of the GE brand in connection with dispositions, including in connection with the separation of GE HealthCare in January 2023 and the planned separation of GE Aerospace and GE Vernova into independent companies, may negatively impact the overall value of the brand in the future. We also face competition in some countries where we have not invested in an intellectual property portfolio. If we are not able to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected. We also face attempts, both internally from insider threats and externally from cyber-attacks, to gain unauthorized access to our IT systems or products for the purpose of improperly acquiring our trade secrets or confidential business information. In addition, we have observed an increase in the use of social engineering tactics by bad actors attempting to obtain confidential business information or credentials to access systems with our intellectual property. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such incidents could adversely affect our competitive position and the value of our investment in research and development. In addition, we are subject to the enforcement of patents or other intellectual property by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. GE has in the past, and may in the future be, found to infringe third-party rights, which could require us to pay substantial damages or enjoin us from offering some of our products and services. The value of, or our ability to use, our intellectual property may also be negatively impacted by dependencies on third parties, such as our ability to obtain or renew on reasonable terms licenses that we need in the future, or our ability to secure or retain ownership or rights to use data in certain software analytics or services offerings.
2023 FORM 10-K 31

OPERATIONAL RISKS. Operational risk relates to risks arising from systems, processes, people and external events that affect the operation of our businesses. It includes risks related to product and service life cycle and execution; product safety and performance; information management and data protection and security, including cybersecurity; and supply chain and business disruption.

Operational execution - Operational challenges could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows. GE’s financial results depend on the successful execution of our businesses’ operating plans across all steps of the product and service life cycle. We seek to improve the operations and execution of our businesses on an ongoing basis, and our ability to make the desired improvements is an important factor in our profitability and overall financial performance. We also face operational risks in connection with launching or ramping newer product platforms, such as the Haliade-X offshore wind turbine platform or new onshore wind turbine models at Renewable Energy, or the LEAP or GE9X engines at Aerospace. Particularly with newer product platforms and technologies, our businesses seek to reduce the costs of these products over time with experience, and risks related to our supply chain, the availability of skilled labor, product quality, timely delivery or other aspects of operational execution can adversely affect our ability to meet customers' expectations, profits and cash flows. Many of our customer contracts are complex and contain provisions that could cause us to incur penalties, be liable for liquidated damages and incur unanticipated expenses with respect to the timely delivery, functionality, deployment, operation, durability, and availability of our products, solutions and services. Operational failures at any of our businesses that result in quality problems or potential product, environmental, health or safety risks, could have a material adverse effect on our business, reputation, financial position, cash flows and results of operations.

In addition, our Power and Renewable Energy businesses are often involved in large projects that pose unique risks related to their location, scale, complexity, duration and pricing or payment structure. At times, these businesses sell products through or with engineering, procurement and production firms, where we can be either a sub-supplier or a consortium partner. The scope of supply can range from products alone to extended plant scope, including plant-level guarantees. Delivering on large projects with multiple parties and subcontractors involved, particularly outside of mature markets in the U.S. and Europe, is highly complex with risks related to the safety and security of workers, impacts on local communities, corruption, breach or theft of intellectual property and other factors. Performance issues or schedule delays can arise due to inadequate technical expertise, unanticipated project modifications, developments at project sites, environmental, health and safety issues, execution by or coordination with suppliers, subcontractors or consortium partners, financial difficulties of our customers or significant partners or compliance with government regulations, and these can lead to cost overruns, contractual penalties, liquidated damages and other adverse consequences. Where GE is a member of a consortium, we are typically subject to claims based on joint and several liability, and claims can extend to aspects of the project or costs that are not directly related or limited to GE’s scope of work or over which GE does not have control. Operational, quality or other issues at large projects, or across our projects portfolio more broadly, can adversely affect GE’s business, reputation, cash flows or results of operations.

Product safety and quality - Our products and services are highly sophisticated and specialized, and a major failure or quality issue affecting our products or third-party products with which our products are integrated can adversely affect our business, reputation, financial position, results of operations and cash flows. We produce highly sophisticated products and provide specialized services for both our own and third-party products that incorporate or use complex or leading-edge technology, including both hardware and software. Many of our products and services involve complex industrial machinery or infrastructure projects, such as commercial jet engines, gas turbines, onshore and offshore wind turbines or nuclear power generation, and accordingly the adverse impact of product quality issues can be significant. Actual or perceived design, production, performance or other quality issues related to new product introductions or existing product lines can result in direct warranty, maintenance and other costs, including costs associated with project delays. For example, in the third quarter of 2022, we booked a provision due to changes in estimates for existing warranties for the deployment of repairs and other corrective measures to improve overall quality and fleet availability relating to our Onshore Wind business. Quality issues can also result in reputational harm to our businesses, with a potential loss of attractiveness of our products, solutions and services to new and existing customers. A widespread fleet issue could result in revenue loss while the associated product is suspended from operation. This risk is pronounced, for example, in connection with the introduction of new technology in the main components of offshore wind turbines due to the challenges of servicing and performing maintenance on offshore wind turbines and the difficulties associated with scaling up production of new components. In addition, a catastrophic product failure or similar event resulting in injuries or death, widespread outages, a fleet grounding or similar systemic consequences could have a material adverse effect on our business, reputation, financial position, cash flows and results of operations. Even when there have not been a particularly significant or widespread product failures in the field, many of our products and services must function under demanding operating conditions and meet exacting and evolving certification, performance, reliability and durability standards that we, our customers or regulators adopt. Developing and maintaining products that meet or exceed these can be costly and technologically challenging, and may also involve extensive coordination of suppliers and highly skilled labor from thousands of workers; a failure to deliver products and services that meet these standards could have significant adverse financial, competitive or reputational effects. Technical, mechanical and other failures occur from time to time, whether as a result of manufacturing or design defect, operational process or production issue attributable to us, our customers, suppliers, third party integrators or others.

In some circumstances we have also incurred and in the future we may continue to incur increased costs, delayed payments or lost equipment or services revenue in connection with a significant issue with a third party’s product with which our products are integrated, or if parts or other components that we incorporate in our products have defects or other quality issues. For example, a prolonged aircraft grounding, certification or production delays or other adverse developments with aircraft powered by our engines can pose risk to our Aerospace business. There can be no assurance that the operational processes around sourcing, product design, manufacture, performance and servicing that we or our customers or other third parties have designed to meet rigorous quality standards will be sufficient to prevent us or our customers or other third parties from experiencing operational process or product failures and other problems, including through manufacturing or design defects, process or other failures of contractors or third-party suppliers, cyber-
2023 FORM 10-K 32

attacks or other intentional acts, software vulnerabilities or malicious software, that could result in potential product, safety, quality, regulatory or environmental risks.

Cybersecurity - Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime, as well as cybersecurity failures, pose risk to our systems, networks, products, solutions, services and data. Increased global cybersecurity requirements, vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks such as ransomware, as well as cybersecurity failures resulting from human or technological errors, pose risk to the security of GE's and its customers', partners', suppliers' and third-party service providers' infrastructure, products, systems and networks and the confidentiality, availability and integrity of GE's and its customers' data, as well as associated financial and reputational risks. The perpetrators of such attacks include sophisticated malicious actors including states and state-affiliated actors targeting critical infrastructure. The risks in this area continue to grow, and cyberattacks are expected to accelerate on a global basis in frequency and impact as threat actors increasingly use artificial intelligence and other techniques to circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to promptly or effectively detect, investigate, remediate or recover from cybersecurity attacks, which may result in material harm to our systems, information or business.

We have experienced, and expect to continue to experience, cyberattacks of varying degrees of sophistication and other cybersecurity incidents. Bad actors have attempted and we expect will continue to attempt to use our separation of GE HealthCare in January 2023 and the planned separation of GE Aerospace and GE Vernova into independent companies as an opportunity to launch attacks or increase their number of attacks against GE’s networks and systems, as well as attempt to use social engineering tactics or phishing emails to induce our employees to reveal sensitive information or install malware. A significant cyber-related attack against us, a key third-party system or a network that we use, or in one of our industries such as an attack on power grids, power plants or commercial aircraft (even if such an attack does not involve GE products, services or systems), could adversely affect our business. The large number of suppliers that we work with requires significant effort for the initial and ongoing verification of the effective implementation of cybersecurity requirements by suppliers. The increasing degree of interconnectedness between GE and its partners, suppliers and customers also poses a risk to the security of GE’s network as well as the larger ecosystem in which GE operates. Our risk mitigation efforts may fail to prevent, detect and limit the impact of cyber-related attacks, and we remain vulnerable to known and unknown cybersecurity threats.

The continued adoption of new technologies by our businesses and our suppliers also increases our exposure to cybersecurity threats. An unknown vulnerability or compromise in our or a third-party product (for example, open source software) may expose our systems, networks, software or connected products to malicious actors and lead to the misuse or unintended use of our products, loss of GE intellectual property, misappropriation of sensitive, confidential or personal data, safety risks or unavailability of equipment. We also have access to sensitive, classified, confidential or personal data or information in certain of our businesses that is subject to privacy and security laws, regulations or customer-imposed controls. We are vulnerable to security breaches, theft, misplaced, lost or corrupted data, programming errors and misconfigurations, employee errors (including as a result of social engineering/phishing) and/or malfeasance (including misappropriation by insiders or departing employees) that may compromise sensitive, classified, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of or denial of access to information, defective products, production downtimes and operational disruptions. In addition, our suppliers may be the victim of a cyber-related incident that could compromise our intellectual property, personal data or other confidential information, or result in production downtimes and operational disruptions that could cause us to breach our commitments to customers. An unknown security vulnerability or malicious software in a product used by a supplier to deliver a service or embedded in a supplier’s product that is later integrated into a GE product could lead to a vulnerability in the security of GE’s product or, if used internally in the GE network environment, to a compromise of the GE network, which may lead to the loss of information or operational disruptions. Cybersecurity-related and data privacy and protection laws and regulatory regimes are evolving, can vary significantly by country and present increasing compliance challenges, and we from time to time receive, and in the future will likely receive, regulatory inquiries about specific incidents or aspects of our cybersecurity framework; these dynamics increase our costs, affect our competitiveness and can expose us to fines or other penalties and reputational risks. In addition, cybersecurity incidents can result in other negative consequences, regardless of whether the direct effects of an incident are significant, including damage to our reputation or competitiveness, restoration and remediation costs, increased digital infrastructure or related costs that are not covered by insurance, and costs or fines arising from litigation or regulatory investigations or actions. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

Supply chain - Significant raw material or other component shortages, supplier capacity constraints, supplier or customer production disruptions, supplier quality and sourcing issues or price increases have increased, and may continue to increase, our operating costs and can adversely impact the competitive positions of our products. Our reliance on third-party suppliers, contract manufacturers and service providers, and commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials, parts, components, systems and services. As our supply chains are complex and extend into many different countries and regions around the world, we are also subject to global economic and geopolitical dynamics and risks associated with exporting components manufactured in particular countries for incorporation into finished products completed in other countries. We operate in a supply-constrained environment and are facing, and may continue to face, supply-chain shortages, inflationary pressures, shortages of skilled labor, transportation and logistics challenges and manufacturing disruptions that impact our revenues, profitability and timeliness in fulfilling customer orders. We anticipate supply chain pressures across our businesses will continue to challenge and adversely affect our operations and financial performance for some period of time. For example, successfully executing the significant production and delivery ramp-up efforts at our Aerospace business from both strong demand for newer engine platforms such as the LEAP and the aviation sector’s recovery from the COVID-19 pandemic, depends in part on our suppliers having access to the materials and skilled labor they require and making timely deliveries to
2023 FORM 10-K 33

us, as well as meeting the required quality and performance standards for commercial aviation. In addition, some of our suppliers or their sub-suppliers are limited- or sole-source suppliers, and our ability to meet our obligations to customers depends on the performance, product quality and stability of such suppliers. We also have internal dependencies on certain key GE manufacturing or other facilities. Disruptions in deliveries, capacity constraints, production disruptions up- or down-stream, price increases, or decreased availability of raw materials or commodities, including as a result of war, natural disasters (including the effects of climate change such as sea level rise, drought, flooding, wildfires and more intense weather events), actual or threatened public health pandemics or emergencies or other business continuity events, adversely affect our operations and, depending on the length and severity of the disruption, can limit our ability to meet our commitments to customers or significantly impact our operating profit or cash flows. Quality, capability, compliance and sourcing issues experienced by third-party providers can also adversely affect our costs, margin rates and the quality and effectiveness of our products and services and result in liability and reputational harm. The harm to us could be significant if, for example, a quality issue at a supplier or with components that we integrate into our products results in a widespread quality issue across one of our product lines or our installed base of equipment. In addition, our suppliers may experience cyber-related attacks, as described above, which could negatively impact their ability to meet their delivery obligations to us and in turn have an adverse effect on our ability to meet our commitments to customers.

FINANCIAL RISKS. Financial risk relates to our ability to meet financial goals and obligations and mitigate exposure to broad market risks, including credit risk; funding and liquidity risks, such as risk related to our credit ratings and our availability and cost of funding; and volatility in foreign currency exchange rates, interest rates and commodity prices. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations, and we face credit risk arising from both our industrial businesses and from our remaining financial services operations. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise, and could potentially impact our financial condition, cash flow or overall safety and soundness.

Customers and counterparties - Global economic, industry-specific or other developments that weaken the financial condition or soundness of significant customers, governments or other parties we deal with can adversely affect our business, results of operations and cash flows. The business and operating results of our businesses have been, and will continue to be, affected by worldwide economic conditions, including conditions in the air transportation, power generation, renewable energy and other industries we serve. Existing or potential customers may delay or cancel plans to purchase our products and services, including large infrastructure projects, and may not be able to fulfill their obligations to us in a timely fashion or at all as a result of business deterioration, cash flow shortages or difficulty obtaining financing for particular projects or due to macroeconomic conditions, geopolitical disruptions, changes in law or other challenges affecting the strength of the global economy. The airline industry, for example, is highly cyclical, and sustained economic growth and political stability in both developed and emerging markets are principal factors underlying long-term air traffic growth; the current macroeconomic and geopolitical environment and the potential for recession pose risks to the rate of that growth. Aviation sector activity is also particularly influenced by the actions of a small group of large original equipment manufacturers, as well as large airlines in various geographies. We have significant business with, and credit exposure to, some of our largest aviation customers and accordingly our Aerospace business performance can be adversely affected by challenges that individual customers or the industry faces related to factors such as competition, the need for cost reduction, financial stability and soundness, and the availability of aircraft leasing and financing alternatives, the satisfaction of certification or other regulatory requirements for aircraft in various jurisdictions, the retirement of older aircraft and other dynamics affecting the original equipment and aftermarket service markets, or by a significant disruption of air travel such as what occurred during the COVID-19 pandemic. A potential future disruption in connection with a terrorist incident, cyberattack, actual or threatened public health pandemic or emergency or recessionary economic environment that results in the loss of business and leisure traffic could also adversely affect these customers, their ability to fulfill their obligations to us in a timely fashion or at all, demand for our products and services and the viability of a customer’s business. (See also Risk Factors - Commercial aviation sector.) In our Power and Renewable Energy businesses, our customers also face a variety of challenges, including in connection with decarbonization, industry consolidation, competition and shifts in the availability of financing for certain types of power projects or technologies (such as prohibitions on financing for fossil fuel-based projects or technologies); these dynamics can also have a significant impact on the operating results and outlooks for our businesses. In addition, our customers include numerous governmental entities within and outside the U.S., including the U.S. federal government and state and local entities. We also at times face greater challenges collecting on receivables with customers that are sovereign governments or located in emerging markets. If there is significant deterioration in the global economy, in our industries, in financial markets or with particular significant counterparties, our results of operations, financial position and cash flows could be materially adversely affected.

Run-off insurance and banking operations - We continue to have exposure to our run-off insurance operations and Bank BPH mortgage portfolio in Poland. While in recent years we have greatly reduced the scope of GE’s former financial services operations, we continue to retain significant exposure to legacy insurance and other financial services operations that will run off over a long period of time and, in the event of future adverse developments, could cause funding or liquidity stress. For example, it is possible that results of our statutory testing of insurance reserves in future years will require capital contributions to our insurance subsidiaries, even after we make the expected capital contribution in the first quarter of 2024 that will complete the contributions in connection with the statutory permitted practice approved in 2018 by the KID. Our statutory testing of insurance reserves is subject to a variety of assumptions, including assumptions about the discount rate (which is sensitive to changes in market interest rates), morbidity, mortality and future long-term care premium increases. Future adverse changes to these assumptions (to the extent not offset by any favorable changes to these assumptions) could result in an increase to future policy benefit reserves and, potentially, to the amount of capital we are required to contribute to our insurance subsidiaries (as discussed in the Other Items - Insurance section within MD&A). In addition, we have exposure to various financial counterparties that pose credit and other risks in the event of insolvency or other default. For example, a portion of our run-off insurance operations’ assets are held in trust accounts associated with reinsurance contracts. For our UFLIC subsidiary, such trust assets are currently held in trusts for the benefit of insurance company subsidiaries of Genworth, which has stated
2023 FORM 10-K 34

in the past that it will not bolster the capital position of its insurance subsidiaries. Solvency or other concerns about Genworth or its insurance company subsidiaries may cause those subsidiaries or their regulators to take or attempt to take actions that could adversely affect UFLIC, including control over assets in the relevant trusts. It is also possible that additional contingent liabilities and loss estimates for Bank BPH, in connection with the ongoing litigation in Poland related to its portfolio of residential mortgage loans denominated in or indexed to foreign currencies (see Note 24), will need to be recognized (or loss estimates may increase in the future) and will become payable. Though we may consider strategic options to accelerate the further reduction in the size of these remaining financial services operations, such options may not be viable or attractive because of the associated cash payments, financial charges or other adverse effects. There can be no assurance that future liabilities, losses or impairments to the carrying value of assets within our financial services operations would not materially and adversely affect GE’s business, financial position, cash flows, results of operations or capacity to provide financing to support orders at the businesses.

Borrowings & liquidity – We may face risks related to our debt levels, particularly in severely adverse market conditions, and future credit downgrades could adversely affect our liquidity, funding costs and related margins. We have significantly reduced our debt levels over the past several years through liability management actions, and we intend to maintain a sustainable investment-grade long-term credit rating. Existing debt may adversely impact our ability to obtain new debt financing on favorable terms in the future, particularly if coupled with downgrades of our credit ratings or a deterioration of capital markets conditions more generally. There can be no assurance that we will not face future credit rating downgrades as a result of factors such as the performance of our businesses, reduced diversification of GE’s businesses following the planned separation into three independent companies or changes in rating application or methodology, and future downgrades could adversely affect our cost of funds, liquidity and competitive position. Further, our swap, forward and option contracts are executed under standard master agreements that typically contain mutual downgrade provisions that provide the ability of the counterparty to require termination if the credit ratings of the applicable GE entity were to fall below specified ratings levels. In addition, if we are unable to generate cash flows in accordance with our plans or face unforeseen needs for capital, we may adopt changes to our capital allocation plans (such as plans related to the timing or amounts of investments or capital expenditures, share repurchases or dividends) or take other actions. For additional discussion about our credit ratings and related considerations, refer to the Capital Resources and Liquidity section within MD&A.

Postretirement benefit plans - Increases in pension, healthcare and life insurance benefits obligations and costs can adversely affect our earnings, cash flows and further progress toward our leverage goals. Our results of operations, cash flow and financial condition may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations, which reflect assumptions about financial markets, interest rates and other economic conditions such as the discount rate and the expected long-term rate of return on plan assets. We are also required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase to equity. The factors that impact our pension calculations are subject to changes in key economic indicators, and future decreases in the discount rate or low returns on plan assets can increase our funding obligations and adversely impact our financial results. In addition, although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense, such as sustained market volatility, would also likely affect the amount of cash we would be required to contribute to pension plans under ERISA. Such factors could also result in a failure to achieve expected returns on plan assets. In addition, there may be upward pressure on the cost of providing healthcare benefits to current and future retirees. There can be no assurance that the measures we have taken to control increases in these costs, or that the assignment of assets and liabilities with respect to certain U.S. and non-U.S. benefit plans in connection with GE’s separation into three independent companies, will succeed in limiting cost increases, and continued upward pressure could reduce our profitability. For a discussion regarding how our financial statements have been and can be affected by our pension and healthcare benefit obligations, see Note 13.

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

Regulatory - We are subject to a wide variety of laws, regulations and government policies that require ongoing compliance efforts and may change in significant ways. Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies that require ongoing compliance efforts. There can be no assurance that laws, regulations and policies will not be changed or interpreted or enforced in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, recent trends globally toward increased protectionism, import and export controls, required licenses or authorizations to engage in business dealings with certain countries or entities, the use of tariffs, restrictions on outbound investment and other trade barriers can result in actions by governments around the world that have been and may continue to be disruptive and costly to our businesses, and can interfere with our global operating model and weaken our competitive position. In addition, changes in environmental and climate change laws, regulations or policies (including carbon pricing, emission standards or sustainable finance, among others) affecting the power or aviation sectors could lead to additional costs or compliance requirements, a need for additional investment in product designs, require carbon offset investments or otherwise negatively impact our businesses or competitive position. Other legislative and regulatory areas of significance for our businesses that U.S. and non-U.S. governments have focused and continue to focus on include cybersecurity, data privacy and sovereignty, artificial intelligence, anti-corruption, competition law, public procurement law, compliance with complex trade controls and economic sanctions laws, technical regulations or local content requirements that could result in market access criteria that our products cannot or do not meet, foreign exchange intervention in response to currency volatility and currency controls that could restrict the movement of liquidity from particular jurisdictions. Potential changes to tax laws, including changes to taxation of global income, may have an effect on our subsidiaries' structure, operations, sales, liquidity, cash flows, capital requirements, effective tax rate and performance. For example, legislative or regulatory measures by
2023 FORM 10-K 35

U.S. federal, states or non-U.S. governments, or rules, interpretations or audits under new or existing tax laws such as global minimum taxes or other changes to the treatment of global income could increase our cash tax costs and effective tax rate. Regulation or government scrutiny may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Furthermore, we make sales to U.S. and non-U.S. governments and other public sector customers, and we participate in various governmental financing programs, that require us to comply with strict governmental regulations. As a U.S. government contractor, we are also subject to risks relating to U.S. government audits and investigations that in the past have led, and in the future may lead to, fines, damages or other penalties. Inability to comply with applicable regulations could adversely affect our status with government customers or our ability to participate in projects, and could have collateral consequences such as suspension or debarment. Suspension or debarment, depending on the entity involved and length of time, can limit our ability to bid for new U.S. government contracts or business with other government-related customers, or to participate in projects involving multilateral development banks, and this could adversely affect our results of operations, financial position and cash flows.

Legal proceedings - We are subject to a variety of legal proceedings, disputes, investigations and legal compliance risks, including contingent liabilities from businesses that we have exited or are inactive. We are subject to a variety of legal proceedings, commercial disputes, legal compliance risks and environmental, health and safety compliance risks in virtually every part of the world. We, our representatives and the industries in which we operate are subject to continuing scrutiny by regulators, other governmental authorities and private sector entities or individuals in the U.S., the European Union, China and other jurisdictions, which have led or may, in certain circumstances, lead to enforcement actions, adverse changes to our business practices, fines and penalties, required remedial actions such as contaminated site clean-up or other environmental claims, or the assertion of private litigation claims and damages that could be material. For example, since our acquisition of Alstom's Thermal, Renewables and Grid businesses in 2015, we are subject to legacy legal proceedings and legal compliance risks that relate to claimed anti-competitive conduct or corruption by Alstom in the pre-acquisition period, and payments for settlements, judgments, penalties or other liabilities in connection with those matters have resulted and will in the future result in cash outflows. In addition, while in December 2020 we entered into a settlement to conclude a previously disclosed SEC investigation of GE, we remain subject to shareholder lawsuits related to the Company's financial performance, accounting and disclosure practices and related legacy matters. We have observed that these proceedings related to claims about past financial performance and reporting pose particular reputational risks for the Company that can cause new allegations about past or current misconduct, even if unfounded, to have a more significant impact on our reputation and how we are viewed by investors, customers and others than they otherwise would. The estimation of legal reserves or possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations, and the actual losses arising from particular matters may exceed our current estimates and adversely affect our results of operations. The risk management and compliance programs we have adopted and related actions that we take may not fully mitigate legal and compliance risks that we face, particularly in light of the global and diverse nature of our operations and the current enforcement environments in many jurisdictions. For example, when we investigate potential noncompliance under U.S. and non-U.S. law involving GE employees or third parties we work with, in some circumstances we make self-disclosures about our findings to the relevant authorities who may pursue or decline to pursue enforcement proceedings against us in connection with those matters. We are also subject to material trailing legal liabilities from businesses that we have exited or are inactive. We also expect that additional legal proceedings and other contingencies will arise from time to time. Moreover, we sell products and services in growth markets where claims arising from alleged violations of law, product failures or other incidents involving our products and services are adjudicated within legal systems that are less developed and less reliable than those of the U.S. or other more developed markets, and this can create additional uncertainty about the outcome of proceedings before courts or other governmental bodies in those markets. See Note 24 for further information about legal proceedings and other loss contingencies.

LEGAL PROCEEDINGS. Refer to Legal Matters and Environmental, Health and Safety Matters in Note 24 to the consolidated financial statements for information relating to legal proceedings.

2023 FORM 10-K 36

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

The Company engaged Deloitte & Touche LLP, an independent registered public accounting firm, to audit and render an opinion on the consolidated financial statements and internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB).

The Board of Directors, through its Audit Committee, which consists entirely of independent directors, meets periodically with management, internal auditors, and our independent registered public accounting firm to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting. Deloitte & Touche LLP and the internal auditors each have full and free access to the Audit Committee.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2023, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ H. Lawrence Culp, Jr.	/s/ Rahul Ghai
H. Lawrence Culp, Jr.	Rahul Ghai
Chairman and Chief Executive Officer	Chief Financial Officer
February 2, 2024

DISCLOSURE CONTROLS. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2023. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
2023 FORM 10-K 37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of General Electric Company

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of General Electric Company and subsidiaries (the "Company") as of December 31, 2023, and 2022, the related consolidated statements of earnings (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Sales of services - Revenue recognition on certain Power long-term service agreements - Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description
The Company enters into long-term service agreements with customers within its Power segment. These agreements require the Company to provide preventative and routine maintenance services, outage services, and stand-by “warranty-type” services, which generally range from 5 to 25 years. Revenue for these agreements is recognized using the percentage of completion method, based on costs incurred relative to total estimated costs over the contract term. As part of the revenue recognition process, the Company estimates both customer payments that are expected to be received and costs to perform maintenance services over the contract term. Key assumptions within those estimates that require significant judgment from management include: (a) how the customer will utilize the assets covered over the contract term, (b) the expected timing and extent of future maintenance and outage services, (c) the future cost of materials, labor, and other resources, and (d) forward looking information concerning market conditions.

Given the complexity involved with evaluating the key estimates, which includes significant judgment necessary to estimate future costs, auditing management’s assumptions within the key estimates required a high degree of auditor judgment and extensive audit effort, including the involvement of professionals with specialized skills and industry knowledge.

How the Critical Audit Matter Was Addressed in the Audit
Our auditing procedures over the key estimates and assumptions described above related to the amount and timing of revenue recognition of the long-term service agreements, within the Power segment, included the following, among others:
•We tested the effectiveness of controls over the revenue recognition process for the long-term service agreements, including controls over management’s key estimates.
•We evaluated management’s risk assessment process through observation of key meetings and processes, including inspection of documentation, addressing contract status and current market conditions.
•We evaluated the appropriateness and consistency of management’s methods and key assumptions to develop cost estimates, including expected timing and extent of future maintenance and outage services as well as the future cost of materials, labor and other resources, all of which impact contract margin.
2023 FORM 10-K 38

•We tested management’s utilization assumptions for timing and extent of future maintenance and overhaul services projected for the contract term by comparing current estimates to historical information and forward-looking market conditions.
•We tested management’s process for estimating the timing and amount of costs associated with maintenance, outage, and other major events throughout the contract term, including comparing estimates to historical cost experience, performing a retrospective review, performing analytical procedures, and utilizing specialists to evaluate engineering studies used by the Company to estimate the useful life of capital parts of certain installed equipment.

Sales of services - Revenue recognition on certain Aerospace long-term service agreements - Refer to Notes 1 and 8 to the financial statements

Critical Audit Matter Description
The Company enters into long-term service agreements with certain customers. These agreements require the Company to provide maintenance services for customer assets over the contract term, which generally range from 10 to 25 years. Revenue for these agreements is recognized using the percentage of completion method, based on costs incurred relative to total estimated costs over the contract term. As part of the revenue recognition process, the Company estimates both customer payments that are expected to be received and costs to perform maintenance services over the contract term. Key assumptions within those estimates that require significant judgment from management include: (a) how the customer will utilize the assets covered over the contract term; (b) the expected timing and extent of future overhaul services; (c) the future cost of materials, labor, and other resources; and (d) forward looking information concerning market conditions.

Given the complexity involved with evaluating the key estimates, which includes significant judgment necessary to estimate future costs, auditing these assumptions required a high degree of auditor judgment and extensive audit effort, including the involvement of professionals with specialized skills and industry knowledge.

How the Critical Audit Matter Was Addressed in the Audit
Our auditing procedures over the key estimates described above related to the amount and timing of revenue recognition of the long-term service agreements included the following, among others:
•We tested the effectiveness of controls over the revenue recognition process for the long-term service agreements, including controls over management’s key estimates.
•We evaluated management’s risk assessment process through observation of key meetings and processes, including inspection of documentation, addressing contract status and current market conditions including the timely incorporation of changes that affect total estimated costs to complete the contract.
•We evaluated the appropriateness and consistency of management’s methods and key assumptions applied in recognizing revenue and developing cost estimates.
•We tested management’s utilization assumptions for the assets covered over the contract term, which impact the estimated timing and extent of future maintenance and overhaul services by comparing current estimates to historical information and forward-looking market conditions.
•We tested management’s process for estimating the timing and amount of costs associated with overhaul and other maintenance events throughout the contract term, including comparing estimates to historical cost experience, performing a retrospective review, performing analytical procedures, and utilizing specialists to evaluate statistical models used by the Company to estimate the useful life of certain components of the installed engines.

Future Policy Benefits - refer to Note 12 to the financial statements

Critical Audit Matter Description
The liability for future policy benefits as of December 31, 2023 is measured under ASU 2018-12 “Targeted Improvements to the Accounting for Long Duration Contracts” (LDTI) based on current assumptions applied to the underlying policy cash flows. The liability for future policy benefits includes $26,832 million for long term care policies.

Significant uncertainties exist in evaluating future cash flow projections, including consideration of a wide range of possible outcomes of future events over the life of the insurance contracts that can extend for long periods of time.

Key assumptions impacting the cash flow projections used in the measurement of such liabilities that are sensitive and are more subjective requiring significant judgment by management are rate of changes in morbidity and future long-term care premium rate increases.

Given the significant judgments required by management, auditing the liability for future policy benefits required a high degree of auditor judgment and an increased extent of effort, including the involvement of actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures, including those performed by our actuarial specialists, included the following, among others:
We tested the effectiveness of controls related to the determination of the liability for future policy benefits.
•We evaluated judgments applied by management in setting key assumptions by considering actual experience, sensitivity analysis and relevant industry data, when available. We performed retrospective reviews of future long-term care premium rate increases to evaluate for management bias.
2023 FORM 10-K 39

•We tested the underlying data for completeness and accuracy, including historical cash flows that served as a basis for the actuarial estimates.
•We performed policy level testing to assess that management’s intended assumptions were used and the model accurately calculated the cash flow projections.
•We validated the levels of aggregation of the liability calculations determined by the Company were in accordance with their policy and performed recalculations on a sample basis to validate the appropriateness of the discount rate assumptions used and tested the application of the net premium ratio used to measure the liability for future policy benefits.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 2, 2024
We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of General Electric Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of General Electric Company and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 2, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 2, 2024

2023 FORM 10-K 40

STATEMENT OF EARNINGS (LOSS)
For the years ended December 31 (In millions; per-share amounts in dollars)	2023	2022	2021
Sales of equipment	$26,793	$22,334	$25,096
Sales of services	37,772	32,808	28,272
Insurance revenues (Note 12)	3,389	2,957	3,101
Total revenues	67,954	58,100	56,469

Cost of equipment sold	27,683	23,743	25,161
Cost of services sold	22,709	20,529	18,217
Selling, general and administrative expenses	9,195	9,173	8,177
Separation costs (Note 20)	978	715	—
Research and development	1,907	1,786	1,682
Interest and other financial charges	1,118	1,477	1,790
Debt extinguishment costs	—	465	6,524
Insurance losses, annuity benefits and other costs (Note 12)	2,886	2,592	2,174
Non-operating benefit cost (income)	(1,585)	(409)	1,136
Total costs and expenses	64,891	60,071	64,861

Other income (loss) (Note 19)	7,129	1,172	2,696

Earnings (loss) from continuing operations before income taxes	10,191	(799)	(5,695)
Benefit (provision) for income taxes (Note 15)	(1,162)	3	757
Earnings (loss) from continuing operations	9,029	(795)	(4,939)
Earnings (loss) from discontinued operations, net of taxes (Note 2)	414	1,202	(1,469)
Net earnings (loss)	9,443	407	(6,408)
Less net earnings (loss) attributable to noncontrolling interests	(37)	67	(71)
Net earnings (loss) attributable to the Company	9,481	339	(6,337)
Preferred stock dividends and other	(295)	(289)	(237)
Net earnings (loss) attributable to GE common shareholders	$9,186	$51	$(6,573)

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$9,029	$(795)	$(4,939)
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(38)	16	(117)
Earnings (loss) from continuing operations attributable to the Company	9,067	(811)	(4,821)
Preferred stock dividends and other	(295)	(289)	(237)
Earnings (loss) from continuing operations attributable
to GE common shareholders	8,772	(1,100)	(5,058)
Earnings (loss) from discontinued operations attributable
to GE common shareholders	414	1,151	(1,515)
Net earnings (loss) attributable to GE common shareholders	$9,186	$51	$(6,573)

Earnings (loss) per share from continuing operations (Note 18)
Diluted earnings (loss) per share	$7.98	$(1.00)	$(4.62)
Basic earnings (loss) per share	$8.06	$(1.00)	$(4.62)

Net earnings (loss) per share (Note 18)
Diluted earnings (loss) per share	$8.36	$0.05	$(6.00)
Basic earnings (loss) per share	$8.44	$0.05	$(6.00)

2023 FORM 10-K 41

STATEMENT OF FINANCIAL POSITION
December 31 (In millions)	2023	2022
Cash, cash equivalents and restricted cash	$16,967	$15,810
Investment securities (Note 3)	5,706	7,609
Current receivables (Note 4)	15,466	14,831
Inventories, including deferred inventory costs (Note 5)	16,528	14,891
Current contract assets (Note 8)	1,500	2,467
All other current assets (Note 9)	1,647	1,400
Assets of businesses held for sale (Note 2)	1,985	1,374
Current assets	59,799	58,384

Investment securities (Note 3)	38,000	36,027
Property, plant and equipment – net (Note 6)	12,494	12,192
Goodwill (Note 7)	13,385	12,999
Other intangible assets – net (Note 7)	5,695	6,105
Contract and other deferred assets (Note 8)	5,406	5,776
All other assets (Note 9)	15,997	15,477
Deferred income taxes (Note 15)	10,575	10,001
Assets of discontinued operations (Note 2)	1,695	31,890
Total assets	$163,045	$188,851

Short-term borrowings (Note 10)	$1,253	$3,739
Accounts payable and equipment project payables (Note 11)	15,408	15,399
Progress collections and deferred income (Note 8)	19,677	16,216
All other current liabilities (Note 14)	12,712	12,130
Liabilities of businesses held for sale (Note 2)	1,826	1,944
Current liabilities	50,876	49,428

Deferred income (Note 8)	1,339	1,409
Long-term borrowings (Note 10)	19,711	20,320
Insurance liabilities and annuity benefits (Note 12)	39,624	36,845
Non-current compensation and benefits (Note 13)	11,214	10,400
All other liabilities (Note 14)	10,508	11,063
Liabilities of discontinued operations (Note 2)	1,193	24,474
Total liabilities	134,466	153,938

Preferred stock (Note 16)	—	6
Common stock (Note 16)	15	15
Accumulated other comprehensive income (loss) – net attributable to GE (Note 16)	(6,150)	(2,272)
Other capital	26,962	34,173
Retained earnings	86,527	82,983
Less common stock held in treasury	(79,976)	(81,209)
Total GE shareholders’ equity	27,378	33,696
Noncontrolling interests	1,202	1,216
Total equity	28,579	34,912
Total liabilities and equity	$163,045	$188,851

2023 FORM 10-K 42

STATEMENT OF CASH FLOWS
For the years ended December 31 (In millions)	2023	2022	2021
Net earnings (loss)	$9,443	$407	$(6,408)
(Earnings) loss from discontinued operations activities	(414)	(1,202)	1,469
Adjustments to reconcile net earnings (loss) to cash from (used for) operating activities:
Depreciation and amortization of property, plant and equipment	1,473	1,564	1,622
Amortization of intangible assets (Note 7)	606	1,338	738
(Gains) losses on purchases and sales of business interests (Note 19)	(104)	(60)	52
(Gains) losses on retained and sold ownership interests and other equity securities	(5,842)	113	(1,632)
Debt extinguishment costs	—	465	6,524
Principal pension plans cost (Note 13)	(1,108)	376	1,766
Principal pension plans employer contributions	(212)	(204)	(205)
Other postretirement benefit plans (net)	(644)	(755)	(900)
Provision (benefit) for income taxes	1,162	(3)	(757)
Cash recovered (paid) during the year for income taxes	(1,148)	(430)	(373)
Changes in operating working capital:
Decrease (increase) in current receivables	(833)	(2,719)	524
Decrease (increase) in inventories, including deferred inventory costs	(1,524)	(1,925)	(306)
Decrease (increase) in current contract assets	1,283	1,652	1,007
Increase (decrease) in accounts payable and equipment project payables	(221)	2,236	(390)
Increase (decrease) in progress collections and current deferred income	2,933	2,348	(1,113)
Financial services derivatives net collateral/settlement	3	(154)	(1,143)
All other operating activities	717	998	(1,326)
Cash from (used for) operating activities – continuing operations	5,570	4,043	(850)
Cash from (used for) operating activities – discontinued operations	(391)	1,873	4,332
Cash from (used for) operating activities	5,179	5,916	3,481

Additions to property, plant and equipment and internal-use software	(1,595)	(1,174)	(1,113)
Dispositions of property, plant and equipment	89	206	151
Proceeds from sale of discontinued operations	—	—	22,356
Proceeds from principal business dispositions	—	15	—
Net cash from (payments for) principal businesses purchased	(365)	(30)	(69)
Dispositions of retained ownership interests	9,004	4,717	4,145
Net (purchases) dispositions of insurance investment securities	(986)	(876)	(1,290)
All other investing activities	791	8,033	1,641
Cash from (used for) investing activities – continuing operations	6,938	10,891	25,822
Cash from (used for) investing activities – discontinued operations	(2,960)	(8,621)	(4,443)
Cash from (used for) investing activities	3,977	2,270	21,379

Net increase (decrease) in borrowings (maturities of 90 days or less)	(55)	56	(704)
Newly issued debt (maturities longer than 90 days)	11	16	359
Repayments and other debt reductions (maturities longer than 90 days)	(3,360)	(11,202)	(36,510)
Dividends paid to shareholders	(589)	(639)	(575)
Cash received (paid) for debt extinguishment costs	—	338	(7,196)
Redemption of GE preferred stock	(5,795)	(144)	—
Purchases of GE common stock for treasury	(1,233)	(1,048)	(107)
All other financing activities	410	(1,065)	(523)
Cash from (used for) financing activities – continuing operations	(10,612)	(13,688)	(45,256)
Cash from (used for) financing activities – discontinued operations	2,000	8,102	(140)
Cash from (used for) financing activities	(8,613)	(5,585)	(45,397)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	120	(369)	(213)
Increase (decrease) in cash, cash equivalents and restricted cash	$664	$2,232	$(20,750)
Cash, cash equivalents and restricted cash at beginning of year	$19,092	$16,859	$37,608
Cash, cash equivalents and restricted cash at December 31	19,755	19,092	16,859
Less cash, cash equivalents and restricted cash of discontinued operations at December 31	1,396	2,627	1,332
Cash, cash equivalents and restricted cash of continuing operations at December 31	$18,360	$16,464	$15,527
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(1,067)	$(1,561)	$(2,536)
2023 FORM 10-K 43

STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31 (In millions)	2023	2022	2021
Net earnings (loss)	$9,443	$407	$(6,408)
Less: net earnings (loss) attributable to noncontrolling interests	(37)	67	(71)
Net earnings (loss) attributable to the Company	$9,481	$339	$(6,337)

Currency translation adjustments	2,274	(1,326)	(172)
Benefit plans	(4,747)	2,889	9,044
Investment securities and cash flow hedges	968	(7,099)	(1,299)
Long-duration insurance contracts(a)	(2,371)	8,126	2,599
Less: other comprehensive income (loss) attributable to noncontrolling interests	2	1	5
Other comprehensive income (loss) attributable to the Company	$(3,878)	$2,589	$10,166

Comprehensive income (loss)	$5,567	$2,996	$3,764
Less: comprehensive income (loss) attributable to noncontrolling interests	(35)	68	(66)
Comprehensive income (loss) attributable to the Company	$5,602	$2,928	$3,830
(a) Represents the net after-tax change in future policy benefit reserves and related reinsurance recoverables from updating the discount rate. See Note 12 for further information.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31 (In millions)	2023	2022	2021
Preferred stock issued(a)	$—	$6	$6
Common stock issued	$15	$15	$15

Beginning balance	(2,272)	(4,860)	(9,749)
Currency translation adjustments	2,270	(1,324)	(174)
Benefit plans	(4,745)	2,886	9,041
Investment securities and cash flow hedges	968	(7,099)	(1,299)
Long-duration insurance contracts	(2,371)	8,126	2,599
Adoption of new accounting standards	—	—	(5,278)
Accumulated other comprehensive income (loss)	$(6,150)	$(2,272)	$(4,860)
Beginning balance	34,173	34,691	34,307
Gains (losses) on treasury stock dispositions	(1,845)	(741)	(740)
Stock-based compensation	355	362	429
Other changes(a)	(5,721)	(139)	696
Other capital	$26,962	$34,173	$34,691
Beginning balance	82,983	83,286	92,247
Net earnings (loss) attributable to the Company	9,481	339	(6,337)
Dividends and other transactions with shareholders(b)	(5,937)	(642)	(617)
Adoption of new accounting standards	—	—	(2,007)
Retained earnings	$86,527	$82,983	$83,286
Beginning balance	(81,209)	(81,093)	(81,961)
Purchases	(1,244)	(1,048)	(107)
Dispositions	2,477	931	974
Common stock held in treasury	$(79,976)	$(81,209)	$(81,093)
GE shareholders' equity balance	27,378	33,696	32,044
Noncontrolling interests balance	1,202	1,216	1,302
Total equity balance at December 31	$28,579	$34,912	$33,346
(a) Included decreases of $5,795 million and $144 million, substantially all in Other capital related to our redemption of GE preferred stock in the years ended December 31, 2023 and 2022, respectively. Included a $687 million increase in all Other capital related to the change in par value of issued common stock from $0.06 to $0.01 in the year ended December 31, 2021.
(b) Included a $5,300 million decrease in Retained earnings reflecting a pro-rata distribution of approximately 80.1% of the shares of GE HealthCare on January 3, 2023.
2023 FORM 10-K 44

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

CONSOLIDATION. Our financial statements consolidate all of our affiliates, entities where we have a controlling financial interest, most often because we hold a majority voting interest, or where we are required to apply the variable interest entity (VIE) model because we have a variable interest in an entity and are the primary beneficiary of the entity. We reevaluate whether we have a controlling financial interest in all entities when our rights and interests change.

REVENUES FROM THE SALE OF EQUIPMENT. Performance Obligations Satisfied Over Time. We recognize revenue on agreements for the sale of customized goods including power generation and aerospace equipment and long-term construction projects on an over-time basis as we customize the customer's equipment during the manufacturing or integration process and obtain right to payment for work performed.

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

Some of our contracts require us to make payments to customers related to failure to deliver our equipment on-time or meeting certain performance specifications, which is factored into our estimate of variable consideration using the expected value method and taking into consideration performance relative to our contractual obligations, specified liquidated damages rates, if applicable, and history of paying liquidated damages to the customer or similar customers.

During 2023, primarily as a result of changes in product and project cost estimates, we recorded additional project losses for certain Haliade-X contracts of $379 million. Further changes in our execution timelines or other adverse developments could result in further losses beyond the amounts that we currently estimate.

Our billing terms for these over-time contracts are generally based on achieving specified milestones. The differences between the timing of our revenue recognized (based on costs incurred) and customer billings (based on contractual terms) results in changes to our contract asset or contract liability positions. See Note 8 for further information.

Performance Obligations Satisfied at a Point in Time. We recognize revenue on agreements for non-customized equipment including commercial aircraft engines and other goods we manufacture on a standardized basis for sale to the market at the point in time that the customer obtains control of the product, which is generally no earlier than when the customer has physical possession. We use proof of delivery for certain large equipment with more complex logistics, whereas the delivery of other equipment is estimated based on historical averages of in-transit periods (i.e., time between shipment and delivery).

2023 FORM 10-K 45

Where arrangements include customer acceptance provisions based on seller or customer-specified objective criteria, we recognize revenue when we have concluded that the customer has control of the equipment and that acceptance is likely to occur. We do not provide for anticipated losses on point-in-time transactions prior to transferring control of the equipment to the customer.

Our billing terms for these point-in-time equipment contracts generally coincide with delivery to the customer; however, within certain businesses, we receive progress collections from customers for large equipment purchases, to generally reserve production slots. Progress collections are not considered a significant financing component as they are intended to protect from the other party failing to adequately complete some or all of its obligations under the contract.

For certain commercial engine programs, we make payments to airlines related to future aircraft deliveries by airframers (“aircraft allowances”). We record aircraft allowances as a reduction in revenue when control of the engine is transferred to our airframer customer.

Some of our contracts require us to make payments to customers related to failure to deliver our equipment on-time or meeting certain performance specifications, which is factored into our estimate of variable consideration using the expected value method and taking into consideration performance relative to our contractual obligations, specified liquidated damages rates, if applicable, and history of paying liquidated damages to the customer or similar customers.

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

We also enter into long-term services agreements in our Renewable Energy segment. Revenues are recognized for these arrangements on a straight-line basis consistent with the nature, timing and extent of our services, which primarily relate to routine maintenance and as needed equipment repairs. We generally invoice periodically as services are provided.

Performance Obligations Satisfied at a Point in Time. We sell certain tangible products, largely spare parts, through our services businesses. We recognize revenues and bill our customers at the point in time that the customer obtains control of the good, which is generally at the point in time we deliver the spare part to the customer.

COLLABORATIVE ARRANGEMENTS. Our Aerospace business enters into collaborative arrangements and joint ventures with manufacturers and suppliers of components used to build and maintain certain engines. Under these arrangements, GE and its collaborative partners share in the risks and rewards of these programs through various revenue, cost and profit sharing payment structures. GE recognizes revenue and costs for these arrangements based on the scope of work GE is responsible for transferring to its customers. GE’s payments to participants are primarily recorded as either cost of services sold ($3,781 million, $2,890 million and $2,116 million for the years ended December 31, 2023, 2022, and 2021, respectively) or as cost of equipment sold ($663 million, $658 million and $751 million for the years ended December 31, 2023, 2022 and 2021, respectively). Our most significant collaborative arrangement is with Safran Aircraft Engines, a subsidiary of Safran Group of France, which sells LEAP and CFM56 engines through CFM International, a jointly owned non-consolidated company. GE makes substantial sales of parts and services to CFM International based on arms-length terms.

2023 FORM 10-K 46

GOVERNMENT INCENTIVES. We receive grants, incentives and refundable tax credits from various federal, state, local, and foreign governments in exchange for compliance with certain conditions relating to our activities in a specific jurisdiction which encourage investment, job creation and retention, and environmental objectives including clean energy production and emissions reductions. We recognize government incentives as a reduction to the related expense or asset when there is reasonable assurance that the Company will comply with the conditions of the incentive, the incentive is received or is probable of receipt, and the amount is determinable. Government grants resulted in reductions of $170 million and $158 million to research and development expense in 2023 and 2022, respectively. As a result of the Advanced Manufacturing Credits provided by the Inflation Reduction Act which went into effect in 2023, our Renewable Energy businesses also recognized a $234 million reduction to cost of equipment sold in 2023.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH. Debt securities and money market instruments with original maturities of three months or less are included in cash, cash equivalents and restricted cash unless classified as available-for-sale investment securities. Restricted cash primarily comprised funds restricted in connection with certain ongoing litigation matters and amounted to $447 million and $734 million at December 31, 2023 and 2022, respectively.

INVESTMENT SECURITIES. We report investments in available-for-sale debt securities and certain equity securities at fair value. Unrealized gains and losses on available-for-sale debt securities are recorded to other comprehensive income, net of applicable taxes. Unrealized gains and losses on equity securities with readily determinable fair values are recorded to earnings.

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

2023 FORM 10-K 47

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

Definite-lived intangible asset costs are generally amortized on a straight-line basis over the asset’s estimated economic life, except for individually significant customer-related intangible assets that are amortized in relation to total related sales. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. In these circumstances, they are tested for impairment based on undiscounted cash flows and, if impaired, written down to estimated fair value based on either discounted cash flows or appraised values. See Note 7 for further information.

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

DEFERRED INCOME TAXES. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when those taxes are paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we consider it more likely than not that a deferred tax asset will not be recovered, a valuation allowance is established. Deferred taxes, as needed, are provided for our investment in affiliates and associated companies when we plan to remit those earnings. See Note 15 for further information.

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

Future policy benefit reserves represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums. The liability is measured for each group of contracts (i.e., cohorts) using current cash flow assumptions. As a run-off insurance operation consisting substantially all of reinsurance, contracts are grouped into cohorts by legal entity and product type, based on the date the reinsurance contract was consummated. Future policy benefit reserves are adjusted each period as a result of updating lifetime net premium ratios for differences between actual and expected experience with the retroactive effect of those variances recognized in current period earnings. We review at least annually in the third quarter, future policy benefit reserves cash flow assumptions, except related claim expenses which remain locked-in, and if the review concludes that the assumptions need to be updated, future policy benefit reserves are adjusted retroactively based on the revised net premium ratio using actual historical experience, updated cash flow assumptions, and the locked-in discount rate with the effect of those changes recognized in current period earnings.

As our insurance operations are in run-off, the locked-in discount rate is used for the computation of interest accretion on future policy benefit reserves recognized in earnings. However, cash flows used to estimate future policy benefit reserves are also discounted using an upper-medium grade (i.e., low credit risk) fixed-income instrument yield reflecting the duration characteristics of the liabilities and is updated each reporting period with changes recorded in AOCI. As a result, changes in the current discount rate at each reporting period are recognized as an adjustment to AOCI and not earnings each period, whereas changes relating to cash flow assumptions are recognized in the Statement of Earnings (Loss).

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
2023 FORM 10-K 48

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

2023 FORM 10-K 49

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

Long-lived Assets. Fair values of long-lived assets are primarily derived internally and are based on observed sales transactions for similar assets or discounted cash flow estimates. In other instances for which we do not have comparable observed sales transaction data, collateral values are developed internally and corroborated by external appraisal information. Adjustments to third-party valuations may be performed in circumstances where market comparables are not specific to the attributes of the specific collateral or appraisal information may not be reflective of current market conditions due to the passage of time and the occurrence of market events since receipt of the information.

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS. In the fourth quarter of 2022, we signed a binding agreement to sell a portion of our Steam business within our Power segment to Électricité de France S.A. (EDF). We are working with EDF to complete the sale as soon as possible, subject to regulatory approvals and other closing conditions. Closing the transaction is expected to result in a significant gain.

In the fourth quarter of 2022, we classified our captive industrial insurance subsidiary, Electric Insurance Company, domiciled in Massachusetts, with assets of $541 million and liabilities of $378 million as of December 31, 2023, into held for sale. In the third quarter of 2023, we signed a binding agreement to sell this business and expect to complete the sale, subject to regulatory approvals and other customary closing conditions, in the first half of 2024. In connection with the expected sale, for the year ended December 31, 2023, we recorded a loss of $109 million in Other income (loss) in our Statement of Earnings (Loss).

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE	December 31, 2023	December 31, 2022
Cash and cash equivalents	$609	$35
Current receivables, inventories and contract assets	551	495
Non-current captive insurance investment securities	570	554
Property, plant and equipment and intangible assets - net	254	232
Valuation allowance on disposal group classified as held for sale	(124)	(17)
All other assets	125	76
Assets of businesses held for sale	$1,985	$1,374

Progress collections and deferred income	$1,001	$1,127
Insurance liabilities and annuity benefits	376	358
Accounts payable, equipment project payables and other current liabilities	392	371
All other liabilities	57	87
Liabilities of businesses held for sale	$1,826	$1,944

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

We have continuing involvement with GE HealthCare primarily through a transition services agreement, through which GE and GE HealthCare continue to provide certain services to each other for a period of time following the Separation, and a trademark licensing agreement. For the year ended December 31, 2023, we collected net cash of $842 million related to these activities.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded a charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH was $2,669 million and $1,359 million as of December 31, 2023 and 2022, respectively. In order to maintain appropriate regulatory capital levels, during the year ended December 31, 2023, we made previously reported non-cash capital contributions in the form of intercompany loan forgiveness of $1,797 million; no incremental cash contributions from GE were required in 2023. During the year ended December 31, 2022, we made cash capital contributions of $530 million. For further information about factors that are relevant to the estimate of total losses for borrower litigation at Bank BPH, see Note 24. Future changes or adverse developments could increase our estimate of total losses and potentially require future cash contributions to Bank BPH.
2023 FORM 10-K 50

The Bank BPH financing receivable portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields and estimates with respect to ongoing borrower litigation. Earnings (loss) from discontinued operations included $1,189 million, $720 million and $509 million in pre-tax charges for the years ended December 31, 2023, 2022 and 2021, respectively, primarily related to the ongoing borrower litigation. At December 31, 2023, the total portfolio had a carrying value of zero, net of a valuation allowance.

GECAS/AerCap. We have continuing involvement with AerCap, primarily through a note receivable, ongoing sales or leases of products and services, and transition services that we provide to AerCap. We paid net cash of $203 million to AerCap related to this activity.

RESULTS OF DISCONTINUED OPERATIONS For the year ended December 31, 2023	GE HealthCare	GECAS	Bank BPH & Other	Total
Total revenues	$—	$—	$—	$—
Cost of equipment and services sold	—	—	—	—
Other income, costs and expenses	(50)	—	(1,252)	(1,301)

Earnings (loss) of discontinued operations before income taxes	(50)	—	(1,252)	(1,301)
Benefit (provision) for income taxes	1,706	—	4	1,710
Earnings (loss) of discontinued operations, net of taxes	1,656	—	(1,248)	409

Gain (loss) on disposal before income taxes	—	—	6	6
Benefit (provision) for income taxes	—	—	—	—
Gain (loss) on disposal, net of taxes	—	—	6	6

Earnings (loss) from discontinued operations, net of taxes	$1,656	$—	$(1,242)	$414

For the year ended December 31, 2022
Total revenues	$18,457	$—	$—	$18,457
Cost of equipment and services sold	(11,265)	—	—	(11,265)
Other income, costs and expenses	(4,842)	—	(808)	(5,651)

Earnings (loss) of discontinued operations before income taxes	2,350	—	(808)	1,541
Benefit (provision) for income taxes	(521)	—	(32)	(553)
Earnings (loss) of discontinued operations, net of taxes	1,829	—	(841)	988

Gain (loss) on disposal before income taxes	6	(18)	75	64
Benefit (provision) for income taxes	11	139	—	150
Gain (loss) on disposal, net of taxes	17	121	75	213

Earnings (loss) from discontinued operations, net of taxes	$1,846	$121	$(765)	$1,202

For the year ended December 31, 2021
Total revenues	$17,717	$—	$—	$17,717
Cost of equipment and services sold	(10,520)	(398)	—	(10,918)
Other income, costs and expenses	(4,965)	1,992	(599)	(3,572)

Earnings (loss) of discontinued operations before income taxes	2,233	1,594	(599)	3,227
Benefit (provision) for income taxes	(521)	(258)	(77)	(856)
Earnings (loss) of discontinued operations, net of taxes	1,711	1,336	(676)	2,371

Gain (loss) on disposal before income taxes	12	(3,312)	65	(3,234)
Benefit (provision) for income taxes	2	(570)	(38)	(606)
Gain (loss) on disposal, net of taxes	14	(3,882)	27	(3,841)

Earnings (loss) from discontinued operations, net of taxes	$1,726	$(2,546)	$(649)	$(1,469)

The tax benefit for the year ended December 31, 2023 for GE HealthCare relates to retroactive 2023 IRS guidance concerning foreign tax credits and accounting method changes and completion of the 2022 U.S. federal tax return as well as net tax benefit resulting from preparatory steps for the spin-off.

2023 FORM 10-K 51

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	December 31, 2023	December 31, 2022
Cash, cash equivalents and restricted cash	$1,396	$2,627
Current receivables	14	3,361
Inventories, including deferred inventory costs	—	2,512
Goodwill	—	12,799
Other intangible assets - net	—	1,520
Contract and other deferred assets	—	854
Financing receivables held for sale (Polish mortgage portfolio)(a)	—	1,200
Property, plant and equipment - net	58	2,379
All other assets	200	2,109
Deferred income taxes	27	2,528
Assets of discontinued operations	$1,695	$31,890

Accounts payable and equipment project payables	$36	$3,487
Progress collections and deferred income	—	2,499
Long-term borrowings	—	8,273
Non-current compensation and benefits	31	5,658
All other liabilities(a)	1,125	4,556
Liabilities of discontinued operations	$1,193	$24,474
(a) Included $1,963 million and $848 million of valuation allowances against Financing receivables held for sale, of which $1,712 million and $611 million related to estimated borrower litigation losses, and $957 million and $748 million in All other liabilities, related to estimated borrower litigation losses for Bank BPH’s foreign currency-denominated mortgage portfolio, as of December 31, 2023 and December 31, 2022, respectively. Accordingly, total estimated losses related to borrower litigation were $2,669 million and $1,359 million as of December 31, 2023 and December 31, 2022, respectively. As a result of the settlement program, the valuation allowance completely offsets the financing receivables balance as of December 31, 2023.

NOTE 3. INVESTMENT SECURITIES. All of our debt securities are classified as available-for-sale and substantially all are investment-grade supporting obligations to annuitants and policyholders in our run-off insurance operations. We manage the investments in our run-off insurance operations under strict investment guidelines, including limitations on asset class concentration, single issuer exposures, asset-liability duration variances, and other factors to meet credit quality, yield, liquidity and diversification requirements associated with servicing our insurance liabilities under reasonable circumstances. This process includes consideration of various asset allocation strategies and incorporates information from several external investment advisors to improve our investment yield subject to maintaining our ability to satisfy insurance liabilities when due, as well as considering our risk-based capital requirements, regulatory constraints, and tolerance for surplus volatility. Asset allocation planning is a dynamic process that considers changes in market conditions, risk appetite, liquidity needs and other factors, which are reviewed on a periodic basis by our investment team. Our investment in GE HealthCare comprised 61.6 million shares (approximately 13.5% ownership interest) at December 31, 2023. We sold our remaining equity shares in AerCap and Baker Hughes during the fourth and first quarters of 2023, respectively. Our senior note from AerCap, for which we have adopted the fair value option and matures in the fourth quarter of 2025, is still outstanding as of December 31, 2023. Our GE HealthCare and AerCap investments are recorded as Equity securities with readily determinable fair values (RDFV). Investment securities held within insurance entities are classified as non-current as they support the long-duration insurance liabilities.

	December 31, 2023				December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity (GE HealthCare)	$—	$—	$—	$4,761	$—	$—	$—	$—
Equity and note (AerCap)	—	—	—	944	—	—	—	7,403
Equity (Baker Hughes)	—	—	—	—	—	—	—	207
Current investment securities	$—	$—	$—	$5,706	$—	$—	$—	$7,609
Debt
U.S. corporate	$27,495	$1,034	$(1,606)	$26,923	$26,921	$675	$(2,164)	$25,432
Non-U.S. corporate	2,529	34	(209)	2,353	2,548	18	(300)	2,266
State and municipal	2,828	79	(185)	2,723	2,898	66	(241)	2,722
Mortgage and asset-backed	4,827	34	(291)	4,571	4,442	21	(290)	4,173
Government and agencies	1,213	3	(116)	1,100	1,172	2	(147)	1,026
Other equity	331	—	—	331	408	—	—	408
Non-current investment securities	$39,222	$1,183	$(2,406)	$38,000	$38,388	$781	$(3,143)	$36,027

The amortized cost of debt securities excludes accrued interest of $466 million and $457 million at December 31, 2023 and December 31, 2022, respectively, which is reported in All other current assets.

2023 FORM 10-K 52

The estimated fair value of investment securities at December 31, 2023 increased since December 31, 2022, primarily due to the classification of our remaining equity interest in GE HealthCare within investment securities, the mark-to-market effect on our equity interest in GE HealthCare, new investments at Insurance and lower market yields, offset by AerCap, GE HealthCare and Baker Hughes share sales.

Total estimated fair value of debt securities in an unrealized loss position were $18,730 million and $21,482 million, of which $17,146 million and $3,275 million had gross unrealized losses of $(2,370) million and $(835) million and had been in a loss position for 12 months or more at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023, the majority of our U.S. and Non-U.S. corporate securities' gross unrealized losses were in the consumer, electric, technology and insurance industries. In addition, gross unrealized losses on our Mortgage and asset-backed securities included $(203) million related to commercial mortgage-backed securities (CMBS) collateralized by pools of commercial mortgage loans on real estate, and $(82) million related to asset-backed securities. The majority of our CMBS and asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

For the years ended December 31	2023	2022	2021
Net unrealized gains (losses) for equity securities with RDFV	$6,413	$(40)	$1,660
Proceeds from debt/equity securities sales and early redemptions	12,712	7,267	6,665
Gross realized gains on debt securities	52	34	69
Gross realized losses and impairments on debt securities	(66)	(42)	(11)

Cash flows associated with purchases, dispositions and maturities of insurance investment securities are as follows:

For the years ended December 31	2023	2022
Purchases of investment securities	$(5,163)	$(4,046)
Dispositions and maturities of investment securities	4,176	3,170
Net (purchases) dispositions of insurance investment securities	$(986)	$(876)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at December 31, 2023 are as follows:

	Amortized cost	Estimated fair value
Within one year	$618	$609
After one year through five years	5,004	5,049
After five years through ten years	5,131	5,234
After ten years	23,311	22,205
We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

In addition to the equity securities described above, we held $1,012 million and $614 million of equity securities without RDFV, including $939 million and $548 million at Insurance, as of December 31, 2023 and December 31, 2022, respectively, that are classified within non-current All other assets in our Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were $69 million for the year ended December 31, 2023 and insignificant for the years ended December 31, 2022 and 2021. These are primarily limited partnership investments in private equity, infrastructure and real estate funds that are measured at net asset value per share (or equivalent) as a practical expedient to estimated fair value and are excluded from the fair value hierarchy.

Our run-off insurance operations have approximately $800 million of assets held by states or other regulatory bodies in statutorily required deposit accounts, and approximately $31,800 million of assets held in trust accounts associated with reinsurance contracts and reinsurance security trust agreements in place between either Employers Reassurance Corporation (ERAC) or Union Fidelity Life Insurance Company (UFLIC) as the reinsuring entity and a number of ceding insurers. Assets in these trusts are held by an independent trustee for the benefit of the ceding insurer, and are subject to various investment guidelines as set forth in the respective reinsurance contracts and trust agreements. Some of these trust agreements may allow a ceding company to withdraw trust assets from the trust and hold these assets on its balance sheet, in an account under its control for the benefit of ERAC or UFLIC which might allow the ceding company to exercise investment control over such assets.

2023 FORM 10-K 53

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES
December 31	2023	2022
Customer receivables	$12,349	$11,803
Revenue sharing program receivables(a)	1,252	1,326
Non-income based tax receivables	1,140	1,146
Supplier advances	891	691
Receivables from disposed businesses	121	115
Other sundry receivables	360	518
Allowance for credit losses	(647)	(768)
Total current receivables	$15,466	$14,831
(a) Revenue sharing program receivables in Aerospace are amounts due from third parties who participate in engine programs by developing and supplying certain engine components through the life of the program. The participants share in program revenues, receive a share of customer progress payments and share costs related to discounts and warranties.

ALLOWANCE FOR CREDIT LOSSES	2023	2022	2021
Balance as of January 1	$768	$967	$1,055
New provisions, net of (releases)	32	(14)	136
Write-offs, net	(161)	(87)	(198)
Foreign exchange and other	8	(98)	(26)
Balance as of December 31	$647	$768	$967

December 31	2023	2022
Aerospace	$8,010	$7,784
Renewable Energy	2,907	2,415
Power	4,232	4,229
Corporate	318	404
Total current receivables	$15,466	$14,831

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $2,110 million and $2,052 million in the year ended December 31, 2023 and 2022, respectively, related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in Renewable Energy and Aerospace, the Company has no continuing involvement, fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice due date. Included in the sales of customer receivables in the year ended December 31, 2023, was $82 million in our Gas Power business, primarily for risk mitigation purposes.

LONG-TERM RECEIVABLES
December 31	2023	2022
Long-term customer receivables(a)	$479	$457
Supplier advances	274	266
Non-income based tax receivables	174	213
Sundry receivables	373	483
Allowance for credit losses	(171)	(183)
Total long-term receivables	$1,129	$1,236
(a) The Company sold $83 million of long-term customer receivables to third parties for the year ended December 31, 2022, primarily in our Gas Power business for risk mitigation purposes.

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

December 31	2023	2022
Raw materials and work in process	$11,209	$9,191
Finished goods	3,720	3,937
Deferred inventory costs(a)	1,599	1,764
Inventories, including deferred inventory costs	$16,528	$14,891
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aerospace) and other costs for which the criteria for revenue recognition has not yet been met.
2023 FORM 10-K 54

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	Depreciable lives	Original Cost		Net Carrying Value
December 31	(in years)	2023	2022	2023	2022
Land and improvements	8	$482	$472	$469	$461
Buildings, structures and related equipment	8 - 40	6,340	6,024	2,852	2,703
Machinery and equipment	4 - 20	19,003	18,577	6,280	6,163
Leasehold costs and manufacturing plant under construction	1 - 10	1,507	1,568	1,053	1,012
ROU operating lease assets				1,840	1,854
Property, plant and equipment - net		$27,332	$26,641	$12,494	$12,192

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

Operating Lease Liabilities. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, was $1,973 million and $2,089 million, as of December 31, 2023 and 2022, respectively. Substantially all of our operating leases have remaining lease terms of 14 years or less, some of which may include options to extend.

OPERATING LEASE EXPENSE	2023	2022	2021
Long-term (fixed)	$567	$646	$644
Long-term (variable)	75	66	56
Short-term	178	150	188
Total operating lease expense	$820	$863	$888

MATURITY OF LEASE LIABILITIES	2024	2025	2026	2027	2028	Thereafter	Total
Undiscounted lease payments	$564	$428	$325	$233	$165	$586	$2,302
Less: imputed interest							(329)
Total lease liability as of December 31, 2023							$1,973

SUPPLEMENTAL INFORMATION RELATED TO OPERATING LEASES	2023	2022	2021
Operating cash flows used for operating leases	$659	$682	$719
Right-of-use assets obtained in exchange for new lease liabilities	553	447	513
Weighted-average remaining lease term	7.1 years	5.7 years	7.5 years
Weighted-average discount rate	4.4%	3.4%	4.2%

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

CHANGES IN GOODWILL BALANCES
	Balance at December 31, 2021	Dispositions	Currency exchange and other	Balance at December 31, 2022	Acquisitions	Currency exchange and other	Balance at December 31, 2023
Aerospace	$9,013	$(6)	$(171)	$8,835	$—	$113	$8,948
Renewable Energy	3,231	—	(30)	3,201	—	86	3,287
Power	145	—	(1)	144	164	—	307
Corporate(a)	914	—	(96)	818	22	1	842
Total	$13,303	$(6)	$(299)	$12,999	$186	$200	$13,385
(a) Corporate balance at December 31, 2023 and 2022 comprises our Digital business.

In the fourth quarter of 2023, we performed our annual impairment test. Based on the results of this test, the fair values of each of our reporting units exceeded their carrying values, however, we identified one reporting unit, our Additive reporting unit in our Aerospace segment, for which the fair value was not substantially in excess of its carrying value. At December 31, 2023, our Additive reporting unit had goodwill of $247 million.

Determining the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.
2023 FORM 10-K 55

		2023			2022
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION December 31	Useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related(a)	3-23	$6,201	$(3,851)	$2,351	$5,991	$(3,453)	$2,538
Patents and technology	5-15	5,924	(3,372)	2,553	5,888	(3,202)	2,686
Capitalized software	3-10	2,356	(1,639)	717	2,979	(2,186)	793
Trademarks & other	3-25	276	(200)	75	384	(295)	88
Total		$14,757	$(9,061)	$5,695	$15,242	$(9,137)	$6,105
(a) Balance includes payments made to our customers, primarily within our Aerospace business.

December 31	2023	2022
Aerospace	$4,518	$4,748
Renewable Energy	149	183
Power	858	958
Corporate	169	216
Total other intangible assets, net	$5,695	$6,105

Intangible assets decreased $410 million in 2023, primarily as a result of amortization, partially offset by the acquisition of capitalized software and customer-related intangibles mainly at Aerospace and Power of $191 million. Consolidated amortization expense was $606 million, $1,338 million and $738 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Estimated consolidated annual pre-tax amortization for intangible assets over the next five calendar years are as follows:

ESTIMATED 5 YEAR CONSOLIDATED AMORTIZATION	2024	2025	2026	2027	2028
Estimated annual pre-tax amortization	$597	$559	$534	$495	$483

During 2023, we recorded additions to intangible assets subject to amortization of $236 million with a weighted-average amortizable period of 9.6 years, including capitalized software of $122 million, with a weighted-average amortizable period of 6.6 years.

NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets decreased $1,337 million in the year ended December 31, 2023 primarily due to a decrease in long-term service agreements, partially offset by the timing of revenue recognition ahead of billing milestones on long-term equipment contracts. Our long-term service agreements decreased primarily due to billings of $13,165 million, partially offset by revenues recognized of $11,312 million and a net favorable change in estimated profitability of $90 million at Power and $74 million at Aerospace.

December 31, 2023	Aerospace	Renewable Energy	Power	Corporate	Total
Revenues in excess of billings	$2,377	$—	$5,205	$—	$7,582
Billings in excess of revenues	(7,902)	—	(1,810)	—	(9,712)
Long-term service agreements	$(5,525)	$—	$3,395	$—	$(2,130)
Equipment and other service agreements	494	1,374	1,499	263	3,630
Current contract assets	$(5,030)	$1,374	$4,894	$263	$1,500

Nonrecurring engineering costs(a)	2,444	18	1	—	2,463
Customer advances and other(b)	2,342	—	601	—	2,943
Non-current contract and other deferred assets	$4,785	$18	$603	$—	$5,406
Total contract and other deferred assets	$(245)	$1,392	$5,497	$263	$6,907
2023 FORM 10-K 56

December 31, 2022	Aerospace	Renewable Energy	Power	Corporate	Total
Revenues in excess of billings	$2,363	$—	$5,403	$—	$7,766
Billings in excess of revenues	(6,681)	—	(1,763)	—	(8,443)
Long-term service agreements	$(4,318)	$—	$3,640	$—	$(677)
Equipment and other service agreements	433	1,063	1,404	245	3,144
Current contract assets	$(3,884)	$1,063	$5,044	$245	$2,467

Nonrecurring engineering costs(a)	2,513	17	4	—	2,534
Customer advances and other(b)	2,519	—	724	—	3,243
Non-current contract and other deferred assets	$5,032	$17	$728	$—	$5,776
Total contract and other deferred assets	$1,148	$1,079	$5,772	$245	$8,244
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

Progress collections and deferred income increased $3,392 million primarily due to new collections received in excess of revenue recognition primarily at Renewable Energy and Power. Revenues recognized for contracts included in a liability position at the beginning of the year were $13,967 million and $12,345 million for the years ended December 31, 2023 and 2022, respectively.

December 31, 2023	Aerospace	Renewable Energy	Power	Corporate	Total
Progress collections	$6,198	$6,886	$5,898	$124	$19,106
Current deferred income	201	239	20	112	571
Progress collections and deferred income	$6,399	$7,125	$5,918	$236	$19,677
Non-current deferred income	1,150	122	48	20	1,339
Total Progress collections and deferred income	$7,549	$7,247	$5,965	$256	$21,017

December 31, 2022
Progress collections	$5,814	$5,195	$4,514	$131	$15,655
Current deferred income	233	208	13	107	562
Progress collections and deferred income	$6,047	$5,404	$4,527	$238	$16,216
Non-current deferred income	1,110	183	104	12	1,409
Total Progress collections and deferred income	$7,157	$5,586	$4,632	$250	$17,625

NOTE 9. ALL OTHER ASSETS

December 31	2023	2022
Derivative instruments (Note 22)	$437	$454
Prepaid taxes and deferred charges	248	313
Accrued interest and investment income	466	457
Other	495	176
All other current assets	$1,647	$1,400

Equity method investments (Note 26)	7,931	7,633
Long-term receivables (Note 4)	1,129	1,236
Prepaid taxes and deferred charges	608	583
Insurance receivables(a)	2,364	2,438
Insurance investments without readily determinable fair value (Note 3)	939	548
Insurance cash and cash equivalents(b)	784	619
Pension surplus	1,468	1,793
Other	774	627
All other non-current assets	$15,997	$15,477
Total All other assets	$17,643	$16,876
(a) Included commercial mortgage loans related to our run-off insurance operations. See Note 12.
(b) Cash and cash equivalents in our insurance entities are subject to regulatory restrictions and used for operations of those entities. Therefore, the balance is included in All other assets.

2023 FORM 10-K 57

NOTE 10. BORROWINGS

December 31		2023		2022
		Amount	Average Rate	Amount	Average Rate
Current portion of long-term borrowings
Senior notes		1,044	2.42%	$3,525	1.30%
Subordinated notes and other		107	6.73	100	6.71%
Other short- term borrowings		103		115
Total short-term borrowings		$1,253		$3,739

	Maturities	Amount	Average Rate	Amount	Average Rate
Senior notes	2025-2055	$17,509	3.99%	$18,079	3.96%
Subordinated notes	2035-2037	1,383	4.43	1,340	4.72%
Other		819		901
Total long-term borrowings		$19,711		$20,320
Total borrowings		$20,965		$24,059

Long-term debt maturities over the next five years as follows.

	2024		2025	2026	2027	2028	Thereafter	Total
Long term debt maturities	$1,151	(a)	$1,827	$1,334	$1,580	$478	$14,493	$20,862
(a)Fixed and floating rate notes of $343 million contain put options with exercise dates in 2024, which have final maturity beyond 2035.

The total interest payments on consolidated borrowings are estimated to be $823 million, $774 million, $706 million, $653 million and $628 million for 2024, 2025, 2026, 2027 and 2028, respectively.

NOTE 11. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

December 31	2023	2022
Trade payables	$10,678	$10,033
Supply chain finance programs(a)	3,133	3,689
Equipment project payables(b)	1,193	1,236
Non-income based tax payables	403	441
Accounts payable and equipment project payables	$15,408	$15,399
(a) During the fourth quarter of 2023, Renewable Energy, Power and Corporate made prepayments of $473 million, $185 million and $76 million, respectively, related to supply chain finance programs.
(b) Primarily related to projects at Power and Renewable Energy.

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $8,552 million and $6,990 million for the year ended December 31, 2023 and 2022, respectively.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. On January 1, 2023, we adopted Accounting Standards Update No. 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The new guidance for measuring the liability for future policy benefits and related reinsurance recoverable asset was adopted on a modified retrospective basis such that those balances were adjusted to conform to the new guidance at the January 1, 2021 transition date. Refer to the revised portions of our 2022 Form 10-K filed as Exhibit 99(a) with the Form 8-K on April 25, 2023 for more information.

Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenues of $3,389 million, $2,957 million and $3,101 million, profit was $332 million, $205 million and $798 million and net earnings was $260 million, $159 million and $627 million for the years ended December 31, 2023, 2022 and 2021, respectively. These operations were primarily supported by investment securities of $37,592 million and $35,503 million, limited partnerships of $3,300 million and $2,506 million, and a diversified commercial mortgage loan portfolio substantially all collateralized by first liens on U.S. commercial real estate properties of $1,947 million and $1,975 million (net of allowance for credit losses of $48 million and $27 million), at December 31, 2023 and 2022, respectively. As of December 31, 2023, the commercial mortgage loan portfolio had one delinquent loan, no non-accrual loans and about one-third of the portfolio was held in the office sector which had a weighted average loan-to-value ratio of 68%, debt service coverage of 1.6, and no scheduled maturities through 2025. A summary of our insurance liabilities and annuity benefits is presented below:

2023 FORM 10-K 58

December 31, 2023	Long-term care	Structured settlement annuities	Life	Other contracts	Total
Future policy benefit reserves	$26,832	$9,357	$1,117	$382	$37,689
Investment contracts	—	793	—	742	1,535
Other	—	—	116	285	400
Total	$26,832	$10,150	$1,233	$1,409	$39,624

December 31, 2022
Future policy benefit reserves	$24,256	$8,860	$1,040	$437	$34,593
Investment contracts	—	860	—	848	1,708
Other	—	—	178	365	544
Total	$24,256	$9,720	$1,218	$1,651	$36,845
The following tables summarize balances of and changes in future policy benefits reserves.

	2023			2022
Present value of expected net premiums	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Balance, beginning of year	$4,059	$—	$4,828	$5,652	$—	$6,622
Beginning balance at locked-in discount rate	3,958	—	5,210	4,451	—	5,443
Effect of changes in cash flow assumptions	(4)	—	(77)	(9)	—	91
Effect of actual variances from expected experience	(22)	—	(300)	(289)	—	6
Adjusted beginning of year balance	3,932	—	4,833	4,152	—	5,540
Interest accrual	207	—	192	223	—	203
Net premiums collected	(394)	—	(315)	(417)	—	(357)
Effect of foreign currency	—	—	64	—	—	(176)
Ending balance at locked-in discount rate	3,745	—	4,773	3,958	—	5,210
Effect of changes in discount rate assumptions	318	—	30	101	—	(381)
Balance, end of period	$4,063	$—	$4,803	$4,059	$—	$4,828

Present value of expected future policy benefits
Balance, beginning of year	$28,316	$8,860	$5,868	$40,296	$12,328	$7,923
Beginning balance at locked-in discount rate	27,026	8,790	6,247	27,465	9,024	6,560
Effect of changes in cash flow assumptions	(45)	(16)	49	(413)	(23)	120
Effect of actual variances from expected experience	(13)	19	(241)	(320)	(10)	40
Adjusted beginning of year balance	26,968	8,793	6,055	26,732	8,990	6,720
Interest accrual	1,454	454	232	1,446	471	243
Benefit payments	(1,278)	(687)	(508)	(1,152)	(671)	(531)
Effect of foreign currency	—	—	67	—	—	(185)
Ending balance at locked-in discount rate	27,144	8,561	5,847	27,026	8,790	6,247
Effect of changes in discount rate assumptions	3,752	797	74	1,290	70	(380)
Balance, end of period	$30,895	$9,357	$5,921	$28,316	$8,860	$5,868
Net future policy benefit reserves	$26,832	$9,357	$1,117	$24,256	$8,860	$1,040
Less: Reinsurance recoverables, net of allowance for credit losses	(166)	—	(33)	(171)	—	(67)
Net future policy benefit reserves, after reinsurance recoverables	$26,666	$9,357	$1,084	$24,085	$8,860	$973

The Statement of Earnings (Loss) for the years ended December 31, 2023 and 2022 included gross premiums or assessments of $869 million and $935 million and interest accretion of $1,741 million and $1,735 million, respectively. For the years ended December 31, 2023 and 2022, gross premiums or assessments were substantially all related to long-term care of $496 million and $490 million and life of $363 million and $415 million, while interest accretion was substantially all related to long-term care of $1,247 million and $1,224 million and structured settlement annuities of $454 million and $471 million, respectively.

The following table provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses for nonparticipating traditional contracts.
2023 FORM 10-K 59

		2023		2022
		Undiscounted	Discounted(a)	Undiscounted	Discounted(a)
Long-term care:	Gross premiums	$7,379	$4,895	$7,985	$4,918
	Benefit payments	63,126	30,895	65,217	28,316
Structured settlement annuities:	Benefit payments	19,291	9,357	19,936	8,860
Life:	Gross premiums	12,388	5,800	13,754	5,916
	Benefit payments	11,202	5,921	12,020	5,868
(a) Determined using the current discount rate as of December 31, 2023 and 2022.

The following table provides the weighted-average durations of and weighted-average interest rates for the liability for future policy benefits.

	2023			2022
	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Duration (years)(a)	12.8	11.3	5.3	13.0	10.7	5.0
Interest accretion rate	5.5%	5.4%	5.0%	5.5%	5.4%	4.9%
Current discount rate	4.9%	4.8%	4.7%	5.6%	5.5%	5.4%
(a) Determined using the current discount rate as of December 31, 2023 and 2022.

Our 2023 annual review of future policy benefit reserves cash flow assumptions resulted in an immaterial charge to net earnings, indicating claims experience continues to develop consistently with our models. Our 2022 annual review resulted in changes to our assumptions principally related to higher near-term mortality related to COVID-19.

Included in Insurance losses, annuity benefits and other costs in our Statement of Earnings (Loss) for the years ended December 31, 2023 and 2022 are unfavorable and favorable pre-tax adjustments of $(155) million and $404 million, respectively, from updating the net premium ratio (i.e., the percentage of projected gross premiums required to cover expected policy benefits and related expenses) after updating for actual historical experience each quarter and updating of future cash flow assumptions. Included in these amounts for the years ended December 31, 2023 and 2022, are unfavorable adjustments of $335 million and $190 million, respectively, due to insufficient gross premiums (i.e., net premium ratio exceeded 100%), related to certain cohorts in our long-term care and life insurance portfolios. These adjustments are primarily attributable to increases in the net premium ratio as a result of updating future cash flow assumptions on cohorts where the beginning of the period net premium ratio exceeded 100%.

At December 31, 2023 and 2022, policyholders account balances totaled $1,725 million and $1,964 million, respectively. As our insurance operations are in run-off, changes in policyholder account balances for the years ended December 31, 2023 and 2022 are primarily attributed to surrenders, withdrawals, and benefit payments of $489 million and $441 million, partially offset by net additions from separate accounts and interest credited of $245 million and $271 million, respectively. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both December 31, 2023 and 2022.

Reinsurance recoveries are recorded as a reduction of Insurance losses, annuity benefits and other costs in our Statement of Earnings (Loss) and amounted to $108 million, $321 million and $351 million for the years ended December 31, 2023, 2022 and 2021, respectively. Reinsurance recoverables, net of allowances of insignificant amounts, are included in non-current All other assets in our Statement of Financial Position, and amounted to $213 million and $255 million at December 31, 2023 and 2022, respectively.

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

Following approval of a statutory permitted accounting practice in 2018 by our primary regulator, the Kansas Insurance Department (KID), we provided a total of $13,215 million of capital contributions to our run-off insurance subsidiaries, including $1,815 million in the first quarter of 2023. In accordance with the terms of the 2018 statutory permitted accounting practice, we expect to provide the final capital contribution of up to $1,820 million in the first quarter of 2024, pending completion of our December 31, 2023 statutory reporting process, which includes asset adequacy testing, subject to ongoing monitoring by KID. GE is a party to capital maintenance agreements with its run-off insurance subsidiaries under which GE is required to maintain their statutory capital levels at 300% of their year-end Authorized Control Level risk-based capital requirements as defined from time to time by the NAIC.

See Notes 1, 3 and 9 for further information related to our run-off insurance operations.

2023 FORM 10-K 60

NOTE 13. POSTRETIREMENT BENEFIT PLANS
PENSION BENEFITS AND RETIREE HEALTH AND LIFE BENEFITS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. Smaller pension plans with pension assets or obligations that have not reached $50 million and other retiree benefit plans are not presented. Effective January 1, 2023, certain postretirement benefit plans and liabilites were legally split or allocated between GE HealthCare, GE Energy and GE Aerospace. GE Aerospace and GE Energy plans and liabilities remain with GE until the planned GE Vernova spin-off. In connection with the Separation, net postretirement benefit plan liabilities of approximately $4.2 billion, including a portion of the principal pension plans, other pension plans and the principal retiree benefit plans, and other compensation and benefits obligations of approximately $0.7 billion, were transferred to GE HealthCare and are now reported in discontinued operations. See Note 2 for further information. Assumptions used in calculations, estimates of future benefits payments and funding, and other forward looking statements are for continuing operations unless otherwise noted.

DESCRIPTION OF OUR PLANS
Plan Category		Participants	Funding	Comments
Principal Pension Plans	GE Energy Pension Plan and GE Aerospace Pension Plan	Covers U.S. participants ~115,400 retirees and beneficiaries, ~47,500 vested former employees and ~15,700 active employees	Our funding policy is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws. We may decide to contribute additional amounts beyond this level.	Closed to new participants since 2012. Benefits for employees with salaried benefits were frozen effective January 1, 2021, and thereafter these employees receive increased company contributions in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan (announced October 2019).
	GE Energy Supplementary Pension Plan and GE Aerospace Supplementary Pension Plan	Provides supplementary benefits to higher-level, longer-service U.S. employees	Unfunded. We pay benefits on a pay-as-you-go basis from company cash.	The annuity benefit has been closed to new participants since 2011 and has been replaced by an installment benefit (which was closed to new executives after 2020). Benefits for employees who became executives before 2011 were frozen effective January 1, 2021, and thereafter these employees accrue the installment benefit.
Other Pension Plans(a)	34 U.S. and non-U.S. pension plans with pension assets or obligations that have reached $50 million	Covers ~42,600 retirees and beneficiaries, ~28,300 vested former employees and ~7,700 active employees	Our funding policy is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws in each country. We may decide to contribute additional amounts beyond this level. We pay benefits for some plans from company cash.	In certain countries, benefit accruals have ceased and/or have been closed to new hires as of various dates.
Principal Retiree Benefit Plans	Provides health and life insurance benefits to certain eligible participants	Covers U.S. participants ~89,300 retirees and dependents and ~15,000 active employees	We fund retiree benefit plans on a pay-as-you-go basis and the retiree benefit insurance trust at our discretion.	Participants share in the cost of the healthcare benefits.
(a) Plans for GE Energy, including Power and Renewable Energy (will be part of GE Vernova) and GE Aerospace that reach $50 million are not removed from the presentation unless part of a disposition or plan termination.
2023 FORM 10-K 61

FUNDING STATUS BY PLAN TYPE	Benefit Obligation		Fair Value of Assets		Deficit/(Surplus)
	2023	2022	2023	2022	2023	2022
Principal Pension Plans:
GE Pension Plan (subject to regulatory funding)	$—	$48,134	$—	$44,993	$—	$3,141
GE Supplementary Pension Plan (not subject to regulatory funding)	—	5,457	—	—	—	5,457
GE Energy Pension Plan and GE Aerospace Pension Plan (subject to regulatory funding)	32,676	—	29,744	—	2,932	—
GE Energy Supplementary Pension Plan and GE Aerospace Supplementary Pension Plan (not subject to regulatory funding)	3,541	—	—	—	3,541	—
	36,217	53,591	29,744	44,993	6,473	8,598
Other Pension Plans:
Subject to regulatory funding	9,174	12,078	10,601	14,512	(1,427)	(2,434)
Not subject to regulatory funding	1,203	1,838	163	151	1,040	1,687
Principal retiree benefit (not subject to regulatory funding)	2,055	3,304	8	10	2,047	3,294

Total plans subject to regulatory funding	41,850	60,212	40,345	59,505	1,505	707
Total plans not subject to regulatory funding	6,799	10,599	171	161	6,628	10,438
Total plans	48,649	70,811	40,516	59,666	8,133	11,145
Less: discontinued operations	—	23,513	—	19,291	—	4,222
Total plans - continuing operations	$48,649	$47,298	$40,516	$40,375	$8,133	$6,923

Effective January 1, 2023, certain postretirement benefit plans and liabilities were legally split or allocated. The HealthCare plans were transferred to GE HealthCare in connection with the Separation. The GE Aerospace and GE Energy plans remain with GE until the planned GE Vernova spin-off. Below is the funding status of the plans at December 31, 2023.

FUNDING STATUS BY PLAN TYPE at December 31, 2023	Benefit Obligation	Fair Value of Assets	Deficit/(Surplus)
Power and Renewable Energy:
GE Energy Pension Plan	$10,239	$9,491	$748
GE Energy Supplementary Pension Plan	541	—	541
Other pension plans	6,712	6,851	(139)
Principal retiree benefit plans	766	—	766
	18,258	16,342	1,916
Aerospace:
GE Aerospace Pension Plan	22,437	20,253	2,184
GE Aerospace Supplementary Pension Plan	3,000	—	3,000
Other pension plans	3,665	3,913	(248)
Principal retiree benefit plans	1,289	8	1,281
	30,391	24,174	6,217
Total plans	$48,649	$40,516	$8,133

FUNDING. The Employee Retirement Income Security Act (ERISA) determines minimum funding requirements in the U.S. No contributions were required or made for the GE Energy Pension Plan or GE Aerospace Pension Plan during 2023 and based on our current assumptions, we do not anticipate having to make additional required contributions in the near future. On an ERISA basis, our estimate is that the GE Energy Pension Plan and GE Aerospace Pension Plan was 87% and 93% funded, respectively. The GAAP funded status for GE Energy Pension Plan and GE Aerospace Pension Plan is 93% and 90%, respectively.

We expect to pay approximately $235 million for benefit payments in total under our GE Energy Supplementary Pension Plan and GE Aerospace Supplementary Pension Plan and administrative expenses of our remaining principal pension plans and expect to contribute approximately $100 million to other remaining pension plans in 2024. We fund retiree benefit plans on a pay-as-you-go basis and the retiree benefit insurance trust at our discretion. We expect to contribute approximately $210 million in 2024 to fund such benefits.

ACTIONS. Pension benefits for United Kingdom (UK) participants have been frozen effective January 1, 2022. In addition, pension benefits for Canadian participants have been frozen effective December 31, 2023. These transactions were reflected as a curtailment loss in 2021 upon announcement.
2023 FORM 10-K 62

COST OF OUR BENEFITS PLANS	2023				2022				2021
AND ASSUMPTIONS	Principal pension	Other pension	Principal retiree benefit		Principal pension	Other pension	Principal retiree benefit		Principal pension	Other pension	Principal retiree benefit
Components of expense (income)
Service cost - operating	$94	$37	$17		$221	$86	$39		$237	$233	$44
Interest cost	1,892	422	111		2,069	398	108		1,951	383	103
Expected return on plan assets	(2,376)	(587)	—		(3,142)	(967)	—		(3,049)	(1,194)	—
Amortization of net loss (gain)	(723)	20	(124)		1,422	101	(115)		3,483	403	(79)
Amortization of prior service cost (credit)	5	(4)	(148)		5	(8)	(235)		28	(3)	(236)
Curtailment / settlement loss (gain)	—	(6)	—		—	(6)	—		—	76	—
Non-operating	$(1,202)	$(155)	$(161)		$354	$(482)	$(242)		$2,413	$(335)	$(212)
Net periodic expense (income)	$(1,108)	$(118)	$(144)		$575	$(396)	$(203)		$2,650	$(102)	$(168)
Less: discontinued operations	—	—	—		199	(109)	(80)		885	(8)	(61)
Continuing operations - net periodic expense (income)	$(1,108)	$(118)	$(144)	—	$376	$(287)	$(123)	—	$1,765	$(94)	$(107)
Weighted-average benefit obligations assumptions
Discount rate	5.18%	3.93%	5.09%		5.53%	4.59%	5.43%		2.94%	1.93%	2.64%
Compensation increases	3.86	2.24	3.25		3.07	2.44	3.12		3.05	2.35	2.63
Initial healthcare trend rate(a)	N/A	N/A	6.50		N/A	N/A	6.40		N/A	N/A	5.70
Weighted-average benefit cost assumptions
Discount rate	5.53	4.59	5.43		2.94	1.93	2.64		2.61	1.44	2.15
Expected rate of return on plan assets	7.00	5.66	—		6.00	4.80	—		6.25	5.69	1.25
(a) For 2023, ultimately declining to 5% for 2030 and thereafter.

Net periodic benefit income in 2024 is estimated to be $1,235 million, which is a decrease of approximately $135 million in income from 2023 from continuing operations. The decrease is primarily due to the impact of the discount rates and investment performance offset by interest cost.

The components of net periodic benefit costs, other than the service cost component, are included in Non-operating benefit cost (income) in our Statement of Earnings (Loss).
2023 FORM 10-K 63

PLAN FUNDED STATUS AND AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME)
	2023						2022
	Principal pension		Other pension		Principal retiree benefit		Principal pension		Other pension		Principal retiree benefit
Change in benefit obligations
Balance at January 1	$53,591		$13,916		$3,304		$72,299		$22,256		$4,308
Service cost	94		37		17		221		86		39
Interest cost	1,892		422		111		2,069		398		108
Participant contributions	10		19		31		14		19		54
Plan amendments	49		—		—		—		—		—
Actuarial loss (gain) - net	1,081	(a)	526	(a)	(5)		(17,281)	(a)	(6,282)	(a)	(778)	(a)
Benefits paid	(2,503)		(618)		(254)		(3,731)		(920)		(438)
Dispositions/acquisitions/other - net	(17,997)		(4,387)		(1,149)		—		—		11
Exchange rate adjustments	—		462		—		—		(1,641)		—
Balance at December 31	$36,217	(b)	$10,377		$2,055	(c)	$53,591	(b)	$13,916		$3,304	(c)
Change in plan assets
Balance at January 1	$44,993		$14,663		$10		$60,990		$22,490		$42
Actual gain (loss) on plan assets	1,869		442		—		(12,605)		(5,334)		—
Employer contributions	212		161		221		325		209		352
Participant contributions	10		19		31		14		19		54
Benefits paid	(2,503)		(618)		(254)		(3,731)		(920)		(438)
Dispositions/acquisitions/other - net	(14,837)		(4,439)		—		—		—		—
Exchange rate adjustments	—		536		—		—		(1,801)		—
Balance at December 31	$29,744		$10,764		$8		$44,993		$14,663		$10
Funded status - surplus (deficit)	$(6,473)		$387		$(2,047)		$(8,598)		$747		$(3,294)
Amounts recorded in Statement of Financial Position
Continuing operations:
Non-current assets - other	$—		$1,489		$—		$—		$1,747		$—
Current liabilities - other	(224)		(54)		(205)		(214)		(55)		(222)
Non-current liabilities - compensation and benefits(d)	(6,249)		(1,048)		(1,842)		(5,243)		(1,013)		(1,923)
Discontinued operations:
Non-current assets	—		—		—		—		844		—
Current and non-current liabilities	—		—		—		(3,141)		(776)		(1,149)
Net amount recorded	$(6,473)		$387		$(2,047)		$(8,598)		$747		$(3,294)
Amounts recorded in Accumulated other comprehensive loss (income)
Prior service cost (credit)	$(25)		$(16)		$(909)		$(113)		$(42)		$(1,677)
Net loss (gain)	(1,454)		1,680		(990)		(5,710)		1,787		(1,705)
Total recorded in Accumulated other comprehensive loss (income)	$(1,479)		$1,664		$(1,899)		$(5,823)		$1,745		$(3,382)
(a)Primarily due to impact of discount rates.
(b)The benefit obligation for the GE Energy Supplementary Pension Plan and GE Aerospace Supplementary Pension Plan, which are unfunded plans, was $3,541 million at December 31, 2023 and the GE Supplementary Pension Plan was $5,457 million at December 31, 2022.
(c)The benefit obligation for retiree health plans from continuing operations was $1,208 million at December 31, 2023. The benefit obligation for retiree health plans was $1,991 million at December 31, 2022.
(d)Includes $37 million and $35 million of liabilities held for sale related to our Steam business as disclosed in Note 2 as of December 31, 2023 and 2022, respectively.

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

2023 FORM 10-K 64

The compensation assumption is used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in AOCI in our Statement of Financial Position and amortized into earnings in subsequent periods.

The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the benefit obligations. To determine the expected long-term rate of return on pension plan assets, we consider our asset allocation, as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given our asset allocation. Based on our analysis, we have assumed a 7.00% long-term expected return on the GE Energy Pension Plan and GE Aerospace Pension Plan assets for cost recognition in 2023 and 6.00% for the GE Pension Plan in 2022. For 2024 cost recognition, based on GE Energy Pension Plan and GE Aerospace Pension Plan assets at December 31, 2023, we have assumed a 7.00% long-term expected return.

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

SENSITIVITIES TO KEY ASSUMPTIONS. Fluctuations in discount rates can significantly impact pension cost and obligations. We would expect that a 25 basis point decrease in discount rate would increase our principal pension plan cost for the following year by approximately $85 million and would also expect an increase in the principal pension plan projected benefit obligation at year-end by approximately $905 million. The deficit sensitivity to the discount rate would be lower than the projected benefit obligation sensitivity as a result of the liability hedging program incorporated in the asset allocation. A 50 basis point decrease in the expected return on assets would increase principal pension plan cost in the following year by approximately $165 million.

THE COMPOSITION OF OUR PLAN ASSETS. The fair value of our pension plans' investments is presented below. The inputs and valuation techniques used to measure the fair value of these assets are described in Note 1 and have been applied consistently.

December 31	2023		2022
	Principal pension	Other pension	Principal pension	Other pension
Global equities	$1,985	$1,152	$3,918	$1,097
Debt securities
Fixed income and cash investment funds	1,764	4,188	4,918	6,506
U.S. corporate(a)	6,599	145	8,715	382
Other debt securities(b)	6,064	218	7,853	443
Real estate	775	18	1,486	53
Private equities and other investments	600	259	1,245	364
Total	17,787	5,980	28,135	8,845
Plan assets measured at net asset value
Global equities	$3,169	$612	$3,285	$1,029
Debt securities	1,907	2,224	3,469	1,024
Real estate	1,067	1,074	1,624	1,976
Private equities and other investments	5,814	874	8,480	1,789
Total plan assets at fair value	29,744	10,764	44,993	14,663
Less: discontinued operations	—	—	14,860	4,431
Total plan assets - continuing operations	$29,744	$10,764	$30,133	$10,232
(a)Primarily represented investment-grade bonds of U.S. issuers from diverse industries.
(b)Primarily represented investments in residential and commercial mortgage-backed securities, non-U.S. corporate and government bonds and U.S. government, federal agency, state and municipal debt.

2023 FORM 10-K 65

Plan assets that were measured at fair value using NAV as a practical expedient were excluded from the fair value hierarchy. Principal Pension Plans' investments with a fair value of $1,203 million and $2,255 million at December 31, 2023 and 2022, respectively, were classified within Level 3 and primarily relate to private equities and real estate. The remaining investments were substantially all considered Level 1 and 2. Investments with a fair value of $4,034 million and $6,759 million at December 31, 2023 and 2022, respectively, were classified within Level 1 and primarily relate to global equities and cash. Investments with a fair value of $12,703 million and $18,606 million at December 31, 2023 and 2022, respectively, were classified within Level 2 and primarily relate to debt securities. Other pension plans investments with a fair value of $26 million and $81 million at December 31, 2023 and 2022, respectively, were classified within Level 3 and primarily relate to private equities and real estate. The remaining investments were substantially all considered Level 1 and 2. Investments with a fair value of $786 million and $841 million at December 31, 2023 and 2022, respectively, were classified within Level 1 and primarily relate to global equities and cash. Investments with a fair value of $4,913 million and $7,580 million at December 31, 2023 and 2022, respectively, were classified within Level 2 and primarily relate to debt securities. Principal retiree benefit plan investments have a fair value of $8 million and $10 million at December 31, 2023 and 2022, respectively. There were no Level 3 principal retiree benefit plan investments held in 2023 and 2022.

ASSET ALLOCATION OF PENSION PLANS	2023 Target allocation		2023 Actual allocation
	Principal Pension	Other Pension (weighted average)	Principal Pension	Other Pension (weighted average)
Global equities	10.0 - 30.0%	16%	17%	17%
Debt securities (including cash equivalents)	31.0 - 81.5	60	55	62
Real estate	1.0 - 10.0	8	6	10
Private equities & other investments	6.0 - 34.0	16	22	11

Plan fiduciaries set investment policies and strategies for the principal pension plans and oversee their investment allocation, which includes selecting investment managers and setting long-term strategic targets. The plan fiduciaries' primary strategic investment objectives are balancing investment risk and return and monitoring the plan’s liquidity position in order to meet near-term benefit payment and other cash needs. The plan has incorporated de-risking objectives and liability hedging programs as part of its long-term investment strategy and utilizes a combination of long-dated corporate bonds, treasuries, strips and derivatives to implement its investment strategies as well as for hedging asset and liability risks. Target allocation percentages are established at an asset class level by plan fiduciaries. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

GE securities represented 0.5% and 0.7% of the Principal Pension Plans' assets at December 31, 2023 and 2022, respectively.

ANNUALIZED RETURNS(a)	1 year	5 years	10 years	25 years
GE Aerospace Pension Plan	6.5%	5.2%	4.6%	5.3%
GE Energy Pension Plan	6.6%	5.2%	4.6%	5.3%
(a) Prior to 2023, the annualized returns represent the GE Pension Plan's returns.

EXPECTED FUTURE BENEFIT PAYMENTS OF OUR BENEFIT PLANS(a)	Principal pension	Other pension	Principal retiree benefit
2024	$2,570	$570	$220
2025	2,590	560	210
2026	2,605	560	205
2027	2,615	580	200
2028	2,615	590	195
2029-2033	12,885	3,065	845
(a) As of the measurement date of December 31, 2023.

DEFINED CONTRIBUTION AND DEFERRED COMPENSATION PLANS. We have a defined contribution plan for eligible U.S. employees that provides employer contributions which were $342 million, $444 million and $418 million for the years ended December 31, 2023, 2022, and 2021, respectively. Employer contributions for continuing operations were $342 million, $322 million, and $299 million for the years ended December 31, 2023, 2022, and 2021, respectively. We also have deferred incentive compensation plans and deferred salary plans for eligible employees. Liabilities associated with these plans were $916 million and $913 million as of December 31, 2023 and December 31, 2022, respectively. Expenses associated with these plans from continuing operations was $63 million, $46 million, and $43 million for the years ended December 2023, 2022, and 2021, respectively.
2023 FORM 10-K 66

COST OF POSTRETIREMENT BENEFIT PLANS AND CHANGES IN OTHER COMPREHENSIVE INCOME
For the years ended December 31	2023			2022			2021
(Pre-tax)	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Cost (income) of postretirement benefit plans	$(1,108)	$(118)	$(144)	$575	$(396)	$(203)	$2,650	$(102)	$(168)
Changes in other comprehensive loss (income)
Prior service cost (credit) - current year	49	—	—	—	—	—	—	(1)	—
Net loss (gain) - current year(a)	1,588	721	(5)	(1,533)	(128)	(778)	(4,959)	(2,104)	(488)
Reclassifications out of AOCI
Curtailment/settlement gain (loss)	—	6	—	—	6	—	—	(68)	—
Dispositions/acquisitions/other - net	1,989	(792)	1,216	—	—	—	—	(68)	—
Amortization of net gain (loss)	723	(20)	124	(1,422)	(101)	115	(3,483)	(403)	79
Amortization of prior service credit (cost)	(5)	4	148	(5)	8	235	(28)	3	236
Total changes in other comprehensive loss (income)	4,344	(81)	1,483	(2,960)	(215)	(428)	(8,470)	(2,641)	(173)
Cost (income) of postretirement benefit plans and changes in other comprehensive loss (income)	$3,236	$(199)	$1,339	$(2,385)	$(611)	$(631)	$(5,820)	$(2,743)	$(341)
(a) Primarily due to impact of discount rates and investment performance.

NOTE 14. ALL OTHER LIABILITIES

December 31	2023	2022
Sales discounts and allowances(a)	$3,746	$3,950
Equipment projects and other commercial liabilities	2,019	1,422
Product warranties (Note 24)	910	1,075
Employee compensation and benefit liabilities	4,001	3,339
Interest payable	323	352
Taxes payable	654	578
Environmental, health and safety liabilities (Note 24)	188	248
Derivative instruments (Note 22)	161	420
Other	711	746
All other current liabilities	$12,712	$12,130

Equipment projects and other commercial liabilities	$1,802	$2,192
Product warranties (Note 24)	1,143	885
Operating lease liabilities (Note 6)	1,973	2,089
Uncertain and other income taxes and related liabilities	2,182	2,459
Alstom legacy legal matters (Note 24)	393	455
Environmental, health and safety liabilities (Note 24)	2,278	2,166
Other	737	816
All other non-current liabilities	$10,508	$11,063
Total All other liabilities	$23,221	$23,193
(a) Primarily comprise amounts payable to airlines based on future aircraft deliveries by airframers and discounts on spare parts and repair sales at our Aerospace segment.

NOTE 15. INCOME TAXES. GE files a consolidated U.S. federal income tax return that enables GE's businesses to use tax deductions and credits of one member of the group to reduce the tax that otherwise would have been payable by another member of the group. The effective tax rate reflects the benefit of these tax reductions in the consolidated return. Cash payments are made to GE's businesses for tax reductions and from GE's businesses for tax increases.

Our businesses are subject to a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. On August 16, 2022, the U.S. enacted the Inflation Reduction Act that includes a new alternative minimum tax based upon financial statement income (book minimum tax), an excise tax on stock buybacks and tax incentives for energy and climate initiatives, among other provisions. The new book minimum tax is expected to slow but not eliminate the favorable tax impact of our deferred tax assets, resulting in higher cash tax in some years that would generate future tax credits. The impact of the book minimum tax will depend on our facts in each year and guidance from the U.S. Department of the Treasury. Separately, there are tax incentives in the legislation that benefit our pre-tax income without increasing tax expense.

2023 FORM 10-K 67

The OECD (Organisation for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, we still are evaluating the potential consequences of Pillar 2 on our longer-term financial position.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2023	2022	2021
U.S. earnings (loss)	$7,037	$(908)	$(3,596)
Non-U.S. earnings (loss)	3,154	109	(2,099)
Total	$10,191	$(799)	$(5,695)

PROVISION (BENEFIT) FOR INCOME TAXES	2023	2022	2021
Current
U.S. Federal	$(423)	$(311)	$(1,475)
Non-U.S.	823	733	655
U.S. State	140	(52)	(145)
Deferred
U.S. Federal	49	(617)	(366)
Non-U.S.	591	352	610
U.S. State	(17)	(108)	(36)
Total	$1,162	$(3)	$(757)

Income taxes paid were $994 million, $1,128 million and $1,330 million for the years ended December 31, 2023, 2022 and 2021, respectively, including payments reported in discontinued operations.

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO ACTUAL INCOME TAX RATE	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
U.S. federal statutory income tax rate	$2,140	21.0%	$(168)	21.0%	$(1,196)	21.0%
Tax on global activities including exports(a)	462	4.5	300	(37.6)	154	(2.7)
U.S. general business credits(b)	(273)	(2.7)	(233)	29.1	(175)	3.1
Debt tender and related valuation allowances	—	—	30	(3.8)	940	(16.5)
Deductible stock and restructuring losses	—	—	—	—	(583)	10.2
Retained and sold ownership interests	(1,215)	(11.9)	3	(0.4)	45	(0.8)
All other – net(c)(d)	48	0.5	65	(7.9)	58	(1.0)
	(978)	(9.6)	165	(20.6)	439	(7.7)
Actual income tax rate	$1,162	11.4%	$(3)	0.4%	$(757)	13.3%
(a)For the year ended December 31, 2023, 2022, and 2021, respectively, the expense/(benefit) related to the negotiated tax rate in Singapore was $(136) million, $(112) million and $(83) million.
(b)Primarily the credit for energy produced from renewable sources and the credit for research performed in the U.S.
(c)For the year ended December 31, 2023 and 2022, included $9 million and $134 million for separation income tax costs of which $38 million and $66 million was due to the repatriation of previously reinvested earnings.
(d)Included for each period, the expense or benefit for U.S. state taxes reported above in the consolidated (benefit) provision for income taxes, net of 21.0% federal effect.

UNRECOGNIZED TAX POSITIONS. Annually, we file over 2,300 income tax returns in over 270 global taxing jurisdictions. We are under examination or engaged in tax litigation in many of these jurisdictions. The IRS is currently auditing our consolidated U.S. income tax returns for 2016-2018.

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

2023 FORM 10-K 68

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months (excluding the expected decrease to the GE balance due to the announced plan to spin-off GE Vernova and for 2022 and 2021 the impact of the spin-off of GE HealthCare) were:

UNRECOGNIZED TAX BENEFITS	2023	2022	2021
Unrecognized tax benefits	$3,399	$3,951	$4,224
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,708	3,072	3,351
Accrued interest on unrecognized tax benefits	635	614	597
Accrued penalties on unrecognized tax benefits	111	111	146
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	0-100	0-650	0-250
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	0-100	0-600	0-200
(a) Some portion of such reduction may be reported as discontinued operations.

UNRECOGNIZED TAX BENEFITS RECONCILIATION	2023	2022	2021
Balance at January 1	$3,951	$4,224	$4,191
Additions for tax positions of the current year	109	62	396
Additions for tax positions of prior years	156	120	327
Reductions for tax positions of prior years(a)	(710)	(393)	(585)
Settlements with tax authorities	(56)	(8)	(33)
Expiration of the statute of limitations	(51)	(54)	(71)
Balance at December 31	$3,399	$3,951	$4,224
(a) For 2023, reductions included $577 million related to the spin-off of GE HealthCare.

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2023, 2022 and 2021, $28 million, $36 million and $17 million of interest expense (income), respectively, and $7 million, $(26) million and $(29) million of tax expense (income) related to penalties, respectively, were recognized in our Statement of Earnings (Loss).

DEFERRED INCOME TAXES. As part of the Tax Cuts and Jobs Act of 2017 (U.S. tax reform), the U.S. has enacted a minimum tax on foreign earnings (global intangible low taxed income). We have not made an accrual for the deferred tax aspects of this provision. We also have not provided deferred taxes on cumulative net earnings of non-U.S. affiliates and associated companies of approximately $7 billion that have been reinvested indefinitely. Given U.S. tax reform, substantially all of our prior unrepatriated net earnings were subject to U.S. tax and accordingly we expect to have the ability to repatriate available non-U.S. cash without additional federal tax cost, and any foreign withholding tax on a repatriation to the U.S. may be at least partially offset by a U.S. foreign tax credit. Most of these earnings have been reinvested in active non-U.S. business operations and it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. We reassess reinvestment of earnings on an ongoing basis. In 2023 and 2022, in connection with the execution of the Company’s plans to prepare for the spin-off of GE Vernova and GE HealthCare, we incurred $38 million and $66 million of tax, respectively, due to repatriation of previously reinvested earnings.

The total deferred tax asset as of December 31, 2023 and December 31, 2022 includes $858 million and $435 million, respectively, related to the required capitalization of research costs for U.S. tax purposes effective January 1, 2022. Included in discontinued operations as of December 31, 2022 is a deferred tax asset of $279 million related to GE HealthCare, which became a deferred asset of the separate company upon spin-off in the first quarter of 2023. In the event capitalization of research costs is adjusted through retroactive legislation effective for 2022, GE will record a tax provision benefit related to GE HealthCare research costs as a result of the benefit in a consolidated GE tax return without payment under the Tax Matters Agreement.

The following table presents our net deferred tax assets and net deferred tax liabilities attributable to different tax jurisdictions or different tax paying components.

DEFERRED INCOME TAXES December 31	2023	2022
Total assets	$11,128	$10,626
Total liabilities	(553)	(625)
Net deferred income tax asset (liability)	$10,575	$10,001

2023 FORM 10-K 69

COMPONENTS OF THE NET DEFERRED INCOME TAX ASSET (LIABILITY) December 31	2023	2022
Deferred tax assets
Insurance company loss reserves	$3,185	$2,492
Progress collections, contract assets and deferred items	2,753	2,365
Accrued expenses and reserves	2,197	2,215
Deferred expenses	1,317	1,438
Other compensation and benefits	1,143	1,173
Principal pension plans	1,359	1,146
Non-U.S. loss carryforwards(a)	972	939
Other(b)	843	1,000
Total deferred tax assets	$13,769	$12,768
Deferred tax liabilities
Depreciation	$(702)	$(613)
Global investments, partnerships, join ventures and non-consolidated entities	(1,389)	(1,440)
Other	(1,103)	(714)
Total deferred tax liabilities	(3,194)	(2,767)
Net deferred income tax asset (liability)	$10,575	$10,001
(a)Net of valuation allowances of $6,932 million and $6,369 million as of December 31, 2023 and 2022, respectively. Of the net deferred tax asset as of December 31, 2023 of $972 million, $73 million relates to net operating loss carryforwards that expire in various years ending from December 31, 2024 through December 31, 2026; $327 million relates to net operating losses that expire in various years ending from December 31, 2027 through December 31, 2043; and $572 million relates to net operating loss carryforwards that may be carried forward indefinitely.
(b) Included valuation allowances related to assets other than non-U.S. loss carryforwards of $1,937 million and $3,264 million as of December 31, 2023 and 2022, respectively. These primarily relate to excess capital loss carryforwards and excess U.S. foreign tax credits. The decrease in valuation allowance from December 31, 2022 to December 31, 2023 reflects utilization of losses against 2023 net capital gains of $1,413 million including gains reported in discontinued operations. The valuation allowance as of December 31, 2022 increased during the year primarily because it includes $1,327 million of valuation allowance against a deferred tax asset for deductible stock and restructuring losses for the year ended December 31, 2022 which was not likely to be utilized.

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Dividends per share in dollars)	2023	2022	2021
Beginning balance	$(5,893)	$(4,569)	$(4,395)
AOCI before reclasses – net of taxes of $74, $144 and $(90)	12	(1,326)	(101)
Reclasses from AOCI – net of taxes of $(626), $0 and $87(a)	2,262	—	(71)
AOCI	2,274	(1,326)	(172)
Less AOCI attributable to noncontrolling interests	4	(2)	2
Currency translation adjustments AOCI	$(3,623)	$(5,893)	$(4,569)

Beginning balance	$6,531	$3,646	$(5,395)
AOCI before reclasses – net of taxes of $(497), $597 and $1,643	(1,874)	2,117	6,225
Reclasses from AOCI – net of taxes of $(778), $216 and $793(a)	(2,873)	772	2,819
AOCI	(4,747)	2,889	9,044
Less AOCI attributable to noncontrolling interests	(2)	3	3
Benefit plans AOCI	$1,786	$6,531	$3,646

Beginning balance	$(1,927)	$5,172	$6,471
AOCI before reclasses – net of taxes of $248, $(1,861) and $(386)	1,046	(7,135)	(1,343)
Reclasses from AOCI – net of taxes of $(7), $(20) and $23(a)	(78)	36	44
AOCI	968	(7,099)	(1,299)
Investment securities and cash flow hedges AOCI	$(959)	$(1,927)	$5,172

Beginning balance	$(983)	$(9,109)	$(11,708)
AOCI before reclasses – net of taxes of $(630), $2,160 and $691	(2,371)	8,126	2,599
AOCI	(2,371)	8,126	2,599
Long-duration insurance contracts AOCI	$(3,354)	$(983)	$(9,109)

AOCI at December 31	$(6,150)	$(2,272)	$(4,860)

Dividends declared per common share	$0.32	$0.32	$0.32
(a)The total reclassification from AOCI included $195 million, including currency translation of $2,234 million and benefit plans of $(2,030) million, net of taxes, in first quarter of 2023 related to the spin-off of GE HealthCare.

2023 FORM 10-K 70

Preferred stock. On September 15, 2023 we redeemed the remaining outstanding shares of GE preferred stock. We redeemed $5,795 million and $144 million of GE preferred stock in the years ended December 31, 2023 and 2022, respectively. Dividends on GE preferred stock totaled $237 million, including cash dividends of $236 million, $289 million, including cash dividends of $284 million, and $237 million, including cash dividends of $220 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

Common stock. GE's authorized common stock consists of 1,650 million shares having a par value of $0.01 each, with 1,462 million shares issued. Common stock shares outstanding were 1,088,415,995 and 1,089,107,878 at December 31, 2023 and 2022, respectively. We repurchased 11.0 million, 13.6 million and 0.5 million shares, for a total of $1,135 million, $1,000 million and $36 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

In connection with the separation of GE HealthCare, outstanding awards held by participants under the 2007 and 2022 Long-Term Incentive Plans were equitably converted into shares of GE and/or GE HealthCare Technologies Inc. awards as required, to preserve the intrinsic value of the awards prior to the separation. Adjustments to the stock-based compensation awards did not result in incremental compensation expense.

WEIGHTED AVERAGE GRANT DATE FAIR VALUE	2023	2022	2021
Stock options	$36.10	$34.03	$40.64
RSUs	89.60	87.68	104.98
PSUs/Performance shares	89.44	95.40	108.51

Key assumptions used in the Black-Scholes valuation for stock options include: risk free rates of 4.2%, 1.6%, and 1.1%, dividend yields of 0.4%, 0.4%, and 0.3%, expected volatility of 36%, 37%, and 40%, expected lives of 6.8 years, 6.8 years, and 6.2 years, and strike prices of $88.15, $92.33, and $105.12 for 2023, 2022, and 2021, respectively.

STOCK-BASED COMPENSATION ACTIVITY	Stock options				RSUs
	Shares (in thousands)	Weighted average exercise price	Weighted average contractual term (in years)	Intrinsic value (in millions)	Shares (in thousands)	Weighted average grant date fair value	Weighted average contractual term (in years)	Intrinsic value (in millions)
Outstanding at January 1, 2023	31,023	$142.68			9,687	$79.82
Spin-off adjustment(a)	3,704	N/A			(784)	N/A
Granted	358	88.15			3,203	89.60
Exercised	(7,275)	77.64			(3,480)	67.96
Forfeited	(21)	64.46			(523)	69.73
Expired	(5,216)	152.04			N/A	N/A
Outstanding at December 31, 2023	22,573	$122.35	3.0	$544	8,103	$76.52	1.1	$1,034
Exercisable at December 31, 2023	21,389	$124.83	2.8	$484	N/A	N/A	N/A	N/A
Expected to vest	1,098	$77.50	7.7	$55	7,313	$76.09	1.0	$933
(a) The spin-off adjustment represents the net of shares converted into new GE awards and shares converted and transferred to GE HealthCare Technologies Inc. as a result of the January 3, 2023 separation of GE HealthCare.

Total outstanding target PSUs and performance shares at December 31, 2023 were 2,315 thousand shares with a weighted average fair value of $68.58. The intrinsic value and weighted average contractual term of target PSUs and performance shares outstanding were $295 million and 1.3 years, respectively.
2023 FORM 10-K 71

	2023	2022	2021
Compensation expense (after-tax)(a)	$299	$251	$305
Cash received from stock options exercised	565	62	93
Intrinsic value of stock options exercised and RSU/PSUs vested	561	170	217
(a) Unrecognized compensation cost related to unvested equity awards as of December 31, 2023 was $318 million, which will be amortized over a weighted average period of 1.0 year. Income tax benefit recognized in earnings was $61 million, $12 million and an insignificant amount in 2023, 2022, and 2021, respectively.

NOTE 18. EARNINGS PER SHARE INFORMATION

	2023		2022		2021
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$9,063	$9,066	$(811)	$(811)	$(4,822)	$(4,822)
Preferred stock dividends and other and accretion of preferred share repurchase(a)	(295)	(295)	(286)	(286)	(246)	(246)
Earnings (loss) from continuing operations attributable to common shareholders	8,769	8,772	(1,097)	(1,097)	(5,067)	(5,067)
Earnings (loss) from discontinued operations	414	414	1,151	1,151	(1,516)	(1,516)
Net earnings (loss) attributable to GE common shareholders	9,182	9,186	54	54	(6,583)	(6,583)

Shares of GE common stock outstanding	1,089	1,089	1,096	1,096	1,098	1,098
Employee compensation-related shares (including stock options)	10	—	—	—	—	—
Total average equivalent shares	1,099	1,089	1,096	1,096	1,098	1,098

Earnings (loss) from continuing operations	$7.98	$8.06	$(1.00)	$(1.00)	$(4.62)	$(4.62)
Earnings (loss) from discontinued operations	0.38	0.38	1.05	1.05	(1.38)	(1.38)
Net earnings (loss) per share	8.36	8.44	0.05	0.05	(6.00)	(6.00)

Potentially dilutive securities(b)	26		45		41
(a) For the year ended December 31, 2023, included $(58) million related to excise tax on preferred share redemptions.
(b) Outstanding stock awards not included in the computation of diluted earnings (loss) per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the year ended December 31, 2023, application of this treatment had an insignificant effect. For the years ended December 31, 2022 and 2021, as a result of the loss from continuing operations, losses were not allocated to the participating securities.

NOTE 19. OTHER INCOME (LOSS)

	2023	2022	2021
Investment in GE HealthCare realized and unrealized gain (loss)	$5,639	$—	$—
Investment in and note with AerCap realized and unrealized gain (loss)	129	(865)	711
Investment in Baker Hughes realized and unrealized gain (loss)	10	912	938
Gains (losses) on retained and sold ownership interests	$5,778	$47	$1,649
Other net interest and investment income (loss)(a)	739	474	585
Licensing and royalty income	244	185	175
Equity method income	237	220	(123)
Purchases and sales of business interests(b)	104	60	(52)
Other items	28	185	462
Total other income (loss)	$7,129	$1,172	$2,696
(a) Included interest income associated with customer advances of $156 million, $162 million and $167 million in 2023, 2022 and 2021, respectively. See Note 8 for further information.
(b) Included a pre-tax loss of $170 million related to the sale of our boiler manufacturing business in China in our Power segment in 2021.
2023 FORM 10-K 72

Our investment in GE HealthCare comprises 61.6 million shares (approximately 13.5% ownership interest) at December 31, 2023. During the year ended December 31, 2023, we received total proceeds of $2,192 million from the disposition of GE HealthCare shares. During the year ended December 31, 2023, we received total proceeds of $6,587 million from the sale of our remaining AerCap shares, leaving an AerCap senior note as our only remaining position. During the first quarter of 2023, we received proceeds of $216 million from the sale of Baker Hughes shares and have now fully monetized our position.

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

RESTRUCTURING AND OTHER CHARGES	2023	2022	2021
Workforce reductions	$392	$281	$568
Plant closures & associated costs and other asset write-downs	258	533	117
Acquisition/disposition net charges and other	56	30	(21)
Total restructuring and other charges	$706	$845	$664

Cost of equipment/services	$157	$206	$348
Selling, general and administrative expenses	549	669	390
Other (income) loss	—	(31)	(75)
Total restructuring and other charges	$706	$845	$664

Aerospace	$13	$20	$70
Renewable Energy	296	177	204
Power	107	155	369
Corporate	290	494	20
Total restructuring and other charges(a)	$706	$845	$664
Restructuring and other charges cash expenditures(b)	$508	$415	$683
(a) Includes $303 million, $366 million and $114 million primarily in non-cash impairment, accelerated depreciation and other charges for the years ended December 31, 2023, 2022 and 2021, respectively, not reflected in the liability table below.
(b) Primarily for employee severance payments, contract and lease terminations.

An analysis of changes in the liability for restructuring follows:

	2023	2022	2021
Balance at beginning of period	$977	$825	$1,065
Additions	403	479	550
Payments	(351)	(310)	(570)
Remeasurement	(42)	15	(169)
Effect of foreign currency and other	(69)	(32)	(51)
Balance at December 31(a)	$918	$977	$825
(a) Includes actuarial determined post-employment severance benefits reserve of $324 million, $348 million and $321 million as of December 31, 2023, 2022 and 2021, respectively.

In 2023 and 2022, restructuring primarily included exit activities related to the restructuring programs announced in 2022, reflecting lower Corporate shared-service and footprint needs as a result of the GE HealthCare spin-off, and exit activities across our businesses planned to be part of GE Vernova, primarily reflecting the selectivity strategy to operate in fewer markets and to simplify and standardize product variants at Renewable Energy. This plan was expanded during the third quarter of 2023 to include the consolidation of the global footprint and related resources at our Power business to better serve our customers.

In 2021, restructuring primarily included exit activities at our Power business related to our new coal build wind-down actions, which included the exit of certain product lines, closing certain manufacturing and office facilities and other workforce reduction programs.

SEPARATION COSTS. In November 2021, the company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aviation, healthcare, and energy. As a result of this plan, we have incurred and expect to continue to incur separation, transition, and operational costs, which will depend on specifics of the transactions.

For the year ended December 31, 2023, we incurred pre-tax separation expense of $978 million and paid $1,059 million in cash, primarily related to employee costs, professional fees, costs to establish certain stand-alone functions and information technology systems, and other transformation and transaction costs to transition to stand-alone public companies. These costs are presented as separation costs in our consolidated Statement of Earnings (Loss). In addition, we recognized $197 million of net tax benefit, primarily associated with planned legal entity separation and tax on changes to indefinite reinvestment of foreign earnings.

2023 FORM 10-K 73

For the year ended December 31, 2022, we incurred pre-tax separation costs of $715 million, and paid $158 million in cash, and recognized $16 million of net tax benefit, related to separation activities.

As discussed in Note 2, GE completed the separation of its HealthCare business into a separate, independent publicly traded company, GE HealthCare Technologies Inc. As a result, pre-tax separation costs specifically identifiable to GE HealthCare are now reflected in discontinued operations. We incurred $22 million and $258 million in pre-tax costs, recognized $5 million and $54 million of tax benefit and spent $182 million and $103 million in cash related to GE HealthCare for the year ended December 31, 2023 and 2022, respectively.

NOTE 21. FAIR VALUE MEASUREMENTS Our assets and liabilities measured at fair value on a recurring basis include debt securities mainly supporting obligations to annuitants and policyholders in our run-off insurance operations, our equity interests in GE HealthCare and AerCap and derivatives.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	Level 1		Level 2		Level 3(a)		Netting adjustment(d)		Net balance(b)
December 31	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Investment securities	$4,767	$6,732	$32,098	$30,483	$6,841	$6,421	$—	$—	$43,706	$43,636
Derivatives	—	—	943	1,274	6	1	(512)	(821)	437	454
Total assets	$4,767	$6,732	$33,042	$31,757	$6,847	$6,421	$(512)	$(821)	$44,143	$44,090

Derivatives	$—	$—	$669	$1,240	$2	$—	$(510)	$(820)	$161	$420
Other(c)	—	—	428	379	—	—	—	—	428	379
Total liabilities	$—	$—	$1,097	$1,619	$2	$—	$(510)	$(820)	$588	$799
(a)Included $3,873 million of U.S. corporate debt securities, $1,491 million of Mortgage and asset-backed debt securities, and the $944 million AerCap note at December 31, 2023. Included $3,548 million of U.S. corporate debt securities, $1,386 million of Mortgage and asset-backed debt securities, and the $900 million AerCap note at December 31, 2022.
(b)Included investment securities in our run-off Insurance operations of $37,592 million and $35,503 million as of December 31, 2023 and 2022, respectively, which are Level 2 and 3. See Notes 3 and 22 for further information on the composition of our investment securities and derivative portfolios.
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

	Balance at January 1	Net realized/unrealized gains(losses)(a)	Purchases(b)	Sales & Settlements	Transfers into Level 3	Transfers out of Level 3	Balance at December 31
2023
Investment securities	$6,421	$195	$617	$(398)	$37	$(30)	$6,841
2022
Investment securities	$7,222	$(1,002)	$973	$(628)	$57	$(201)	$6,421
(a)Primarily included net unrealized gains (losses) of $134 million and $(994) million in Other comprehensive income for the years ended December 31, 2023 and 2022, respectively.
(b)Included $379 million of U.S. corporate debt securities and $177 million of Mortgage and asset-backed debt securities for the year ended December 31, 2023. Included $508 million of U.S. corporate debt securities and $302 million of Mortgage and asset-backed debt securities for the year ended December 31, 2022.

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

		December 31, 2023		December 31, 2022
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,438	$2,379	$2,557	$2,418
Liabilities	Borrowings (Note 10)	$20,965	$20,689	$24,059	$22,849
	Investment contracts (Note 12)	1,535	1,616	1,708	1,758

2023 FORM 10-K 74

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

FAIR VALUE OF DERIVATIVES	December 31, 2023			December 31, 2022
	Gross Notional	All other current assets	All other current liabilities	Gross Notional	All other current assets	All other current liabilities
Qualifying currency exchange contracts	$6,648	$156	$91	$5,112	$132	$146
Non-qualifying currency exchange contracts and other	50,563	794	580	52,786	1,143	1,095
Gross derivatives	$57,211	$950	$671	$57,898	$1,275	$1,241
Netting and credit adjustments		$(512)	$(510)		$(821)	$(820)
Net derivatives in statement of financial position		$437	$161		$454	$420

FAIR VALUE HEDGES. As of December 31, 2023, all fair value hedges were terminated. Gains (losses) associated with the terminated hedging relationships will continue to amortize into interest expense until the hedged borrowings mature. The cumulative amount of hedging adjustments of $1,162 million (all on discontinued hedging relationships) was included in the carrying amount of the previously hedged liability of $9,253 million. At December 31, 2022, the cumulative amount of hedging adjustments of $1,240 million (all on discontinued hedging relationships) was included in the carrying amount of the previously hedged liability of $9,933 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES
	Gain (loss) recognized in AOCI for the year ended December 31
	2023	2022	2021
Cash flow hedges(a)	$83	$(242)	$(140)
Net investment hedges(b)	(153)	341	487
(a) Primarily related to currency exchange contracts.
(b) The carrying value of foreign currency debt designated as net investment hedges was $4,726 million and $3,329 million as of December 31, 2023 and 2022, respectively. The total reclassified from AOCI into earnings was zero, zero and $(87) million for the years ended December 31, 2023, 2022 and 2021, respectively.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The total amount in AOCI related to cash flow hedges of forecasted transactions was a $2 million loss as of December 31, 2023. We expect to reclassify $6 million of loss to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. As of December 31, 2023, the maximum term of derivative instruments that hedge forecasted transactions was approximately 12 years.

The table below presents the effects of hedges and resulting gains (losses) of our derivative financial instruments in the Statement of Earnings (Loss):

	2023				2022
	Revenues	Interest Expense	SG&A(b)	Other Income(a)	Revenues	Debt extinguishment costs	Interest Expense	SG&A(b)	Other Income(a)
	$67,954	$1,118	$9,195	$57,521	$58,100	$465	$1,477	$9,173	$45,444
Cash flow hedges	$(1)	$(10)	$1	$39	$(23)		$(20)	$(2)	$(100)
Fair value hedges		$—					$(16)
Non-hedging derivatives	$—	$—	$130	$(167)	$7	$159	$(4)	$(269)	$(485)
(a) Amounts are inclusive of cost of sales and other income (loss).
(b) SG&A was primarily driven by hedges of deferred incentive compensation, and hedges of remeasurement of monetary assets and liabilities.
2023 FORM 10-K 75

COUNTERPARTY CREDIT RISK. Our exposures to counterparties were $374 million and $306 million at December 31, 2023 and December 31, 2022, respectively. Counterparties' exposures to our derivative liability were $120 million and $365 million at December 31, 2023 and December 31, 2022, respectively.

NOTE 23. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $117 million and $401 million and liabilities of $203 million and $206 million at December 31, 2023 and December 31, 2022, respectively, in consolidated Variable Interest Entities (VIEs). These entities were created to help our customers facilitate or finance the purchase of GE equipment and services and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $6,657 million and $5,917 million at December 31, 2023 and December 31, 2022, respectively. Of these investments, $1,272 million and $1,481 million were owned by Energy Financial Services (EFS), comprising equity method investments, primarily renewable energy tax equity investments, at December 31, 2023 and December 31, 2022, respectively. In addition, $5,151 million and $4,219 million were owned by our run-off insurance operations, primarily comprising equity method investments at December 31, 2023 and December 31, 2022, respectively. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 24.

NOTE 24. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. We had total investment commitments of $3,809 million and unfunded lending commitments, primarily at EFS, of $651 million at December 31, 2023. The investment commitments primarily comprise investments by our run-off insurance operations in investment securities and other assets of $3,662 million and included within these commitments are obligations to make investments in unconsolidated VIEs of $3,545 million. See Note 23 for further information.

As of December 31, 2023, in our Aerospace segment, we have committed to provide financing assistance of $2,676 million of future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. Credit support. We have provided $916 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. The liability for such credit support was $21 million.

Indemnification agreements – Continuing Operations. GE has obligations under the Tax Matters Agreement to indemnify GE HealthCare for certain tax costs and other indemnifications of $41 million, which are fully reserved. In addition, we have $289 million of other indemnification commitments, including representations and warranties in sales of business assets, for which we recorded a liability of $70 million.

Indemnification agreements - Discontinued Operations. Following the Separation of GE HealthCare on January 3, 2023, GE has remaining performance and bank guarantees on behalf of its former HealthCare business, with a maximum aggregate exposure of $44 million. GE also has obligations under the Transition Services Agreement and Tax Matters Agreement to indemnify GE HealthCare for certain technology and tax costs of $81 million, which are fully reserved. In addition, we have provided specific indemnities to other buyers of assets of our business that, in the aggregate, represent a maximum potential claim of $721 million with related reserves of $71 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

	2023	2022	2021
Balance at January 1	$1,960	$1,730	$1,897
Current-year provisions(a)	961	1,081	635
Expenditures	(886)	(768)	(724)
Other changes	18	(83)	(78)
Balance at December 31	$2,053	$1,960	$1,730
a) The increase in current and prior-year provisions is primarily related to Renewable Energy which, in 2022, was substantially all due to changes in estimates on pre-existing warranties and related to the deployment of repairs and other corrective measures.

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
2023 FORM 10-K 76

Alstom legacy legal matters. In 2015, we acquired the Steam Power, Renewables and Grid businesses from Alstom, which prior to our acquisition were the subject of significant cases involving anti-competitive activities and improper payments. We had reserves of $393 million and $455 million at December 31, 2023 and 2022, respectively, for legal and compliance matters related to the legacy business practices that were the subject of cases in various jurisdictions. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations or damages. Given the significant litigation and compliance activity related to these matters and our ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the reserve established. The estimation of this reserve may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this reserve. Factors that can affect the ultimate amount of losses associated with these and related matters include the way cooperation is assessed and valued, prosecutorial discretion in the determination of damages, formulas for determining disgorgement, fines or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided.

Shareholder and related lawsuits. Since November 2017, several putative shareholder class actions under the federal securities laws were filed against GE and certain affiliated individuals and consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (the Hachem case, also referred to as the Sjunde AP-Fonden case). The complaint against defendants GE and current and former GE executive officers alleged violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareholders who acquired GE stock between February 27, 2013 and January 23, 2018. GE filed a motion to dismiss in December 2019. In January 2021, the court granted the motion to dismiss as to the majority of the claims. Specifically, the court dismissed all claims related to insurance reserves, as well as all claims related to accounting for long-term service agreements, with the exception of certain claims about historic disclosures related to factoring in the Power business that survive as to GE and its former CFO Jeffrey S. Bornstein. All other individual defendants have been dismissed from the case. In April 2022, the court granted the plaintiffs' motion for class certification for shareholders who acquired stock between February 26, 2016 and January 23, 2018. In September 2022, GE filed a motion for summary judgment on the plaintiffs' remaining claims. In September 2023, the court denied GE’s motion for summary judgment, except as to claims arising from disclosures made between November 2017 and January 2018.

Since February 2018, multiple shareholder derivative lawsuits were filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). These lawsuits have alleged violations of securities laws, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement, although the specific matters underlying the allegations in the lawsuits have varied. Two shareholder derivative lawsuits are currently pending: the Lindsey and Priest/Tola cases, which were filed in New York state court. The allegations in these two cases relate to substantially the same facts as those underlying the Sjunde AP-Fonden case. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures. The Lindsey case has been stayed by agreement of the parties, and GE filed a motion to dismiss the Priest/Tola complaint in March 2021.

In July 2018, a putative class action (the Mahar case) was filed in New York state court naming as defendants GE, former GE executive officers, a former member of GE’s Board of Directors and KPMG. It alleged violations of Sections 11, 12 and 15 of the Securities Act of 1933 based on alleged misstatements related to insurance reserves and performance of GE’s business segments in GE Stock Direct Plan registration statements and documents incorporated therein by reference and seeks damages on behalf of shareholders who acquired GE stock between July 20, 2015 and July 19, 2018 through the GE Stock Direct Plan. In February 2019, this case was dismissed. In April 2019, GE filed a motion to dismiss. In October 2019, the court denied GE's motion to dismiss and stayed the case pending the outcome of the Sjunde AP-Fonden case. In November 2019, the plaintiffs moved to re-argue to challenge the stay, and GE cross-moved to re-argue the denial of the motion to dismiss and filed a notice of appeal. The court denied both motions for re-argument, and in November 2020, the Appellate Division First Department affirmed the court's denial of GE's motion to dismiss. In January 2021, GE filed a motion for leave to appeal to the New York Court of Appeals, and that motion was denied in March 2021.

GE Retirement Savings Plan class actions. In 2017, four putative class action lawsuits were filed regarding the oversight of the GE RSP, and those class actions were consolidated into a single action in the U.S. District Court for the District of Massachusetts. The consolidated complaint named as defendants GE, GE Asset Management, current and former GE and GE Asset Management executive officers and employees who served on fiduciary bodies responsible for aspects of the GE RSP during the class period. Like similar lawsuits that were brought against other companies in recent years, this action alleged that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act (ERISA) in their oversight of the GE RSP, principally by retaining five proprietary funds that plaintiffs alleged were underperforming as investment options for plan participants and by charging higher management fees than some alternative funds. The plaintiffs sought unspecified damages on behalf of a class of GE RSP participants and beneficiaries from September 26, 2011 through the date of any judgment. In August and December 2018, the court issued orders dismissing one count of the complaint and denying GE's motion to dismiss the remaining counts. In September 2022, both GE and the plaintiffs filed motions for summary judgment on the remaining claims. In September 2023, GE executed a class action settlement with plaintiffs in the amount of $61 million, which the court preliminarily approved in October 2023 with a hearing on final approval scheduled for March 2024. Net of insurance contributions, this had an immaterial financial impact that GE recognized in its results for the quarter ended September 30, 2023.

2023 FORM 10-K 77

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. For a number of years, GE has observed an increase in the total number of lawsuits being brought against Bank BPH and other banks in Poland by current and former borrowers, and we expect this to continue in future reporting periods. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded an additional charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH as of December 31, 2023 was $2,669 million.

The estimate of total losses for borrower litigation at Bank BPH as of December 31, 2023 accounts for the costs of payments to borrowers who we estimate will participate in the settlement program, as well as estimates for the results of litigation with other borrowers, which in either case can exceed the value of the current loan balance. This estimate represents our best estimate of the total losses we expect to incur over time. However, there are a number of factors that could affect the estimate in the future, including: potentially significant judicial decisions or binding resolutions by the European Court of Justice (ECJ) or the Polish Supreme Court, including a ruling by the ECJ in June 2023 that could significantly increase the cost to banks of loans invalidated by Polish courts and encourage more borrower lawsuits; the impact of any such decisions or resolutions on how Polish courts will interpret and apply the law in particular cases; the receptivity of borrowers over time to Bank BPH’s settlement program; the number of active and inactive borrowers who sue Bank BPH; the ability of Bank BPH to recover from borrowers the original principal amount of loans invalidated by Polish courts; and the impact of potential future legislation in Poland relating to foreign currency indexed or denominated mortgage loans. While we are unable at this time to develop a meaningful estimate of reasonably possible losses beyond the amount currently recorded, future changes related to any of the foregoing or in Bank BPH’s settlement approach, or other adverse developments such as actions by regulators, legislators or other governmental authorities (including consumer protection regulators), could increase our estimate of total losses and potentially require future cash contributions to Bank BPH. See Note 2 for further information.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws and nuclear decommissioning regulations. We record reserves for obligations for ongoing and future environmental remediation activities, such as the Housatonic River cleanup described below, and for additional liabilities we expect to incur in connection with previously remediated sites, such as natural resource damages for the Hudson River where GE completed dredging in 2019. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged exposure by workers and others to asbestos or other hazardous materials. Liabilities for environmental remediation, nuclear decommissioning and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Total reserves related to environmental remediation, nuclear decommissioning and worker exposure claims were $2,465 million and $2,415 million at December 31, 2023 and 2022, respectively.

In 2000, GE and the Environmental Protection Agency (EPA) entered into a consent decree relating to PCB cleanup of the Housatonic River in Massachusetts. In October 2016, the EPA issued its final decision pursuant to the consent decree, which GE and several other interested parties appealed to the EPA’s Environmental Appeals Board (EAB). The EAB issued its decision in January 2018, affirming parts of the EPA’s decision and granting relief to GE on certain significant elements of its challenge. The EAB remanded the decision back to the EPA to address those elements and reissue a revised final remedy, and the EPA convened a mediation process with GE and interested stakeholders. In February 2020, the EPA announced an agreement between the EPA and many of the mediation stakeholders, including GE, concerning a revised Housatonic River remedy. In March 2021, two local environmental advocacy groups filed a joint petition to the EAB challenging portions of the revised permit; in February 2022, the EAB denied the petition, and the permit became effective in March 2022. In May 2022, the two environmental advocacy groups petitioned the U.S. Court of Appeals for the First Circuit to review the EPA’s final permit. The Court's denial of this petition in July 2023 was not appealed, concluding these proceedings on the EPA’s remedy. As of December 31, 2023, and based on its assessment of current facts and circumstances, GE believes that it has recorded adequate reserves to cover future obligations associated with the EPA's final remedy.

Expenditures for site remediation, nuclear decommissioning and worker exposure claims amounted to approximately $260 million, $220 million and $181 million for the years ended December 31, 2023, 2022 and 2021, respectively. We presently expect that such expenditures will be approximately $200 million in both 2024 and 2025.

NOTE 25. OPERATING SEGMENTS
BASIS FOR PRESENTATION. Our operating businesses are organized based on the nature of markets and customers. Segment accounting policies are the same as described and referenced in Note 1. A description of our operating segments as of December 31, 2023 can be found in the Segment Operations section within MD&A.

REVENUES	Total revenues			Intersegment revenues			External revenues
Years ended December 31	2023	2022	2021	2023	2022	2021	2023	2022	2021
Aerospace	$31,770	$26,050	$21,310	$708	$660	$1,036	$31,062	$25,390	$20,274
Renewable Energy	15,050	12,977	15,697	76	80	138	14,974	12,896	15,559
Power	17,731	16,262	16,903	180	267	345	17,551	15,995	16,558
Corporate	3,403	2,812	2,559	(965)	(1,008)	(1,519)	4,367	3,819	4,078
Total	$67,954	$58,100	$56,469	$—	$—	$—	$67,954	$58,100	$56,469
2023 FORM 10-K 78

	Years ended December 31
	2023			2022			2021
	Equipment	Services	Total	Equipment	Services	Total	Equipment	Services	Total
Aerospace	$9,319	$22,451	$31,770	$7,842	$18,207	$26,050	$7,531	$13,780	$21,310
Renewable Energy	12,625	2,425	15,050	10,191	2,785	12,977	13,224	2,473	15,697
Power	5,396	12,335	17,731	4,737	11,526	16,262	5,035	11,868	16,903
Total segment revenues	$27,340	$37,211	$64,551	$22,770	$32,518	$55,289	$25,789	$28,121	$53,910

Revenues are classified according to the region to which equipment and services are sold. For purposes of this analysis, the U.S. is presented separately from the remainder of the Americas.

Years ended December 31	2023					2022	2021
	Aerospace	Renewable Energy	Power	Corporate	Total	Total	Total
U.S.	$13,486	$6,327	$6,008	$3,270	$29,090	$24,964	$25,607
Non-U.S.
Europe	7,225	4,099	4,178	148	15,650	12,587	11,244
China region	2,607	214	1,081	(2)	3,900	3,537	4,044
Asia (excluding China region)	3,195	1,874	2,002	(102)	6,969	6,098	5,762
Americas	1,865	1,579	1,576	14	5,034	4,750	3,553
Middle East and Africa	3,393	958	2,885	75	7,310	6,164	6,259
Total Non-U.S.	$18,285	$8,723	$11,722	$133	$38,863	$33,136	$30,862
Total geographic revenues	$31,770	$15,050	$17,731	$3,403	$67,954	$58,100	$56,469
Non-U.S. revenues as a % of total	58%	58%	66%		57%	57%	55%

REMAINING PERFORMANCE OBLIGATION. As of December 31, 2023, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $267,233 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: 1) equipment-related remaining performance obligation of $54,675 million of which 44%, 68% and 92% is expected to be recognized within 1, 2 and 5 years, respectively, and the remaining thereafter; and 2) services-related remaining performance obligations of $212,558 million of which 12%, 42%, 66% and 82% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

Total sales of equipment and services to agencies of the U.S. Government were 8% of total revenues for the years ended December 31, 2023, 2022 and 2021. Within our Aerospace segment, defense-related sales were 6%, 7% and 7% of total revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

PROFIT AND EARNINGS For the years ended December 31	2023	2022	2021
Aerospace	$6,115	$4,775	$2,882
Renewable Energy	(1,437)	(2,240)	(795)
Power	1,449	1,217	726
Total segment profit (loss)	6,126	3,751	2,812
Corporate(a)	3,785	(2,875)	1,158
Interest and other financial charges	(1,073)	(1,423)	(1,727)
Debt extinguishment costs	—	(465)	(6,524)
Non-operating benefit income (cost)	1,585	409	(1,136)
Benefit (provision) for income taxes	(1,357)	(210)	595
Preferred stock dividends	(295)	(289)	(237)
Earnings (loss) from continuing operations attributable to GE common shareholders	8,772	(1,100)	(5,058)
Earnings (loss) from discontinued operations attributable to GE common shareholders	414	1,151	(1,515)
Net earnings (loss) attributable to GE common shareholders	$9,186	$51	$(6,573)
(a) Includes interest and other financial charges of $45 million, $54 million and $63 million and benefit for income taxes of $195 million, $213 million and $162 million related to EFS within Corporate for the years ended December 31, 2023, 2022, and 2021, respectively.

2023 FORM 10-K 79

	Assets			Property, plant and equipment additions			Depreciation and amortization
	At December 31			For the years ended December 31			For the years ended December 31
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Aerospace	$39,985	$39,243	$38,298	$734	$543	$445	$1,089	$1,037	$1,074
Renewable Energy	15,936	15,719	14,804	389	275	349	388	412	432
Power	23,255	22,173	23,569	348	210	189	478	506	692
Corporate	82,175	79,826	97,301	22	34	25	125	948	160
Total continuing	$161,351	$156,961	$173,972	$1,494	$1,061	$1,007	$2,080	$2,903	$2,359

We classify certain assets that cannot meaningfully be associated with specific geographic areas as “Other Global” for this purpose.

December 31	2023	2022
U.S.	$105,676	$112,371
Non-U.S.
Europe	38,899	26,875
Asia	7,988	8,054
Americas	5,875	5,796
Other Global	2,912	3,866
Total Non-U.S.	$55,674	$44,590
Total assets (continuing operations)	$161,351	$156,961

The increase in continuing assets in 2023 was primarily driven by higher cash from net income, the retention of an ownership interest in GEHC, partially offset by cash paid for share redemptions and repurchases and depreciation and amortization on property, plant and equipment and intangible assets. Property, plant and equipment – net associated with operations based in the United States and outside the United States was approximately 4% and 3% and 3% and 4% of total continuing assets as of December 31, 2023 and 2022, respectively.

NOTE 26. SUMMARIZED FINANCIAL INFORMATION.
As of September 14, 2023, our investment in AerCap ownership reduced below 20%, and as a result, we no longer have significant influence in AerCap. On November 16, 2023, we sold our remaining equity interest in AerCap and only the note remains outstanding. The fair value of our interest in AerCap, including the note, was $944 million and $7,403 million, which is included within Investment securities on our Statement of Financial Position at December 31, 2023 and 2022, respectively. We recognized a realized pre-tax and after-tax gain of $129 million based on several transactions during the year with share prices in the range of $55.75 to $65.89, an unrealized pre-tax loss of $865 million ($1,052 million after-tax) based on a share price of $58.32 and an unrealized pre-tax and after-tax gain of $711 million based on a share price of $65.42 related to our interest in AerCap for the years ended December 31, 2023, 2022, and 2021, respectively. See Notes 2, 3 and 19 for further information. Given AerCap summarized financial information is not available as of the date of this filing, the summarized financial information presented below is reported on a one quarter lag.

For the years ended December 31	2023(a)	2022(b)
Revenues	$7,511	$6,627
Net income (loss)	2,539	(1,128)
Net income (loss) attributable to the entity	2,525	(1,132)
(a) We reported summarized financial information ending September 30, 2023 instead of September 14, 2023 (date investment reduced below 20%).
(b) We reported summarized financial information starting October 1, 2021 instead of November 1, 2021 (the acquisition date).

As of December 31	2023(a)	2022(b)
Flight equipment held for operating leases, net	$—	$54,611
Other	—	15,200
Total assets	$—	$69,811
	$—
Debt	$—	$47,350
Other	—	6,817
Total liabilities	$—	$54,167
Noncontrolling interests	$—	$77
(a) As of September 14, 2023 (date investment reduced below 20%). As a result, we no longer have significant influence.
(b) Financial information is from September 30, 2022.

AerCap is a SEC registrant with separate filing requirements, and their respective financial information can be obtained from www.sec.gov.

2023 FORM 10-K 80

Equity method investments. Unconsolidated entities over which we have significant influence are accounted for as equity method investments and presented on a one-line basis in All other assets on our Statement of Financial Position. Equity method income includes our share of the results of unconsolidated entities, gains (loss) from sales and impairments of investments, which is included in Other income and in Insurance revenues in our Statement of Earnings (Loss). See Notes 1, 9 and 19 for further information.

	Equity method investment balance (Note 9)		Equity method income (loss)
December 31	2023	2022	2023	2022	2021
Aerospace	$1,958	$1,931	$295	$149	$58
Renewable Energy	808	752	74	32	39
Power	1,029	960	78	89	23
Corporate(a)	4,136	3,991	(34)	103	68
Total consolidated	$7,931	$7,633	$413	$373	$188
(a) Equity method investments within Corporate include investments held by EFS of $1,718 million and $1,975 million and held by our run-off insurance operations of $2,383 million and $1,980 million as of December 31, 2023 and 2022, respectively.

Summarized financial information of these equity method investments, exclusive of AerCap, is as follows.

For the years ended December 31	2023	2022	2021
Revenues	$43,463	$33,891	$27,210
Gross Profit	2,791	2,579	2,060
Net income (loss)	2,847	2,068	2,020
Net income (loss) attributable to the entity	2,802	2,035	2,000

As of December 31	2023	2022
Current assets	$29,167	$26,659
Total assets	$68,313	$61,105
Current liabilities	$23,484	$21,918
Total liabilities	$33,573	$31,947
Noncontrolling interests	$552	$399

NOTE 27. QUARTERLY INFORMATION (UNAUDITED)

	First quarter		Second quarter		Third quarter		Fourth quarter
(Per-share amounts in dollars)	2023	2022	2023	2022	2023	2022	2023	2022
Total revenues	$14,486	$12,675	$16,699	$14,127	$17,346	$14,470	$19,423	$16,828
Sales of equipment and services	13,695	11,910	15,852	13,361	16,504	13,826	18,514	16,045
Cost of equipment and services sold	10,729	9,774	12,362	10,525	12,905	11,534	14,396	12,440
Earnings (loss) from continuing operations	6,221	(1,209)	1,058	(1,127)	161	(245)	1,589	1,786
Earnings (loss) from discontinued operations	1,257	101	(1,019)	264	173	409	3	427
Net earnings (loss)	7,478	(1,108)	39	(863)	335	165	1,591	2,213
Less net earnings (loss) attributable to noncontrolling interests	(27)	28	4	19	(14)	4	—	16
Net earnings (loss) attributable to the Company	$7,506	$(1,136)	$35	$(882)	$348	$161	$1,591	$2,197
Per-share amounts – earnings (loss) from continuing operations
Diluted earnings (loss) per share	$5.56	$(1.16)	$0.91	$(1.09)	$0.08	$(0.29)	$1.44	$1.53
Basic earnings (loss) per share	5.60	(1.16)	0.91	(1.09)	0.08	(0.29)	1.46	1.55
Per-share amounts – earnings (loss) from discontinued operations
Diluted earnings (loss) per share	1.15	0.08	(0.93)	0.23	0.16	0.37	—	0.37
Basic earnings (loss) per share	1.15	0.08	(0.94)	0.23	0.16	0.37	—	0.37
Per-share amounts – net earnings (loss)
Diluted earnings (loss) per share	6.71	(1.08)	(0.02)	(0.86)	0.23	0.08	1.45	1.90
Basic earnings (loss) per share	6.76	(1.08)	(0.02)	(0.86)	0.24	0.08	1.46	1.93
Dividends declared	0.08	0.08	0.08	0.08	0.08	0.08	0.08	0.08

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

2023 FORM 10-K 81

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers (As of February 2, 2024)

			Date assumed
			Executive
Name	Position	Age	Officer Position

H. Lawrence Culp, Jr.	Chairman of the Board & Chief Executive Officer, GE;	60	October 2018
	CEO, GE Aerospace
Rahul Ghai	Senior Vice President & Chief Financial Officer, GE	52	September 2023

L. Kevin Cox	Senior Vice President, Chief Human Resources Officer, GE	60	February 2019

Michael J. Holston	Senior Vice President, General Counsel & Secretary, GE	61	April 2018

Russell Stokes	Senior Vice President, GE;	52	September 2018
	President & CEO, Commercial Engines and Services, GE Aerospace
Scott L. Strazik	Senior Vice President, GE;	45	January 2019
	President & CEO, GE Vernova;
Thomas S. Timko	Vice President, Controller & Chief Accounting Officer, GE	55	September 2018

All Executive Officers are elected by the Board of Directors for an initial term that continues until the Board meeting immediately preceding the next annual statutory meeting of shareholders, and thereafter are elected for one-year terms or until their successors have been elected. Other than Mr. Ghai, the Executive Officers have been executives of General Electric Company for at least five years.

Prior to joining GE in August 2022, Mr. Ghai was Executive Vice President and Chief Financial Officer of Otis Worldwide Corporation, an elevator and escalator manufacturing, installation and service company, since 2019. Prior to that, he served as Senior Vice President and Chief Financial Officer of Harris Corporation, a technology company and defense contractor, from 2016 until 2019.

The remaining information called for by this item is incorporated by reference to “Election of Directors”, “Other Governance Policies & Practices”, “Board Committees”, and “Board Operations” in our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be held May 7, 2024, which will be filed within 120 days of the end of our fiscal year ended December 31, 2023 (the 2024 Proxy Statement).

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements
Included in the “Financial Statements and Supplementary Data” section of this report:
Management’s Annual Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Statement of Earnings (Loss) for the years ended December 31, 2023, 2022 and 2021
Statement of Financial Position at December 31, 2023 and 2022
Statement of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Statement of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021
Statement of Changes in Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021
Notes to consolidated financial statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Operating Segments
(a)2. Financial Statement Schedules
The schedules listed in Reg. 210.5-04 have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(a)3. Exhibit Index

Exhibit
2 Separation and Distribution Agreement, dated November 7, 2022 by and between General Electric Company and GE HealthCare Technologies Inc. (f/k/a GE Healthcare Holding LLC), as amended. (Incorporated by reference to Exhibit 2.1 to GE’s Current Report on Form 8-K, January 4, 2023 (Commission file no, 001-00035)).

2023 FORM 10-K 82

3(i) The Restated Certificate of Incorporation of General Electric Company (Incorporated by reference to Exhibit 3(i) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013), as amended by the Certificate of Amendment, dated December 2, 2015 (Incorporated by reference to Exhibit 3.1 to GE’s Current Report on Form 8-K, dated December 3, 2015), as further amended by the Certificate of Amendment, dated January 19, 2016 (Incorporated by reference to Exhibit 3.1 to GE’s Current Report on Form 8-K, dated January 20, 2016), as further amended by the Certificate of Change of General Electric Company (Incorporated by reference to Exhibit 3(1) to GE’s Current Report on Form 8-K, dated September 1, 2016), as further amended by the Certificate of Amendment, dated May 13, 2019 (Incorporated by reference to Exhibit 3.1 to GE’s Current Report on Form 8-K, dated May 13, 2019), as further amended by the Certificate of Change of General Electric Company (Incorporated by reference to Exhibit 3.1 to GE’s Current Report on Form 8-K, dated December 9, 2019), as further amended by the Certificate of Amendment, dated July 30, 2021 (Incorporated by reference to Exhibit 3.1 to GE's Current Report on Form 8-K, dated July 30, 2021), as further amended by the Certificate of Change of General Electric Company, dated May 15, 2023 (Incorporated by reference to Exhibit 3.1 to GE's Current Report on Form 8-K, dated May 17, 2023) (in each case, under Commission file number 001-00035).

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

4(k) Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

4(l) Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
(10) Except for 10(tt), (uu), (vv) and (ww) below, all of the following exhibits consist of Executive Compensation Plans or Arrangements:

(a) GE Executive Life Insurance Plan, as amended and restated January 1, 2020, and all amendments to date, including its most recent amendment effective January 1, 2023 (Incorporated by reference to Exhibit 10(a) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Commission file number 001-00035)).

(b) GE Leadership Life Insurance Plan, effective January 1, 2020 and all amendments to date, including its most recent amendment January 3, 2023 (Incorporated by reference to Exhibit 10(b) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Commission file number 001-00035)).

(c) General Electric Directors’ Charitable Gift Plan, as amended through December 2002 (Incorporated by reference to Exhibit 10(i) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission file number 001-00035)).

(d) GE Aerospace Supplementary Pension Plan, as further amended and restated and effective January 1, 2023 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Commission file number 001-00035)).

(e) GE Energy Supplementary Pension Plan, as further amended and restated and effective January 1, 2023 (Incorporated by reference to Exhibit 10(b) to GE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (Commission file number 001-00035)).

(f) General Electric Restoration Plan, as amended, effective January 1, 2023 (Incorporated by reference to Exhibit 10(f) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Commission file number 001-00035)).

2023 FORM 10-K 83

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

(j) GE Aerospace Retirement for the Good of the Company Program, as amended effective January 1, 2023 (Incorporated by reference to Exhibit 10(j) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Commission file number 001-00035)).

(k) GE Energy Retirement for the Good of the Company Program, effective January 1, 2023 (Incorporated by reference to Exhibit 10(k) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Commission file number 001-00035)).

(l) GE US Executive Severance Plan, effective January 1, 2022 (Incorporated by reference to Exhibit 10(j) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Commission file number 001-00035)).

(m) GE Aerospace Excess Benefits Plan, as amended, effective January 1, 2023 (Incorporated by reference to Exhibit 10(m) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Commission file number 001-00035)).

(n) GE Energy Excess Benefits Plan, effective January 1, 2023 (Incorporated by reference to Exhibit 10(n) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Commission file number 001-00035)).

(o) GE Aerospace 2006 Executive Deferred Salary Plan, as amended, effective January 1, 2023 (Incorporated by reference to Exhibit 10(o) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Commission file number 001-00035)).

(p) GE Energy 2006 Executive Deferred Salary Plan, effective January 1, 2023 (Incorporated by reference to Exhibit 10(p) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Commission file number 001-00035)).

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

(s) GE 2022 Long-Term Incentive Plan, effective May 4, 2022 (Incorporated by reference to Exhibit 99.1 to GE's Registration Statement of Form S-8, File No. 333-264715).

(t) Form of Agreement of Stock Option Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of March 2023 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (Commission file number 001-00035)).

(u) Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2022 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission file number 001-00035)).

(v) Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2021 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2021 (Commission file number 001-00035)).

(w) Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2020 (Incorporated by reference to Exhibit 10(r) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission file number 001-00035)).

(x) Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of March 2023 (Incorporated by reference to Exhibit 10(b) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (Commission file number 001-00035)).

(y) Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2022 (Incorporated by reference to Exhibit 10(b) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (Commission file number 001-00035)).

(z) Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of March 2021 (Incorporated by reference to Exhibit 10(b) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2021 (Commission file number 001-00035)).

(aa) Form of Agreement for Leadership Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2007 Long-Term Incentive Plan, as of September 2020 (Incorporated by reference to Exhibit 10(t) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission file number 001-00035)).

(bb) Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of March 2023 (Incorporated by reference to Exhibit 10(c) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (Commission file number 001-00035)).

(cc) Form of Agreement for Performance Stock Unit Grants to Executive Officers in 2021 under the General Electric Company 2007 Long-Term Incentive Plan, as amended July 30, 2021 (Incorporates by reference to Exhibit 10(b) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-00035)).

(dd) Form of Transaction Incentive Award.*
2023 FORM 10-K 84

(ee) General Electric International Employee Stock Purchase Plan, as amended and restated on April 25, 2018 (Incorporated by reference to Exhibit 99.1 to GE’s Registration Statement on Form S-8, dated May 1, 2018, File No. 333-224587 (Commission file number 001-00035)).

(ff) General Electric Company Annual Executive Incentive Plan, as amended, effective January 1, 2023 (Incorporated by reference to Exhibit 10(ee) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Commission file number 001-00035)).

(gg) GE Energy Annual Executive Incentive Compensation Plan, effective January 1, 2023 (Incorporated by reference to Exhibit 10(ff) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Commission file number 001-00035)).

(hh) Employment Agreement between H. Lawrence Culp, Jr. and General Electric Company, effective October 1, 2018 (Incorporated by reference to Exhibit 10(z) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Commission file number 001-00035)).

(ii) Amendment No.1, effective August 18, 2020, to the Employment Agreement between H. Lawrence Culp, Jr. and General Electric Company, effective October 1, 2018 (Incorporated by reference to Exhibit 10.1 to General Electric Company’s Current Report on Form 8-K, dated August 20, 2020 (Commission file number 001-00035)).

(jj) Amendment No.2, dated as of March 15, 2022, to the Employment Agreement between H. Lawrence Culp, Jr. and General Electric Company, dated as of October 1, 2018 (Incorporated by reference to Exhibit 10.1 to GE’s Current on Form 8-K dated March 17, 2022 (Commission file number 001-00035)).

(kk) Performance Share Grant Agreement for H. Lawrence Culp, Jr., dated August 18, 2020 (Incorporated by reference to Exhibit 10.2 to General Electric Company’s Current Report on Form 8-K, dated August 20, 2020 (Commission file number 001-00035)).

(ll) Notice of Adjustment to the Performance Share Grant Agreement for H. Lawrence Culp, Jr., effective July 30, 2021 (Incorporated by reference to Exhibit 10(c) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-00035)).

(mm) Employment Agreement between Carolina Dybeck Happe and General Electric Company, effective November 24, 2019 (Incorporated by reference to Exhibit 10(z) to GE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Commission file number 001-00035)).

(nn) Memorandum of Understanding between General Electric Company and Carolina Dybeck Happe, effective March 1, 2020 (Incorporated by reference to Exhibit 10(c) to GE’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Commission file number 001-00035)).

(oo) Amendment No. 1, effective September 2, 2020, to the Employment Agreement between Carolina Dybeck Happe and General Electric Company, effective November 24, 2019 (Incorporated by reference to Exhibit 10(d) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission file number 001-00035)).

(pp) Amendment No. 2 to Employment Agreement between Carolina Dybeck Happe and General Electric Company and Amendment No. 1 to GE Performance Stock Unit Grant Agreement for Carolina Dybeck Happe, dated May 17, 2023 (Incorporated by reference to Exhibit 10 to GE’s Current Report on Form 8-K, dated May 18, 2023 (Commission file number 001-00035)).

(qq) Performance Stock Unit Grant Agreement for Carolina Dybeck Happe, dated September 3, 2020 (Incorporated by reference to Exhibit 10(e) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (Commission file number 001-00035)).

(rr) Notice of Adjustment to the Performance Stock Unit Grant Agreement for Carolina Dybeck Happe, effective July 30, 2021 (Incorporated by reference to Exhibit 10(d) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (Commission file number 001-00035)).

(ss) Offer Letter Agreement for Rahul Ghai, dated October 5, 2023 (Incorporated by reference to Exhibit 10(a) to GE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (Commission file number 001-00035)).

(tt) Amended and Restated Agreement, dated April 10, 2015, between General Electric Company and General Electric Capital Corporation (Incorporated by reference to Exhibit 10 to GE’s Current Report on Form 8-K, dated April 10, 2015 (Commission file number 001-00035)).

(uu) Amended and Restated Credit Agreement, dated as of May 27, 2021, among General Electric Company, as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10 to GE’s Current Report on Form 8-K, dated May 27, 2021 (Commission file number 001-00035)).

(vv) First Amendment to Amended and Restated Credit Agreement, dated as of May 27, 2021, among General Electric Company, as the borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders party thereto, dated June 9, 2023.*

(ww) Tax Matters Agreement, dated as of January 2, 2023, by and between GE and GE HealthCare Technologies Inc. (Incorporated by reference to Exhibit 10.1 to GE’s Current Report on Form 8-K, dated January 4, 2023 (Commission file no, 001-00035)).

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
(97) General Electric Company Clawback Policy Pursuant to Rule 10D-1 under the Securities Exchange Act of 1934.*
99(a) Supplement to Present Required Information in Searchable Format.*
2023 FORM 10-K 85

(101) The following materials from General Electric Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted as Inline XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the years ended December 31, 2023, 2022 and 2021, (ii) Statement of Financial Position at December 31, 2023 and 2022, (iii) Statement of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (iv) Statement of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, (v) Statement of Changes in Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements.*

(104) Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed electronically herewith
** Information required to be presented in Exhibit 11 is provided in Note 18 to the consolidated financial statements in this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

FORM 10-K CROSS REFERENCE INDEX		Page(s)
Part I
Item 1.	Business	4-6, 7-13, 78-80

Item 1A.	Risk Factors	27-36

Item 1B.	Unresolved Staff Comments	Not applicable

Item 1C.	Cybersecurity	26-27

Item 2.	Properties	4

Item 3.	Legal Proceedings	36

Item 4.	Mine Safety Disclosures	Not applicable
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26

Item 6.	[Reserved]	Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-25

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	16, 74-76

Item 8.	Financial Statements and Supplementary Data	41-81

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not applicable

Item 9A.	Controls and Procedures	37

Item 9B.	Other Information	Not applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not applicable
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	82, (a)

Item 11.	Executive Compensation	(b)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(c)

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(d)

Item 14.	Principal Accountant Fees and Services	(e)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	82-86

Item 16.	Form 10-K Summary	Not applicable

Signatures		87
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
(c)Incorporated by reference to “Stock Ownership Information” and "Equity Compensation Plan Information" in the 2023 Proxy Statement.
(d)Incorporated by reference to “Related Person Transactions” and “How We Assess Director Independence” in the 2023 Proxy Statement.
(e)Incorporated by reference to “Independent Auditor” in the 2023 Proxy Statement for Deloitte & Touche LLP (PCAOB ID No. 34).

2023 FORM 10-K 86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2023, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the City of Boston and Commonwealth of Massachusetts on the 2nd day of February 2024.

General Electric Company
(Registrant)

By	/s/ Rahul Ghai
Rahul Ghai Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Rahul Ghai	Principal Financial Officer	February 2, 2024
Rahul Ghai Senior Vice President and Chief Financial Officer

	/s/ Thomas S. Timko	Principal Accounting Officer	February 2, 2024
Thomas S. Timko Vice President, Chief Accounting Officer and Controller

	/s/ H. Lawrence Culp, Jr.	Principal Executive Officer	February 2, 2024
H. Lawrence Culp, Jr.* Chairman of the Board of Directors

	Stephen Angel*	Director
	Sébastien M. Bazin*	Director
	Margaret Billson*	Director
	Thomas Enders*	Director
	Edward P. Garden*	Director
	Isabella Goren*	Director
	Thomas W. Horton*	Director
	Catherine A. Lesjak*	Director
	Darren W. McDew*	Director
	Paula Rosput Reynolds*	Director
	Jessica Uhl*	Director

A majority of the Board of Directors

*By	/s/ Brandon Smith
Brandon Smith Attorney-in-fact
February 2, 2024

2023 FORM 10-K 87