Form 10-Q
period 2024-03-31
GENERAL ELECTRIC CO
filed 2024-04-23
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission file number 001-00035
GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

New York			14-0689340
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1 Neumann Way	Evendale	OH	45215
(Address of principal executive offices)			(Zip Code)
(Registrant’s telephone number, including area code) (617) 443-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GE	New York Stock Exchange
0.875% Notes due 2025	GE 25	New York Stock Exchange
1.875% Notes due 2027	GE 27E	New York Stock Exchange
1.500% Notes due 2029	GE 29	New York Stock Exchange
7 1/2% Guaranteed Subordinated Notes due 2035	GE /35	New York Stock Exchange
2.125% Notes due 2037	GE 37	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,094,606,676 shares of common stock with a par value of $0.01 per share outstanding at March 31, 2024.

FORWARD-LOOKING STATEMENTS. Our public communications and SEC filings may contain statements related to future, not past, events. These forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range." Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the impacts of macroeconomic and market conditions and volatility on our business operations, financial results and financial position and on the global supply chain and world economy; our expected financial performance, including cash flows, revenues, organic growth, margins, earnings and earnings per share; planned and potential transactions; our credit ratings and outlooks; our funding and liquidity; our businesses’ cost structures and plans to reduce costs; restructuring, impairment or other financial charges; or tax rates.

For us, particular areas where risks or uncertainties could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•changes in macroeconomic and market conditions and market volatility, including risk of recession, inflation, supply chain constraints or disruptions, interest rates, the value of securities and other financial assets, oil, natural gas and other commodity prices and exchange rates, and the impact of such changes and volatility on our business operations and financial results;
•global economic trends, competition and geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and related sanctions and risks related to conflict in the Middle East, demand or supply shocks from events such as a major terrorist attack, war, natural disasters or actual or threatened public health pandemics or other emergencies, or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries, and related impacts on our businesses' global supply chains and strategies;
•market or other developments that may affect demand or the financial strength and performance of customers we serve, such as demand for air travel and other aerospace and defense sector dynamics; pricing, cost, volume and the timing of investment by customers or other industry participants; conditions in key geographic markets; technology developments; and other shifts in the competitive landscape for our products and services;
•the impact of actual or potential safety or quality issues or failures of our products or third-party products with which our products are integrated, and related costs and reputational effects;
•our capital allocation plans, including the timing and amount of dividends, share repurchases, acquisitions, organic investments, and other priorities;
•our success in executing planned and potential transactions, including the timing for such transactions, the ability to satisfy any applicable pre-conditions, and the expected proceeds, consideration and benefits;
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
•operational execution and improvements, including our performance amidst market growth and ramping newer product platforms;
•changes in law, regulation or policy that may affect our businesses, such as trade policy and tariffs, government defense budgets, regulation and incentives related to climate change (including the impact of the Inflation Reduction Act and other policies), and the effects of tax law changes;
•our decisions about investments in research and development or new products, services and platforms, and our ability to launch new products in a cost-effective manner;
•the impact of regulation; investigations; regulatory, commercial and legal proceedings or disputes; environmental, health and safety matters; or other legal compliance risks, including the impact of shareholder and related lawsuits, Bank BPH and other proceedings;
•the impact related to information technology, cybersecurity or data security breaches at GE Aerospace or third parties; and
•the other factors that are described in the "Risk Factors" section in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as such descriptions may be updated or amended in any future reports we file with the SEC.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

1Q 2024 FORM 10-Q 3

ABOUT GENERAL ELECTRIC. On April 2, 2024, General Electric Company completed the previously announced separation of its GE Vernova business into an independent publicly traded company, GE Vernova, Inc. (GE Vernova). General Electric Company now operates as GE Aerospace (GE or the Company). GE Aerospace is a global aerospace propulsion, services, and systems leader with an installed base of approximately 44,000 commercial and 26,000 military aircraft engines. With a global team building on more than a century of innovation and learning, GE Aerospace is committed to inventing the future of flight, lifting people up, and bringing them home safely.

The separation was structured as a tax-free spin-off and was achieved through GE's pro-rata distribution of all of the outstanding shares of GE Vernova to holders of GE common stock. In connection with the separation, the historical results of our Power, Renewable Energy and Digital businesses and certain assets and liabilities included in the separation will be reported in our consolidated financial statements as discontinued operations beginning in the second quarter of 2024. Upon separation, the Company now operates through two reportable segments: Commercial Engines and Services and Defense and Propulsion Technologies. See Note 24 for further information.

Prior to the separation, GE operated worldwide through three segments; Aerospace, Renewable Energy and Power. For purposes of this report, which covers the quarterly period before the completion of the GE Vernova separation, we refer to these prior reporting segments as they existed during that period. The composition of these reporting segments is unchanged.

GE Aerospace’s Internet address at www.geaerospace.com and Investor Relations website at www.geaerospace.com/investor-relations, as well as GE Aerospace’s LinkedIn and other social media accounts, contain a significant amount of information about GE Aerospace, including financial and other information for investors. GE Aerospace encourages investors to visit these websites from time to time, as information is updated and new information is posted.

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

CONSOLIDATED RESULTS
FIRST QUARTER 2024 RESULTS. Total revenues were $16.1 billion, up $1.6 billion for the quarter, driven by increases at all segments and Corporate.

Continuing earnings (loss) per share was $1.38. Excluding the results from our run-off Insurance operations, non-operating benefit income, gains (losses) on purchases and sales of business interests, gains (losses) on equity securities, restructuring costs and separation costs, Adjusted earnings per share* was $0.82. For the three months ended March 31, 2024, profit margin was 11.6% and profit was down $4.6 billion, primarily due to a decrease in gains on retained and sold ownership interests of $5.3 billion, primarily related to our GE HealthCare Technologies Inc. (GE HealthCare) equity position, and an increase in separation costs of $0.2 billion. These decreases were partially offset by an increase in segment profit of $0.5 billion, the nonrecurrence of preferred stock dividends of $0.1 billion, an increase in Adjusted total corporate operating profit* of $0.1 billion and an increase in Insurance profit of $0.1 billion. Adjusted organic profit* increased $0.6 billion, driven primarily by increases at all segments and higher Adjusted total Corporate operating profit*.

Cash flows from operating activities (CFOA) were $1.0 billion and $0.2 billion for the three months ended March 31, 2024 and 2023, respectively. CFOA increased primarily due to an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained and sold ownership interests in GE HealthCare, AerCap and Baker Hughes) and an increase in cash received in working capital, partially offset by a decrease in All other operating activities. Free cash flows* (FCF) were $0.9 billion and $0.1 billion for the three months ended March 31, 2024 and 2023, respectively. FCF* increased primarily due to the same reasons as noted for CFOA above. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

*Non-GAAP Financial Measure
2024 1Q FORM 10-Q 4

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

RPO	March 31, 2024	December 31, 2023
Equipment	$57,775	$54,675
Services	208,095	212,558
Total RPO	$265,870	$267,233

As of March 31, 2024, RPO decreased $1.4 billion (1%) from December 31, 2023, primarily at Aerospace, due to sales recognized in the period and changes in estimated contract sales for long-term services agreements; partially offset by increases at Renewable Energy, from new orders at Grid Solutions outpacing revenue; and at Power, driven by increases in Gas Power Heavy-Duty Gas Turbine and Aeroderivative orders outpacing revenue.

REVENUES	Three months ended March 31
	2024	2023
Equipment revenues	$5,935	$5,287
Services revenues	9,239	8,407
Insurance revenues	879	791
Total revenues	$16,053	$14,486

For the three months ended March 31, 2024, total revenues increased $1.6 billion (11%). Equipment revenues increased, primarily at Aerospace, due to higher prices and product mix; at Renewable Energy, due to higher equipment revenues at Grid Solutions and Offshore Wind; and at Power, due to increases at Gas Power and Power Conversion. Services revenues increased, primarily at Aerospace, due to increased commercial spare part shipments, heavier work scopes and higher prices; and at Power, due to higher outages and favorable price.
Excluding the change in Insurance revenues, the net effects of acquisitions, dispositions and foreign currency, organic revenues* increased $1.4 billion (10%), with equipment revenues up $0.6 billion (11%) and services revenues up $0.8 billion (10%). Organic revenues* increased at Aerospace, Power and Renewable Energy.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended March 31
(Per-share in dollars and diluted)	2024	2023
Continuing earnings (loss) attributable to GE common shareholders	$1,522	$6,103
Continuing earnings (loss) per share	$1.38	$5.56

For the three months ended March 31, 2024, continuing earnings decreased $4.6 billion, primarily due to a decrease in gains on retained and sold ownership interests of $5.3 billion, primarily related to our GE HealthCare equity position, and an increase in separation costs of $0.2 billion. These decreases were partially offset by an increase in segment profit of $0.5 billion, an increase in Adjusted total corporate operating profit* of $0.1 billion and an increase in Insurance profit of $0.1 billion. Adjusted earnings* were $0.9 billion, an increase of $0.6 billion. Profit margin was 11.6%, a decrease from 44.8%. Adjusted profit* was $1.5 billion, an increase of $0.6 billion organically*, due to increases at Aerospace, Renewable Energy and Power. Adjusted profit margin* was 10.2%, an increase of 300 basis points organically*.

We continue to experience inflation pressure in our supply chain, as well as delays in sourcing key materials needed for our products. This has delayed our ability to convert RPO to revenue. While we expect the impact of inflation to continue to be challenging, we have taken and continue to take actions to limit this pressure, including lean initiatives to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. Also, because we operate in many countries around the world, we are subject to complex global geopolitical forces.

*Non-GAAP Financial Measure
1Q 2024 FORM 10-Q 5

SEGMENT OPERATIONS. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023, for further information regarding our determination of segment profit for continuing operations, and for our allocations of corporate costs to our segments.

	Three months ended March 31
SUMMARY OF REPORTABLE SEGMENTS	2024	2023	V %
Aerospace	$8,064	$6,981	16%
Renewable Energy	3,005	2,837	6%
Power	4,134	3,820	8%
Total segment revenues	15,203	13,638	11%
Corporate	850	848	—%
Total revenues	$16,053	$14,486	11%

Aerospace	$1,529	$1,326	15%
Renewable Energy	(226)	(414)	45%
Power	229	75	F
Total segment profit (loss)	1,532	987	55%
Corporate(a)	276	5,456	(95)%
Interest and other financial charges	(267)	(257)	(4)%
Non-operating benefit income (cost)	362	385	(6)%
Benefit (provision) for income taxes	(380)	(322)	(18)%
Preferred stock dividends	—	(145)	F
Earnings (loss) from continuing operations attributable to GE common shareholders	1,522	6,103	(75)%
Earnings (loss) from discontinued operations attributable to GE common shareholders	14	1,257	(99)%
Net earnings (loss) attributable to GE common shareholders	$1,537	$7,360	(79)%
(a) Includes interest and other financial charges of $10 million and $12 million; and benefit for income taxes of $62 million and $51 million related to Energy Financial Services (EFS) within Corporate for the three months ended March 31, 2024 and 2023 respectively.

GE AEROSPACE. Our results in the first quarter of 2024 reflect strong demand for commercial air travel and continued strength in services, which represents 70% of Aerospace’s revenue. A key underlying driver of our commercial engine and services business is global commercial departures, which grew 11% during the first quarter of 2024 compared to the first quarter of 2023, with strong departures in China. The air traffic growth trends vary by region given economic conditions, airline competition and government regulations. We now estimate departures growth to be to high-single digits in 2024, given first quarter growth and improving freight departures. We are in frequent dialogue with our airline, airframe, and maintenance, repair and overhaul customers about the outlook for commercial air travel, new aircraft production, fleet retirements, and after-market services, including shop visit and spare parts demand.

As it relates to the defense environment, we continue to forecast strong demand creating future growth opportunities. The U.S. Department of Defense and foreign governments have continued flight operations and have allocated budgets to upgrade and modernize their existing fleets, including support for next generation large-combat engine architecture such as Aerospace’s XA100 program.

We increased our total engine unit sales in the first quarter of 2024 compared to the first quarter of 2023. However, global material availability and supplier delivery performance continue to cause disruptions for our suppliers and for us, and have impacted our production and delivery. We continue to partner with our customers on future production rates. We are investing in both our manufacturing facilities and our supply chain to increase production and strengthen quality to better support our customers in the long-term. Aerospace is proactively managing the impact of inflationary pressure by deploying FLIGHT DECK to drive cost productivity, partnering with our suppliers and adjusting the pricing of our products and services. We expect the impact of inflation will continue, and we are taking actions to mitigate the impact.

Total engineering, comprising company, customer and partner-funded and nonrecurring engineering costs, increased compared to the prior year. We remain committed to investing in developing and maturing technologies that enable a more sustainable future of flight.
Notably, CFM International's Revolutionary Innovation for Sustainable Engines (RISE) program represents our single largest efficiency step change, aiming to reduce fuel consumption and CO2 emissions by at least 20% compared to today’s most efficient engines.

We continue to take actions to serve our customers as demand in the global airline industry increases. Aerospace has a deep history of innovation and technology leadership. Our commercial and defense engine installed base, including units produced by joint ventures, of approximately 70,000 units, with approximately 12,700 units under long-term service agreements, supports recurring, profitable services growth for the future. We believe these strong fundamentals position Aerospace to generate long-term profitable growth and higher cash flow over time.

2024 1Q FORM 10-Q 6

Sales in units	Three months ended March 31
	2024	2023
Commercial Engines	489	481
LEAP Engines(a)	367	366
Defense Engines	125	80
(a) LEAP engines are subsets of commercial engines.

RPO	March 31, 2024	December 31, 2023
Equipment	$18,438	$16,247
Services	134,258	137,611
Total RPO	$152,697	$153,858

RPO as of March 31, 2024 decreased $1.2 billion (1%) from December 31, 2023, due to a decrease in services, partially offset by an increase in equipment. Services decreased primarily due to sales recognized in the period and changes in estimated contract sales for long-term services agreements. Equipment increased primarily due to an increase in both Commercial and Defense equipment orders since December 31, 2023.

SEGMENT REVENUES AND PROFIT	Three months ended March 31
	2024	2023
Commercial Engines and Services	$6,064	$5,194
Defense and Propulsion Technologies	2,301	1,961
Eliminations & Other	(301)	(173)
Total segment revenues(a)	$8,064	$6,981

Equipment	$2,421	$1,974
Services	5,643	5,007
Total segment revenues	$8,064	$6,981

Segment profit	$1,529	$1,326
Segment profit margin	19.0%	19.0%
(a) Does not give effect to post-GE Vernova separation eliminations and Corporate adjustments.

For the three months ended March 31, 2024, segment revenues were up $1.1 billion (16%) and segment profit was up $0.2 billion (15%).
Revenues increased $1.1 billion (15%) organically*. Commercial Engines and Services revenue increased, primarily due to higher prices, increased commercial spare part shipments, higher services work scopes and favorable widebody engine mix. These increases were partially offset by an unfavorable change in estimated profitability of our long-term service agreements of $0.2 billion. Defense and Propulsion Technologies revenues increased, primarily due to 45 more Defense engine unit sales than the prior year and growth in classified development programs and services revenue, partially offset by Defense engine mix.
Profit increased $0.2 billion (16%) organically*, primarily due to benefits from higher prices and increased commercial spare part shipments. These increases in profit were partially offset by an unfavorable change in estimated profitability of our long-term service agreements of $0.2 billion, additional growth investment and inflation in our supply chain.

RENEWABLE ENERGY – part of GE Vernova. During the three months ended March 31, 2024, the segment experienced higher orders and revenue from increased demand at Grid Solutions. The Onshore and Offshore Wind businesses continue the effort of simplifying the portfolio of product offerings, focusing on fewer and more reliable workhorse products. Workhorse products, which include our 2.8-127m, 3.6-154m, and 6.1-158m onshore units, and our Haliade-250m offshore units, account for approximately 70% of our equipment RPO in Onshore Wind and Offshore Wind, of which Onshore Wind and Offshore Wind make up approximately 70% and 30%, respectively. Included in our RPO at March 31, 2024 are services agreements on approximately 25,000 of our onshore wind turbines, from an installed base of approximately 56,000 units.

At Onshore Wind, we are focused on improving our overall quality and fleet availability. We are reducing product variants and deploying repairs and other corrective measures across the fleet. Concurrently, we intend to operate in fewer geographies and focus on those markets that align better with our products and manufacturing footprint. We are realizing the favorable impact of the Inflation Reduction Act of 2022 (IRA) through a reduction in product costs as qualifying turbines manufactured in the U.S. are delivered. The IRA introduces new, and extends existing, tax incentives for at least 10 years and is expected to significantly increase near- and longer-term demand in the United States for onshore and offshore wind projects. More than 70% of Onshore Wind’s equipment RPO is associated with U.S. projects where we expect to receive IRA benefits as incremental qualifying turbines are delivered. Finally, we are continuing our restructuring program to reduce our operating costs and are seeing the benefits both operationally and financially.

*Non-GAAP Financial Measure
1Q 2024 FORM 10-Q 7

The Offshore Wind industry, where we expect global growth through the coming decades, currently faces challenges as companies attempt to increase output and reduce cost. In our Offshore Wind business, we continue to experience pressure related to our product and project costs as we deliver out the existing backlog. Although we are deploying countermeasures to combat these pressures and are committed to driving productivity and cost improvement for our new larger turbines, changes in execution timelines or other adverse developments likely could have an adverse effect on our cash collection timelines and contract profitability, and could result in further losses beyond the amounts that we currently estimate.

Our Grid Solutions business is positioned to support grid expansion and modernization needs globally. We secured a position in the rapidly growing offshore interconnection market with new products and technology supporting a 2 GW HVDC solution standard and are developing new technology, such as Grid-forming Static Synchronous Compensators and SF6-free switchgears, that solves for a denser, more resilient, stable and efficient electric grid; a grid with lower future greenhouse gas emissions. We also benefited from higher growth in orders from other transmission and grid automation related products within our Grid Solutions business.

Sales in units, except where noted	Three months ended March 31
	2024	2023
Wind Turbines	252	405
Wind Turbine Gigawatts	1.1	1.5
Repower units	—	50

RPO	March 31, 2024	December 31, 2023
Equipment	$28,480	$27,703
Services	14,966	15,082
Total RPO	$43,446	$42,785

RPO as of March 31, 2024 increased $0.7 billion (2%) from December 31, 2023 primarily at Grid Solutions due to orders outpacing revenue, partially offset by decreases at Offshore Wind and Onshore Wind.

SEGMENT REVENUES AND PROFIT	Three months ended March 31
	2024	2023
Onshore Wind	$1,198	$1,502
Grid Solutions equipment and services	1,085	824
Hydro, Offshore Wind and Hybrid Solutions	722	511
Total segment revenues	$3,005	$2,837

Equipment	$2,458	$2,311
Services	547	527
Total segment revenues	$3,005	$2,837

Segment profit (loss)	$(226)	$(414)
Segment profit margin	(7.5)%	(14.6)%

For the three months ended March 31, 2024, segment revenues were up $0.2 billion (6%) and segment losses were down $0.2 billion (45%).
Revenues increased $0.1 billion (4%) organically*, primarily from higher equipment revenue at Offshore Wind as we continue to execute on our remaining performance obligation and increases at Grid Solutions, led by equipment. These increases were partially offset by Onshore Wind, as fewer units were delivered in the period.
Segment losses decreased $0.2 billion (44%) organically*, primarily due to Onshore Wind through improved pricing and the impact of cost reduction activities. Additionally, Grid Solutions profit increased due to higher volume, improved pricing and productivity.

POWER – part of GE Vernova. We believe gas power will play a critical role in the energy transition by providing a critical foundation of reliable and dispatchable power. Although market factors related to the energy transition, such as greater renewable energy penetration and the adoption of climate change-related policies continue to evolve, we expect the gas power market to remain stable over the next decade with gas power generation continuing to grow low single digits. We remain focused on our underwriting discipline and risk management to ensure we are securing deals that meet our financial hurdles, where we have high confidence in delivering for our customers.

During the three months ended March 31, 2024, GE gas turbine utilization was up low single digits, with strength in the U.S. from overall demand increase, partially offset by lower utilization in Europe due to continued nuclear and hydro recoveries as well as new renewables capacity growth. Global electricity demand was up low-single digits.

*Non-GAAP Financial Measure
2024 1Q FORM 10-Q 8

As we continue to work in emerging markets, there could be uncertainty in the timing of deal closures due to financing and other complexities. Power has proactively managed the impact of inflationary pressure by deploying lean initiatives to drive cost productivity measures, partnering with our suppliers and adjusting the pricing of our products and services. Given the long-cycle nature of the business, we expect the impact of inflation will continue to be challenging and we will continue to take actions to manage.

In the first quarter of 2022, we signed a non-binding memorandum of understanding for GE Steam Power to sell a part of its nuclear activities to Electricité de France S.A. (EDF), which resulted in a reclassification of that business to held for sale. In the fourth quarter of 2022, we signed a binding agreement to sell a portion of our Steam business to EDF. We are working with EDF to complete the sale as soon as possible, subject to regulatory approvals and other closing conditions. In the second quarter of 2023, our Gas Power business acquired Nexus Controls, a business specializing in aftermarket control system upgrades and controls field services that is expected to strengthen our quality, service, and delivery of our customers' assets.

We continue to invest in new product development. In Nuclear, we have signed an agreement with a customer for the deployment of small modular nuclear reactor technology, the first commercial contract in North America, with the potential to enable reductions in nuclear power plant costs and cycle times. In Gas Power, we continue to invest for the long-term, including decarbonization pathways that will provide customers with cleaner, more reliable power. Our fundamentals remain strong with approximately $71.8 billion in RPO and a gas turbine installed base of approximately 7,000 units with approximately 1,700 units under long-term service agreements with an average remaining contract life of approximately 10 years. This includes 29 HA-Turbines in RPO and 94 HA-Turbines in the installed base with over two million operating hours.

Sales in units	Three months ended March 31
	2024	2023
GE Gas Turbines	17	23
Heavy-Duty Gas Turbines(a)	10	18
HA-Turbines(b)	1	4
Aeroderivatives(a)	7	5
(a) Heavy-Duty Gas Turbines and Aeroderivatives are subsets of GE Gas Turbines. (b) HA-Turbines are a subset of Heavy-Duty Gas Turbines.

RPO	March 31, 2024	December 31, 2023
Equipment	$13,178	$12,256
Services	58,626	59,462
Total RPO	$71,803	$71,718
RPO as of March 31, 2024 increased $0.1 billion from December 31, 2023, primarily due to increases in Gas Power Heavy-Duty Gas Turbine and Aeroderivative equipment orders outpacing revenue, partially offset by decreases in Gas Power services and Steam Power equipment.

SEGMENT REVENUES AND PROFIT	Three months ended March 31
	2024	2023
Gas Power	$3,068	$2,867
Steam Power	584	541
Power Conversion, Nuclear and other	483	412
Total segment revenues	$4,134	$3,820

Equipment	$1,185	$1,102
Services	2,949	2,718
Total segment revenues	$4,134	$3,820

Segment profit (loss)	$229	$75
Segment profit margin	5.5%	2.0%

For the three months ended March 31, 2024, segment revenues were up $0.3 billion (8%) and segment profit was up $0.2 billion.
Revenues increased $0.3 billion (7%) organically*, primarily due to an increase in Gas Power services from higher outages and favorable price.
Profit increased $0.1 billion organically* primarily due to an increase in Gas Power services where volume, price and productivity more than offset the impact of inflation.

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

*Non-GAAP Financial Measure
1Q 2024 FORM 10-Q 9

Corporate includes the results of the GE Digital business, which is part of GE Vernova, and our run-off Insurance operations (see Note 13 for further information).

REVENUES AND OPERATING PROFIT (COST)	Three months ended March 31
	2024	2023
GE Digital revenues	$209	$237
Insurance revenues (Note 13)	879	791
Eliminations and other	(237)	(181)
Total Corporate revenues	$850	$848

Gains (losses) on retained and sold ownership interests (Note 19)	$628	$5,908
Gains (losses) on other equity securities	7	(2)
Gains (losses) on purchases and sales of business interests	4	(55)
Restructuring and other charges (Note 20)	(218)	(151)
Separation costs (Note 20)	(355)	(205)
Insurance profit (loss) (Note 13)	200	70
Adjusted total Corporate operating profit (costs) (Non-GAAP)	10	(109)
Total Corporate operating profit (cost) (GAAP)	$276	$5,456
Less: gains (losses), impairments, Insurance, and restructuring & other	266	5,565
Adjusted total Corporate operating profit (costs) (Non-GAAP)	$10	$(109)

Functions & operations	$(74)	$(145)
Environmental, health and safety (EHS) and other items	81	30
Eliminations	4	6
Adjusted total Corporate operating profit (costs) (Non-GAAP)	$10	$(109)

Adjusted total corporate operating profit (costs)* excludes gains (losses) on purchases and sales of business interests, significant, higher-cost restructuring programs, separation costs, gains (losses) on equity securities, and our run-off Insurance operations profit. We believe that adjusting corporate costs to exclude the effects of items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

For the three months ended March 31, 2024, revenues remained relatively flat due to higher revenue in our run-off Insurance operations offset by higher intersegment eliminations. Corporate operating profit decreased by $5.2 billion due to $5.3 billion of lower gains on retained and sold ownership interests, primarily related to our GE HealthCare investment, partially offset by the nonrecurrence of a prior year loss on our AerCap investment. In addition, Corporate operating profit decreased as the result of $0.2 billion of higher separation costs and $0.1 billion of higher restructuring and other charges.
Adjusted total corporate operating profit* increased by $0.1 billion driven by favorability in functions and operations due to lower functional costs and favorability in EHS and other items as a result of higher bank interest, partially offset by higher EHS costs.

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

INTEREST AND OTHER FINANCIAL CHARGES were $0.3 billion for both the three months ended March 31, 2024 and 2023. The primary components of interest and other financial charges are interest on short- and long-term borrowings.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 14 for information about our pension and retiree benefit plans.

INCOME TAXES. For the three months ended March 31, 2024, the effective income tax rate was 17.0% compared to 4.2% for the three months ended March 31, 2023. See Note 16 for further information.

The provision for income taxes was $0.3 billion for both the three months ended March 31, 2024 and 2023. The insignificant change in the tax provision was primarily due to an increase in tax expense related to the increase in pre-tax income excluding gains and losses on our retained and sold ownership interests, offset by a decrease in tax expenses associated with separation activities.

For the three months ended March 31, 2024, the adjusted income tax rate* was 24.7% compared to 28.0% for the three months ended March 31, 2023. The adjusted provision (benefit) for income taxes* was $0.3 billion and $0.2 billion for the three months ended March 31, 2024 and 2023, respectively. The increase in the tax provision was primarily due to the tax effect of the increase in adjusted earnings before taxes*.

*Non-GAAP Financial Measure
2024 1Q FORM 10-Q 10

DISCONTINUED OPERATIONS primarily comprise our former GE HealthCare business, our mortgage portfolio in Poland (Bank BPH), and other trailing assets and liabilities associated with prior dispositions. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis. See Note 2 for further information regarding our businesses in discontinued operations.

CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY. GE Aerospace is committed to maintaining strong investment grade ratings with a disciplined capital allocation strategy. The Company will continue to invest in future growth and innovation through research and development and capital expenditures. We intend to return a majority of our free cash flow* to shareholders through dividends and share repurchases. Merger and acquisition investments will be pursued in a disciplined way and focused on those that offer strategic, operational and financial synergies.

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flows* from our operating businesses, cash generated from asset sales and dispositions, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts and timing of customer allowances and market conditions. Total cash, cash equivalents and restricted cash was $18.4 billion at March 31, 2024, of which $3.2 billion was held in the U.S. and $15.2 billion was held outside the U.S.

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

Cash, cash equivalents and restricted cash at March 31, 2024 included $1.5 billion of cash held in countries with currency control restrictions (including a total of $0.1 billion in Russia and Ukraine) and $0.4 billion of restricted use cash. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Restricted use cash represents amounts that are not available to fund operations, and primarily comprised funds restricted in connection with certain ongoing litigation matters. Excluded from cash, cash equivalents and restricted cash was $1.4 billion of cash in our run-off Insurance operations, which was classified as All other assets in the Statement of Financial Position.

As part of the spin-off of GE HealthCare completed in the first quarter of 2023, we retained an approximately 19.9% stake of GE HealthCare common stock. During the first quarter of 2024, we received total proceeds of $2.6 billion from the disposition of 31.1 million shares of GE HealthCare. As of March 31, 2024, our remaining interest in GE HealthCare of 30.5 million shares is subject to a contractual lock-up restriction through May 15, 2024. We intend to exit our remaining stake in GE HealthCare over time, in an orderly manner. See Notes 3 and 19 for further information.

Following approval of a statutory permitted accounting practice in 2018 by our primary insurance regulator, the Kansas Insurance Department (KID), we have since provided a total of $15.0 billion of capital contributions to our insurance subsidiaries, including the final contribution of $1.8 billion in the first quarter of 2024. See Note 13 for further information.

On March 6, 2022, the Board of Directors authorized to repurchase up to $3.0 billion of our common stock. In connection with this authorization, we repurchased 1.1 million shares for $0.1 billion during the first quarter of 2024 and 24.9 million shares for $2.2 billion life to date. On March 7, 2024, the Company announced that the Board of Directors had authorized the repurchase of up to $15.0 billion of our common stock, which replaces the Company's prior $3.0 billion share repurchase authorization.

On April 5, 2024, the Board of Directors declared a $0.28 per share dividend on the outstanding common stock of the Company, payable on April 25, 2024, to shareholders of record at close of business on April 15, 2024.

BORROWINGS. Consolidated total borrowings were $20.5 billion and $21.0 billion at March 31, 2024 and December 31, 2023, respectively, representing a decrease of $0.4 billion mainly due to maturities. We had in place a committed revolving unused syndicated credit facility of $10.0 billion at March 31, 2024. In April 2024, the Company replaced it with a five-year unsecured revolving credit facility in an aggregate committed amount of $3.0 billion.

CREDIT RATINGS AND CONDITIONS. We have relied, and may continue to rely, on the short- and long-term debt capital markets to fund, among other things, a significant portion of our operations. The cost and availability of debt financing is influenced by our credit ratings. Moody’s Investors Service (Moody’s), Standard and Poor’s Global Ratings (S&P), and Fitch Ratings (Fitch) currently issue ratings on our short- and long-term debt. Our credit ratings as of the date of this filing, which reflect GE Aerospace post the GE Vernova separation, are set forth in the following table.

*Non-GAAP Financial Measure
1Q 2024 FORM 10-Q 11

	Moody's	S&P	Fitch
Outlook	Positive	Stable	Stable
Short term	P-2	A-2	F1
Long term	Baa1	BBB+	BBB+

We are disclosing our credit ratings and any current quarter updates to these ratings to enhance understanding of our sources of liquidity and the effects of our ratings on our costs of funds and access to liquidity. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating. Prior to the spin-off of GE Vernova, rating agencies have reviewed our ratings. As a result, Moody's changed its outlook from stable to positive. Fitch changed its long term rating from BBB to BBB+. For a description of some of the potential consequences of a reduction in our credit ratings, see the Financial Risks section of Risk Factors.

Substantially all of the Company's debt agreements in place at March 31, 2024 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility contains a customary net debt-to-EBITDA financial covenant, which we satisfied at March 31, 2024.

The Company may from time to time enter into agreements that contain minimum ratings requirements. The following table provides a summary of the maximum estimated liquidity impact in the event of further downgrades below each stated ratings level.

Triggers Below	March 31, 2024
BBB+/A-2/P-2	$—
BBB/A-3/P-3	38
BBB-	1,128
BB+ and below	578
Our most significant contractual ratings requirements are related to ordinary course commercial activities. The timing within the quarter of the potential liquidity impact of these areas may differ, as can the remedies to resolving any potential breaches of required ratings levels.

FOREIGN EXCHANGE AND INTEREST RATE RISK. As a result of our global operations, we generate and incur a significant portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the Chinese renminbi, the British pound sterling and the Indian rupee, among others. The effects of foreign currency fluctuations on earnings were less than $0.1 billion, for both the three months ended March 31, 2024 and 2023. See Note 21 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS
CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from equipment or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and postretirement plans.

Cash from operating activities was $1.0 billion in 2024, an increase of $0.9 billion compared to 2023, primarily due to: an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained and sold ownership interests in GE HealthCare, AerCap and Baker Hughes) driven by all segments, an increase in cash received from working capital, partially offset by a decrease in All other operating activities. The components of All other operating activities were as follows:

Three months ended March 31	2024	2023
Increase (decrease) in employee benefit liabilities	$153	$125
Increase (decrease) in Aerospace-related customer allowance accruals	(106)	135
Net interest and other financial charges/(cash paid)	(26)	(78)
Other deferred assets	(150)	71
Net restructuring and other charges/(cash expenditures)	(29)	(1)
Other	(139)	(123)
All other operating activities	$(297)	$128

The net increase in cash received from changes in working capital of $0.6 billion compared to prior year were as follows: current receivables of $(0.3) billion, driven by higher volume partially offset by higher collections; inventories, including deferred inventory, of $0.1 billion, driven by lower material purchases partially offset by lower liquidations; current contract assets of $(0.4) billion, driven by higher revenue recognition partially offset by higher billings on our long-term equipment contracts and long-term service agreements and net unfavorable changes in estimated profitability; accounts payable and equipment project payables of $0.3 billion driven by higher volume partially offset by higher disbursements; progress collections and current deferred income of $0.9 billion driven by higher collections.

2024 1Q FORM 10-Q 12

Cash from investing activities was $0.8 billion in 2024, a decrease of $0.5 billion compared to 2023, primarily due to: lower cash received related to net settlements between our continuing operations and businesses in discontinued operations of $1.3 billion, primarily related to the nonrecurrence of the GE HealthCare spin-off in 2023; partially offset by an increase in proceeds of $0.6 billion from the dispositions of our retained ownership interests driven by GE HealthCare in 2024, partially offset by the nonrecurrence of AerCap and Baker Hughes in 2023, and lower net purchases of insurance investment securities of $0.4 billion. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flows*, was $0.4 billion and $0.3 billion in 2024 and 2023, respectively.

Cash used for financing activities was $0.2 billion in 2024, a decrease of $5.0 billion compared to 2023, primarily due to: the non-recurrence of cash paid for redemption of GE preferred stock of $3.0 billion in 2023; lower debt maturities of $1.5 billion, and an increase in cash received of $0.5 billion from stock option exercises (a component of All other financing activities).

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used for operating activities of discontinued operations was less than $(0.1) billion in 2024, a decrease of $0.4 billion compared with 2023, primarily driven by the nonrecurrence of disbursements for purchases of materials in prior periods and separation costs related to our former GE HealthCare business.

Cash from investing activities of discontinued operations was less than $0.1 billion in 2024, a decrease of $3.1 billion compared with 2023, primarily driven by the nonrecurrence of the deconsolidation of GE HealthCare cash and equivalents of $1.8 billion in 2023 and lower net settlements between our discontinued operations and businesses in continuing operations of $1.3 billion.

Cash from financing activities of discontinued operations was zero in 2024, a decrease of $2.0 billion compared with 2023, primarily driven by the nonrecurrence of GE HealthCare's long-term debt issuance of $2.0 billion in connection with the spin-off in 2023.

CRITICAL ACCOUNTING ESTIMATES. Refer to the Critical Accounting Estimates and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023 for discussion of accounting policies and critical accounting estimates.

OTHER ITEMS
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

PARENT COMPANY CREDIT SUPPORT. To support GE Vernova in selling products and services globally, GE often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, “GE credit support”). In preparation for the spin-off, GE Vernova has been working to seek novation or assignment of GE credit support, the majority of which relates to parent company guarantees, associated with GE Vernova legal entities from GE to GE Vernova. For GE credit support that remains outstanding at the spin-off, GE Vernova is obligated to use reasonable best efforts to terminate or replace and obtain a full release of the Company’s obligations and liabilities under, all such credit support. Beginning in 2025, GE Vernova will pay a quarterly fee to the Company based on amounts related to the GE credit support. GE Vernova will face other contractual restrictions and requirements while the Company continues to be obligated under such credit support on behalf of GE Vernova. While the Company will remain obligated under the contract or instrument, GE Vernova will be obligated to indemnify the Company for credit support related payments that the Company is required to make.

At separation, we estimated GE Vernova RPO and other obligations that relate to GE credit support to be approximately $37 billion, an over 35% reduction since year end, of which, approximately $1 billion are financial guarantees. We expect, approximately $20 billion of the of RPO related GE credit support obligations to contractually mature within five years and credit support on financial guarantees to not exceed a year beyond separation. The Company’s maximum aggregate exposure under the GE credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses. The underlying obligations are predominantly customer contracts that GE Vernova performs in the course of its business. We have no known instances historically where payments or performance from us were required under parent company guarantees relating to GE Vernova customer contracts. The fair value of GE Vernova’s obligation to indemnify the Company post spin-off is not expected to be significant primarily due to the low probability of loss.

*Non-GAAP Financial Measure
1Q 2024 FORM 10-Q 13

NON-GAAP FINANCIAL MEASURES. We believe that presenting non-GAAP financial measures provides management and investors useful measures to evaluate performance and trends of the total company and its businesses. This includes adjustments in recent periods to GAAP financial measures to increase period-to-period comparability following actions to strengthen our overall financial position and how we manage our business. In addition, management recognizes that certain non-GAAP terms may be interpreted differently by other companies under different circumstances. In various sections of this report we have made reference to the following non-GAAP financial measures in describing our (1) revenues, specifically organic revenues by segment; organic revenues; and equipment and services organic revenues, (2) profit, specifically organic profit and profit margin by segment; Adjusted profit and profit margin; Adjusted organic profit and profit margin; Adjusted earnings (loss); Adjusted income tax rate; and Adjusted earnings (loss) per share (EPS) and (3) cash, specifically Free cash flow (FCF). The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

ORGANIC REVENUES, PROFIT (LOSS) AND PROFIT MARGIN BY SEGMENT (NON-GAAP)
	Revenues			Segment profit (loss)			Profit margin
Three months ended March 31	2024	2023	V%	2024	2023	V%	2024	2023	V pts
Aerospace (GAAP)	$8,064	$6,981	16%	$1,529	$1,326	15%	19.0%	19.0%	—pts
Less: acquisitions and business dispositions	—	—		—	—
Less: foreign currency effect	3	1		(5)	1
Aerospace organic (Non-GAAP)	$8,061	$6,980	15%	$1,534	$1,325	16%	19.0%	19.0%	—pts

Renewable Energy (GAAP)	$3,005	$2,837	6%	$(226)	$(414)	45%	(7.5)%	(14.6)%	7.1pts
Less: acquisitions and business dispositions	—	—		—	—
Less: foreign currency effect	30	(9)		(21)	(44)
Renewable Energy organic (Non-GAAP)	$2,974	$2,846	4%	$(206)	$(371)	44%	(6.9)%	(13.0)%	6.1pts

Power (GAAP)	$4,134	$3,820	8%	$229	$75	F	5.5%	2.0%	3.5pts
Less: acquisitions and business dispositions	41	—		10	—
Less: foreign currency effect	13	1		(26)	(43)
Power organic (Non-GAAP)	$4,080	$3,818	7%	$245	$119	F	6.0%	3.1%	2.9pts
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

ORGANIC REVENUES (NON-GAAP)	Three months ended March 31
	2024	2023	V%
Total revenues (GAAP)	$16,053	$14,486	11%
Less: Insurance revenues (Note 13)	879	791
Adjusted revenues (Non-GAAP)	$15,174	$13,695	11%
Less: acquisitions and business dispositions	42	—
Less: foreign currency effect(a)	47	(6)
Organic revenues (Non-GAAP)	$15,085	$13,701	10%

(a) Foreign currency impact was primarily driven by U.S. dollar currency exchange differences against the euro, British pound and Brazilian real for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

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

EQUIPMENT AND SERVICES ORGANIC REVENUES (NON-GAAP)	Three months ended March 31
	2024	2023	V%
Total equipment revenues (GAAP)	$5,935	$5,287	12%
Less: acquisitions and business dispositions	20	—
Less: foreign currency effect	45	(7)
Equipment organic revenues (Non-GAAP)	$5,871	$5,294	11%

Total services revenues (GAAP)	$9,239	$8,407	10%
Less: acquisitions and business dispositions	23	—
Less: foreign currency effect	3	1
Services organic revenues (Non-GAAP)	$9,214	$8,406	10%
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.

2024 1Q FORM 10-Q 14

ADJUSTED PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended March 31
	2024	2023	V%
Total revenues (GAAP)	$16,053	$14,486	11%
Less: Insurance revenues (Note 13)	879	791
Adjusted revenues (Non-GAAP)	$15,174	$13,695	11%

Total costs and expenses (GAAP)	$15,295	$14,075	9%
Less: Insurance cost and expenses (Note 13)	679	722
Less: interest and other financial charges(a)	267	257
Less: non-operating benefit cost (income)	(362)	(385)
Less: restructuring & other(a)	218	151
Less: separation costs(a)	355	205
Add: noncontrolling interests	27	(27)
Add: EFS benefit from taxes	(62)	(51)
Adjusted costs (Non-GAAP)	$14,102	$13,047	8%

Other income (loss) (GAAP)	$1,109	$6,081	(82)%
Less: gains (losses) on retained and sold ownership interests and other equity securities(a)	635	5,906
Less: gains (losses) on purchases and sales of business interests & other(a)	4	(55)
Adjusted other income (loss) (Non-GAAP)	$470	$230	F

Profit (loss) (GAAP)	$1,866	$6,492	(71)%
Profit (loss) margin (GAAP)	11.6%	44.8%	(33.2)pts

Adjusted profit (loss) (Non-GAAP)	$1,542	$877	76%
Adjusted profit (loss) margin (Non-GAAP)	10.2%	6.4%	3.8pts

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

ADJUSTED ORGANIC PROFIT (NON-GAAP)	Three months ended March 31
	2024	2023	V%
Adjusted profit (loss) (Non-GAAP)	$1,542	$877	76%
Less: acquisitions and business dispositions	10	(6)
Less: foreign currency effect(a)	(48)	(140)
Adjusted organic profit (loss) (Non-GAAP)	$1,581	$1,023	55%

Adjusted profit (loss) margin (Non-GAAP)	10.2%	6.4%	3.8	pts
Adjusted organic profit (loss) margin (Non-GAAP)	10.5%	7.5%	3.0	pts

(a) Included foreign currency positive effect on revenues of $47 million and negative effect on operating costs and other income (loss) of $96 million for the three months ended March 31, 2024.
We believe these measures provide management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of acquisitions, dispositions and foreign currency, which includes translational and transactional impacts, as these activities can obscure underlying trends.
1Q 2024 FORM 10-Q 15

ADJUSTED EARNINGS (LOSS) AND ADJUSTED INCOME TAX RATE (NON-GAAP)	Three months ended March 31
	2024		2023
(Per-share amounts in dollars)	Earnings	EPS	Earnings	EPS
Earnings (loss) from continuing operations (GAAP) (Note 18)	$1,522	$1.38	$6,097	$5.56
Insurance earnings (loss) (pre-tax)	201	0.18	71	0.06
Tax effect on Insurance earnings (loss)	(43)	(0.04)	(16)	(0.01)
Less: Insurance earnings (loss) (net of tax) (Note 13)	158	0.14	54	0.05
Earnings (loss) excluding Insurance (Non-GAAP)	$1,365	$1.24	$6,043	$5.51
Non-operating benefit (cost) income (pre-tax) (GAAP)	362	0.33	385	0.35
Tax effect on non-operating benefit (cost) income	(76)	(0.07)	(81)	(0.07)
Less: Non-operating benefit (cost) income (net of tax)	286	0.26	304	0.28
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	4	—	(55)	(0.05)
Tax effect on gains (losses) on purchases and sales of business interests	8	0.01	1	—
Less: Gains (losses) on purchases and sales of business interests (net of tax)	12	0.01	(53)	(0.05)
Gains (losses) on retained and sold ownership interests and other equity securities (pre-tax)(a)	635	0.58	5,906	5.39
Tax effect on gains (losses) on retained and sold ownership interests and other equity securities(b)(c)	(1)	—	—	—
Less: Gains (losses) on retained and sold ownership interests and other equity securities (net of tax)	633	0.57	5,906	5.39
Restructuring & other (pre-tax)(a)	(218)	(0.20)	(151)	(0.14)
Tax effect on restructuring & other	46	0.04	32	0.03
Less: Restructuring & other (net of tax)	(172)	(0.16)	(119)	(0.11)
Separation costs (pre-tax)(a)	(355)	(0.32)	(205)	(0.19)
Tax effect on separation costs	54	0.05	(56)	(0.05)
Less: Separation costs (net of tax)	(301)	(0.27)	(261)	(0.24)
Less: Excise tax and accretion of preferred share redemption	—	—	(30)	(0.03)
Adjusted earnings (loss) (Non-GAAP)	$906	$0.82	$296	$0.27

Earnings (loss) from continuing operations before taxes (GAAP)	$1,866		$6,492
Less: Total adjustments above (pre-tax)	628		5,950
Adjusted earnings before taxes (Non-GAAP)	$1,238		$542

Provision (benefit) for income taxes (GAAP)	$318		$271
Less: Tax effect on adjustments above	12		119
Adjusted provision (benefit) for income taxes (Non-GAAP)	$306		$152

Income tax rate (GAAP)	17.0%		4.2%
Adjusted income tax rate (Non-GAAP)	24.7%		28.0%

(a) See the Corporate and Other Consolidated Information sections for further information.
(b) Includes tax benefits available to offset the tax on gains (losses) on equity securities.
(c) Includes related tax valuation allowances.

Earnings per share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.
The service cost for our pension and other benefit plans are included in Adjusted earnings*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance. We believe the retained cost in Adjusted earnings* and the Adjusted tax rate* provides management and investors a useful measure to evaluate the performance of the total company and increases period-to-period comparability. We also use Adjusted EPS* as a performance metric at the company level for our annual executive incentive plan for 2024.

*Non-GAAP Financial Measure
2024 1Q FORM 10-Q 16

FREE CASH FLOWS (FCF) (NON-GAAP)	Three months ended March 31
	2024	2023
CFOA (GAAP)	$1,024	$155
Less: Insurance CFOA	84	6
CFOA excluding Insurance (Non-GAAP)	$939	$149
Add: gross additions to property, plant and equipment and internal-use software	(421)	(298)
Less: separation costs cash expenditures	(247)	(204)
Less: Corporate restructuring cash expenditures	(79)	(32)
Less: taxes related to business sales	(6)	(16)
Free cash flows (Non-GAAP)	$850	$102

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

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2024, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 6, 2022, the Board of Directors authorized up to $3 billion of common share repurchases. We repurchased 1,050 thousand shares for $144 million during the three months ended March 31, 2024 under this authorization. On March 7, 2024 General Electric Company announced that the Board of Directors had provided a new authorization for up to $15 billion of common share repurchases, which will replace the prior $3 billion authorization, with an effective date of April 24, 2024.

2024 (Shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorization	Approximate dollar value of shares that may yet be purchased under our share repurchase authorization
January	504	$129.99	504
February	546	144.35	546
March	—	—	—
Total	1,050	$137.45	1,050	$794

RISK FACTORS. The following discussion of the material factors, events and uncertainties that may make an investment in the Company speculative or risky contains "forward-looking statements," as discussed in the Forward-Looking Statements section. The risk factors set forth below update the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023 to reflect risks for GE Aerospace following completion of the spin-off of GE Vernova on April 2, 2024. These risk factors may be important to understanding any statement in this report or elsewhere. The risks described below should not be considered a complete list of potential risks that we face, and additional risks not currently known to us or that we currently consider immaterial may also negatively impact us. The following information should be read in conjunction with the MD&A section and the consolidated financial statements and related notes in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023. The risks we describe in this report or in our other SEC filings could, in ways we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, reputation, financial position, results of operations, cash flows and stock price, and they could cause our future results to be materially different than we presently anticipate.

STRATEGIC RISKS. Strategic risk relates to the Company's future business plans and strategies, including the risks associated with global macro-environment; dynamics in the commercial aviation sector; competitive threats; the demand for our products and services and the success of our investments in technology and innovation; impacts of government spending, programs and contracts; climate change; our recent spin-offs; capital allocation decisions; acquisitions, dispositions, joint ventures and other inorganic investments; intellectual property; and other risks.

1Q 2024 FORM 10-Q 17

Global macro-environment - Our financial performance and growth are subject to risks related to global economic, political and geopolitical developments or other disruptions to the economy or our business sectors. We serve customers in many countries around the world and receive a significant portion of our revenues from outside the United States. Accordingly, our operations and execution are subject to the effects of global economic trends, geopolitical risks and demand or supply shocks from events such as war or international conflict, a major terrorist attack, natural disasters or actual or threatened public health pandemics or other emergencies. Further, following the completion of the GE Vernova spin-off, we are a less diversified company, and as a result we may be more vulnerable to shocks to the global macro-environment. Our operations and performance are also affected by local and regional economic environments, supply chain constraints and policies in the U.S. and other markets that we serve, including factors such as inflationary pressures in many markets, increased interest rates from recent historic lows, economic growth rates, the availability of skilled labor, monetary policy, exchange rates, currency volatility, commodity prices and sovereign debt levels. For example, inflationary pressures have caused and may continue to cause many of our material and labor costs to increase, which adversely affects our profitability and cash flows, particularly when we are unable to increase customer contract values or pricing to offset those pressures. Deterioration of economic conditions or outlooks, such as lower rates of investment, lower economic growth, recession or fears of recession in the U.S., China, Europe or other key markets, may adversely affect the demand for or profitability of our products and services, and the impact from developments outside the U.S. on our business performance can be significant given the extent of our global activities. Increased geopolitical tensions and outbreaks of armed conflict can also adversely impact our businesses, both directly or by adversely affecting economic activity globally or in particular regions or countries. For example, Russia’s invasion of Ukraine in early 2022 and related political and economic consequences, such as sanctions and other measures imposed by the European Union, the U.S. and other countries and organizations in response, have caused and may continue to cause disruption and instability in global markets, supply chains and industries that negatively impact our businesses, financial condition and results of operations and pose reputational risks. More recently, there is risk of wider conflict in the Middle East that could have significant adverse impacts on the region and business activity in addition to the humanitarian and other consequences of the current conflict. In addition, political changes and trends such as populism, protectionism, economic nationalism and sentiment toward multinational companies, as well as tariffs, export controls, restrictions on outbound investment or other trade barriers, sanctions, technical or local content regulations, currency controls, or changes to tax or other laws and policies, have been and may continue to be disruptive and costly to our businesses. These can interfere with our global operating model, supply chain, production costs, customer relationships and competitive position. Further escalation of any specific trade tensions, including intensified decoupling between the U.S. and China, or in global trade conflict more broadly could be harmful to global economic growth or to our business in or with China or other countries. We also do business in emerging market jurisdictions where economic, political and legal risks are heightened and the operating environments are complex.

Commercial aviation sector - Our financial performance is dependent on the condition of the commercial aviation sector and our partners and customers in that sector. Following the completion of the GE Vernova spin-off, a substantial portion of our business is directly tied to economic conditions in the commercial aviation sector, which is cyclical in nature. Capital spending and demand for aircraft engines, aviation products and component aftermarket parts and services by commercial airlines, lessors, other aircraft operators and airframers are influenced by a wide variety of factors, including current and predicted traffic levels, load factors, aircraft fuel prices, labor costs and other issues, airline consolidation, bankruptcies and restructuring activities, competition, the retirement of older aircraft, changes in production schedules, regulatory changes, terrorism and related safety concerns, general economic conditions, tightening of credit in financial markets, corporate profitability, cost reduction efforts and remaining performance obligations levels. Any of these factors could reduce our sales and profit margins. Other factors, including future terrorist actions, aviation safety concerns, public health crises or major natural disasters, could also dramatically reduce the demand for commercial air travel, which could negatively impact our sales and profit margins. As we experienced with the COVID-19 pandemic, our business suffered adverse effects from a global health pandemic that led to a significant decline in commercial air traffic, had material adverse effects on our airline and airframer customers and their demand for our products and services and caused other significant dislocations throughout the aviation sector. Supply chain disruptions and other lingering impacts from the pandemic and measures in response continue to pose challenges and risks for our business and other industry participants, and future public health crises could cause other disruptions and challenges in the future. We also face risks related to longer-term strategies the aviation sector has implemented and may implement, such as reducing capacity, shifting route patterns or other strategies to mitigate impacts from COVID-19 and the risk of future public health crises, and from potential shifts in the flying public’s demand for travel, any of which could adversely affect future growth in commercial air traffic capacity and the demand for or profitability of our products and services. Additionally, because a substantial portion of product deliveries to commercial aviation customers are scheduled for delivery in the future, changes in economic conditions can cause customers to request that orders be rescheduled or canceled. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing new engine platforms and other products to market, we cannot predict the economic conditions that will exist when any new product is ready to enter into service. We also have dependencies on our partners for commercial engine programs to develop, manufacture and service their share of an engine, and on the major airframers that we supply to timely and successfully develop, certify and commercialize aircraft that utilize our engines as well as to successfully sell those aircraft against aircraft powered by our competitors. A reduction in spending in the commercial aviation sector, or challenges for key industry participants, could have a significant effect on the demand for our products and services, which could have a material adverse effect on our competitive position, results of operations, financial condition or cash flows.

Competitive environment - We are dependent on the maintenance of existing product lines and service relationships, market acceptance of new product and service introductions, competitive pricing and other terms, and technology and innovation leadership for revenue and earnings growth. The markets in which we operate are highly competitive in terms of pricing, product and service quality, product development and introduction time, customer service, financing terms, the ability to respond to shifts in market demand and the ability to attract and retain skilled talent. Our long-term operating results and competitive position also depend substantially upon our ability to continually develop, introduce, and market new and innovative technology, products, services and
2024 1Q FORM 10-Q 18

platforms, to develop digital solutions for our own operations and our customers, to modify existing products and services, to customize products and services, to maintain long-term customer relationships and to increase our productivity over time as we perform on long-term service agreements. We often enter into long-term service agreements in connection with significant contracts for the sale of our products. In connection with these agreements, we must accurately estimate our costs associated with delivering the products, product durability and reliability, and the provision of services over time in order to be profitable and generate acceptable returns on our investments. A failure to appropriately estimate, plan for or execute our business plans may adversely affect our delivery of products, services and outcomes in line with our projected financial performance or cost estimates, and ultimately may result in excess costs, build-up of inventory that becomes obsolete, lower profit margins and an erosion of our competitive position.

Our businesses are also subject to technological change and advances, such as growth in industrial automation and increased digitization of the operations, infrastructure and solutions that customers demand. In addition, our use of emerging and evolving technologies such as artificial intelligence and machine learning, which we expect to increase over time, presents business, reputational, legal and compliance risks related to data sourcing, design flaws, integration issues, security threats, privacy protections and the ability to develop sufficient protection measures. The introduction of innovative and disruptive technologies in the markets in which we operate also poses risks in the form of new competitors (including new entrants from outside our traditional industries, such as competitors from digital technology companies), market consolidation, substitutions of existing products, services or solutions, niche players, new business models and competitors that are faster to market with new or more cost-effective products or services. Existing and new competitors frequently offer services for our installed base, and if the customers that purchase our equipment and products select our competitors’ services or if we otherwise fail to maintain or renew service relationships, this can erode the revenues and profitability of our businesses. In addition, the research and development cycle involved in bringing new products to market is often lengthy, it is inherently difficult to predict the economic conditions or competitive dynamics that will exist when any new product is complete, and our investments, to the extent they result in bringing a product to market, may generate weaker returns than we anticipated at the outset. Our capacity to invest in research and development efforts to advance our technologies, products and services also depends on the financial resources that we have available for such investment relative to other capital allocation priorities. Under-investment in research and development, or investment in technologies that prove to be less competitive in the future (at the expense of alternative investment opportunities not pursued), could lead to loss of sales of our products or services in the future due to the long product development cycles in our business. The amounts that we do invest in research and development efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings.

Government programs and contracts - Our Defense business is subject to risks from changes in government spending that can adversely affect our business strategy or financial performance, in addition to risks related to regulations and compliance with government contracts. Our Defense business is heavily influenced by the spending and policy actions of the U.S. federal government, as well as allied governments that rely on U.S. suppliers to provide products and services important to their national defense. Changes in U.S. or other government defense spending, including as a result of potential changes in policy or budgetary positions or priorities, can negatively impact the results and growth prospects of our Defense business. U.S. defense spending levels are difficult to predict and may be impacted by numerous factors such as the evolving nature of the national security threat environment, U.S. national security strategy, U.S. foreign policy, the domestic political environment, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation such as authorization and appropriations bills. In addition, government customers often may modify, curtail or terminate their contracts and subcontracts with us either at their convenience or for default based on performance. The termination of one or more of our government contracts, or the occurrence of performance delays, cost overruns (due to inflation or otherwise), product failures, shortages in materials, components or labor, or other failures to perform to customer expectations and contract requirements could negatively impact our reputation, competitive position and financial results. In addition, our government contracts are subject to extensive procurement regulations, and new regulations or changes to existing requirements could increase our compliance costs. We are also subject to U.S. and other government inquiries and investigations, including periodic audits of our quality systems, manufacturing operations, and costs that we determine are allowable or reimbursable under government contracts. Failure to comply with provisions of our defense customer contracts or other applicable laws and regulations could lead to civil or criminal enforcement under the U.S. False Claims Act or similar enforcement legislation, including potentially significant financial penalties, suspension or debarment against new business and reputational harm.

Climate change - Our business and financial performance may be adversely affected by climate change, including changes in regulations, customer demand, technologies and extreme weather. Our business may be impacted by climate change and governmental and industry actions taken in response, which present a variety of risks to our business and financial results. Changes in environmental and climate-related laws or regulations, including regulations on greenhouse gas emissions, emissions pricing and taxes, energy taxes, product efficiency standards, mandatory disclosure obligations and U.S. government procurement requirements, could increase our operational and compliance expenditures and those of our suppliers, including increased energy and raw materials costs and costs associated with manufacturing changes, and could require new or additional investments in product designs and facility upgrades. In addition, we face, along with others across the aerospace and defense sector, increasing demand for transitioning to lower emission technologies, including low to no carbon products and services, the use of alternative energy sources and other sustainable aviation technologies, and climate adaptation products and services. Customers, shareholders and institutional investors also continue to increase their focus on environmental, social and governance issues, including our environmental sustainability practices and commitments with respect to our operations, products and suppliers. We anticipate that over time we will make additional investments in new technologies and capabilities and devote additional management and other resources in connection with these dynamics.

The achievement of aerospace and defense sector climate goals over the coming decades is likely to depend in part on technologies that are not yet deployed or widely adopted today. For example, emissions reduction over time will likely require a combination of
1Q 2024 FORM 10-Q 19

changes such as continued technological innovation in the fuel efficiency of engines, expanded use of sustainable aviation fuels and the development of electric flight and hydrogen-based aviation technologies. The risk of insufficient availability of low carbon fuels (such as sustainable aviation fuels or hydrogen) may compromise the pace and degree of emissions reduction. Our success in advancing climate objectives will depend in part on the actions of governments, regulators and other market participants to invest in infrastructure, create appropriate market incentives and to otherwise support the development of new technologies. The process of developing new high-technology products and enhancing existing products to mitigate climate change is often complex, costly and uncertain, and we may pursue strategies or make investments that do not prove to be commercially successful in the time frames expected or at all. Moreover, we rely on our suppliers to adapt and meet our evolving technological supply needs, and they may be unable to fully respond to our requirements in a timely manner or at all. We also face risks as our competitors respond to advancing sustainable technologies. Our competitors may develop these in-demand technologies before we do, their new technologies may be deemed by our customers to be superior to technologies we may develop, and their technologies may otherwise gain industry acceptance in advance of or instead of our products. In addition, as we and our competitors develop increasingly sustainable technologies, demand for our older offerings may decrease or become nonexistent. Our reputation may also be damaged if we or others in our sector fail, or are perceived to fail, to achieve sustainability goals or commitments or to comply with evolving climate-related regulations. In addition, climate-related litigation and government investigations could be commenced against us, could be costly to defend and could adversely affect our business. Furthermore, our business, the businesses of our partners, suppliers, subcontractors, service providers, distributors and customers, and the industries in which we operate could be negatively impacted by increasing frequency and severity of acute extreme weather events caused by climate change, including hurricanes, tornadoes, floods, snow and ice storms, fires, heat waves, and mud slides, and by chronic changes in weather patterns, such as temperature increases, drought and sea level rise. These events could damage our and our suppliers’ facilities, products and other assets, and cause disruptions to our business and operations, supply chain and distribution networks, and the businesses of our customers, and could require an increase in expenditures to improve climate resiliency of our operations. Any of the foregoing could materially decrease our revenues and materially increase our costs and expenses.

Recent spin-offs - The profile of the Company has changed in connection with the spin-offs of GE HealthCare and GE Vernova, and we face a number of risks related to these business separations and the related period of transition. In connection with the GE HealthCare and GE Vernova spin-offs, we entered into separation and distribution agreements and other related agreements. These separation arrangements have shaped the capital structure and liability profile of GE Aerospace as it exists today. These agreements allocate assets and liabilities among the three companies, and also contain indemnities and other obligations of each of the three companies that could lead to disputes in the future. If we are required to indemnify GE HealthCare or GE Vernova under the circumstances set forth in these agreements, we may be subject to substantial liabilities. Furthermore, with respect to the liabilities for which GE HealthCare and GE Vernova have agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against GE HealthCare and GE Vernova will be sufficient to protect us against the full amount of liabilities, or that GE HealthCare or GE Vernova will be able to fully satisfy their indemnification obligations. In particular, we previously entered into contracts on behalf of GE Vernova, issued parent company guarantees or supported trade finance instruments relating to the performance of GE Vernova businesses transacting directly with customers, in addition to providing similar credit support for some non-customer-related activities of GE Vernova (collectively, credit support). For credit support that is not novated or transferred to GE Vernova with a release of GE Aerospace, the failure or alleged failure of GE Vernova (or of any subsequent acquirors of all or a portion of GE Vernova's businesses) to perform under any relevant contract could result in claims for damages or other relief against us. The total amount of GE Vernova business that the credit support relates to is significant, and GE Aerospace will likely continue to have exposure that is based on the continued performance of the relevant contracts for some years following completion of the GE Vernova spin-off. See the Other Items - Parent Company Credit Support section within MD&A for additional information.

Each of the GE HealthCare and the GE Vernova separations were effected through spin-offs that are intended to be tax-free for the Company and its shareholders for U.S. federal income tax purposes. If either of the GE HealthCare or GE Vernova separation transactions were ultimately determined to be taxable, we would incur a significant tax liability, while the distributions to the Company’s shareholders would become taxable and the new independent companies might incur income tax liabilities as well. In addition, while we believe that the completed spin-offs have resulted in a GE Aerospace with more focused operations that will have financial, operational and other benefits to us and our stockholders, the Company today is less diversified than GE in the past and is more concentrated in the aerospace and defense sector, particularly in commercial aviation. The execution and completion of the spin-offs have also entailed various restructuring and business transformation actions that have brought changes across our organizational structure, senior leadership, functional alignment, outsourcing and other areas. These pose risks in the form of personnel capacity constraints and institutional knowledge loss that could pose operational, financial, reputational or other risks, particularly in the transitional period during and following completion of these spin-offs.

Inorganic investments - Our success depends on achieving our strategic and financial objectives, including through acquisitions, integrations, dispositions, joint ventures and other inorganic investments. With respect to acquisitions and business integrations, dispositions, separations, joint ventures and other inorganic investments, we may not achieve expected returns or other benefits on a timely basis or at all as a result of changes in strategy, integration challenges, investment risk or other factors. Acquisitions may require us to use more financial and other resources on integration and implementation activities than we expect, and we may not be able to successfully integrate the businesses or assets acquired into our existing operations or realize the expected economic benefits of the acquisition. Further, acquired businesses may present risks and unforeseen difficulties that can arise in integrating operations and systems and in retaining and assimilating employees. Declines in the value of equity interests (such as our remaining interest in GE HealthCare) or other assets that we sell can diminish the cash proceeds that we realize, and our ability and timing to sell can depend on market conditions, the liquidity of the relevant asset or other restrictions. We may dispose of businesses or assets at a price or on terms that are less favorable than we had anticipated, or with purchase price adjustments or the exclusion of assets or liabilities that must be divested, managed or run off separately. Dispositions or other business separations also often involve
2024 1Q FORM 10-Q 20

continued financial involvement in the divested business, such as through continuing equity ownership, retained assets or liabilities, transition services agreements, commercial agreements, guarantees, indemnities or other current or contingent financial obligations or liabilities. Under these arrangements, performance by the divested businesses or other conditions outside our control could materially affect our future financial results. Evaluating or executing on all types of potential or planned portfolio transactions can divert senior management time and resources from other pursuits. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we have a lesser or minimal degree of control over the business operations, which expose us to additional operational, financial, reputational, legal or compliance risks. Furthermore, as our and our joint venture partners’ strategies change or general conditions involving a joint venture and its intended purposes evolve, we may not be able to exit or wind down any unfavorable joint ventures on acceptable terms or without additional concessions to our joint venture partners.

Intellectual property - Our intellectual property portfolio may not prevent competitors from independently developing products and services similar to or duplicative to ours, and the value of our intellectual property may be negatively impacted by external dependencies. Our patents and other intellectual property may not prevent competitors from independently developing or selling products and services similar to or duplicative of ours, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology, particularly in certain markets outside the U.S. where intellectual property laws and related enforcement mechanisms may not be as well-developed. Trademark licenses of the GE brand in connection with dispositions, including in connection with the separation of GE HealthCare and GE Vernova into independent companies, may negatively impact the overall value of the brand in the future. We also face competition in some countries where we have not invested in an intellectual property portfolio. If we are not able to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected. We also face attempts, both internally from insider threats and externally from cyber-attacks, to gain unauthorized access to our IT systems or products for the purpose of improperly acquiring our trade secrets or confidential business information. In addition, we have observed an increase in the use of social engineering tactics by bad actors attempting to obtain confidential business information or credentials to access systems with our intellectual property. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such incidents could adversely affect our competitive position and the value of our investment in research and development. In addition, we are subject to the enforcement of patents or other intellectual property by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. We have been in the past, and may in the future be, found to infringe third-party rights, which could require us to pay substantial damages or enjoin us from offering some of our products and services or bringing to market new products and services. The value of, or our ability to use, our intellectual property may also be negatively impacted by dependencies on third parties, such as our ability to obtain or renew on reasonable terms licenses that we need in the future, or our ability to secure or retain ownership or rights to use data in certain software analytics or services offerings.

OPERATIONAL RISKS. Operational risk relates to risks arising from systems, processes, people and external events that affect the operation of our businesses. It includes risks related to product safety, quality and performance; operational execution across product and service life cycles; information management and data protection and security, including cybersecurity; and supply chain and business disruption.

Product safety and quality - Our products and services are highly sophisticated and specialized, and a major failure or quality issue affecting our products or third-party products with which our products are integrated can adversely affect our business, reputation, financial position, results of operations and cash flows. We produce highly sophisticated products, including commercial and defense aircraft engines, integrated engine components, electric power and mechanical aircraft systems, and we provide specialized services for both our own and third-party products that incorporate or use complex or leading-edge technology, including both hardware and software. Accordingly, the adverse impact of product quality issues can be significant. Actual or perceived design, production, performance, durability or other quality issues related to new product introductions or existing product lines can result in reputational harm to our businesses, in addition to the potential need for increased inspections and shop visits, direct warranty, maintenance and other costs that may arise. In addition, a catastrophic product failure or similar event resulting in injuries or death, a fleet grounding or similar systemic consequences could have a material adverse effect on our business, reputation, financial position, cash flows and results of operations. Even when there have not been significant or widespread product failures in the field, many of our products and services must function under demanding operating conditions and meet exacting and evolving certification, performance, reliability and durability standards that we, our customers or regulators adopt. Developing and maintaining products that meet or exceed these standards can be costly and technologically challenging, and may also involve extensive coordination of suppliers and highly skilled labor from thousands of workers; a failure to deliver products and services that meet these standards could have significant adverse financial, competitive or reputational effects. Technical, mechanical and other failures occur from time to time, whether as a result of human factors, manufacturing or design defects, or operational process or production issues attributable to us, our customers, suppliers, third-party integrators or others.

In some circumstances we have also incurred, and in the future we may incur, increased costs, delayed payments or lost equipment or services revenue in connection with a significant issue with a third party’s product with which our products are integrated, or if parts or other components that we incorporate in our products have defects or other quality issues. For example, a prolonged aircraft grounding, certification or production delays or other adverse developments with aircraft powered by our engines can pose risks to our business. There can be no assurance that the operational processes around sourcing, product design, manufacture, performance and servicing that we or our customers or other third parties have designed to meet rigorous regulatory and quality standards will be sufficient to
1Q 2024 FORM 10-Q 21

prevent us or our customers or other third parties from experiencing operational process or product failures and other problems, including through human factors, manufacturing or design defects, process or other failures of contractors or third-party suppliers, cyber-attacks or other intentional acts, software vulnerabilities or malicious software, that could result in potential product, safety, quality, regulatory or environmental risks.

Operational execution - Operational challenges could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows. Our financial results depend on the successful execution of our businesses’ operating plans across all steps of the product and service life cycle. We seek to improve the operations and execution of our businesses on an ongoing basis, and our ability to make the desired improvements is an important factor in our profitability and overall financial performance. We also face operational risks in connection with launching or ramping newer product platforms, such as the LEAP or GE9X engines. Particularly with newer product platforms and technologies, our businesses seek to reduce the costs of these products over time through experience and other measures, including the introduction of new designs, technologies, manufacturing methods and suppliers. Risks related to engineering, our supply chain, the availability of skilled labor, product quality, timely delivery or other aspects of operational execution can adversely affect our ability to achieve those cost reductions and to meet contract obligations as well as customers' expectations. Many of our customer contracts are complex and contain provisions that could cause us to incur penalties, be liable for liquidated or actual damages and incur unanticipated expenses with respect to the timely delivery, functionality, deployment, operation and durability of our products, solutions and services. Operational failures at any of our businesses that result in product safety or quality problems or potential environmental, health or other risks could have a material adverse effect on our business, reputation, financial position, cash flows and results of operations.

Cybersecurity - Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime, as well as cybersecurity failures, pose risk to our systems, networks, products, solutions, services and data. Increased global cybersecurity requirements, vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks such as ransomware, as well as cybersecurity failures resulting from human or technological errors, pose risk to the security of our and our customers', partners', suppliers' and third-party service providers' infrastructure, products, systems and networks and the confidentiality, availability and integrity of GE Aerospace and customers' data, as well as associated financial and reputational risks. The perpetrators of such attacks include sophisticated malicious actors, including states and state-affiliated actors targeting critical infrastructure. The risks in this area continue to grow, and cyberattacks are expected to accelerate on a global basis in frequency and impact as threat actors increasingly use artificial intelligence and other techniques to circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to promptly or effectively detect, investigate, remediate or recover from cybersecurity attacks, which may result in material harm to our systems, information or business.

We have experienced, and expect to continue to experience, cyberattacks of varying degrees of sophistication and other cybersecurity incidents. Bad actors have attempted and we expect will continue to attempt to use our separation of GE HealthCare in January 2023 and the separation of GE Vernova in April 2024 as an opportunity to launch attacks or increase their number of attacks against our networks and systems, as well as attempt to use social engineering tactics or phishing emails to induce our employees to reveal sensitive information or install malware. A significant cyber-related attack against us, a key third-party system or a network that we use, or in our sector, such as an attack on commercial aircraft (even if such an attack does not involve our products, services or systems), could adversely affect our business. The large number of suppliers that we work with requires significant effort for the initial and ongoing verification of the effective implementation of cybersecurity requirements by suppliers. The increasing degree of interconnectedness that we have with our partners, suppliers and customers also poses a risk to the security of our network as well as the larger ecosystem in which we operate. Our risk mitigation efforts may fail to prevent, detect and limit the impact of cyber-related attacks, and we remain vulnerable to known and unknown cybersecurity threats.

The continued adoption of new technologies by our businesses and our suppliers also increases our exposure to cybersecurity threats. An unknown vulnerability or compromise in our or a third-party product (for example, open source software) may expose our systems, networks, software or connected products to malicious actors and lead to the misuse or unintended use of our products, loss of intellectual property, misappropriation of sensitive, confidential or personal data, safety risks or unavailability of equipment. We also have access to sensitive, classified, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. We are vulnerable to security breaches, theft, misplaced, lost or corrupted data, programming errors and misconfigurations, employee errors (including as a result of social engineering/phishing) and/or malfeasance (including misappropriation by insiders or departing employees) that may compromise sensitive, classified, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of or denial of access to information, defective products, production downtimes and operational disruptions. In addition, our partners or suppliers may be the victim of a cyber-related incident that could compromise our intellectual property, personal data or other confidential information, or result in production downtimes and operational disruptions that could cause us to breach our commitments to customers. An unknown security vulnerability or malicious software in a product used by a partner or supplier to deliver a service or embedded in a product that is later integrated into a GE Aerospace product could lead to a vulnerability in the security of GE Aerospace’s product or, if used internally in our network environment, to a compromise of the GE Aerospace network, which may lead to the loss of information or operational disruptions. Cybersecurity-related and data privacy and protection laws and regulatory regimes are evolving, can vary significantly by country and present increasing compliance challenges, and we from time to time receive, and in the future will likely receive, regulatory inquiries about specific incidents or aspects of our cybersecurity framework; these dynamics increase our costs, affect our competitiveness and can expose us to fines or other penalties and reputational risks. In addition, cybersecurity incidents can result in other negative consequences, regardless of whether the direct effects of an incident are significant, including damage to our reputation or competitiveness, restoration and remediation costs, increased digital infrastructure or related costs that are not covered by insurance, and costs or fines arising from litigation or regulatory investigations or actions. While
2024 1Q FORM 10-Q 22

we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

Supply chain - Significant raw material or other input shortages, supplier capacity constraints, supplier or customer production disruptions, supplier quality and sourcing issues or price increases have increased, and may continue to increase, our operating costs and can adversely impact the competitive positions of our products. Our reliance on third-party suppliers, partners, contract manufacturers and service providers and on commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials, parts, components, systems and services. As our supply chains are complex and extend into many different countries and regions around the world, we are also subject to global economic and geopolitical dynamics and risks associated with exporting components manufactured in particular countries for incorporation into finished products completed in other countries. We operate in a supply-constrained environment and are facing, and may continue to face, supply-chain shortages, inflationary pressures, shortages of skilled labor, transportation and logistics challenges and manufacturing disruptions that impact our revenues, profitability and timeliness in fulfilling customer orders. We anticipate supply chain pressures across our businesses will continue to challenge and adversely affect our operations and financial performance for some period of time. For example, successfully executing the significant production and delivery ramp-up efforts in connection with both the growth of newer engine platforms such as the LEAP and the aviation sector’s recovery from the COVID-19 pandemic depends in part on our suppliers having access to the materials and skilled labor they require and making timely deliveries to us, as well as meeting the required safety, quality and performance standards for commercial and military aviation. In addition, some of our suppliers or their sub-suppliers are limited- or sole-source suppliers, and our ability to meet our obligations to customers depends on the performance, product quality, continued product availability and stability of such suppliers. We also have dependencies on certain key internal manufacturing or other facilities. Disruptions in deliveries, capacity constraints, production disruptions up- or down-stream, price increases, or decreased availability of raw materials or commodities, including as a result of war, natural disasters (including the effects of climate change such as sea level rise, drought, flooding, wildfires and more intense weather events), actual or threatened public health pandemics or emergencies, governmental, legislative or regulatory actions, or other business continuity events, adversely affect our operations and, depending on the length and severity of the disruption, can limit our ability to meet our commitments to customers or significantly impact our operating profit or cash flows. Further, a prolonged disruption at a significant supplier or discontinuation of an important material, part, component or system can require us to identify and qualify a new supplier or develop other manufacturing or production alternatives; this can require substantial time to implement, particularly if it involves new regulatory certifications, and can lead to costs or delays that adversely impact our production timelines, fulfillment of customer contracts, revenues, profitability and reputation. Quality, capability, compliance and sourcing issues experienced by third-party providers can also adversely affect our costs, margin rates and the quality and effectiveness of our products and services and result in liability and reputational harm. The harm to us could be significant if, for example, a quality issue at a supplier or with components that we integrate into our products results in a widespread quality issue across one of our product lines or our installed base of equipment. In addition, our suppliers may experience cyber-related attacks, as described above, which could negatively impact their ability to meet their delivery obligations to us and in turn have an adverse effect on our ability to meet our commitments to customers.

FINANCIAL RISKS. Financial risk relates to our ability to meet financial goals and obligations and mitigate exposure to broad market risks. In addition to the risks to financial performance that most of the items described throughout our risk factors pose, financial risks include credit risk; funding and liquidity risks; and volatility in foreign currency exchange rates, interest rates and commodity prices. We also face financial risks associated with our run-off insurance and banking operations and our pension, healthcare and life insurance benefits obligations. Credit risk is the risk of financial loss arising from a customer or counterparty failure to meet its contractual obligations. Liquidity risk refers to the potential inability to meet contractual or contingent financial obligations (whether on- or off-balance sheet) as they arise, and could potentially impact our financial condition, cash flow or overall safety and soundness.

Customers and counterparties - Global economic, industry-specific or other developments that weaken the financial condition, soundness or continuity of significant customers, governments, government programs or other parties we deal with can adversely affect our business, results of operations and cash flows. Our business and operating results have been, and will continue to be, affected by worldwide economic conditions, including conditions in the aerospace and defense sector. Existing or potential customers may delay or cancel plans to purchase our products and services and may not be able to fulfill their obligations to us in a timely fashion or at all as a result of business deterioration, cash flow shortages or difficulty obtaining funding for programs or particular projects or due to macroeconomic conditions, geopolitical disruptions, changes in law or other challenges that they face. The airline industry is highly cyclical, and sustained economic growth and political stability in both developed and emerging markets are principal factors underlying long-term air traffic growth; the current macroeconomic and geopolitical environment and the potential for recession or armed conflict pose risks to the rate of that growth. Aviation sector activity is also particularly influenced by the actions of a small group of large original equipment manufacturers, as well as large airlines in various geographies. We have significant business with, and credit exposure to, some of our largest customers and accordingly our performance can be adversely affected by challenges that individual customers or the industry faces related to factors such as competition, the need for cost reduction, financial stability and soundness, the availability of aircraft leasing and financing alternatives, the satisfaction of certification or other regulatory requirements for aircraft in various jurisdictions, the retirement of older aircraft and other dynamics affecting the original equipment and aftermarket service markets, or by a significant disruption of air travel such as what occurred during the COVID-19 pandemic. A potential future disruption in connection with a terrorist incident, war, cyberattack, actual or threatened public health pandemic or emergency or recessionary economic environment that results in the loss of business and leisure traffic could also adversely affect our customers, their ability to fulfill their obligations to us in a timely fashion or at all, demand for our products and services and the viability of a customer’s business. (See also Risk Factors - Commercial aviation sector.) In addition, our customers include governmental entities
1Q 2024 FORM 10-Q 23

within and outside the U.S., including the U.S. federal government. Sustained and increased funding from government customers supports research, new product development, production and aftermarket business for our Defense business, and a variety of domestic and international political, macroeconomic and geopolitical factors, including recession, can materially affect our customers’ ability to secure budget support and fund these activities year after year. We also at times face greater challenges collecting on receivables with customers that are sovereign governments or located in emerging markets. If there is significant deterioration in the global economy, in our sector, in financial markets or with particular significant counterparties, our results of operations, financial position and cash flows could be materially adversely affected.

Run-off insurance and banking operations - We continue to have exposure to our run-off insurance operations and Bank BPH mortgage portfolio in Poland. While in recent years we have greatly reduced the scope of our former financial services operations, we continue to retain significant exposure to legacy insurance and other financial services operations that will run off over a long period of time and, in the event of future adverse developments, could cause funding or liquidity stress. For example, it is possible that results of our statutory testing of insurance reserves in future years will require capital contributions to our insurance subsidiaries, even after the capital contribution made in the first quarter of 2024 that completed the contributions in connection with the statutory permitted practice approved in 2018 by the KID. Our statutory testing of insurance reserves is subject to a variety of assumptions, including assumptions about the discount rate (which is sensitive to changes in market interest rates), morbidity, mortality and future long-term care premium increases. Future adverse changes to these assumptions (to the extent not offset by any favorable changes to these assumptions) could result in an increase to future policy benefit reserves and, potentially, to the amount of capital we are required to contribute to our insurance subsidiaries (as discussed in the Other Items - Insurance section within the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2023). In addition, we have exposure to various financial counterparties that pose credit and other risks in the event of insolvency or other default. For example, a portion of our run-off insurance operations’ assets are held in trust accounts associated with reinsurance contracts. For our UFLIC subsidiary, such trust assets are currently held in trusts for the benefit of insurance company subsidiaries of Genworth, which has stated in the past that it will not bolster the capital position of its insurance subsidiaries. Solvency or other concerns about Genworth or its insurance company subsidiaries may cause those subsidiaries or their regulators to take or attempt to take actions that could adversely affect UFLIC, including control over assets in the relevant trusts. It is also possible that additional contingent liabilities and loss estimates for Bank BPH, in connection with the ongoing litigation in Poland related to its portfolio of residential mortgage loans denominated in or indexed to foreign currencies (see Note 23), will need to be recognized (or loss estimates may increase in the future) and will require additional capital contributions. Though we may consider strategic options to accelerate the further reduction in the size of these remaining financial services operations, such options may not be viable or attractive because of the associated cash payments, financial charges or other adverse effects. There can be no assurance that future liabilities, losses or impairments to the carrying value of assets within our financial services operations would not materially and adversely affect our business, financial position, cash flows or results of operations.

Borrowings & liquidity - We may face risks related to the refinancing of our debt, particularly in severely adverse market conditions, and future credit downgrades could adversely affect our liquidity, funding costs and related margins. We have significantly reduced our debt levels over the past several years through liability management actions, and we intend to maintain a sustainable investment-grade long-term credit rating. There can be no assurance that we will not face future credit rating downgrades as a result of factors such as the performance of our businesses or changes in rating application or methodology, and future downgrades could adversely affect our cost of funds, liquidity and competitive position. In addition, if we are unable to generate cash flows in accordance with our plans or face unforeseen needs for capital, we may adopt changes to our capital allocation plans (such as plans related to the timing or amounts of investments or capital expenditures, share repurchases or dividends) or take other actions. For additional discussion about our credit ratings and related considerations, refer to the Capital Resources and Liquidity section within MD&A.

Postretirement benefit plans - Increases in pension, healthcare and life insurance benefits obligations and costs can adversely affect our earnings, cash flows and further progress toward our leverage goals. Our results of operations, cash flow and financial condition may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations, which reflect assumptions about financial markets, interest rates and other economic conditions such as the discount rate and the expected long-term rate of return on plan assets. We are also required to make an annual measurement of plan assets and liabilities, which may result in a significant reduction or increase to equity. The factors that impact our pension calculations are subject to changes in key economic indicators, and future decreases in the discount rate or low returns on plan assets can increase our funding obligations and adversely impact our financial results. In addition, although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense, such as sustained market volatility, would also likely affect the amount of cash we would be required to contribute to pension plans under ERISA. Such factors could also result in a failure to achieve expected returns on plan assets. In addition, there may be upward pressure on the cost of providing healthcare benefits to current and future retirees. There can be no assurance that the measures we have taken to control increases in these costs, or that the assignment of assets and liabilities with respect to certain U.S. and non-U.S. benefit plans in connection with the separation into three independent companies, will succeed in limiting cost increases, and continued upward pressure could reduce our profitability. For a discussion regarding how our financial statements have been and can be affected by our pension and healthcare benefit obligations, see Note 13 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023.

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
2024 1Q FORM 10-Q 24

Regulatory - We are subject to a wide variety of laws, regulations and government policies that require ongoing compliance efforts and may change in significant ways. Our businesses are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies that require ongoing compliance efforts. There can be no assurance that laws, regulations and policies will not be changed or interpreted or enforced in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, recent trends globally toward increased protectionism, import and export controls, required licenses or authorizations to engage in business dealings with certain countries or entities, the use of tariffs, restrictions on outbound investment and other trade barriers can result in actions by governments around the world that have been and may continue to be disruptive and costly to our businesses, and can interfere with our global operating model and weaken our competitive position. In addition, changes in environmental and climate change laws, regulations or policies (including emissions pricing and taxes, emissions standards or sustainable finance, among others) affecting the aerospace and defense sector could lead to additional costs or compliance requirements, a need for additional investment in product designs, require carbon offset investments or otherwise negatively impact our businesses or competitive position. Other legislative and regulatory areas of significance for our businesses that U.S. and non-U.S. governments have focused and continue to focus on include cybersecurity, data privacy and sovereignty, artificial intelligence, anti-corruption, competition law, public procurement law, compliance with complex trade controls and economic sanctions laws, technical regulations or local content requirements that could result in market access criteria that our products cannot or do not meet, restrictions related to per- and polyfluoroalkyl substances (PFAS), foreign exchange intervention in response to currency volatility and currency controls that could restrict the movement of liquidity from particular jurisdictions. Potential changes to tax laws, including changes to taxation of global income, may have an effect on our subsidiaries' structure, operations, sales, liquidity, cash flows, capital requirements, effective tax rate and performance. For example, legislative or regulatory measures by U.S. federal, state or non-U.S. governments, or rules, interpretations or audits under new or existing tax laws such as global minimum taxes or other changes to the treatment of global income, could increase our cash tax costs and effective tax rate. Regulation or government scrutiny may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Furthermore, we make sales to U.S. and non-U.S. governments and other public sector customers, and we participate in various governmental financing programs, that require us to comply with strict governmental regulations. As a U.S. government contractor, we are also subject to risks relating to U.S. government audits and investigations that in the past have led, and in the future may lead, to cash withholds, fines, damages or other penalties. Inability to comply with applicable regulations could adversely affect our status with government customers or our ability to participate in projects, and could have collateral consequences such as suspension or debarment. Suspension or debarment, depending on the entity involved and length of time, can limit our ability to bid for new U.S. government contracts or business with other government-related customers, or to participate in projects involving multilateral development banks, and this could adversely affect our results of operations, financial position and cash flows.

Legal proceedings - We are subject to a variety of legal proceedings, disputes, investigations and legal compliance risks, including contingent liabilities from businesses that we have exited or are inactive. We are subject to a variety of legal proceedings, commercial disputes, legal compliance risks and environmental, health and safety compliance risks in virtually every part of the world. We, our representatives and the industries in which we operate are subject to continuing scrutiny by regulators, other governmental authorities and private sector entities or individuals in the U.S., the European Union, China and other jurisdictions, which have led or may, in certain circumstances, lead to enforcement actions, adverse changes to our business practices, fines and penalties, required remedial actions such as contaminated site clean-up or other environmental claims, or the assertion of private litigation claims and damages that could be material. For example, while in December 2020 we entered into a settlement to conclude a previously disclosed SEC investigation of GE, we remain subject to shareholder lawsuits related to the Company's financial performance, accounting and disclosure practices and related legacy matters from several years ago. We have observed that these proceedings related to claims about past financial performance and reporting pose particular reputational risks for the Company that can cause new allegations about past or current misconduct, even if unfounded, to have a more significant impact on our reputation and how we are viewed by investors, customers and others than they otherwise would. We also from time to time are involved in commercial discussions, disputes or proceedings in which, given the nature of our business that often involves large equipment and service orders and long-term commercial relationships, the claims asserted can be for significant amounts. The estimation of legal reserves or possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation, disputes and investigations, and the actual losses arising from particular matters may exceed our current estimates and adversely affect our results of operations. The risk management and compliance programs we have adopted and related actions that we take may not fully mitigate legal and compliance risks that we face, particularly in light of the global and diverse nature of our operations and the current enforcement environments in many jurisdictions. For example, when we investigate potential noncompliance under U.S. and non-U.S. law involving our employees, partners or third parties we work with, in some circumstances we make self-disclosures about our findings to the relevant authorities who may pursue or decline to pursue enforcement proceedings against us in connection with those matters. We are also subject to material trailing legal liabilities from businesses that we have exited or are inactive. We also expect that additional legal proceedings and other contingencies will arise from time to time. Moreover, we sell products and services in growth markets where claims arising from alleged violations of law, product failures or other incidents involving our products and services are adjudicated within legal systems that are less developed and less reliable than those of the U.S. or other more developed markets, and this can create additional uncertainty about the outcome of proceedings before courts or other governmental bodies in those markets. See Note 23 for further information about legal proceedings and other loss contingencies.

1Q 2024 FORM 10-Q 25

STATEMENT OF EARNINGS (LOSS) (UNAUDITED)	Three months ended March 31
(In millions, per-share amounts in dollars)	2024	2023
Sales of equipment	$5,935	$5,287
Sales of services	9,239	8,407
Insurance revenues (Note 13)	879	791
Total revenues (Note 8)	16,053	14,486

Cost of equipment sold	6,024	5,605
Cost of services sold	5,596	5,124
Selling, general and administrative expenses	2,269	2,142
Separation costs (Note 20)	355	205
Research and development	507	431
Interest and other financial charges	278	269
Insurance losses, annuity benefits and other costs (Note 13)	627	684
Non-operating benefit cost (income)	(362)	(385)
Total costs and expenses	15,295	14,075

Other income (loss) (Note 19)	1,109	6,081

Earnings (loss) from continuing operations before income taxes	1,866	6,492
Benefit (provision) for income taxes (Note 16)	(318)	(271)
Earnings (loss) from continuing operations	1,549	6,221
Earnings (loss) from discontinued operations, net of taxes (Note 2)	14	1,257
Net earnings (loss)	1,563	7,478
Less net earnings (loss) attributable to noncontrolling interests	27	(27)
Net earnings (loss) attributable to the Company	1,537	7,506
Preferred stock dividends and other	—	(145)
Net earnings (loss) attributable to GE common shareholders	$1,537	$7,360

Amounts attributable to GE common shareholders
Earnings (loss) from continuing operations	$1,549	$6,221
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	27	(27)
Earnings (loss) from continuing operations attributable to the Company	1,522	6,248
Preferred stock dividends and other	—	(145)
Earnings (loss) from continuing operations attributable
to GE common shareholders	1,522	6,103
Earnings (loss) from discontinued operations attributable
to GE common shareholders	14	1,257
Net earnings (loss) attributable to GE common shareholders	$1,537	$7,360

Earnings (loss) per share from continuing operations (Note 18)
Diluted earnings (loss) per share	$1.38	$5.56
Basic earnings (loss) per share	$1.39	$5.60

Net earnings (loss) per share (Note 18)
Diluted earnings (loss) per share	$1.39	$6.71
Basic earnings (loss) per share	$1.41	$6.76

2024 1Q FORM 10-Q 26

STATEMENT OF FINANCIAL POSITION
(In millions)	March 31, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$18,447	$16,967
Investment securities (Note 3)	3,737	5,706
Current receivables (Note 4)	15,100	15,466
Inventories, including deferred inventory costs (Note 5)	17,603	16,528
Current contract assets (Note 9)	1,547	1,500
All other current assets (Note 10)	1,650	1,647
Assets of businesses held for sale (Note 2)	1,507	1,985
Current assets	59,589	59,799

Investment securities (Note 3)	38,705	38,000
Property, plant and equipment – net (Note 6)	12,345	12,494
Goodwill (Note 7)	13,304	13,385
Other intangible assets – net (Note 7)	5,547	5,695
Contract and other deferred assets (Note 9)	5,431	5,406
All other assets (Note 10)	16,995	15,997
Deferred income taxes (Note 16)	10,316	10,575
Assets of discontinued operations (Note 2)	1,709	1,695
Total assets	$163,942	$163,045

Short-term borrowings (Note 11)	$1,032	$1,253
Accounts payable and equipment project payables (Note 12)	15,184	15,408
Progress collections and current deferred income (Note 9)	20,718	19,677
All other current liabilities (Note 15)	12,342	12,712
Liabilities of businesses held for sale (Note 2)	1,811	1,826
Current liabilities	51,087	50,876

Deferred income (Note 9)	1,297	1,339
Long-term borrowings (Note 11)	19,493	19,711
Insurance liabilities and annuity benefits (Note 13)	37,934	39,624
Non-current compensation and benefits	11,002	11,214
All other liabilities (Note 15)	10,855	10,508
Liabilities of discontinued operations (Note 2)	1,169	1,193
Total liabilities	132,838	134,466

Common stock (Note 17)	15	15
Accumulated other comprehensive income (loss) – net attributable to GE (Note 17)	(5,603)	(6,150)
Other capital	25,887	26,962
Retained earnings	88,065	86,527
Less common stock held in treasury	(78,508)	(79,976)
Total GE shareholders’ equity	29,855	27,378
Noncontrolling interests	1,248	1,202
Total equity	31,104	28,579
Total liabilities and equity	$163,942	$163,045

1Q 2024 FORM 10-Q 27

STATEMENT OF CASH FLOWS	Three months ended March 31
(In millions)	2024	2023
Net earnings (loss)	$1,563	$7,478
(Earnings) loss from discontinued operations activities	(14)	(1,257)
Adjustments to reconcile net earnings (loss) to cash from (used for) operating activities:
Depreciation and amortization of property, plant and equipment	378	367
Amortization of intangible assets (Note 7)	145	140
(Gains) losses on purchases and sales of business interests	(9)	52
(Gains) losses on retained and sold ownership interests and other equity securities (Note 19)	(665)	(5,906)
Principal pension plans cost (Note 14)	(256)	(271)
Principal pension plans employer contributions	(53)	(52)
Other postretirement benefit plans (net)	(133)	(181)
Provision (benefit) for income taxes	318	271
Cash recovered (paid) during the year for income taxes	(105)	(172)
Changes in operating working capital:
Decrease (increase) in current receivables	235	536
Decrease (increase) in inventories, including deferred inventory costs	(1,216)	(1,275)
Decrease (increase) in current contract assets	(72)	294
Increase (decrease) in accounts payable and equipment project payables	111	(201)
Increase (decrease) in progress collections and current deferred income	1,095	205
All other operating activities	(297)	128
Cash from (used for) operating activities – continuing operations	1,024	155
Cash from (used for) operating activities – discontinued operations	(32)	(413)
Cash from (used for) operating activities	992	(259)

Additions to property, plant and equipment and internal-use software	(421)	(298)
Dispositions of property, plant and equipment	41	7
Dispositions of retained ownership interests	2,610	2,025
Net (purchases) dispositions of insurance investment securities	(1,141)	(1,556)
All other investing activities	(320)	1,096
Cash from (used for) investing activities – continuing operations	769	1,273
Cash from (used for) investing activities – discontinued operations	38	(3,068)
Cash from (used for) investing activities	808	(1,796)

Net increase (decrease) in borrowings (maturities of 90 days or less)	(37)	1
Newly issued debt (maturities longer than 90 days)	—	9
Repayments and other debt reductions (maturities longer than 90 days)	(298)	(1,815)
Dividends paid to shareholders	(86)	(203)
Redemption of GE preferred stock	—	(3,000)
Purchases of GE common stock for treasury	(322)	(309)
All other financing activities	540	87
Cash from (used for) financing activities – continuing operations	(204)	(5,230)
Cash from (used for) financing activities – discontinued operations	—	1,999
Cash from (used for) financing activities	(204)	(3,232)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(61)	65
Increase (decrease) in cash, cash equivalents and restricted cash	$1,534	$(5,220)
Cash, cash equivalents and restricted cash at beginning of year	$19,755	$19,092
Cash, cash equivalents and restricted cash at March 31	21,290	13,871
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	1,391	1,180
Cash, cash equivalents and restricted cash of continuing operations at March 31	$19,899	$12,691
2024 1Q FORM 10-Q 28

STATEMENT OF COMPREHENSIVE INCOME (LOSS)	Three months ended March 31
(In millions)	2024	2023
Net earnings (loss)	$1,563	$7,478
Less: net earnings (loss) attributable to noncontrolling interests	27	(27)
Net earnings (loss) attributable to the Company	$1,537	$7,506

Currency translation adjustments	(35)	2,387
Benefit plans	(198)	(2,319)
Investment securities and cash flow hedges	(453)	706
Long-duration insurance contracts	1,236	(1,793)
Less: other comprehensive income (loss) attributable to noncontrolling interests	2	(3)
Other comprehensive income (loss) attributable to the Company	$547	$(1,017)

Comprehensive income (loss)	$2,112	$6,458
Less: comprehensive income (loss) attributable to noncontrolling interests	28	(30)
Comprehensive income (loss) attributable to the Company	$2,084	$6,489

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY	Three months ended March 31
(In millions)	2024	2023
Preferred stock issued	$—	$3
Common stock issued	$15	$15

Beginning balance	(6,150)	(2,272)
Currency translation adjustments	(35)	2,388
Benefit plans	(200)	(2,317)
Investment securities and cash flow hedges	(453)	706
Long-duration insurance contracts	1,236	(1,793)
Accumulated other comprehensive income (loss)	$(5,603)	$(3,289)
Beginning balance	26,962	34,173
Gains (losses) on treasury stock dispositions	(1,191)	(619)
Stock-based compensation	114	73
Other changes(a)	2	(2,898)
Other capital	$25,887	$30,729
Beginning balance	86,527	82,983
Net earnings (loss) attributable to the Company	1,537	7,506
Dividends and other transactions with shareholders(b)	1	(5,534)
Retained earnings	$88,065	$84,955
Beginning balance	(79,976)	(81,209)
Purchases	(317)	(311)
Dispositions	1,785	759
Common stock held in treasury	$(78,508)	$(80,762)
GE shareholders' equity balance	29,855	31,652
Noncontrolling interests balance	1,248	1,171
Total equity balance at March 31	$31,104	$32,823
(a) Included $3,000 million decrease substantially all in Other capital related to our redemption of GE Series D preferred stock in the first quarter of 2023.
(b) Included a $5,300 million decrease in Retained earnings reflecting a pro-rata distribution of approximately 80.1% of the shares of GE HealthCare on January 3, 2023.
1Q 2024 FORM 10-Q 29

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP), which requires us to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions, which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position and cash flows. Such changes could result in future impairments of goodwill, intangibles, long-lived assets and investment securities, revisions to estimated profitability on long-term product service agreements, incremental credit losses on receivables and debt securities, a change in the carrying amount of our tax assets and liabilities, or a change in our insurance liabilities and pension obligations as of the time of a relevant measurement event.

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

On April 2, 2024, GE completed the separation of its GE Vernova business into a separate, independent publicly traded company, GE Vernova Inc. (GE Vernova). See Note 24 for further information.

The accompanying consolidated financial statements and notes are unaudited. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the financial statements, notes and significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In the fourth quarter of 2022, we classified our captive industrial insurance subsidiary, Electric Insurance Company, domiciled in Massachusetts, with assets of $514 million and liabilities of $339 million as of March 31, 2024, into held for sale. In the third quarter of 2023, we signed a binding agreement to sell this business and expect to complete the sale, subject to regulatory approvals and other customary closing conditions, in the second quarter of 2024. In connection with the expected sale, to date we have recorded a cumulative loss of $126 million in Other income (loss) in our Statement of Earnings (Loss).

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE	March 31, 2024	December 31, 2023
Cash and cash equivalents	$88	$609
Current receivables, inventories and contract assets	633	551
Non-current captive insurance investment securities	548	570
Property, plant and equipment and intangible assets - net	253	254
Valuation allowance on disposal group classified as held for sale	(124)	(124)
All other assets	108	125
Assets of businesses held for sale	$1,507	$1,985

Progress collections and deferred income	$964	$1,001
Insurance liabilities and annuity benefits	344	376
Accounts payable, equipment project payables and other current liabilities	463	392
All other liabilities	40	57
Liabilities of businesses held for sale	$1,811	$1,826

DISCONTINUED OPERATIONS primarily comprise our former GE HealthCare business, our mortgage portfolio in Poland (Bank BPH), and other trailing assets and liabilities associated with prior dispositions. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis.

2024 1Q FORM 10-Q 30

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

We have continuing involvement with GE HealthCare primarily through a transition services agreement, through which GE and GE HealthCare continue to provide certain services to each other for a period of time following the Separation, and a trademark licensing agreement. For the three months ended March 31, 2024, we collected net cash of $115 million related to these activities.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded a charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH was $2,517 million and $2,669 million as of March 31, 2024 and December 31, 2023, respectively. In order to maintain appropriate regulatory capital levels, during the year ended December 31, 2023, we made the previously reported non-cash capital contributions in the form of intercompany loan forgiveness of $1,797 million; no incremental contributions from GE were required during the three months ended March 31, 2024. For further information about the recent actions and other factors that are relevant to the estimate of total losses for borrower litigation at Bank BPH, see Note 23. Future changes or adverse developments could increase our estimate of total losses and potentially require future cash contributions to Bank BPH.

The Bank BPH financing receivable portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields and estimates with respect to ongoing borrower litigation. Earnings (loss) from discontinued operations included zero and $175 million in pre-tax charges for the three months ended March 31, 2024 and 2023, respectively, primarily related to the ongoing borrower litigation. At March 31, 2024, the total portfolio had a carrying value of zero, net of a valuation allowance.

	2024			2023
RESULTS OF DISCONTINUED OPERATIONS Three months ended March 31	GE HealthCare	Bank BPH & Other	Total	GE HealthCare	Bank BPH & Other	Total
Total revenues	$—	$—	$—	$—	$—	$—
Cost of equipment and services sold	—	—	—	—	—	—
Other income, costs and expenses	—	6	6	(20)	(201)	(221)

Earnings (loss) of discontinued operations before income taxes	—	6	6	(20)	(201)	(221)
Benefit (provision) for income taxes	—	6	6	1,479	(1)	1,478
Earnings (loss) of discontinued operations, net of taxes	—	12	12	1,459	(202)	1,257

Gain (loss) on disposal before income taxes	—	2	2	—	—	—
Benefit (provision) for income taxes	—	—	—	—	—	—
Gain (loss) on disposal, net of taxes	—	2	2	—	—	—

Earnings (loss) from discontinued operations, net of taxes	$—	$14	$14	$1,459	$(202)	$1,257

The tax benefit for the three months ended March 31, 2023 for GE HealthCare relates to preparatory steps for the spin-off, which resulted in taxable gain offset by a deferred tax asset and the reversal of valuation allowances for capital loss carryovers utilized against a portion of the gain.

1Q 2024 FORM 10-Q 31

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	March 31, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$1,391	$1,396
Current receivables	13	14
Property, plant and equipment - net	52	58
All other assets	224	200
Deferred income taxes	29	27
Assets of discontinued operations(a)	$1,709	$1,695

Accounts payable and equipment project payables	$34	$36
Non-current compensation and benefits	35	31
All other liabilities(a)	1,101	1,125
Liabilities of discontinued operations	$1,169	$1,193
(a) Included $1,792 million and $1,963 million of valuation allowances against financing receivables held for sale, of which $1,553 million and $1,712 million related to estimated borrower litigation losses, and $964 million and $957 million in All other liabilities, related to estimated borrower litigation losses for Bank BPH’s foreign currency-denominated mortgage portfolio, as of March 31, 2024 and December 31, 2023, respectively. Accordingly, total estimated losses related to borrower litigation were $2,517 million and $2,669 million as of March 31, 2024 and December 31, 2023, respectively. As a result of the settlement program, the valuation allowance completely offsets the financing receivables balance as of March 31, 2024.

NOTE 3. INVESTMENT SECURITIES. The majority of our investment securities are held within our run-off insurance operations and are classified as non-current as they support the long-duration insurance liabilities and include debt securities all classified as available-for-sale, substantially all of which are investment-grade.

Our remaining equity shares in GE HealthCare, comprising 30.5 million shares (approximately 6.7% ownership interest) at March 31, 2024, are subject to a contractual lock-up restriction through May 15, 2024. Our senior note from AerCap, for which we have adopted the fair value option and matures in the fourth quarter of 2025, is still outstanding as of March 31, 2024.

	March 31, 2024				December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
GE HealthCare equity	$—	$—	$—	$2,776	$—	$—	$—	$4,761
AerCap note	—	—	—	961	—	—	—	944
Current investment securities	$—	$—	$—	$3,737	$—	$—	$—	$5,706
Debt
U.S. corporate	$27,477	$757	$(1,870)	$26,365	$27,495	$1,034	$(1,606)	$26,923
Non-U.S. corporate	2,509	26	(236)	2,299	2,529	34	(209)	2,353
State and municipal	2,803	54	(204)	2,654	2,828	79	(185)	2,723
Mortgage and asset-backed	4,878	36	(226)	4,688	4,827	34	(291)	4,571
Government and agencies	2,478	1	(125)	2,355	1,213	3	(116)	1,100
Other equity	344	—	—	344	331	—	—	331
Non-current investment securities	$40,491	$875	$(2,661)	$38,705	$39,222	$1,183	$(2,406)	$38,000

The amortized cost of debt securities excludes accrued interest of $496 million and $466 million at March 31, 2024 and December 31, 2023, respectively, which is reported in All other current assets.

The estimated fair value of investment securities at March 31, 2024 decreased since December 31, 2023, primarily due to share sales of our GE HealthCare equity interest and higher market yields partially offset by new investments at Insurance and the mark-to-market effect on our equity interest in GE HealthCare.

2024 1Q FORM 10-Q 32

Total estimated fair value of debt securities in an unrealized loss position were $20,413 million and $18,730 million, of which $16,711 million and $17,146 million had gross unrealized losses of $(2,584) million and $(2,370) million and had been in a loss position for 12 months or more at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the majority of our U.S. and Non-U.S. corporate securities' gross unrealized losses were in the consumer, electric, technology and insurance industries. In addition, gross unrealized losses on our Mortgage and asset-backed securities included $(149) million related to commercial mortgage-backed securities (CMBS) collateralized by pools of commercial mortgage loans on real estate, and $(68) million related to asset-backed securities. The majority of our CMBS and asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

	Three months ended March 31
	2024	2023
Net unrealized gains (losses) for equity securities with readily determinable fair value (RDFV)	$441	$6,040
Proceeds from debt/equity securities sales and early redemptions	3,196	3,008
Gross realized gains on debt securities	8	11
Gross realized losses and impairments on debt securities	(11)	(21)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at March 31, 2024 are as follows:

	Amortized cost	Estimated fair value
Within one year	$1,756	$1,751
After one year through five years	5,149	5,170
After five years through ten years	5,132	5,178
After ten years	23,231	21,574

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

The majority of our equity securities are classified within Level 1 and the majority of our debt securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $6,991 million and $6,841 million are classified within Level 3, as significant inputs to their valuation models are unobservable at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, there were no significant transfers into or out of Level 3.

In addition to the equity securities described above, we held $1,092 million and $1,012 million of equity securities without RDFV, including $1,019 million and $939 million at Insurance, as of March 31, 2024 and December 31, 2023, respectively, that are classified within non-current All other assets in our Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were $23 million and $9 million for the three months ended March 31, 2024 and 2023, respectively. These are primarily limited partnership investments in private equity, infrastructure and real estate funds that are measured at net asset value per share (or equivalent) as a practical expedient to estimated fair value and are excluded from the fair value hierarchy.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	March 31, 2024	December 31, 2023
Customer receivables	$11,952	$12,349
Revenue sharing program receivables(a)	1,134	1,252
Non-income based tax receivables	1,225	1,140
Supplier advances	924	891
Receivables from disposed businesses	61	121
Other sundry receivables	450	360
Allowance for credit losses	(646)	(647)
Total current receivables	$15,100	$15,466
(a) Revenue sharing program receivables in Aerospace are amounts due from third parties who participate in engine programs by developing and supplying certain engine components through the life of the program. The participants share in program revenues, receive a share of customer progress payments and share costs related to discounts and warranties.

ALLOWANCE FOR CREDIT LOSSES	March 31, 2024	March 31, 2023
Balances as of January 1	$647	$768
New provisions, net of (releases)	—	20
Write-offs, net	—	(4)
Foreign exchange and other	—	4
Ending balance	$646	$787
1Q 2024 FORM 10-Q 33

	March 31, 2024	December 31, 2023
Aerospace	$7,848	$8,010
Renewable Energy	3,097	2,907
Power	4,332	4,232
Corporate(a)	(177)	318
Total current receivables	$15,100	$15,466
(a) Corporate balances include intercompany eliminations related to the sales of equipment and services.

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $306 million and $464 million in the three months ended March 31, 2024 and 2023, respectively, related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in Renewable Energy and Aerospace, the Company has no continuing involvement; fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice due date. Included in the sales of customer receivables in the first quarter of 2023, was $77 million in our Gas Power business, primarily for risk mitigation purposes.

LONG-TERM RECEIVABLES	March 31, 2024	December 31, 2023
Long-term customer receivables	$459	$479
Supplier advances	271	274
Non-income based tax receivables	146	174
Sundry receivables	343	373
Allowance for credit losses	(167)	(171)
Total long-term receivables	$1,052	$1,129

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	March 31, 2024	December 31, 2023
Raw materials and work in process	$11,665	$11,209
Finished goods	3,952	3,720
Deferred inventory costs(a)	1,986	1,599
Inventories, including deferred inventory costs	$17,603	$16,528
(a) Represents cost deferral for shipped goods (such as components for wind turbine assemblies within our Renewable Energy segment) and labor and overhead costs on time and material service contracts (primarily originating in Power and Aerospace) and other costs for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	March 31, 2024	December 31, 2023
Original cost	$27,498	$27,332
Less: accumulated depreciation and amortization	(16,935)	(16,678)
Right-of-use operating lease assets	1,782	1,840
Property, plant and equipment – net	$12,345	$12,494

Operating Lease Liabilities. Our consolidated operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $1,908 million and $1,973 million, as of March 31, 2024 and December 31, 2023, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $188 million and $195 million for the three months ended March 31, 2024 and 2023, respectively.

2024 1Q FORM 10-Q 34

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL	January 1, 2024	Acquisitions	Currency exchange and other	Balance at March 31, 2024
Aerospace	$8,948	$—	$(46)	$8,902
Renewable Energy	3,287	—	(34)	3,253
Power	307	4	(1)	311
Corporate(a)	842	—	(4)	838
Total	$13,385	$4	$(84)	$13,304
(a) Corporate balance comprises our Digital business.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the first quarter of 2024, we did not identify any reporting units that required an interim impairment test. However, we continue to monitor the operating results and cash flow forecasts of our Additive reporting unit in our Aerospace segment as the fair value of this reporting unit was not significantly in excess of its carrying value based on the results of our most recent annual impairment test, performed in the fourth quarter of 2023. At March 31, 2024, our Additive reporting unit had goodwill of $244 million.

Intangible assets decreased $148 million during the three months ended March 31, 2024, primarily as a result of amortization. Consolidated amortization expense was $145 million and $140 million in the three months ended March 31, 2024 and 2023, respectively.

NOTE 8. REVENUES

EQUIPMENT & SERVICES REVENUES
Three months ended March 31	2024			2023
	Equipment	Services	Total	Equipment	Services	Total
Aerospace	$2,421	$5,643	$8,064	$1,974	$5,007	$6,981
Renewable Energy	2,458	547	3,005	2,311	527	2,837
Power	1,185	2,949	4,134	1,102	2,718	3,820
Total segment revenues	$6,064	$9,139	$15,203	$5,387	$8,252	$13,638

REVENUES	Three months ended March 31
	2024	2023
Commercial Engines and Services	$6,064	$5,194
Defense and Propulsion Technologies	2,301	1,961
Eliminations & Other	(301)	(173)
Aerospace(a)	$8,064	$6,981

Onshore Wind	$1,198	$1,502
Grid Solutions equipment and services	1,085	824
Hydro, Offshore Wind and Hybrid Solutions	722	511
Renewable Energy	$3,005	$2,837

Gas Power	$3,068	$2,867
Steam Power	584	541
Power Conversion, Nuclear and other	483	412
Power	$4,134	$3,820

Total segment revenues	$15,203	$13,638

GE Digital revenues	$209	$237
Insurance revenues	879	791
Eliminations and other	(237)	(181)
Corporate	$850	$848

Total revenues	$16,053	$14,486
(a) Does not give effect to post-GE Vernova separation eliminations and Corporate adjustments.

1Q 2024 FORM 10-Q 35

REMAINING PERFORMANCE OBLIGATION. As of March 31, 2024, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $265,870 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $57,775 million, of which 41%, 65% and 88% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $208,095 million, of which 13%, 46%, 69% and 84% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

NOTE 9. CONTRACT AND OTHER DEFERRED ASSETS & PROGRESS COLLECTIONS AND DEFERRED INCOME
Contract and other deferred assets increased $72 million in the three months ended March 31, 2024, primarily due to the timing of revenue recognition ahead of billing milestones on long-term equipment contracts and short-term and other services agreements, partially offset by a decrease in long-term service agreements. Our long-term service agreements decreased primarily due to billings of $3,155 million and net unfavorable changes in estimated profitability of $162 million at Aerospace and $29 million at Power, partially offset by revenues recognized of $3,029 million.

March 31, 2024	Aerospace	Renewable Energy	Power	Corporate	Total
Revenues in excess of billings	$2,112	$—	$5,176	$—	$7,288
Billings in excess of revenues	(7,965)	—	(1,794)	—	(9,759)
Long-term service agreements	$(5,853)	$—	$3,382	$—	$(2,471)
Equipment and other service agreements	603	1,628	1,506	281	4,018
Current contract assets	$(5,250)	$1,628	$4,888	$281	$1,547

Nonrecurring engineering costs(a)	2,444	23	1	—	2,469
Customer advances and other(b)	2,353	—	609	—	2,963
Non-current contract and other deferred assets	$4,798	$23	$611	$—	$5,431
Total contract and other deferred assets	$(452)	$1,651	$5,499	$281	$6,978

December 31, 2023
Revenues in excess of billings	$2,377	$—	$5,205	$—	$7,582
Billings in excess of revenues	(7,902)	—	(1,810)	—	(9,712)
Long-term service agreements	$(5,525)	$—	$3,395	$—	$(2,130)
Equipment and other service agreements	494	1,374	1,499	263	3,630
Current contract assets	$(5,030)	$1,374	$4,894	$263	$1,500

Nonrecurring engineering costs(a)	2,444	18	1	—	2,463
Customer advances and other(b)	2,342	—	601	—	2,943
Non-current contract and other deferred assets	$4,785	$18	$603	$—	$5,406
Total contract and other deferred assets	$(245)	$1,392	$5,497	$263	$6,907
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

Progress collections and deferred income increased $999 million primarily due to collections received in excess of revenue recognition at Renewable Energy, Power and Aerospace. Revenues recognized for contracts included in a liability position at the beginning of the year were $4,628 million and $4,468 million for the three months ended March 31, 2024 and 2023, respectively.

March 31, 2024	Aerospace	Renewable Energy	Power	Corporate	Total
Progress collections	$6,401	$7,554	$6,091	$134	$20,180
Current deferred income	179	221	11	127	539
Progress collections and current deferred income	$6,580	$7,775	$6,103	$261	$20,718
Non-current deferred income	1,084	149	46	19	1,297
Total Progress collections and deferred income	$7,664	$7,924	$6,148	$279	$22,016

December 31, 2023
Progress collections	$6,198	$6,886	$5,898	$124	$19,106
Current deferred income	201	239	20	112	571
Progress collections and current deferred income	$6,399	$7,125	$5,918	$236	$19,677
Non-current deferred income	1,150	122	48	20	1,339
Total Progress collections and deferred income	$7,549	$7,247	$5,965	$256	$21,017

2024 1Q FORM 10-Q 36

NOTE 10. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method investments, Insurance cash and cash equivalents, receivables and other investments in our run-off insurance operations, long-term customer and sundry receivables (see Note 4), pension surplus and prepaid taxes and other deferred charges. All other non-current assets increased $999 million in the three months ended March 31, 2024, primarily due to an increase in Insurance cash and cash equivalents of $581 million, an increase in equity method investments of $229 million and an increase in prepaid taxes and deferred charges of $179 million. Insurance cash and cash equivalents was $1,364 million and $784 million at March 31, 2024 and December 31, 2023, respectively.

NOTE 11. BORROWINGS

	March 31, 2024	December 31, 2023
Current portion of long-term borrowings
Senior notes	$879	$1,044
Subordinated notes and other	81	107
Other short term borrowings	72	103
Total short-term borrowings	$1,032	$1,253

Senior notes	17,351	$17,509
Subordinated notes	1,370	1,383
Other	772	819
Total long-term borrowings	$19,493	$19,711
Total borrowings	$20,525	$20,965
See Note 21 for further information about borrowings and associated hedges.

NOTE 12. ACCOUNTS PAYABLE AND EQUIPMENT PROJECT PAYABLES

	March 31, 2024	December 31, 2023
Trade payables	$10,486	$10,678
Supply chain finance programs	3,124	3,133
Equipment project payables(a)	1,117	1,193
Non-income based tax payables	456	403
Accounts payable and equipment project payables	$15,184	$15,408
(a) Primarily related to projects at Power and Renewable Energy.

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $1,705 million and $2,079 million for the three months ended March 31, 2024 and 2023, respectively.

NOTE 13. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenues of $879 million and $791 million, profit was $200 million and $70 million and net earnings was $158 million and $54 million for the three months ended March 31, 2024 and 2023, respectively. These operations were primarily supported by investment securities of $38,304 million and $37,592 million, limited partnerships of $3,498 million and $3,300 million, and a diversified commercial mortgage loan portfolio substantially all collateralized by first liens on U.S. commercial real estate properties of $1,924 million and $1,947 million (net of allowance for credit losses of $61 million and $48 million), as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the commercial mortgage loan portfolio had 4 delinquent loans, 1 non-accrual loan and about one-third of the portfolio was held in the office sector, which had a weighted average loan-to-value ratio of 70%, debt service coverage of 1.6, and no scheduled maturities through 2025. A summary of our insurance liabilities and annuity benefits is presented below:

March 31, 2024	Long-term care	Structured settlement annuities	Life	Other contracts	Total
Future policy benefit reserves	$25,722	$8,909	$1,054	$375	$36,059
Investment contracts	—	776	—	710	1,486
Other	—	—	112	277	389
Total	$25,722	$9,685	$1,166	$1,361	$37,934

December 31, 2023
Future policy benefit reserves	$26,832	$9,357	$1,117	$382	$37,689
Investment contracts	—	793	—	742	1,535
Other	—	—	116	285	400
Total	$26,832	$10,150	$1,233	$1,409	$39,624

1Q 2024 FORM 10-Q 37

The following tables summarize balances of and changes in future policy benefits reserves.

	March 31, 2024			March 31, 2023
Present value of expected net premiums	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Balance, beginning of year	$4,063	$—	$4,803	$4,059	$—	$4,828
Beginning balance at locked-in discount rate	3,745	—	4,773	3,958	—	5,210
Effect of changes in cash flow assumptions	17	—	—	—	—	—
Effect of actual variances from expected experience	6	—	(2)	29	—	(35)
Adjusted beginning of year balance	3,769	—	4,771	3,987	—	5,175
Interest accrual	51	—	45	53	—	50
Net premiums collected	(98)	—	(70)	(103)	—	(73)
Effect of foreign currency	—	—	(69)	—	—	(23)
Ending balance at locked-in discount rate	3,721	—	4,678	3,936	—	5,129
Effect of changes in discount rate assumptions	211	—	(151)	281	—	(149)
Balance, end of period	$3,932	$—	$4,527	$4,217	$—	$4,979

Present value of expected future policy benefits
Balance, beginning of year	$30,895	$9,357	$5,921	$28,316	$8,860	$5,868
Beginning balance at locked-in discount rate	27,144	8,561	5,847	27,026	8,790	6,247
Effect of changes in cash flow assumptions	(7)	—	—	(11)	—	—
Effect of actual variances from expected experience	43	(29)	(13)	30	(1)	2
Adjusted beginning of year balance	27,180	8,532	5,833	27,046	8,789	6,250
Interest accrual	368	111	55	363	115	60
Benefit payments	(359)	(159)	(109)	(309)	(174)	(138)
Effect of foreign currency	—	—	(73)	—	—	(24)
Ending balance at locked-in discount rate	27,190	8,484	5,707	27,100	8,730	6,148
Effect of changes in discount rate assumptions	2,465	425	(126)	3,171	619	(123)
Balance, end of period	$29,654	$8,909	$5,581	$30,271	$9,349	$6,025
Net future policy benefit reserves	$25,722	$8,909	$1,054	$26,054	$9,349	$1,045
Less: Reinsurance recoverables, net of allowance for credit losses	(165)	—	(29)	(204)	—	(57)
Net future policy benefit reserves, after reinsurance recoverables	$25,557	$8,909	$1,025	$25,850	$9,349	$988

The Statement of Earnings (Loss) for the three months ended March 31, 2024 and 2023 included gross premiums or assessments of $207 million and $214 million and interest accretion of $439 million and $435 million, respectively. For the three months ended March 31, 2024 and 2023, gross premiums or assessments were substantially all related to long-term care of $123 million and $124 million and life of $79 million and $84 million, while interest accretion was substantially all related to long-term care of $318 million and $310 million and structured settlement annuities of $111 million and $115 million, respectively.

The following table provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses for nonparticipating traditional contracts.

		March 31, 2024		March 31, 2023
		Undiscounted	Discounted(a)	Undiscounted	Discounted(a)
Long-term care:	Gross premiums	$7,376	$4,794	$7,924	$5,105
	Benefit payments	62,774	29,654	64,944	30,271
Structured settlement annuities:	Benefit payments	19,092	8,909	19,745	9,349
Life:	Gross premiums	12,082	5,446	13,537	6,104
	Benefit payments	10,935	5,581	11,800	6,025
(a) Determined using the current discount rate as of March 31, 2024 and 2023, respectively.

2024 1Q FORM 10-Q 38

The following table provides the weighted-average durations of and weighted-average interest rates for the liability for future policy benefits.

	March 31, 2024			March 31, 2023
	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Duration (years)(a)	12.4	10.8	5.3	13.2	11.2	5.3
Interest accretion rate	5.6%	5.4%	5.2%	5.5%	5.4%	5.1%
Current discount rate	5.2%	5.2%	5.0%	5.0%	5.0%	4.8%
(a) Determined using the current discount rate as of March 31, 2024 and 2023.

As of March 31, 2024 and 2023, policyholders account balances totaled $1,686 million and $1,921 million, respectively. As our insurance operations are in run-off, changes in policyholder account balances for the three months ended March 31, 2024 and 2023 are primarily attributed to surrenders, withdrawals, and benefit payments of $106 million and $120 million, partially offset by net additions from separate accounts and interest credited of $66 million and $75 million, respectively. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both March 31, 2024 and 2023.

Following approval of a statutory permitted accounting practice in 2018 by our primary regulator, the Kansas Insurance Department, we have since provided a total of $15,035 million of capital contributions to our run-off insurance subsidiaries, including the final contribution of $1,820 million in the first quarter of 2024.

See Notes 3 and 10 for further information related to our run-off insurance operations.

NOTE 14. POSTRETIREMENT BENEFIT PLANS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. Please refer to Note 13 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 24 for further information.

The components of benefit plans cost other than the service cost are included in the caption Non-operating benefit costs in our Statement of Earnings (Loss).

PRINCIPAL PENSION PLANS	Three months ended March 31
	2024	2023
Service cost for benefits earned	$21	$21
Expected return on plan assets	(578)	(594)
Interest cost on benefit obligations	453	474
Net actuarial loss amortization and other	(152)	(172)
Net periodic expense (income)	$(256)	$(271)

Principal retiree benefit plans income was $36 million and $36 million for the three months ended March 31, 2024 and 2023, respectively. Other pension plans income was $13 million and $29 million for the three months ended March 31, 2024 and 2023, respectively.

We have a defined contribution plan for eligible U.S. employees that provides employer contributions, which were $89 million and $77 million for the three months ended March 31, 2024 and 2023, respectively. We also have deferred incentive compensation plans and deferred salary plans for eligible employees with expenses of $9 million and $20 million for the three months ended March 31, 2024 and 2023.

NOTE 15. CURRENT AND ALL OTHER LIABILITIES. Current and All other liabilities primarily include liabilities for customer sales allowances, equipment project and commercial liabilities, loss contracts, employee compensation and benefits, income taxes payable and uncertain tax positions, operating lease liabilities (see Note 6), environmental, health and safety remediations and product warranties (see Note 23). All other current liabilities decreased $370 million in the three months ended March 31, 2024, primarily due to decreases in sales discounts and allowances of $107 million, interest payable of $65 million and taxes payable of $51 million. All other liabilities increased $347 million in the three months ended March 31, 2024, primarily due to increases in uncertain and other income taxes and related liabilities of $295 million and environmental and health and safety liabilities of $100 million.

NOTE 16. INCOME TAXES. Our effective income tax rate was 17.0% and 4.2% for the three months ended March 31, 2024 and 2023, respectively. The tax rate for 2024 was reduced compared to the U.S. statutory rate of 21% primarily due to gains associated with our retained and sold ownership interests, which we expect to recover without tax and U.S. business credits. This was partially offset by losses in foreign jurisdictions that are not likely to be utilized. The low tax rate for 2023 was reduced compared to the U.S. statutory rate of 21% primarily due to gains associated with our retained and sold ownership interests, which we expect to recover without tax. This was partially offset by separation income tax costs including disallowed expenses and valuation allowances related to the spin of GE HealthCare and by losses in foreign jurisdictions that are not likely to be utilized.

1Q 2024 FORM 10-Q 39

The OECD (Organisation for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, we still are evaluating the potential consequences of Pillar 2 on our longer-term financial position. In 2024, we expect to incur insignificant tax expenses in connection with Pillar 2.

The IRS is currently auditing our consolidated U.S. income tax returns for 2016-2020.

NOTE 17. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended March 31
(Dividends per share in dollars)	2024	2023
Beginning balance	$(3,623)	$(5,893)
AOCI before reclasses – net of taxes of $26 and $(5)	(35)	152
Reclasses from AOCI – net of taxes of $— and $(626)(a)	—	2,234
AOCI	(35)	2,387
Less AOCI attributable to noncontrolling interests	—	(1)
Currency translation adjustments AOCI	$(3,658)	$(3,505)

Beginning balance	$1,786	$6,531
AOCI before reclasses – net of taxes of $8 and $(13)	(29)	(84)
Reclasses from AOCI – net of taxes of $(52) and $(594)(a)	(168)	(2,235)
AOCI	(197)	(2,319)
Less AOCI attributable to noncontrolling interests	2	(2)
Benefit plans AOCI	$1,586	$4,214

Beginning balance	$(959)	$(1,927)
AOCI before reclasses – net of taxes of $(116) and $188	(465)	718
Reclasses from AOCI – net of taxes of $0 and $0(a)	11	(12)
AOCI	(453)	706
Investment securities and cash flow hedges AOCI	$(1,412)	$(1,222)

Beginning balance	$(3,354)	$(983)
AOCI before reclasses – net of taxes of $328 and $(477)	1,236	(1,793)
AOCI	1,236	(1,793)
Long-duration insurance contracts AOCI	$(2,119)	$(2,776)

AOCI at March 31	$(5,603)	$(3,289)

Dividends declared per common share	$—	$0.08
(a)The total reclassification from AOCI included $195 million, including currency translation of $2,234 million and benefit plans of $(2,030) million, net of taxes, in first quarter of 2023 related to the spin-off of GE HealthCare.

Preferred stock. On September 15, 2023 we redeemed the remaining outstanding shares of GE preferred stock. GE preferred stock shares outstanding was 2,795,444 at March 31, 2023. We redeemed $3,000 million of GE Series D preferred stock in the first quarter of 2023.

Common stock. GE common stock shares outstanding were 1,094,606,676 and 1,088,415,995 at March 31, 2024 and December 31, 2023, respectively. For further information on our common and preferred stock issuances, please refer to our Annual Report on Form 10-K for the year ended December 31, 2023.

2024 1Q FORM 10-Q 40

NOTE 18. EARNINGS PER SHARE INFORMATION

Three months ended March 31	2024		2023
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$1,522	$1,522	$6,242	$6,248
Preferred stock dividends and other and accretion of preferred share repurchase(a)	—	—	(145)	(145)
Earnings (loss) from continuing operations attributable to common shareholders	1,522	1,522	6,097	6,103
Earnings (loss) from discontinued operations	14	14	1,257	1,257
Net earnings (loss) attributable to GE common shareholders	1,537	1,537	7,354	7,360

Shares of GE common stock outstanding	1,091	1,091	1,089	1,089
Employee compensation-related shares (including stock options)	11	—	8	—
Total average equivalent shares	1,103	1,091	1,097	1,089

Earnings (loss) per share from continuing operations	$1.38	$1.39	$5.56	$5.60
Earnings (loss) per share from discontinued operations	0.01	0.01	1.15	1.15
Net earnings (loss) per share	1.39	1.41	6.71	6.76

Potentially dilutive securities(b)	12		38
(a) For the three months ended March 31, 2023, included $(30) million related to excise tax on preferred share redemptions.
(b) Outstanding stock awards not included in the computation of diluted earnings (loss) per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and, therefore, are included in the computation of earnings per share pursuant to the two-class method. For the three months ended March 31, 2024 and 2023, application of this treatment had an insignificant effect.

NOTE 19. OTHER INCOME (LOSS)

	Three months ended March 31
	2024	2023
Investment in GE HealthCare realized and unrealized gain (loss)	$616	$6,093
Investment in and note with AerCap realized and unrealized gain (loss)	12	(195)
Investment in Baker Hughes realized and unrealized gain (loss)	—	10
Gains (losses) on retained and sold ownership interests	$628	$5,908
Other net interest and investment income (loss)	252	186
Licensing and royalty income	67	34
Equity method income	128	—
Purchases and sales of business interests	9	(52)
Other items	25	4
Total other income (loss)	$1,109	$6,081

Our investment in GE HealthCare comprises 30.5 million shares (approximately 6.7% ownership interest) at March 31, 2024. During the three months ended March 31, 2024, we received total proceeds of $2,602 million from the disposition of 31.1 million shares of GE HealthCare.

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

1Q 2024 FORM 10-Q 41

RESTRUCTURING AND OTHER CHARGES	Three months ended March 31
	2024	2023
Workforce reductions	$141	$66
Plant closures & associated costs and other asset write-downs	85	82
Acquisition/disposition net charges and other	7	12
Total restructuring and other charges	$233	$161

Cost of equipment/services	$105	$36
Selling, general and administrative expenses	128	125
Total restructuring and other charges	$233	$161

Aerospace	$10	$4
Renewable Energy	96	65
Power	47	19
Corporate	80	72
Total restructuring and other charges(a)	$233	$161
Restructuring and other charges cash expenditures(b)	$154	$137
(a) Includes $125 million and $75 million, primarily in non-cash impairment, accelerated depreciation and other charges for the three months ended March 31, 2024 and 2023, respectively, not reflected in the liability table below.
(b) Primarily for employee severance payments, contract and lease terminations.

An analysis of changes in the liability for restructuring follows:

	Three months ended March 31
	2024	2023
Balance at beginning of period	$918	$977
Additions	108	86
Payments	(137)	(87)
Effect of foreign currency and other	(4)	—
Ending balance(a)	$885	$976
(a) Includes actuarial determined post-employment severance benefits reserve of $325 million and $353 million as of March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024 and 2023, respectively, restructuring primarily included exit activities related to the restructuring programs announced in 2022, reflecting lower Corporate shared-service and footprint needs as a result of the GE HealthCare spin-off, and exit activities across our businesses planned to be part of GE Vernova, primarily reflecting the selectivity strategy to operate in fewer markets and to simplify and standardize product variants at Renewable Energy. This plan was expanded during the third quarter of 2023 to include the consolidation of the global footprint and related resources at our Power business to better serve our customers.

SEPARATION COSTS. In November 2021, the company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aviation, healthcare, and energy. As a result of this plan, we have incurred and expect to continue to incur separation, transition, and operational costs, which will depend on specifics of the transactions.

For the three months ended March 31, 2024 and 2023, respectively, we incurred $355 million and $205 million in pre-tax costs and paid $247 million and $204 million in cash, primarily related to employee costs, professional fees, costs to establish certain stand-alone functions and information technology systems, and other transformation and transaction costs to transition to stand-alone public companies. These costs are presented as separation costs in our consolidated Statement of Earnings (Loss). In addition, we recognized $54 million of net tax benefit and $56 million of net tax expense primarily associated with planned legal entity separation and tax on changes to indefinite reinvestment of foreign earnings.

As discussed in Note 2, GE completed the separation of its HealthCare business into a separate, independent publicly traded company, GE HealthCare Technologies Inc. As a result, pre-tax separation costs specifically identifiable to GE HealthCare are now reflected in discontinued operations. We incurred zero and $20 million in pre-tax costs, recognized zero and $4 million of tax benefits, and spent $9 million and $85 million in cash related to GE HealthCare for the three months ended March 31, 2024 and 2023, respectively.

NOTE 21. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

2024 1Q FORM 10-Q 42

		March 31, 2024		December 31, 2023
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,453	$2,333	$2,438	$2,379
Liabilities	Borrowings (Note 11)	$20,525	$20,037	$20,965	$20,689
	Investment contracts (Note 13)	1,486	1,547	1,535	1,616

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

FAIR VALUE OF DERIVATIVES	March 31, 2024			December 31, 2023
	Gross Notional	All other current assets	All other current liabilities	Gross Notional	All other current assets	All other current liabilities
Qualifying currency exchange contracts	$6,064	$161	$81	$6,648	$156	$91
Non-qualifying currency exchange contracts and other	48,981	717	477	50,563	794	580
Gross derivatives	$55,045	$878	$558	$57,211	$950	$671
Netting and credit adjustments		$(434)	$(432)		$(512)	$(510)
Net derivatives in statement of financial position		$445	$126		$437	$161

FAIR VALUE HEDGES. As of March 31, 2024, all fair value hedges were terminated. Gains (losses) associated with the terminated hedging relationships will continue to amortize into interest expense until the hedged borrowings mature. The cumulative amount of hedging adjustments of $1,130 million (all on discontinued hedging relationships) was included in the carrying amount of the previously hedged liability of $8,803 million. At March 31, 2023, the cumulative amount of hedging adjustments of $1,226 million (all on discontinued hedging relationships) was included in the carrying amount of the previously hedged liability of $8,817 million. The cumulative amount of hedging adjustments was primarily recorded in long-term borrowings.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES	Three months ended March 31
	2024	2023
Cash flow hedges(a)	$6	$28
Net investment hedges(b)	84	(62)
(a) Primarily related to currency exchange contracts.
(b) The carrying value of foreign currency debt designated as net investment hedges was $4,655 million and $3,398 million as of March 31, 2024 and 2023, respectively. The total reclassified from AOCI into earnings was zero and zero for the years ended March 31, 2024 and 2023, respectively.

Changes in the fair value of cash flow hedges are recorded in AOCI and recorded in earnings in the period in which the hedged transaction occurs. The total amount in AOCI related to cash flow hedges of forecasted transactions was a $25 million loss as of March 31, 2024. We expect to reclassify $43 million of loss to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions. As of March 31, 2024, the maximum term of derivative instruments that hedge forecasted transactions was approximately 12 years.

The table below presents the effects of hedges and resulting gains (losses) of our derivative financial instruments in the Statement of Earnings (Loss):

	Three months ended March 31, 2024				Three months ended March 31, 2023
	Revenues	Interest Expense	SG&A	Other(a)	Revenues	Interest Expense	SG&A	Other(a)
	$16,053	$278	$2,269	$12,729	$14,486	$269	$2,142	$16,810
Cash flow hedges	$1	$(2)	$—	$(4)	$1	$(2)	$—	$(2)
Non-hedging derivatives (b)	$—	$—	$43	$(38)	$2	$—	$115	$(58)
(a) Amounts are inclusive of cost of sales and other income (loss).
(b) SG&A was primarily driven by hedges of deferred incentive compensation, and hedges of remeasurement of monetary assets and liabilities.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties were $381 million and $374 million at March 31, 2024 and December 31, 2023, respectively. Counterparties' exposures to our derivative liability were $80 million and $120 million at March 31, 2024 and December 31, 2023, respectively.
1Q 2024 FORM 10-Q 43

NOTE 22. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $240 million and $117 million and liabilities of $262 million and $203 million at March 31, 2024 and December 31, 2023, respectively, in consolidated Variable Interest Entities (VIEs). These entities were created to help our customers facilitate or finance the purchase of GE equipment and services, and to manage our industrial insurance exposure through an insurance captive, and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $6,977 million and $6,657 million at March 31, 2024 and December 31, 2023, respectively. Of these investments, $1,293 million and $1,272 million were owned by Energy Financial Services (EFS), comprising equity method investments, primarily renewable energy tax equity investments, at March 31, 2024 and December 31, 2023, respectively. In addition, $5,447 million and $5,151 million were owned by our run-off insurance operations, primarily comprising equity method investments at March 31, 2024 and December 31, 2023, respectively. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 23.

NOTE 23. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. We had total investment commitments of $3,648 million and unfunded lending commitments, primarily at EFS, of $582 million at March 31, 2024. The investment commitments primarily comprise investments by our run-off insurance operations in other assets and investment securities of $3,570 million and included within these commitments are obligations to make investments in unconsolidated VIEs of $3,515 million. See Note 22 for further information.

As of March 31, 2024, in our Aerospace segment, we have committed to provide financing assistance of $2,676 million of future customer acquisitions of aircraft equipped with our engines.

GUARANTEES. Credit support. We have provided $909 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees, and a line of credit to support our consolidated subsidiaries. The liability for such credit support was $17 million.

Indemnification agreements – Continuing Operations. GE has obligations under the Tax Matters Agreement to indemnify GE HealthCare for certain tax costs and other indemnifications of $35 million, which are fully reserved. In addition, we have $285 million of other indemnification commitments, including representations and warranties in sales of business assets, for which we recorded a liability of $71 million.

Indemnification agreements - Discontinued Operations. Following the Separation of GE HealthCare on January 3, 2023, GE has remaining performance and bank guarantees on behalf of its former HealthCare business, with a maximum aggregate exposure of $25 million. GE also has obligations under the Transition Services Agreement and Tax Matters Agreement to indemnify GE HealthCare for certain technology and tax costs of $77 million, which are fully reserved. In addition, we have provided specific indemnities to other buyers of assets of our business that, in the aggregate, represent a maximum potential claim of $710 million with related reserves of $69 million. See Note 24 for further information on GE Vernova.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $1,999 million and $2,053 million at March 31, 2024 and December 31, 2023.

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 24 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023; refer to that discussion for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

2024 1Q FORM 10-Q 44

Alstom legacy legal matters. In 2015, GE acquired the Steam Power, Renewables and Grid businesses from Alstom, which prior to our acquisition were the subject of significant cases involving anti-competitive activities and improper payments. We had reserves of $391 million and $393 million at March 31, 2024 and December 31, 2023, respectively, for legal and compliance matters related to the legacy business practices that were the subject of cases in various jurisdictions. Allegations in these cases relate to claimed anti-competitive conduct or improper payments in the pre-acquisition period as the source of legal violations or damages. Given the significant litigation and compliance activity related to these matters and the ongoing efforts to resolve them, it is difficult to assess whether the disbursements will ultimately be consistent with the reserve established. The estimation of this reserve may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation and investigations of this nature, and at this time we are unable to develop a meaningful estimate of the range of reasonably possible additional losses beyond the amount of this reserve. Factors that can affect the ultimate amount of losses associated with these and related matters include the way cooperation is assessed and valued, prosecutorial discretion in the determination of damages, formulas for determining disgorgement, fines or penalties, the duration and amount of legal and investigative resources applied, political and social influences within each jurisdiction, and tax consequences of any settlements or previous deductions, among other considerations. Actual losses arising from claims in these and related matters could exceed the amount provided. With the spin-off of GE Vernova on April 2, 2024, the liabilities associated with these matters transferred to GE Vernova.

Shareholder and related lawsuits. Since November 2017, several putative shareholder class actions under the federal securities laws were filed against GE and certain affiliated individuals and consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (the Hachem case, also referred to as the Sjunde AP-Fonden case). The complaint against defendants GE and current and former GE executive officers alleged violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareholders who acquired GE stock between February 27, 2013 and January 23, 2018. GE filed a motion to dismiss in December 2019. In January 2021, the court granted the motion to dismiss as to the majority of the claims. Specifically, the court dismissed all claims related to insurance reserves, as well as all claims related to accounting for long-term service agreements, with the exception of certain claims about historic disclosures related to factoring in the Power business that survive as to GE and its former CFO Jeffrey S. Bornstein. All other individual defendants have been dismissed from the case. In April 2022, the court granted the plaintiffs' motion for class certification for shareholders who acquired stock between February 26, 2016 and January 23, 2018. In September 2022, GE filed a motion for summary judgment on the plaintiffs' remaining claims, which the court denied in September 2023, except as to claims arising from disclosures made between November 2017 and January 2018. In April 2024, the court scheduled a trial date for November 2024.

GE Retirement Savings Plan class actions. In 2017, four putative class action lawsuits were filed regarding the oversight of the GE RSP, and those class actions were consolidated into a single action in the U.S. District Court for the District of Massachusetts. The consolidated complaint named as defendants GE, GE Asset Management, current and former GE and GE Asset Management executive officers and employees who served on fiduciary bodies responsible for aspects of the GE RSP during the class period. Like similar lawsuits that were brought against other companies in recent years, this action alleged that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act (ERISA) in their oversight of the GE RSP, principally by retaining five proprietary funds that plaintiffs alleged were underperforming as investment options for plan participants and by charging higher management fees than some alternative funds. The plaintiffs sought unspecified damages on behalf of a class of GE RSP participants and beneficiaries from September 26, 2011 through the date of any judgment. In March 2024, the court granted final approval of the previously reported class action settlement.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. For a number of years, we have observed an increase in the total number of lawsuits being brought against Bank BPH and other banks in Poland by current and former borrowers, and we expect this to continue in future reporting periods. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded an additional charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH was $2,517 million and $2,669 million as of March 31, 2024 and December 31, 2023, respectively. The estimate accounts for the costs of payments to borrowers who we estimate will participate in the settlement program, as well as estimates for the results of litigation with other borrowers, which in either case can exceed the value of the current loan balance, and represents our best estimate of the total losses we expect to incur over time. However, there are a number of factors that could affect the estimate in the future; refer to the disclosure about Bank BPH in our Annual Report on Form 10-K for the year ended December 31, 2023.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations, like operations of other companies engaged in similar businesses, involve the use, disposal and cleanup of substances regulated under environmental protection laws and nuclear decommissioning regulations. We record reserves for obligations for ongoing and future environmental remediation activities, such as the Housatonic River cleanup, and for additional liabilities we expect to incur in connection with previously remediated sites, such as natural resource damages for the Hudson River where GE completed dredging in 2019. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged exposure by workers and others to asbestos or other hazardous materials. Liabilities for environmental remediation, nuclear decommissioning and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Total reserves related to environmental remediation, nuclear decommissioning and worker exposure claims were $2,537 million and $2,465 million at March 31, 2024 and December 31, 2023, respectively.
1Q 2024 FORM 10-Q 45

NOTE 24. SUBSEQUENT EVENT. On April 2, 2024 (the Distribution Date), GE completed the previously announced separation of its GE Vernova business, into a separate, independent publicly traded company, GE Vernova Inc. (GE Vernova). The separation was structured as a tax-free spin-off, and was achieved through GE's pro-rata distribution of all of the outstanding shares of GE Vernova to holders of GE common stock. On the Distribution Date, each holder of record of GE common stock received one share of GE Vernova common stock for every four shares of GE common stock held. As a result of the separation, GE Vernova became an independent public company that trades under the symbol “GEV” on the New York Stock Exchange and we will no longer consolidate GE Vernova into our financial results.

In connection with the separation, the historical results of our Power, Renewable Energy and Digital businesses and certain assets and liabilities included in the separation will be reported in the Company's consolidated financial statements as discontinued operations beginning in the second quarter of 2024.

Also in connection with the separation, the Company entered into various agreements to effect the separation and provide a framework for the relationship between it and GE Vernova, including a Separation and Distribution Agreement (SDA), a Tax Matters Agreement and a Transition Services Agreement (TSA).

In connection with the separation and as a result of the legal split of certain plans as set forth in Note 13 in our Annual Report on Form 10-K for the year ended December 31, 2023, net liabilities of approximately $1.7 billion associated with GE's postretirement benefit plans, including a portion of the principal pension plans, the principal retiree benefit plans and other pension plans were transferred to GE Vernova. Deferred compensation arrangements and other compensation and benefits obligations of approximately $0.2 billion were also transferred to GE Vernova. The legal split and transfer of the plans and the related liabilities and obligations to GE Vernova will impact our assumptions and projections used to determine the funding and costs of the Company’s remaining plans.

In connection with the separation, the Company contributed $0.5 billion of cash to fund GE Vernova’s future operations such that GE Vernova’s cash balance on the date of Separation was $4.2 billion, inclusive of $0.1 billion of cash reported in assets of businesses held for sale.

Following the separation, the Company has remaining performance and bank guarantees on behalf of GE Vernova. To support GE Vernova in selling products and services globally, the Company often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, “GE credit support”). Under the SDA, GE Vernova is obligated to use reasonable best efforts to replace the Company as the guarantor on or terminate all such credit support instruments. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligor(s), the Company could be obligated to make payments under the applicable instruments. Under the SDA, GE Vernova is obligated to reimburse and indemnify the Company for any such payments. Beginning in 2025, GE Vernova will pay a quarterly fee to the Company based on amounts related to the GE credit support. The Company’s maximum aggregate exposure under the GE credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses except for certain financial guarantees and trade finance instruments with a maximum exposure of approximately $1.5 billion, which are not expected to exceed a year beyond separation. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance from the Company were required under parent company guarantees relating to GE Vernova customer contracts. The Company also has performance obligations related to GE Vernova's supply chain finance program and an environmental matter with a maximum aggregate exposure of $2.3 billion, of which $1.6 billion is not expected to exceed a year beyond separation.

In addition, under the SDA, TSA, and TMA agreements, the Company also has an obligation to indemnify GE Vernova for certain of its technology costs, separation costs for certain facilities, severance costs, environmental matters and tax matters of approximately $0.6 billion.

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
Exhibit 101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three months ended March 31, 2024 and 2023, (ii) Statement of Financial Position at March 31, 2024 and December 31, 2023, (iii) Statement of Cash Flows for the three months ended March 31, 2024 and 2023, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (v) Statement of Changes in Shareholders' Equity for the three months ended March 31, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed electronically herewith

2024 1Q FORM 10-Q 46

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	26-46
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12, 42-43
Item 4.	Controls and Procedures	17
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	44-45
Item 1A.	Risk Factors	17-25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	46
Signatures		47

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 23, 2024	/s/ Robert Giglietti
Date	Robert Giglietti Vice President - Chief Accounting Officer, Controller and Treasurer Principal Accounting Officer
1Q 2024 FORM 10-Q 47