Form 10-Q
period 2024-06-30
GENERAL ELECTRIC CO
filed 2024-07-23
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,084,311,016 shares of common stock with a par value of $0.01 per share outstanding at June 30, 2024.

FORWARD-LOOKING STATEMENTS. Our public communications and SEC filings may contain statements related to future, not past, events. These forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range." Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the impacts of macroeconomic and market conditions and volatility on our business operations, financial results and financial position and on the global supply chain and world economy; our expected financial performance, including cash flows, revenues, margins, earnings and earnings per share; planned and potential transactions; our credit ratings and outlooks; our funding and liquidity; our businesses’ cost structures and plans to reduce costs; restructuring, impairment or other financial charges; or tax rates.

For us, particular areas where risks or uncertainties could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•changes in macroeconomic and market conditions and market volatility, including risk of recession, inflation, supply chain constraints or disruptions, interest rates, the value of securities and other financial assets, oil, jet fuel and other commodity prices and exchange rates, and the impact of such changes and volatility on our business operations and financial results;
•global economic trends, competition and geopolitical risks, including impacts from the ongoing conflict between Russia and Ukraine and related sanctions and risks related to conflict in the Middle East; demand or supply shocks from events such as a major terrorist attack, war, natural disasters or actual or threatened public health pandemics or other emergencies; or an escalation of sanctions, tariffs or other trade tensions between the U.S. and China or other countries;
•market or other developments that may affect demand or the financial strength and performance of airframer, airline and other customers we serve, such as demand for air travel, supply chain or other production constraints, shifts in U.S. or foreign government defense programs and other aerospace and defense sector dynamics;
•pricing, cost, volume and the timing of sales, investment and production by us and our customers, suppliers or other industry participants, as well as technology developments and other dynamics that could shift the demand or competitive landscape for our products and services;
•the impact of actual or potential safety or quality issues or failures of our products or third-party products with which our products are integrated, including design, production, performance, durability or other issues, and related costs and reputational effects;
•operational execution, including our performance amidst market growth and ramping newer product platforms, meeting delivery and other contractual obligations, improving turnaround times in our services businesses and reducing costs over time;
•the amount and timing of our earnings and cash flows, which may be impacted by macroeconomic, customer, supplier, competitive, contractual, financial or accounting (including changes in estimates) and other dynamics and conditions;
•our capital allocation plans, including the timing and amount of dividends, share repurchases, acquisitions, organic investments and other priorities;
•our decisions about investments in research and development or new products, services and platforms, and our ability to launch new products in a cost-effective manner;
•our success in executing planned and potential transactions, including the timing for such transactions, the ability to satisfy any applicable pre-conditions and the expected benefits;
•downgrades of our credit ratings or ratings outlooks, or changes in rating application or methodology, and the related impact on our funding profile, costs, liquidity and competitive position;
•capital or liquidity needs associated with our run-off insurance operations and mortgage portfolio in Poland (Bank BPH), the amount and timing of any required future capital contributions and any strategic options that we may consider;
•changes in law, regulation or policy that may affect our businesses, such as trade policy and tariffs, government defense budgets, regulation, incentives and emissions offsetting or trading regimes related to climate change, and the effects of tax law changes;
•the impact of regulation; government investigations; regulatory, commercial and legal proceedings or disputes; environmental, health and safety matters; or other legal compliance risks, including the impact of shareholder and related lawsuits, Bank BPH and other proceedings that are described in our SEC filings;
•the impact related to information technology, cybersecurity or data security breaches at GE Aerospace or third parties; and
•the other factors that are described in the "Risk Factors" section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as such descriptions may be updated or amended in any future reports we file with the SEC.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2024 2Q FORM 10-Q 3

ABOUT GE AEROSPACE. General Electric Company now operates as GE Aerospace (GE Aerospace or the Company). GE Aerospace is a global aerospace propulsion, services, and systems leader with a fleet in service of approximately 44,000 commercial and 26,000 military aircraft engines. Through FLIGHT DECK, the Company's lean operating model, GE Aerospace is accelerating its next stage of lean progress to drive focused execution and bridge strategy to results, focusing on our strategic priorities of today (services and readiness), tomorrow (delivering the ramp) and the future (inventing next generation flight technology). With a global team building on more than a century of innovation and learning, GE Aerospace is committed to inventing the future of flight, lifting people up, and bringing them home safely.

On April 2, 2024, the Company completed the previously announced separation of its GE Vernova business into an independent publicly traded company, GE Vernova, Inc. (GE Vernova). In connection with the separation, the historical results of GE Vernova and certain assets and liabilities included in the separation are reported in our consolidated financial statements as discontinued operations. See Note 2 for further information. Upon separation, the Company now operates through two reportable segments: Commercial Engines & Services and Defense & Propulsion Technologies. See the Segment Operations section within Management's Discussion and Analysis for further information.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A). The consolidated financial statements of GE Aerospace are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Unless otherwise noted, tables are presented in U.S. dollars in millions. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Discussions throughout this MD&A are based on continuing operations unless otherwise noted. The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

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

CONSOLIDATED RESULTS
SECOND QUARTER 2024 RESULTS. Total revenues were $9.1 billion, up $0.3 billion for the quarter, driven primarily by an increase at Commercial Engines & Services.

Continuing earnings (loss) per share was $1.20. Excluding the results from our run-off Insurance business, separation, restructuring, and non-operating benefit costs and gains on retained and sold ownership interests, Adjusted earnings per share* was $1.20. For the three months ended June 30, 2024, profit margin was 15.9% and profit was down $0.1 billion, primarily due to a decrease in gains on retained and sold ownership interests of $0.8 billion, partially offset by an increase in segment profit of $0.4 billion, an increase in Insurance profit of $0.1 billion and decreases of $0.1 billion in both separation costs and Adjusted Corporate & Other operating costs*. Operating profit margin* was 23.1% and operating profit* was up $0.5 billion, driven by increased segment profit of $0.4 billion and lower Adjusted Corporate & Other operating costs*.

Cash flows from operating activities (CFOA) were $2.6 billion and $1.6 billion for the six months ended June 30, 2024 and 2023, respectively. Cash flows from operating activities increased primarily due to an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained and sold ownership interests in GE HealthCare, AerCap and Baker Hughes), partially offset by a decrease in All other operating activities. Free cash flows* (FCF) were $2.8 billion and $1.8 billion for the six months ended June 30, 2024 and 2023, respectively. FCF* increased primarily due to the same reasons as noted for CFOA above after adjusting for an increase in separation cash expenditures, which are excluded from FCF*. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

Remaining performance obligation (RPO) is unfilled customer orders for products and product services (expected life of contract sales for product services) excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 23 for further information.

RPO	June 30, 2024	December 31, 2023
Equipment	$19,191	$16,247
Services	140,574	137,756
Total RPO	$159,765	$154,003

As of June 30, 2024, RPO increased $5.8 billion (4%) from December 31, 2023, primarily at Commercial Engines & Services, as a result of engines contracted under long-term service agreements that have now been put into service and from equipment orders outpacing revenues recognized, and at Defense & Propulsion Technologies, driven by Defense & Systems equipment orders outpacing revenues recognized.
*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 4

REVENUES	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Equipment revenues	$2,175	$2,532	$4,596	$4,506
Services revenues	6,047	5,375	11,702	10,446
Insurance revenues	871	847	1,750	1,639
Total revenues	$9,094	$8,755	$18,048	$16,591

For the three months ended June 30, 2024, total revenues increased $0.3 billion (4%). Equipment revenues decreased driven by lower deliveries of new engines. Services revenues increased, primarily due to an increase in internal shop visit volume and higher prices.

For the six months ended June 30, 2024, total revenues increased $1.5 billion (9%). Equipment revenues increased, driven by higher prices and favorable mix. Services revenues increased, primarily due to an increase in internal shop visit volume and spare parts, and higher prices.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended June 30		Six months ended June 30
(Per-share in dollars and diluted)	2024	2023	2024	2023
Continuing earnings (loss) attributable to common shareholders	$1,320	$1,195	$3,061	$7,755
Continuing earnings (loss) per share	$1.20	$1.09	$2.78	$7.06

For the three months ended June 30, 2024, continuing earnings increased $0.1 billion primarily due to an increase in segment profit of $0.4 billion, a decrease in provision for income taxes of $0.1 billion, an increase in Insurance profit of $0.1 billion, and decreases of $0.1 billion in both separation costs and Adjusted Corporate & Other operating costs*. These increases were partially offset by a decrease in gains on retained and sold ownership interests of $0.8 billion. Adjusted earnings* were $1.3 billion, an increase of $0.5 billion, due to an increase in segment profit of $0.4 billion and lower Adjusted Corporate & Other operating costs*.
Profit was $1.4 billion, a decrease of $0.1 billion. Profit margin was 15.9%, a decrease of 130 basis points. Operating profit* was $1.9 billion, an increase of $0.5 billion. Operating profit margin* was 23.1%, an increase of 560 basis points.

For the six months ended June 30, 2024, continuing earnings decreased $4.7 billion primarily due to a decrease in gains on retained and sold ownership interests of $6.0 billion, primarily related to our retained stake from the spin-off of GE HealthCare. This decrease was partially offset by an increase in segment profit of $0.7 billion, an increase in Insurance profit of $0.2 billion, decreases of $0.1 billion in both provision for income taxes and Adjusted Corporate & Other operating costs*. Adjusted earnings* were $2.3 billion, an increase of $0.8 billion, due to an increase in segment profit of $0.7 billion and lower Adjusted Corporate & Other operating costs*.
Profit was $3.4 billion, a decrease of $5.0 billion. Profit margin was 19.0%, a decrease from 50.8%. Operating profit* was $3.4 billion, an increase of $0.8 billion. Operating profit margin* was 21.1%, an increase of 350 basis points.

SEGMENT OPERATIONS
COMMERCIAL ENGINES & SERVICES. Commercial Engines & Services (CES) designs, develops, manufactures and services jet engines for commercial airframes, as well as business aviation and aeroderivative applications. The services CES provides include maintenance, repair and overhaul (MRO) of engines and the sale of spare parts. We offer these services under a variety of contracts, including time and material contracts, as well as other long-term service arrangements. Our customers for equipment and services include, but are not limited to, airframers, airlines and third-party MRO shops. CES engines power aircraft in all categories: narrowbody, widebody and regional, which includes engines sold by joint venture partners, the most significant of which is CFM International, a 50-50 non-consolidated joint venture with Safran Aircraft Engines, a subsidiary of Safran Group of France.

Significant Trends & Developments. Our results in the second quarter of 2024 reflect robust demand for commercial air travel. A key underlying driver of our CES business is global commercial departures, which grew 9% during the first six months of 2024 compared to the first six months 2023. We continue to estimate departures growth will be high-single digits in 2024. We are in frequent dialogue with our airline, airframe, and MRO customers about the outlook for commercial air travel, new aircraft production, fleet retirements, and after-market services, including shop visit and spare parts demand.

Internal shop visit output grew in the second quarter of 2024 compared to the second quarter of 2023; while total engine deliveries decreased. Global material availability and supplier delivery performance continue to cause disruptions and have impacted our production and delivery of equipment to our customers. We are investing in our manufacturing facilities, overhaul facilities and our supply chain to increase production and strengthen yield in order to improve support for our customers. We continue to partner with our suppliers to improve material input, and work with our customers to calibrate future production rates. We are leveraging FLIGHT DECK and partnering with suppliers to improve material input and proactively managing the impact of inflationary pressure by driving cost productivity and adjusting the pricing of our products and services. We expect the impact of inflation will continue, and we are continuing to take action to mitigate the impact.

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 5

Total engineering investments, both company and partner-funded, increased compared to the prior year. We remain committed to investing in developing and maturing technologies that enable a more sustainable future of flight. Notably, CFM International's Revolutionary Innovation for Sustainable Engines (RISE) program is a suite of pioneering technologies including Open Fan, compact core, hybrid electric systems and alternative fuels. We are developing a hybrid electric demonstrator engine with NASA that embeds generators in a turbofan engine and initial hybrid electric component and baseline engine tests have been completed in 2024. This is one of several initiatives underway to help make hybrid electric commercial flight possible.

CES has a deep history of innovation and technology leadership with a commercial engine fleet in service, including units produced by joint ventures, of approximately 44,000 units. Approximately 13,000 units are under long-term service agreements, which will support recurring, profitable services growth for the future. We believe these strong fundamentals position CES to generate long-term profitable growth and higher cash flow over time.

	Three months ended June 30		Six months ended June 30
Sales in units, except where noted	2024	2023	2024	2023
Commercial Engines	402	543	891	1,024
LEAP Engines(a)	297	419	664	785
Internal Shop Visit Growth %(b)	14%	12%	9%	21%
(a) LEAP engines are a subset of Commercial Engines.
(b) Internal shop visit growth represents the change in shop visits completed for the period for customer-owned engines covered by a GE Aerospace or joint venture services agreement where GE Aerospace fulfills the shop visit maintenance activity. In 2024, LEAP shop visits greater than 500 hours are included in our shop visit count. The growth rates in 2024 and 2023 exclude LEAP quick turn events.

RPO	June 30, 2024	December 31, 2023
Equipment	$8,799	$6,508
Services	134,205	131,028
Total RPO	$143,004	$137,535

RPO as of June 30, 2024 increased $5.5 billion (4%) from December 31, 2023 primarily as a result of engines contracted under long-term service agreements that have now been put into service and from equipment orders outpacing revenues recognized.

SEGMENT REVENUES AND PROFIT	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Equipment	$1,427	$1,607	$3,133	$2,906
Services	4,705	4,130	9,095	8,063
Total segment revenues	$6,132	$5,737	$12,228	$10,969

Segment profit	$1,679	$1,389	$3,098	$2,603
Segment profit margin	27.4%	24.2%	25.3%	23.7%

For the three months ended June 30, 2024, segment revenues were up $0.4 billion (7%) and segment profit was up $0.3 billion (21%).
Revenues increased primarily due to higher internal shop visit volume, particularly from time and material visits, higher pricing and favorable equipment mix. These increases were partially offset by lower deliveries of new engines.
Profit increased primarily due to higher internal shop visit volume, higher pricing and favorable services mix. These increases in profit were partially offset by additional growth investment and lower spare engine deliveries.

For the six months ended June 30, 2024, segment revenues were up $1.3 billion (11%) and segment profit was up $0.5 billion (19%).
Revenues increased primarily due to higher services volume across internal shop visits and spare parts, higher pricing and favorable equipment mix. These increases were partially offset by lower deliveries of new engines and an unfavorable change in estimated profitability of our long-term service agreements of $0.2 billion recognized in the first quarter of 2024.
Profit increased primarily due to higher services volume and higher pricing. These increases in profit were partially offset by additional growth investment, lower spare engine deliveries, inflation in our supply chain and an unfavorable change in estimated profitability of our long-term service agreements of $0.2 billion recognized in the first quarter of 2024.

DEFENSE & PROPULSION TECHNOLOGIES
Defense & Systems – Defense & Systems designs, develops, manufactures and services jet engines and aircraft systems for governments, military, and commercial airframers. Our defense engines power a wide variety of military aircraft including fighters, bombers, tankers, transport, helicopters, and surveillance aircraft, as well as aeroderivative engines for marine applications. Our defense engine fleet in service is approximately 26,000 units. Services provided include maintenance, repair and overhaul (MRO) of engines, as well as the sale of spare parts. Our product performance, dedication to innovation and commitment to quality have earned long-standing relationships with airframers and government agencies globally. Additionally, we provide a wide range of avionics systems and electrical power systems for commercial and military platforms.
2024 2Q FORM 10-Q 6

Propulsion & Additive Technologies – Propulsion & Additive Technologies is a portfolio of businesses including Avio Aero, Unison, Dowty Propellers and Colibrium Additive. Each operates with a strong and recognized brand serving customers across the Aerospace industry. We primarily design, develop, manufacture and support aircraft components and systems for both commercial and military end users. These include small turboprop engines, aeroengine mechanical transmissions, turbines, combustors and controls, additive manufacturing, propeller systems, ignition systems, sensors and engine accessories for both fixed wing and rotorcraft applications. Avio Aero is a strategic partner in Europe supporting development of indigenous, classified engine technology and a core member of Clean Aviation, significantly contributing and benefiting from the European Union sustainability roadmap.

Significant Trends & Developments. Our results in the three and six months ended June 30, 2024 reflect domestic and international government defense departments’ focus on modernizing and scaling their forces. Specifically, we saw revenue growth in development programs during the first six months of 2024 compared to first six months of 2023, as the U.S. Department of Defense (DoD) is focused on advanced combat, enhancing platform capability and groundbreaking technology primarily in classified programs. We continue to forecast strong demand across the segment, creating future growth opportunities. A key underlying driver of our business is government funding, as most of the revenue in Defense & Systems is derived from funding that flows through the DoD budget, or equivalent international budgets. National defense budgets are expected to grow in the U.S. in the low-single digits and internationally in the mid-single digits. In March 2024, Congress passed its defense funding bill for fiscal year 2024, which includes funding that supports our advanced engine development research, classified programs and product procurement and maintenance in other engine lines. The DoD and international governments have continued flight operations driving services demand, and have allocated budgets to upgrade and modernize existing fleets, including support for the next generation T901 turboshaft engine and advanced engine architectures. In June 2024, GE Aerospace delivered two T901-GE-900 engines to Sikorsky for integration and testing aboard a UH-60 Black Hawk as part of the U.S. Army upgrade program. In addition, GE Aerospace was awarded a $1.1 billion contract to provide T700 series turbine engines to the U.S. Army through the first half of 2029.

Our Defense engine unit sales decreased in the second quarter of 2024 compared to the second quarter of 2023 due to global material availability and supplier delivery performance. We are working closely with our suppliers to improve material input and better support our customers. In addition, we are leveraging FLIGHT DECK and partnering with suppliers to improve material input and proactively managing the impact of inflationary pressure by driving cost productivity and adjusting the pricing of our products and services.

	Three months ended June 30		Six months ended June 30
Sales in units, except where noted	2024	2023	2024	2023
Defense engines	87	228	212	308

RPO	June 30, 2024	December 31, 2023
Equipment	$10,392	$9,739
Services	6,369	6,729
Total RPO	$16,761	$16,468

RPO as of June 30, 2024 increased $0.3 billion (2%) from December 31, 2023, primarily due to increases in equipment from Defense & Systems orders outpacing revenues recognized. Equipment growth was primarily driven by engine and flight management system orders.

	Three months ended June 30		Six months ended June 30
SEGMENT REVENUES AND PROFIT	2024	2023	2024	2023
Defense & Systems	$1,529	$1,625	$3,024	$2,905
Propulsion & Additive Technologies	871	750	1,689	1,436
Total segment revenues	$2,401	$2,375	$4,713	$4,341

Equipment	$1,071	$1,137	$2,080	$1,994
Services	1,329	1,238	2,633	2,347
Total segment revenues	$2,401	$2,375	$4,713	$4,341

Segment profit	$344	$201	$600	$402
Segment profit margin	14.3%	8.5%	12.7%	9.3%

For the three months ended June 30, 2024, segment revenues were up 1% and segment profit was up $0.1 billion (71%).
Revenues increased primarily driven by growth in Propulsion & Additive Technologies. This growth is primarily from improved pricing and higher output at Avio Aero and Unison. The increase in Propulsion & Additive Technologies is partially offset by a decrease in Defense & Systems revenues. This decrease is primarily due to lower deliveries of new engines, partially offset by higher prices for aircraft systems products and services growth.
Profit increased primarily due to higher pricing, services growth and prior year impacts from program costs. The profit increase is partially offset by lower deliveries of new engines.

2024 2Q FORM 10-Q 7

For the six months ended June 30, 2024, segment revenues were up $0.4 billion (9%) and segment profit was up $0.2 billion (49%).
Revenue increased in both Defense & Systems and Propulsion & Additive Technologies. Defense & Systems revenues increased primarily due to higher prices, services growth and an increase in development program revenues. This increase was partially offset by lower deliveries of new engines. Propulsion & Additive Technologies revenues increased, primarily due to higher output at Avio Aero and Unison and improved pricing.
Profit increased primarily due to higher pricing, services growth, more favorable equipment and services mix and prior year impacts from program costs. This increase was partially offset by additional growth investment and lower deliveries of new engines.

CORPORATE & OTHER. Corporate & Other revenues include our run-off Insurance operations revenues and the elimination of intersegment activities. Corporate & Other operating profit includes Corporate functions and operations costs, certain costs of our principal retirement plans, significant, higher-cost restructuring programs, separation costs, insurance profit (loss), U.S. tax equity profit (loss), transition services agreements, environmental health and safety (EHS) impacts and other costs, as well as certain amounts that are not included in operating segment results because they are excluded from measurement of their operating performance for internal and external purposes.

REVENUES AND OPERATING PROFIT (COST)	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Insurance revenues (Note 12)	$871	$847	$1,750	$1,639
Eliminations and other	(310)	(205)	(642)	(358)
Corporate & Other revenues	$561	$642	$1,108	$1,281
Gains (losses) on purchases and sales of business interests	$10	$(54)	$20	$(108)
Gains (losses) on retained and sold ownership interests and other equity securities (Note 18)	(393)	360	241	6,265
Restructuring and other charges (Note 19)	(77)	(45)	(147)	(86)
Separation costs (Note 19)	(75)	(163)	(334)	(327)
Insurance profit (loss) (Note 12)	170	64	370	134
U.S. tax equity profit (loss)	(43)	(41)	(78)	(74)
Adjusted Corporate & Other operating costs (Non-GAAP)	(126)	(205)	(251)	(373)
Corporate & Other operating profit (cost) (GAAP)	$(534)	$(84)	$(179)	$5,429
Less: gains (losses), impairments, Insurance, and restructuring & other	(409)	121	72	5,803
Adjusted Corporate & Other operating costs (Non-GAAP)	$(126)	$(205)	$(251)	$(373)

Corporate & Other costs	16	(121)	13	(211)
Eliminations	(142)	(84)	(264)	(162)
Adjusted Corporate & Other operating costs (Non-GAAP)	$(126)	$(205)	$(251)	$(373)

Adjusted Corporate & Other operating costs* excludes gains (losses) on purchases and sales of business interests, gains (losses) on retained and sold ownership interests and other equity securities, higher-cost restructuring programs, separation costs, our run-off Insurance operations and U.S. tax equity profit (loss). We believe that adjusting Corporate & Other costs to exclude the effects of items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

For the three months ended June 30, 2024, revenues decreased by $0.1 billion due to higher intersegment eliminations. Corporate & Other operating costs increased by $0.5 billion due to $0.8 billion of lower gains on retained and sold ownership interests and other equity securities, primarily related to our GE HealthCare and AerCap investments, offset by $0.1 billion each for lower separation costs and higher run-off Insurance operations profit.
Adjusted Corporate & Other operating costs* decreased by $0.1 billion primarily due to a reduction in our core functional cost and favorability from higher bank interest, partially offset by higher intersegment eliminations of $0.1 billion primarily resulting from additional intercompany volume related to engine part sales.

For the six months ended June 30, 2024, revenues decreased by $0.2 billion due to higher segment eliminations, partially offset by an increase in our run-off Insurance operations revenues. Corporate & Other operating profit decreased by $5.6 billion due to $6.0 billion of lower gains on retained and sold ownership interests and other equity securities, primarily related to our GE HealthCare and AerCap investments and $0.1 billion of higher restructuring and other charges, partially offset by $0.2 billion of higher run-off Insurance operations profit and $0.1 billion of lower losses on purchases and sales of business interests, primarily due to additional valuation allowance losses recognized in the first half of 2023 related to the classification of the Electric Insurance business as held-for-sale in the fourth quarter of 2022.
Adjusted Corporate & Other operating costs* decreased by $0.1 billion primarily due to a reduction in our core functional cost and favorability from higher bank interest, partially offset by higher intersegment eliminations of $0.1 billion primarily resulting from additional intercompany volume related to engine part sales.

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 8

OTHER CONSOLIDATED INFORMATION
RESTRUCTURING AND SEPARATION COSTS. Significant, higher-cost restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges for Corporate & Other. In addition, we incur costs associated with separation activities, which are also excluded from measurement of segment operating performance for internal and external purposes. See Note 19 for further information on restructuring and separation costs.

INTEREST AND OTHER FINANCIAL CHARGES were $0.2 billion for both the three months ended and $0.5 billion for both the six months ended June 30, 2024 and 2023, respectively. The primary components of interest and other financial charges are interest on short- and long-term borrowings.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for information about our pension and retiree benefit plans.

INCOME TAXES. For the three months ended June 30, 2024, the effective income tax rate was 8.6% compared to 16.8% for the three months ended June 30, 2023.

The provision for income taxes was $0.1 billion for the three months ended June 30, 2024 and $0.3 billion for the three months ended June 30, 2023. The changes in the tax provision was primarily due to an increase in tax benefit associated with separation activities and a tax benefit associated with global activities for the three months ended June 30, 2024 compared to tax expense for global activities in the three months ended June 30, 2023, offset by an increase in tax expense due to higher pre-tax income excluding gains and losses on our retained and sold ownership interests.

For the three months ended June 30, 2024, the adjusted effective income tax rate* was 20.3% compared to 24.1% for the three months ended June 30, 2023. The adjusted provision (benefit) for income taxes* was $0.3 billion and $0.3 billion for the three months ended June 30, 2024 and 2023, respectively. The change in the tax provision was primarily due to the tax effect of the increase in adjusted earnings before taxes* partially offset by a tax benefit associated with global activities for the three months ended June 30, 2024 compared to a tax expense associated with global activities for the three months ended June 30, 2023.

For the six months ended June 30, 2024, the effective income tax rate was 10.7% compared to 5.5% for the six months ended June 30, 2023. See Note 15 for further information.

The provision for income taxes was $0.4 billion for the six months ended June 30, 2024 and $0.5 billion for the six months ended June 30, 2023. The decrease in the tax provision was primarily due to a tax benefit associated with separation activities for the six months ended June 30, 2024 compared to a tax expense associated with separation activities for the six months ended June 30, 2023, partially offset by an increase in tax expense related to the increase in pre-tax income excluding gains and losses on our retained and sold ownership interests.

For the six months ended June 30, 2024, the adjusted effective income tax rate* was 20.5% compared to 21.8% for the six months ended June 30, 2023. The adjusted provision (benefit) for income taxes* was $0.6 billion and $0.5 billion for the six months ended June 30, 2024 and 2023, respectively. The increase in the tax provision was primarily due to the tax effect of the increase in adjusted earnings before taxes* partially offset by the benefit of a lower adjusted effective income tax rate*.

DISCONTINUED OPERATIONS primarily comprise our former GE Vernova and GE HealthCare businesses, our mortgage portfolio in Poland (Bank BPH) and other trailing assets and liabilities associated with prior dispositions. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis. See Note 2 for further information regarding our businesses in discontinued operations.

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flows* from our operating businesses, and short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of customer allowances and market conditions. Total cash, cash equivalents and restricted cash was $12.1 billion at June 30, 2024, of which $5.0 billion was held in the U.S. and $7.1 billion was held outside the U.S.

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 9

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

Cash, cash equivalents and restricted cash at June 30, 2024 included $0.3 billion of cash held in countries with currency control restrictions. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Excluded from cash, cash equivalents and restricted cash was $1.4 billion of cash in our run-off Insurance business, which was classified as All other assets in the Statement of Financial Position.

As part of the spin-off of GE HealthCare completed in the first quarter of 2023, we retained an approximately 19.9% stake of GE HealthCare common stock upon the spin. During the first quarter of 2024, we received total proceeds of $2.6 billion from the disposition of 31.1 million shares of GE HealthCare. As of June 30, 2024, our remaining interest in GEHC investment is 30.5 million shares. We intend to exit our remaining stake in GE HealthCare over time, in an orderly manner. See Notes 3 and 18 for further information.

Following approval of a statutory permitted accounting practice in 2018 by our primary insurance regulator, the Kansas Insurance Department (KID), we have since provided a total of $15.0 billion of capital contributions to our insurance subsidiaries, including the final contribution of $1.8 billion in the first quarter of 2024. See Note 12 for further information.

On March 7, 2024, the Company announced that the Board of Directors had authorized the repurchase of up to $15.0 billion of our common stock, which replaced its prior $3.0 billion share repurchase authorization. Under this program, shares may be repurchased on the open market, under accelerated share repurchase programs, or under plans complying with rules 10b5-1 and 10b-18 as amended. In connection with this new authorization, we repurchased 11.7 million shares for $1.9 billion during the three months ended June 30, 2024.

BORROWINGS. Consolidated total borrowings were $19.7 billion and $20.5 billion at June 30, 2024 and December 31, 2023, respectively, a decrease of $0.9 billion, mainly due to maturities. In April 2024, the Company replaced its previous $10.0 billion syndicated credit facility with a five-year unsecured revolving credit facility in an aggregate committed amount of $3.0 billion.

CREDIT RATINGS AND CONDITIONS. We have relied, and may continue to rely, on the short- and long-term debt capital markets to fund, among other things, a significant portion of our operations. The cost and availability of debt financing is influenced by our credit ratings. Moody’s Investors Service (Moody’s), Standard and Poor’s Global Ratings (S&P) and Fitch Ratings (Fitch) currently issue ratings on our short- and long-term debt. Our credit ratings as of the date of this filing are set forth in the table below.

	Moody's	S&P	Fitch
Outlook	Positive	Stable	Stable
Short term	P-2	A-2	F1
Long term	Baa1	BBB+	BBB+

In connection with the spin-off of GE Vernova, in the first quarter of 2024, Moody’s changed its outlook from stable to positive. Fitch changed its long term rating from BBB to BBB+. Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Substantially all of the Company's debt agreements in place at June 30, 2024 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility contain a customary net debt-to-EBITDA financial covenant, which we satisfied at June 30, 2024.

FOREIGN EXCHANGE AND INTEREST RATE RISK. As a result of our global operations, we generate and incur a small portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the British Sterling pound, and Brazilian real. The effect of foreign currency fluctuations on earnings was immaterial. See Note 20 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS
CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and post retirement plans.

Cash from operating activities was $2.6 billion in 2024, an increase of $1.1 billion compared to 2023, primarily due to: an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained and sold ownership interests in GE HealthCare, AerCap and Baker Hughes) driven by all segments, partially offset by a decrease in All other operating activities. The components of All other operating activities were as follows:

2024 2Q FORM 10-Q 10

Six months ended June 30	2024	2023
Increase (decrease) in employee benefit liabilities	(279)	(70)
Net restructuring and other charges/(cash expenditures)	(66)	(54)
Net interest and other financial charges/(cash paid)	20	(58)
Other deferred assets	(108)	157
Other	(95)	66
All other operating activities	$(528)	$42

The cash impacts from changes in working capital compared to prior year were as follows: current receivables of $0.3 billion, driven by higher collections, including increased collections from CFM International; inventories, including deferred inventory, of $(0.5) billion, driven by higher material purchases and lower liquidations primarily due to output challenges; current contract assets, contract liabilities and current deferred income of $(0.1) billion, driven by higher revenue recognition on our long-term service agreements, partially offset by higher billings on those agreements and net unfavorable changes in estimated profitability; progress collections of $0.2 billion, driven by higher collections; and accounts payable of $0.2 billion, driven by higher volume partially offset by higher disbursements related to purchases of materials in prior periods.

Cash used for investing activities was $2.0 billion in 2024, an increase of $4.3 billion compared to 2023, primarily due to: higher cash paid related to net settlements between our continuing operations and businesses in discontinued operations of $3.2 billion, primarily related to the separation of GE Vernova of $1.8 billion in 2024 and lower cash received of $1.4 billion, primarily related to the separation of GE HealthCare in 2023 (components of All other investing activities); a decrease in proceeds of $1.7 billion from the disposition of our retained ownership interest primarily driven by the nonrecurrence of dispositions of AerCap and Baker Hughes in 2023, partially offset by the disposition of GE HealthCare in 2024. These increases in cash used were partially offset by lower net purchases of insurance investment securities of $0.4 billion. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flows*, was $0.5 billion and $0.4 billion in 2024 and 2023, respectively.

Cash used for financing activities was $3.0 billion in 2024, a decrease of $3.4 billion compared to 2023, primarily due to: the nonrecurrence of cash paid for redemption of GE preferred stock of $3.0 billion in 2023; lower net debt maturities of $2.0 billion; and an increase in cash received of $0.7 billion from stock option exercises (a component of All other financing activities); partially offset by an increase in treasury stock repurchases of $2.0 billion.

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used for operating activities of discontinued operations was $0.7 billion in 2024, a decrease of $0.7 billion compared to 2023, primarily driven by lower net losses from our former GE Vernova business and disbursements for purchases of materials and separation costs incurred by our former GE HealthCare business in 2023.

Cash used for investing activities of discontinued operations was $1.5 billion in 2024, a decrease of $1.0 billion compared to 2023, primarily driven by higher cash received of $3.2 billion from net settlements between our discontinued operations and businesses in continuing operations, due to cash received of $1.8 billion in 2024 related to the separation of our former GE Vernova business and the nonrecurrence of cash paid of $1.2 billion in 2023 related to the separation of our former GE HealthCare business. In addition, there was a decrease in cash used due to the prior year separation of GE HealthCare cash and equivalents of $1.8 billion. These decreases in cash used were partially offset by a reduction of cash and equivalents of $4.2 billion due to the separation of GE Vernova in 2024.

Cash used for financing activities of discontinued operations was $0.1 billion in 2024, a decrease of $2.1 billion compared to 2023, primarily driven by the nonrecurrence of GE HealthCare's long-term debt issuance of $2.0 billion in connection with the spin-off in 2023.

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our accounting policies and critical accounting estimates.

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

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 11

GE VERNOVA PARENT COMPANY GUARANTEES. To support GE Vernova in selling products and services globally, the Company often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, “GE Aerospace credit support”). Prior to the spin-off in the second quarter of 2024, GE Vernova had been working to seek novation or assignment of GE Aerospace credit support, the majority of which relates to parent company guarantees, associated with GE Vernova legal entities from GE Aerospace to GE Vernova. For GE Aerospace credit support that remains outstanding post-spin, GE Vernova is obligated to use reasonable best efforts to terminate or replace and obtain a full release of the Company’s obligations and liabilities under, all such credit support. Beginning in 2025, GE Vernova will pay a quarterly fee to the Company based on amounts related to the GE Aerospace credit support, for which we have recorded a stand ready to perform obligation. GE Vernova will face other contractual restrictions and requirements while the Company continues to be obligated under such credit support on behalf of GE Vernova. While the Company will remain obligated under the contract or instrument, GE Vernova will be obligated to indemnify the Company for credit support related payments that the Company is required to make.

As of second quarter 2024, we estimated GE Vernova RPO and other obligations that relate to GE Aerospace credit support to be approximately $29.0 billion, an over 50% reduction since year end, of which, approximately $1 billion are financial guarantees. We expect, approximately $16 billion of the of RPO related to GE Aerospace credit support obligations to contractually mature within five years from the date of spin-off and credit support on financial guarantees to not exceed a year beyond separation. The Company’s maximum aggregate exposure under the GE Aerospace credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses. The underlying obligations are predominantly customer contracts that GE Vernova performs in the course of its business. We have no known instances historically where payments or performance from us were required under parent company guarantees relating to GE Vernova customer contracts. See Note 22 for additional details regarding guarantees.

NON-GAAP FINANCIAL MEASURES. We believe that presenting non-GAAP financial measures provides management and investors useful measures to evaluate performance and trends of the total company and its businesses. This includes adjustments in recent periods to GAAP financial measures to increase period-to-period comparability following actions to strengthen our overall financial position and how we manage our business. In addition, management recognizes that certain non-GAAP terms may be interpreted differently by other companies under different circumstances. In various sections of this report we have made reference to the following non-GAAP financial measures in describing our (1) revenues, specifically, Adjusted revenues, (2) profit, specifically, Operating profit and Operating profit margin; Adjusted earnings (loss); Adjusted earnings (loss) per share (EPS) and Adjusted effective income tax rate, and (3) cash flows, specifically free cash flows (FCF). The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

OPERATING PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended June 30			Six months ended June 30
	2024	2023	V%	2024	2023	V%
Total revenues (GAAP)	$9,094	$8,755	4%	$18,048	$16,591	9%
Less: Insurance revenues (Note 12)	871	847		1,750	1,639
Adjusted revenues (Non-GAAP)	$8,223	$7,907	4%	$16,298	$14,952	9%

Total costs and expenses (GAAP)	$7,584	$7,742	(2)%	$15,558	$14,759	5%
Less: Insurance cost and expenses (Note 12)	701	784		1,380	1,505
Less: U.S. tax equity cost and expenses	5	—		5	—
Less: interest and other financial charges(a)	248	249		511	497
Less: non-operating benefit cost (income)	(204)	(249)		(421)	(488)
Less: restructuring & other(a)	77	45		147	86
Less: separation costs(a)	75	163		334	327
Add: noncontrolling interests	2	2		4	6
Adjusted costs (Non-GAAP)	$6,684	$6,754	(1)%	$13,608	$12,837	6%

Other income (loss) (GAAP)	$(63)	$496	U	$944	$6,600	(86)%
Less: U.S. tax equity	(38)	(41)		(73)	(74)
Less: gains (losses) on retained and sold ownership interests and other equity securities(a)	(393)	360		241	6,265
Less: gains (losses) on purchases and sales of business interests(a)	10	(54)		20	(108)
Adjusted other income (loss) (Non-GAAP)	$359	$231	55%	$756	$518	46%

Profit (loss) (GAAP)	$1,447	$1,509	(4)%	$3,434	$8,432	(59)%
Profit (loss) margin (GAAP)	15.9%	17.2%	(130) bps	19.0%	50.8%	(3,180) bps

Operating profit (loss) (Non-GAAP)	$1,897	$1,385	37%	$3,447	$2,632	31%
Operating profit (loss) margin (Non-GAAP)	23.1%	17.5%	560 bps	21.1%	17.6%	350 bps

(a) See the Corporate & Other and Other Consolidated Information sections for further information.
We believe that adjusting profit to exclude the effects of items that are not closely associated with ongoing operations provides management and investors with a meaningful measure that increases the period-to-period comparability. Gains (losses) and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring and other activities. We also use Operating profit* as a performance metric at the company level for our annual executive incentive plan for 2024.
*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 12

ADJUSTED EARNINGS (LOSS) AND ADJUSTED EFFECTIVE INCOME TAX RATE (NON-GAAP)	Three months ended June 30				Six months ended June 30
	2024		2023		2024		2023
(Per-share amounts in dollars)	Earnings	EPS	Earnings	EPS	Earnings	EPS	Earnings	EPS
Earnings (loss) from continuing operations (GAAP) (Note 17)	$1,320	$1.20	$1,195	$1.09	$3,061	$2.78	$7,747	$7.06
Insurance earnings (loss) (pre-tax)	171	0.16	64	0.06	371	0.34	135	0.12
Tax effect on Insurance earnings (loss)	(36)	(0.03)	(15)	(0.01)	(79)	(0.07)	(31)	(0.03)
Less: Insurance earnings (loss) (net of tax) (Note 12)	134	0.12	50	0.05	292	0.27	104	0.09
U.S. tax equity earnings (loss) (pre-tax)	(52)	(0.05)	(53)	(0.05)	(95)	(0.09)	(96)	(0.09)
Tax effect on U.S. tax equity earnings (loss)	61	0.06	66	0.06	119	0.11	119	0.11
Less: U.S. tax equity earnings (loss) (net of tax)	9	0.01	13	0.01	24	0.02	23	0.02
Non-operating benefit (cost) income (pre-tax) (GAAP)	204	0.19	249	0.23	421	0.38	488	0.44
Tax effect on non-operating benefit (cost) income	(43)	(0.04)	(52)	(0.05)	(88)	(0.08)	(102)	(0.09)
Less: Non-operating benefit (cost) income (net of tax)	161	0.15	197	0.18	333	0.30	385	0.35
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	10	0.01	(54)	(0.05)	20	0.02	(108)	(0.10)
Tax effect on gains (losses) on purchases and sales of business interests	(2)	—	2	—	5	—	3	—
Less: Gains (losses) on purchases and sales of business interests (net of tax)	8	0.01	(52)	(0.05)	25	0.02	(105)	(0.10)
Gains (losses) on retained and sold ownership interests and other equity securities (pre-tax)(a)	(393)	(0.36)	360	0.33	241	0.22	6,265	5.71
Tax effect on gains (losses) on retained and sold ownership interests and other equity securities(b)(c)	—	—	—	—	(1)	—	—	—
Less: Gains (losses) on retained and sold ownership interests and other equity securities (net of tax)	(393)	(0.36)	359	0.33	240	0.22	6,265	5.71
Restructuring & other (pre-tax)(a)	(77)	(0.07)	(45)	(0.04)	(147)	(0.13)	(86)	(0.08)
Tax effect on restructuring & other	16	0.01	9	0.01	31	0.03	18	0.02
Less: Restructuring & other (net of tax)	(61)	(0.06)	(35)	(0.03)	(116)	(0.11)	(68)	(0.06)
Separation costs (pre-tax)(a)	(75)	(0.07)	(163)	(0.15)	(334)	(0.30)	(327)	(0.30)
Tax effect on separation costs	216	0.20	14	0.01	251	0.23	(3)	—
Less: Separation costs (net of tax)	141	0.13	(149)	(0.14)	(84)	(0.08)	(330)	(0.30)
Less: Excise tax and accretion of preferred share redemption	—	—	—	—	—	—	(30)	(0.03)
Adjusted earnings (loss) (Non-GAAP)	$1,321	$1.20	$812	$0.74	$2,347	$2.13	$1,503	$1.37

Earnings (loss) from continuing operations before taxes (GAAP)	$1,447		$1,509		$3,434		$8,432
Less: Total adjustments above (pre-tax)	(213)		359		477		6,270
Adjusted earnings before taxes (Non-GAAP)	$1,660		$1,150		$2,957		$2,162

Provision (benefit) for income taxes (GAAP)	$125		$253		$369		$467
Less: Tax effect on adjustments above	(212)		(24)		(236)		(4)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$337		$277		$605		$471

Effective income tax rate (GAAP)	8.6%		16.8%		10.7%		5.5%
Adjusted effective income tax rate (Non-GAAP)	20.3%		24.1%		20.5%		21.8%

(a) See the Corporate & Other and Other Consolidated Information sections for further information.
(b) Includes tax benefits available to offset the tax on gains (losses) on equity securities.
(c) Includes related tax valuation allowances.
Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.
The service cost for our pension and other benefit plans are included in Adjusted earnings*, which represents the ongoing cost of providing pension benefits to our employees. The components of non-operating benefit costs are mainly driven by capital allocation decisions and market performance. We believe the retained cost in Adjusted earnings* and the Adjusted effective income tax rate* provides management and investors a useful measure to evaluate the performance of the total company and increases period-to-period comparability. We also use Adjusted EPS* as a performance metric at the company level for our performance stock units granted in 2024.

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 13

FREE CASH FLOWS (FCF) (NON-GAAP)	Six months ended June 30
	2024	2023
Cash flows from operating activities (CFOA) (GAAP)	$2,586	$1,564
Add: gross additions to property, plant and equipment and internal-use software	(499)	(390)
Less: separation cash expenditures	(572)	(489)
Less: Corporate & Other restructuring cash expenditures	(108)	(108)
Free cash flows (Non-GAAP)	$2,767	$1,770

We believe investors may find it useful to compare free cash flows* performance without the effects of separation cash expenditures and Corporate & Other restructuring cash expenditures (associated with the separation-related program announced in October 2022). We believe this measure will better allow management and investors to evaluate the capacity of our operations to generate free cash flows. We also use FCF* as a performance metric at the company level for our annual executive incentive plan and performance stock units granted in 2024.

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2024, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 7, 2024, the Board of Directors authorized up to $15 billion of common share repurchases. We repurchased 11,700 thousand shares for $1,946 million during the three months ended June 30, 2024 under this authorization, and 2,110 thousand shares for $328 million under the previous $3 billion authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorizations	Approximate dollar value of shares that may yet be purchased under our $15 billion share repurchase authorization
(Shares in thousands)

2024
April	3,341	$158.61	3,341
May	9,301	167.08	9,206
June	1,263	162.44	1,263
Total	13,905	$164.63	13,811	$13,054

*Non-GAAP Financial Measure
2024 2Q FORM 10-Q 14

STATEMENT OF EARNINGS (LOSS) (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions, per-share amounts in dollars)	2024	2023	2024	2023
Sales of equipment	$2,175	$2,532	$4,596	$4,506
Sales of services	6,047	5,375	11,702	10,446
Insurance revenues (Note 12)	871	847	1,750	1,639
Total revenues	9,094	8,755	18,048	16,591

Cost of equipment sold	2,302	2,626	4,767	4,744
Cost of services sold	3,273	3,066	6,554	5,947
Selling, general and administrative expenses	924	913	1,950	1,845
Separation costs	75	163	334	327
Research and development	300	239	570	468
Interest and other financial charges	248	249	511	497
Insurance losses, annuity benefits and other costs (Note 12)	667	735	1,293	1,418
Non-operating benefit cost (income)	(204)	(249)	(421)	(488)
Total costs and expenses	7,584	7,742	15,558	14,759

Other income (loss) (Note 18)	(63)	496	944	6,600

Earnings (loss) from continuing operations before income taxes	1,447	1,509	3,434	8,432
Benefit (provision) for income taxes (Note 15)	(125)	(253)	(369)	(467)
Earnings (loss) from continuing operations	1,322	1,256	3,065	7,965
Earnings (loss) from discontinued operations, net of taxes (Note 2)	(54)	(1,218)	(232)	(447)
Net earnings (loss)	1,268	37	2,833	7,518
Less net earnings (loss) attributable to noncontrolling interests	2	4	28	(23)
Net earnings (loss) attributable to the Company	1,266	33	2,805	7,541
Preferred stock dividends	—	(58)	—	(204)
Net earnings (loss) attributable to common shareholders	$1,266	$(25)	$2,805	$7,338

Amounts attributable to common shareholders
Earnings (loss) from continuing operations	$1,322	$1,256	$3,065	$7,965
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	2	2	4	6
Earnings (loss) from continuing operations attributable to the Company	1,320	1,254	3,061	7,958
Preferred stock dividends	—	(58)	—	(204)
Earnings (loss) from continuing operations attributable
to common shareholders	1,320	1,195	3,061	7,755
Earnings (loss) from discontinued operations attributable
to common shareholders	(54)	(1,221)	(256)	(417)
Net earnings (loss) attributable to common shareholders	$1,266	$(25)	$2,805	$7,338

Earnings (loss) per share from continuing operations (Note 17)
Diluted earnings (loss) per share	$1.20	$1.09	$2.78	$7.06
Basic earnings (loss) per share	$1.21	$1.10	$2.81	$7.12

Net earnings (loss) per share (Note 17)
Diluted earnings (loss) per share	$1.15	$(0.02)	$2.55	$6.68
Basic earnings (loss) per share	$1.16	$(0.02)	$2.58	$6.74

2024 2Q FORM 10-Q 15

STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share amounts)	June 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$12,107	$15,204
Investment securities (Note 3)	3,338	5,706
Current receivables (Note 4)	8,370	8,703
Inventories, including deferred inventory costs (Note 5)	9,469	8,284
Current contract assets (Note 8)	2,719	2,875
All other current assets (Note 9)	1,210	1,244
Assets of businesses held for sale (Note 2)	137	541
Current assets	37,352	42,556

Investment securities (Note 3)	38,129	38,000
Property, plant and equipment – net (Note 6)	7,095	7,246
Goodwill (Note 7)	8,859	8,948
Other intangible assets – net (Note 7)	4,394	4,642
Contract and other deferred assets (Note 8)	4,801	4,785
All other assets (Note 9)	13,405	11,695
Deferred income taxes (Note 15)	7,338	7,502
Assets of discontinued operations (Note 2)	1,817	47,927
Total assets	$123,190	$173,300

Short-term borrowings (Note 10)	$1,700	$1,108
Accounts payable (Note 11)	7,707	7,516
Progress collections (Note 8)	6,465	6,177
Contract liabilities and deferred income (Note 8)	8,671	8,322
Sales discounts and allowances (Note 14)	3,639	3,741
All other current liabilities (Note 14)	4,506	4,860
Liabilities of businesses held for sale (Note 2)	61	378
Current liabilities	32,750	32,103

Deferred income (Note 8)	960	975
Long-term borrowings (Note 10)	17,973	19,417
Insurance liabilities and annuity benefits (Note 12)	37,215	39,624
Non-current compensation and benefits (Note 14)	7,248	7,656
All other liabilities (Note 14)	6,534	5,708
Liabilities of discontinued operations (Note 2)	1,667	39,213
Total liabilities	104,347	144,695

Common stock (1,084,311,016 and 1,088,415,995 shares outstanding at June 30, 2024 and December 31, 2023, respectively) (Note 16)	15	15
Accumulated other comprehensive income (loss) – net attributable to the Company (Note 16)	(4,035)	(6,150)
Other capital	25,282	26,962
Retained earnings	77,349	86,553
Less common stock held in treasury	(80,013)	(79,976)
Total shareholders’ equity	18,598	27,403
Noncontrolling interests	245	1,202
Total equity	18,843	28,605
Total liabilities and equity	$123,190	$173,300

2024 2Q FORM 10-Q 16

STATEMENT OF CASH FLOWS (UNAUDITED)	Six months ended June 30
(In millions)	2024	2023
Net earnings (loss)	$2,833	$7,518
(Earnings) loss from discontinued operations activities	232	447
Adjustments to reconcile net earnings (loss) to cash from (used for) operating activities:
Depreciation and amortization of property, plant and equipment	401	394
Amortization of intangible assets (Note 7)	172	184
(Gains) losses on equity securities (Note 18)	(314)	(6,286)
Principal pension plans cost (Note 13)	(328)	(380)
Principal pension plans employer contributions	(94)	(90)
Other postretirement benefit plans (net)	(155)	(189)
Provision (benefit) for income taxes (Note 15)	369	467
Cash recovered (paid) during the year for income taxes	91	(486)
Changes in operating working capital:
Decrease (increase) in current receivables	(48)	(341)
Decrease (increase) in inventories, including deferred inventory costs	(1,201)	(667)
Decrease (increase) in current contract assets	155	63
Increase (decrease) in contract liabilities and current deferred income	386	617
Increase (decrease) in progress collections	290	52
Increase (decrease) in accounts payable	427	186
Increase (decrease) in sales discount and allowances	(102)	32
All other operating activities	(528)	42
Cash from (used for) operating activities – continuing operations	2,586	1,564
Cash from (used for) operating activities – discontinued operations	(681)	(1,338)
Cash from (used for) operating activities	1,905	226

Additions to property, plant and equipment and internal-use software	(499)	(390)
Dispositions of property, plant and equipment	87	48
Proceeds from principal business dispositions	74	—
Net cash from (payments for) principal businesses purchased	—	(41)
Sales of retained ownership interests	2,610	4,304
Net (purchases) dispositions of insurance investment securities	(965)	(1,381)
All other investing activities	(3,294)	(259)
Cash from (used for) investing activities – continuing operations	(1,987)	2,281
Cash from (used for) investing activities – discontinued operations	(1,491)	(2,452)
Cash from (used for) investing activities	(3,478)	(171)

Net increase (decrease) in borrowings (maturities of 90 days or less)	2	(60)
Newly issued debt (maturities longer than 90 days)	—	—
Repayments and other debt reductions (maturities longer than 90 days)	(616)	(2,526)
Dividends paid to shareholders	(394)	(350)
Redemption of preferred stock	—	(3,000)
Purchases of common stock for treasury	(2,623)	(632)
All other financing activities	636	218
Cash from (used for) financing activities – continuing operations	(2,994)	(6,349)
Cash from (used for) financing activities – discontinued operations	(98)	1,955
Cash from (used for) financing activities	(3,092)	(4,394)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(143)	79
Increase (decrease) in cash, cash equivalents and restricted cash	(4,808)	(4,260)
Cash, cash equivalents and restricted cash at beginning of year	19,755	19,092
Cash, cash equivalents and restricted cash at June 30	14,947	14,832
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	(1,398)	(3,104)
Cash, cash equivalents and restricted cash of continuing operations at June 30	$13,549	$11,728
2024 2Q FORM 10-Q 17

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions)	2024	2023	2024	2023
Net earnings (loss)	$1,268	$37	$2,833	$7,518
Less: net earnings (loss) attributable to noncontrolling interests	2	4	28	(23)
Net earnings (loss) attributable to the Company	$1,266	$33	$2,805	$7,541

Currency translation adjustments	2,123	95	2,087	2,481
Benefit plans	(789)	(173)	(987)	(2,492)
Investment securities and cash flow hedges	(304)	(474)	(758)	231
Long-duration insurance contracts	518	267	1,753	(1,527)
Less: other comprehensive income (loss) attributable to noncontrolling interests	(19)	(2)	(17)	(5)
Other comprehensive income (loss) attributable to the Company	$1,568	$(284)	$2,115	$(1,301)

Comprehensive income (loss)	$2,817	$(249)	$4,931	$6,212
Less: comprehensive income (loss) attributable to noncontrolling interests	(17)	3	11	(28)
Comprehensive income (loss) attributable to the Company	$2,834	$(251)	$4,920	$6,240

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions)	2024	2023	2024	2023
Preferred stock issued	$—	$3	$—	$3
Common stock issued	$15	$15	$15	$15

Beginning balance	(5,603)	(3,289)	(6,150)	(2,272)
Currency translation adjustments	2,144	96	2,109	2,484
Benefit plans	(780)	(173)	(980)	(2,490)
Investment securities and cash flow hedges	(314)	(474)	(768)	231
Long-duration insurance contracts	$518	$267	1,753	(1,527)
Accumulated other comprehensive income (loss)	$(4,035)	$(3,573)	$(4,035)	$(3,573)
Beginning balance	25,887	30,729	26,962	34,173
Gains (losses) on treasury stock dispositions	(686)	(393)	(1,877)	(1,012)
Stock-based compensation	118	97	232	170
Other changes(a)	(36)	(8)	(35)	(2,906)
Other capital	$25,282	$30,426	$25,282	$30,426
Beginning balance	88,090	84,982	86,553	83,001
Net earnings (loss) attributable to the Company	1,266	33	2,805	7,541
Dividends and other transactions with shareholders(b)	(11,989)	(142)	(11,987)	(5,676)
Other	(18)	—	(21)	6
Retained earnings	$77,349	$84,873	$77,349	$84,873
Beginning balance	(78,508)	(80,762)	(79,976)	(81,209)
Purchases	(2,335)	(326)	(2,652)	(638)
Dispositions	831	564	2,615	1,323
Common stock held in treasury	$(80,013)	$(80,524)	$(80,013)	$(80,524)
GE Aerospace shareholders' equity balance	18,598	31,219	18,598	31,219
Noncontrolling interests balance(c)	245	1,174	245	1,174
Total equity balance at June 30	$18,843	$32,393	$18,843	$32,393
(a) Included a $3,000 million decrease substantially all in Other capital related to our redemption of GE Series D preferred stock in the first quarter of 2023.
(b) Included a $5,300 million decrease in Retained earnings reflecting a pro-rata distribution of approximately 80.1% of the shares of GE HealthCare on January 3, 2023. Included a $11,375 million decrease in Retained earnings reflecting a distribution of all the shares of GE Vernova on April 2, 2024.
(c) Included a reclassification of $1,007 million of noncontrolling interests attributable to GE Vernova to retained earnings as a result of the separation on April 2, 2024.

2024 2Q FORM 10-Q 18

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP), which requires us to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position and cash flows. Such changes could result in future impairments of goodwill, intangibles, long-lived assets, contract assets and investment securities, revisions to estimated profitability on long-term product service agreements, incremental credit losses on receivables and debt securities, incremental losses related to our contingencies, a change in the carrying amount of our tax assets and liabilities, or a change in our insurance liabilities and pension obligations as of the time of a relevant measurement event.

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

We have reclassified certain prior-year amounts to conform to the current-year’s presentation. Unless otherwise noted, tables are presented in U.S. dollars in millions. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions. Earnings per share amounts are computed independently for earnings from continuing operations, earnings from discontinued operations and net earnings. As a result, the sum of per-share amounts may not equal the total. Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. We present businesses whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off. On April 2, 2024, the Company completed the separation of its GE Vernova business into an independent publicly traded company, GE Vernova, Inc. (GE Vernova). See Note 2 for further information.

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

NOTE 2. BUSINESSES HELD FOR SALE AND DISCONTINUED OPERATIONS. In the fourth quarter of 2022, we classified our captive industrial insurance subsidiary, Electric Insurance Company, domiciled in Massachusetts, into held for sale. In the second quarter of 2024, we completed the sale to Riverstone International Holdings Inc. for cash proceeds of $120 million.

In the second quarter of 2024, we signed a binding agreement to sell our non-core licensing business to Dolby Laboratories, Inc. for cash proceeds of $429 million, and classified the business as held for sale. GE Aerospace will retain intellectual property related to its core aerospace and defense technologies as well as the trademark portfolio for the GE brand. We expect to complete the sale, subject to regulatory approvals and other customary closing conditions, in the second half of 2024. Closing the transaction is expected to result in a gain.

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE	June 30, 2024	December 31, 2023
Non-current captive insurance investment securities	$—	$570
Property, plant and equipment and intangible assets - net	89	17
Valuation allowance on disposal group classified as held for sale	—	(124)
All other assets	49	77
Assets of businesses held for sale	$137	$541
Insurance liabilities and annuity benefits	$—	$376
Accounts payable and other liabilities	21	1
Borrowings	39	—
Liabilities of businesses held for sale	$61	$378

DISCONTINUED OPERATIONS primarily comprise our former GE Vernova and GE HealthCare businesses, our mortgage portfolio in Poland (Bank BPH) and other trailing assets and liabilities associated with prior dispositions. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis.

GE Vernova. On April 2, 2024, we completed the previously announced separation of GE Vernova. The separation was structured as a tax-free spin-off and was achieved through the Company's pro-rata distribution of all the outstanding shares of GE Vernova to holders of the Company's common stock. In connection with the GE Vernova separation, the historical results of GE Vernova and certain assets and liabilities included in the separation are reported in GE Aerospace consolidated financial statements as discontinued operations. In addition, the Company contributed $515 million of cash to fund GE Vernova’s future operations such that GE Vernova’s cash balance on the date of separation was $4,242 million.
2024 2Q FORM 10-Q 19

We have continuing involvement with GE Vernova primarily through ongoing sales of products, a transition services agreement, through which GE Aerospace and GE Vernova continue to provide certain services to each other for a period of time following the separation, a separation and distribution agreement, including performance and financial guarantees, a tax matters agreement and a trademark licensing agreement. For the three months ended June 30, 2024, we had direct and indirect sales of $69 million to GE Vernova, primarily related to engine sales and parts. We collected net cash of $477 million related to the transition services agreement and sales of engines and parts.

GE HealthCare. On January 3, 2023, we completed the previously announced separation of our HealthCare business, into a separate, independent, publicly traded company, GE HealthCare Technologies Inc. (GE HealthCare). The separation was structured as a tax-free spin-off and was achieved through the Company's pro-rata distribution of approximately 80.1% of the outstanding shares of GE HealthCare to holders of the Company's common stock. In connection with the separation, the historical results of GE HealthCare and certain assets and liabilities included in the separation are reported in GE Aerospace consolidated financial statements as discontinued operations.

We have continuing involvement with GE HealthCare primarily through a transition services agreement, through which GE Aerospace and GE HealthCare continue to provide certain services to each other for a period of time following the separation, a tax matters agreement and a trademark licensing agreement. For the six months ended June 30, 2024, we collected net cash of $157 million related to these activities.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. As previously reported, a settlement program was adopted and we recorded a charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH was $2,474 million and $2,669 million as of June 30, 2024 and December 31, 2023, respectively. In order to maintain appropriate regulatory capital levels, during the year ended December 31, 2023, we made the previously reported non-cash capital contributions in the form of intercompany loan forgiveness of $1,797 million; no incremental contributions from GE Aerospace were required during the six months ended June 30, 2024. For further information about the recent actions and other factors that are relevant to the estimate of total losses for borrower litigation at Bank BPH, see Note 22. Future changes or adverse developments could increase our estimate of total losses and potentially require future cash contributions to Bank BPH.

The Bank BPH financing receivable portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields and estimates with respect to ongoing borrower litigation. Earnings (loss) from discontinued operations were zero in pre-tax charges for both the three and six months ended June 30, 2024, and $1,014 million and $1,189 million in pre-tax charges for the three and six months ended June 30, 2023, respectively, primarily related to the ongoing borrower litigation. At June 30, 2024, the total portfolio had no carrying value, net of a valuation allowance.

RESULTS OF DISCONTINUED OPERATIONS Three months ended June 30	2024				2023
	GE Vernova	GE HealthCare	Bank BPH & Other	Total	GE Vernova	GE HealthCare	Bank BPH & Other	Total
Total revenues	$—	$—	$—	$—	$8,136	$—	$—	$8,136
Cost of equipment and services sold	—	—	—	—	(6,885)	—	—	(6,885)
Other income, costs and expenses	(11)	10	(2)	(2)	(1,373)	—	(1,040)	(2,412)
Earnings (loss) of discontinued operations before income taxes	(11)	10	(2)	(2)	(121)	—	(1,040)	(1,161)
Benefit (provision) for income taxes	(58)	(2)	(1)	(61)	(79)	6	11	(62)
Earnings (loss) of discontinued operations, net of taxes	(68)	8	(3)	(63)	(200)	6	(1,029)	(1,222)

Gain (loss) on disposal before income taxes	—	—	9	9	—	—	4	4
Benefit (provision) for income taxes	—	—	—	—	—	—	—	—
Gain (loss) on disposal, net of taxes	—	—	9	9	—	—	4	4
Earnings (loss) from discontinued operations, net of taxes	$(68)	$8	$6	$(54)	$(200)	$6	$(1,025)	$(1,218)

2024 2Q FORM 10-Q 20

RESULTS OF DISCONTINUED OPERATIONS Six months ended June 30	2024				2023
	GE Vernova	GE HealthCare	Bank BPH & Other	Total	GE Vernova	GE HealthCare	Bank BPH & Other	Total
Total revenues	$7,244	$—	$—	$7,244	$14,923	$—	$—	$14,923
Cost of equipment and services sold	(6,074)	—	—	(6,074)	(12,752)	—	—	(12,752)
Other income, costs and expenses	(1,299)	11	4	(1,284)	(2,719)	(20)	(1,241)	(3,980)
Earnings (loss) of discontinued operations before income taxes	(129)	11	4	(115)	(548)	(20)	(1,241)	(1,809)
Benefit (provision) for income taxes	(132)	(2)	5	(129)	(137)	1,485	10	1,359
Earnings (loss) of discontinued operations, net of taxes	(261)	9	9	(243)	(685)	1,466	(1,231)	(450)

Gain (loss) on disposal before income taxes	—	—	11	11	—	—	4	4
Benefit (provision) for income taxes	—	—	—	—	—	—	—	—
Gain (loss) on disposal, net of taxes	—	—	11	11	—	—	4	4
Earnings (loss) from discontinued operations, net of taxes	$(261)	$9	$20	$(232)	$(685)	$1,466	$(1,227)	$(447)

The tax benefit for the six months ended June 30, 2023 for GE HealthCare relates to preparatory steps for the spin-off, which resulted in taxable gain offset by a deferred tax asset and the reversal of valuation allowances for capital loss carryovers utilized against a portion of the gain.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	June 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$1,398	$3,762
Current receivables	12	7,324
Inventories, including deferred inventory costs	—	8,245
Goodwill	—	4,437
Other intangible assets - net	—	1,053
Contract and other deferred assets	—	8,959
Property, plant and equipment - net	48	5,306
All other assets	332	5,750
Deferred income taxes	28	3,093
Assets of discontinued operations(a)(b)	$1,817	$47,927

Accounts payable	$81	$8,475
Contract liabilities, progress collections & deferred income	—	15,255
Long-term borrowings	—	294
Non-current compensation and benefits	34	3,589
All other liabilities(a)	1,552	11,600
Liabilities of discontinued operations(b)	$1,667	$39,213
(a) Included $1,742 million and $1,963 million of valuation allowances against financing receivables held for sale, of which $1,501 million and $1,712 million related to estimated borrower litigation losses, and $973 million and $957 million in All other liabilities, related to estimated borrower litigation losses for Bank BPH’s foreign currency-denominated mortgage portfolio, as of June 30, 2024 and December 31, 2023, respectively. Accordingly, total estimated losses related to borrower litigation were $2,474 million and $2,669 million as of June 30, 2024 and December 31, 2023, respectively. As a result of the settlement program, the valuation allowance completely offsets the financing receivables balance as of June 30, 2024 and December 31, 2023.
(b) Included $113 million and $46,233 million of assets and $288 million and $38,021 million of liabilities for GE Vernova as of June 30, 2024 and December 31, 2023, respectively.

NOTE 3. INVESTMENT SECURITIES. The majority of our investment securities are held within our run-off insurance operations and are classified as non-current as they support the long-duration insurance liabilities and include debt securities all classified as available-for-sale, substantially all of which are investment-grade.

Our remaining equity shares in GE HealthCare comprised 30.5 million shares (approximately 6.7% ownership interest) at June 30, 2024. Our senior note from AerCap, for which we have adopted the fair value option and matures in the fourth quarter of 2025, is still outstanding as of June 30, 2024.

2024 2Q FORM 10-Q 21

	June 30, 2024				December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity (GE HealthCare)	$—	$—	$—	$2,379	$—	$—	$—	$4,761
Equity note (AerCap)	—	—	—	959	—	—	—	944
Current investment securities	$—	$—	$—	$3,338	$—	$—	$—	$5,706
Debt
U.S. corporate	$27,771	$618	$(2,122)	$26,268	$27,495	$1,034	$(1,606)	$26,923
Non-U.S. corporate	2,710	23	(270)	2,463	2,529	34	(209)	2,353
State and municipal	2,647	36	(220)	2,464	2,828	79	(185)	2,723
Mortgage and asset-backed	5,044	40	(220)	4,864	4,827	34	(291)	4,571
Government and agencies	1,985	1	(114)	1,873	1,213	3	(116)	1,100
Other equity	198	—	—	198	331	—	—	331
Non-current investment securities	$40,356	$719	$(2,946)	$38,129	$39,222	$1,183	$(2,406)	$38,000

The amortized cost of debt securities excludes accrued interest of $468 million and $466 million at June 30, 2024 and December 31, 2023, respectively, which is reported in All other current assets.

The estimated fair value of investment securities at June 30, 2024 decreased since December 31, 2023, primarily due to share sales of our GE HealthCare equity interest and higher market yields partially offset by new investments at Insurance and the mark-to-market effect on our equity interest in GE HealthCare.

Total estimated fair value of debt securities in an unrealized loss position were $21,476 million and $18,730 million, of which $16,283 million and $17,146 million had gross unrealized losses of $(2,813) million and $(2,370) million and had been in a loss position for 12 months or more at June 30, 2024 and December 31, 2023, respectively. Gross unrealized losses of $(2,946) million at June 30, 2024 included $(2,122) million related to U.S. corporate securities, $(138) million related to commercial mortgage-backed securities (CMBS) collateralized by pools of commercial mortgage loans on real estate, and $(71) million related to Asset-backed securities. The majority of our U.S. corporate securities' gross unrealized losses were in the consumer, electric, technology and insurance industries. The majority of our CMBS and Asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Net unrealized gains (losses) for equity securities with readily determinable fair value (RDFV)	$(378)	$522	$62	$6,562
Proceeds from debt/equity securities sales and early redemptions	1,083	3,745	4,278	6,754
Gross realized gains on debt securities	9	26	17	38
Gross realized losses on debt securities	(28)	(25)	(38)	(46)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at June 30, 2024 are as follows:

	Amortized cost	Estimated fair value
Within one year	$1,422	$1,417
After one year through five years	5,249	5,269
After five years through ten years	4,911	4,917
After ten years	23,532	21,463

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

The majority of our equity securities are classified within Level 1 and the majority of our debt securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $7,088 million and $6,841 million are classified within Level 3, as significant inputs to their valuation models are unobservable at June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024 and 2023 there were no significant transfers into or out of Level 3, respectively.

2024 2Q FORM 10-Q 22

In addition to the equity securities described above, we hold $1,141 million and $974 million of equity securities without RDFV including $1,115 million and $939 million at Insurance at June 30, 2024 and December 31, 2023, respectively, that are classified within non-current All other assets in our Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were $29 million and $26 million, and $63 million and $35 million for the three and six months ended June 30, 2024 and 2023, respectively. These are primarily limited partnership investments in private equity, infrastructure and real estate funds that are measured at net asset value per share (or equivalent) as a practical expedient to estimated fair value and are excluded from the fair value hierarchy.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	June 30, 2024	December 31, 2023
Customer receivables	$6,484	$6,397
Revenue sharing partners receivables(a)	1,223	1,252
Non-income based tax receivables	117	129
Supplier advances	351	401
Receivables from disposed businesses	217	121
Other sundry receivables	114	534
Allowance for credit losses(b)	(135)	(132)
Total current receivables	$8,370	$8,703
(a) Revenue sharing partners receivables are amounts due from third parties who participate in engine programs by developing and supplying certain engine components through the life of the program. The participants share in program revenues, receive a share of customer progress payments and share costs related to discounts and warranties.
(b) Allowance for credit losses increased primarily due to new provisions of $10 million.

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $240 million and $434 million in the six months ended June 30, 2024 and 2023, respectively, related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in the Commercial Engines & Services business, the Company has no continuing involvement; fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice due date.

LONG-TERM RECEIVABLES	June 30, 2024	December 31, 2023
Long-term customer receivables	$172	$163
Supplier advances	30	32
Sundry receivables	114	158
Allowance for credit losses	(3)	(4)
Total long-term receivables	$313	$349

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	June 30, 2024	December 31, 2023
Raw materials and work in process	$7,263	$6,531
Finished goods	1,277	1,209
Deferred inventory costs(a)	929	544
Inventories, including deferred inventory costs	$9,469	$8,284
(a) Represents deferred labor and overhead costs on time and material service contracts and other costs of products and services for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	June 30, 2024	December 31, 2023
Original cost	$15,439	$15,338
Less accumulated depreciation and amortization	(9,430)	(9,252)
Right-of-use operating lease assets	1,086	1,160
Property, plant and equipment – net	$7,095	$7,246

Operating Lease Liabilities. Our current operating lease liabilities, included in All other current liabilities in our Statement of Financial Position were $292 million and $308 million as of June 30, 2024 and December 31, 2023, respectively.Our non-current operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $862 million and $931 million as of June 30, 2024 and December 31, 2023, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $128 million and $124 million for the three months ended June 30, 2024 and 2023, respectively, and $240 million and $245 million for the six months ended June 30, 2024 and 2023, respectively.

2024 2Q FORM 10-Q 23

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
In conjunction with the GE Vernova separation, we changed our segment reporting structure. As a result, all prior period balances for those segments were updated to reflect this change.

	Commercial Engines & Services	Defense & Propulsion Technologies	Total
Balance at January 1, 2024	$6,472	$2,476	$8,948
Goodwill adjustments(a)	(70)	(19)	(88)
Balance at June 30, 2024	$6,402	$2,457	$8,859
(a) Goodwill adjustments are primarily related to foreign currency exchange.

The composition of our reporting units for evaluation of goodwill impairment has changed. As a result, we allocated goodwill among new and realigned reporting units using a relative fair value approach and performed assessments for the new reporting units. We continue to monitor our Additive reporting unit, which was not impacted by the reorganization, in our Defense & Propulsion Technologies segment as the fair value of this reporting unit was not significantly in excess of its carrying value based on the results of our most recent annual impairment test, performed in the fourth quarter of 2023. If the operating results and cash flow forecasts of the Additive reporting unit deteriorate, we may be required to impair some or all of the goodwill. At June 30, 2024, our Additive reporting unit had goodwill of $241 million.

Substantially all other intangible assets are subject to amortization. Intangible assets decreased $248 million during the six months ended June 30, 2024, primarily as a result of amortization and the classification of our non-core licensing business as held for sale. Consolidated amortization expense was $83 million and $96 million in the three months ended, and $172 million and $184 million in the six months ended,June 30, 2024 and 2023, respectively.

NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS, CONTRACT LIABILITIES AND DEFERRED INCOME & PROGRESS COLLECTIONS
Contract assets (liabilities) and other deferred assets (income), on a net basis, increased the net liability position by $474 million for the six months ended June 30, 2024, primarily due to an increase of $435 million of long-term service agreements liabilities, and a decrease in long-term service agreement assets of $261 million, offset by an increase in equipment and other service agreements of $105 million. In aggregate, the net liability for long-term service agreements increased primarily due to billings of $4,181 million and net unfavorable changes in estimated profitability of $184 million, primarily in Commercial Engines & Services, partially offset by revenues recognized of $3,721 million. Revenues recognized for contracts included in a liability position at the beginning of the year were $3,537 million and $3,145 million for the six months ended June 30, 2024 and 2023, respectively.

CONTRACT ASSETS, LIABILITIES AND OTHER DEFERRED ASSETS AND INCOME	June 30, 2024	December 31, 2023
Long-term service agreements	$2,116	$2,377
Equipment and other service agreements	603	498
Current contract assets	$2,719	$2,875

Nonrecurring engineering costs(a)	$2,434	$2,444
Customer advances and other(b)	2,367	2,342
Contract and other deferred assets	4,801	4,785
Total contract and other deferred assets	$7,521	$7,660
Long-term service agreement liabilities	$8,337	$7,902
Current deferred income	335	420
Contract liabilities and current deferred income	$8,671	$8,322

Non-current deferred income	960	975
Total contract liabilities and deferred income	$9,631	$9,297
Contract assets (liabilities) and other deferred assets (income)	$(2,111)	$(1,637)
(a) Included costs incurred prior to production (such as requisition engineering) for equipment production contracts, primarily within our Defense & Propulsion Technologies segment, which are amortized ratably over each unit produced. We assess the recoverability of these costs and if we determine the costs are no longer probable of recovery, the asset is impaired.
(b) Included amounts due from customers within our Commercial Engines & Services segment for the sales of engines, spare parts and services, which we collect through fixed or usage-based billings from the sale of spare parts and servicing of equipment under long-term service agreements.

Progress collections increased $288 million in the six months ended June 30, 2024 primarily due to collections received in excess of settlements at Commercial Engines & Services.

2024 2Q FORM 10-Q 24

NOTE 9. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method investments, Insurance cash and cash equivalents, receivables and other investments in our run-off insurance operations, pension surplus and prepaid taxes and other deferred charges. All other non-current assets increased $1,710 million in the six months ended June 30, 2024, primarily due to an increase in Insurance cash and cash equivalents of $659 million, an increase of indemnity assets of $502 million, primarily related to GE Vernova, an increase in equity method investments of $259 million and an increase in prepaid taxes and deferred charges of $170 million. Insurance cash and cash equivalents was $1,442 million and $784 million at June 30, 2024 and December 31, 2023, respectively.

NOTE 10. BORROWINGS

	June 30, 2024	December 31, 2023
Current portion of long-term borrowings
Senior notes	$1,630	$1,044
Subordinated notes and other	71	27
Other short-term borrowings	—	37
Total short-term borrowings	$1,700	$1,108

Senior notes	16,155	17,509
Subordinated notes	1,359	1,383
Other	458	525
Total long-term borrowings	$17,973	$19,417
Total borrowings	$19,673	$20,525
See Note 20 for further information about borrowings and associated hedges.

NOTE 11. ACCOUNTS PAYABLE

	June 30, 2024	December 31, 2023
Trade payables	$5,604	$5,290
Supply chain finance programs	1,496	1,472
Sundry payables	608	754
Accounts payable	$7,707	$7,516

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE Aerospace receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $1,799 million and $1,510 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenues of $871 million and $847 million, profit was $170 million and $64 million and net earnings was $134 million and $50 million for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, revenues were $1,750 million and $1,639 million, profit was $370 million and $134 million and net earnings was $292 million and $104 million, respectively. These operations were primarily supported by investment securities of $37,739 million and $37,592 million, limited partnerships of $3,741 million and $3,300 million, and a diversified commercial mortgage loan portfolio substantially all collateralized by first liens on U.S. commercial real estate properties of $1,900 million and $1,947 million (net of allowance for credit losses of $65 million and $48 million), as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the commercial mortgage loan portfolio had three delinquent loans, two non-accrual loans and about one-third of the portfolio was held in the office sector, which had a weighted average loan-to-value ratio of 74%, debt service coverage of 1.5, and no scheduled maturities through 2025. A summary of our insurance liabilities and annuity benefits is presented below.

June 30, 2024	Long-term care	Structured settlement annuities	Life	Other contracts	Total
Future policy benefit reserves	$25,301	$8,700	$1,010	$365	$35,376
Investment contracts	—	762	—	689	1,451
Other	—	—	118	270	388
Total	$25,301	$9,463	$1,127	$1,324	$37,215

December 31, 2023
Future policy benefit reserves	$26,832	$9,357	$1,117	$382	$37,689
Investment contracts	—	793	—	742	1,535
Other	—	—	116	285	400
Total	$26,832	$10,150	$1,233	$1,409	$39,624
2024 2Q FORM 10-Q 25

The following tables summarize balances of and changes in future policy benefits reserves.

	June 30, 2024			June 30, 2023
Present value of expected net premiums	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Balance, beginning of year	$4,063	$—	$4,803	$4,059	$—	$4,828
Beginning balance at locked-in discount rate	3,745	—	4,773	3,958	—	5,210
Effect of changes in cash flow assumptions	16	—	—	1	—	—
Effect of actual variances from expected experience	(26)	—	(34)	31	—	(87)
Adjusted beginning of year balance	3,735	—	4,739	3,991	—	5,122
Interest accrual	101	—	90	105	—	100
Net premiums collected	(196)	—	(140)	(201)	—	(150)
Effect of foreign currency	—	—	(91)	—	—	86
Ending balance at locked-in discount rate	3,640	—	4,597	3,895	—	5,159
Effect of changes in discount rate assumptions	164	—	(183)	239	—	(162)
Balance, end of year	$3,803	$—	$4,415	$4,134	$—	$4,997

Present value of expected future policy benefits
Balance, beginning of year	$30,895	$9,357	$5,921	$28,316	$8,860	$5,868
Beginning balance at locked-in discount rate	27,144	8,561	5,847	27,026	8,790	6,247
Effect of changes in cash flow assumptions	(10)	—	—	(14)	—	—
Effect of actual variances from expected experience	7	(25)	(51)	26	10	(44)
Adjusted beginning of year balance	27,141	8,536	5,796	27,038	8,800	6,203
Interest accrual	738	222	110	727	229	119
Benefit payments	(693)	(328)	(219)	(630)	(338)	(287)
Effect of foreign currency	—	—	(96)	—	—	91
Ending balance at locked-in discount rate	27,185	8,429	5,591	27,135	8,691	6,126
Effect of changes in discount rate assumptions	1,920	271	(166)	2,887	533	(144)
Balance, end of year	$29,105	$8,700	$5,424	$30,022	$9,224	$5,983
Net future policy benefit reserves	$25,301	$8,700	$1,010	$25,888	$9,224	$985
Less: Reinsurance recoverables, net of allowance for credit losses	(155)	—	(31)	(186)	—	(34)
Net future policy benefit reserves, after reinsurance recoverables	$25,146	$8,700	$979	$25,702	$9,224	$952

The Statement of Earnings (Loss) for the six months ended June 30, 2024 and 2023, included gross premiums or assessments of $409 million and $424 million and interest accretion of $879 million and $869 million, respectively. For the six months ended June 30, 2024 and 2023, gross premiums or assessments was substantially all related to long-term care of $242 million and $246 million and life of $156 million and $166 million while interest accretion was substantially all related to long-term care of $637 million and $621 million and structured settlement annuities of $222 million and $229 million, respectively.

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for nonparticipating traditional contracts.

		June 30, 2024		June 30, 2023
		Undiscounted	Discounted(a)	Undiscounted	Discounted(a)
Long-term Care:	Gross premiums	$7,244	$4,665	$7,807	$4,995
	Benefit payments	62,387	29,105	64,585	30,022
Structured Settlement Annuities:	Benefit payments	18,937	8,700	19,608	9,224
Life:	Gross premiums	11,886	5,323	13,620	6,125
	Benefit payments	10,730	5,424	11,850	5,983
(a) Duration determined using the current discount rate as of June 30, 2024 and 2023.

2024 2Q FORM 10-Q 26

The following table provides the weighted-average durations of and weighted-average interest rates for the liability for future policy benefits.

	June 30, 2024			June 30, 2023
	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Duration (years)(a)	12.1	10.7	5.4	13.1	11.1	5.3
Interest Accretion Rate	5.6%	5.4%	5.2%	5.5%	5.4%	5.1%
Current Discount Rate	5.4%	5.4%	5.1%	5.1%	5.1%	5.0%
(a) Duration determined using the current discount rate as of June 30, 2024 and 2023.

As of June 30, 2024 and 2023, policyholders account balances totaled $1,654 million and $1,884 million, respectively. As our insurance operations are in run-off, changes in policyholder account balances for the six months ended June 30, 2024 and 2023 are primarily attributed to surrenders, withdrawals, and benefit payments of $215 million and $219 million, partially offset by net additions from separate accounts and interest credited of $142 million and $134 million, respectively. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both June 30, 2024 and 2023.

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

In June 2024, we signed an agreement to exit a block of our life and health insurance business via an assumption reinsurance transaction, pending regulatory approvals and other closing conditions.

See Notes 3 and 9 for further information related to our run-off insurance operations.

NOTE 13. POSTRETIREMENT BENEFIT PLANS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. Please refer to Note 13 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

The components of benefit plans cost other than the service cost are included in the caption Non-operating benefit costs in our Statement of Earnings (Loss).

PRINCIPAL PENSION PLANS	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Service cost for benefits earned	$17	$24	$37	$45
Prior service cost amortization	1	—	4	—
Expected return on plan assets	(390)	(594)	(968)	(1,188)
Interest cost on benefit obligations	315	472	768	946
Net actuarial gain amortization	(103)	(187)	(257)	(359)
Net periodic expense (income)	$(160)	$(285)	$(416)	$(556)
Less discontinued operations	$—	$(96)	$(88)	$(188)
Continuing operations - net periodic expense (income)	$(160)	$(189)	$(328)	$(368)

Principal retiree benefit plans income was $21 million and $36 million for the three months ended June 30, 2024 and 2023, and $57 million and $72 million for the six months ended June 30, 2024 and 2023, respectively. Principal retiree benefit plans income from continuing operations was $21 million and $43 million for the three and six months ended June 30, 2024, respectively, and $22 million and $44 million for the three and six months ended June 30, 2023, respectively.

Other pension plans expense was $1 million for the three months ended June 30, 2024 and $30 million income for the three months ended June 2023, and income of $12 million and $59 million for the six months ended June 30, 2024 and 2023, respectively. Other pension plans expense from continuing operations was $1 million and zero for the three and six months ended June 30, 2024, respectively, and income of $10 million and $20 million for the three and six months ended June 30, 2023, respectively.

2024 2Q FORM 10-Q 27

We have a defined contribution plan for eligible U.S. employees that provides employer contributions, which were $74 million and $103 million for the three months ended June 30, 2024 and 2023, respectively, and $163 million and $180 million for the six months ended June 30, 2024 and 2023, respectively. Employer contributions from continuing operations was $74 million and $128 million for the three and six months ended June 30, 2024, respectively, and $63 million and $110 million for the three and six months ended June 30, 2023, respectively.

We also have deferred incentive compensation plans and deferred salary plans for eligible employees with expenses of $12 million and $15 million for the three months ended June 30, 2024 and 2023, and $21 million and $35 million for the six months ended June 30, 2024 and 2023, respectively. Deferred compensation expense from continuing operations was $12 million and $14 million for the three and six months ended June 30, 2024, respectively, and $12 million and $29 million for the three and six months ended June 30, 2023, respectively.

NOTE 14. SALES DISCOUNTS AND ALLOWANCES & ALL OTHER CURRENT AND NON-CURRENT LIABILITIES.
Sales discounts and allowances decreased $102 million in the six months ended June 30, 2024, primarily due to payments to airline customers outpacing accruals on engine shipments in Commercial Engines & Services.

All other current liabilities and All other liabilities primarily includes employee compensation and benefits, equipment project and commercial liabilities, loss contracts, income taxes payable and uncertain tax positions, environmental, health and safety remediations, operating lease liabilities (see Note 6) and product warranties (see Note 22). All other current liabilities decreased $355 million in the six months ended June 30, 2024, primarily due to a decrease in employee compensation and benefits of $758 million, partially offset by an increase in dividends payable of $217 million and taxes payable of $87 million. All other liabilities increased $827 million in the six months ended June 30, 2024, primarily due to increases in uncertain and other income taxes and related liabilities of $585 million, Environmental, health and safety liabilities of $142 million and indemnity liabilities of $185 million, primarily related to GE Vernova.

NOTE 15. INCOME TAXES. Our effective income tax rate was 10.7% and 5.5% for the six months ended June 30, 2024 and 2023, respectively. The tax rate for 2024 was reduced compared to the U.S. statutory rate of 21% primarily due to separation income tax benefit associated with an increase in net state deferred tax assets that are likely to be utilized after the spin of GE Vernova, U.S. business tax credit benefits, and lower tax on global activities. The low tax rate for 2023 was reduced compared to the U.S. statutory rate of 21% primarily due to gains associated with our retained and sold ownership interests, which we expect to recover without tax and U.S. business credits. This was partially offset by separation income tax costs including disallowed expenses and valuation allowances related to the separation of GE HealthCare.

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

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2016-2020.

The following table presents our net deferred tax assets and net deferred tax liabilities attributable to different tax jurisdictions or different tax paying components.

DEFERRED INCOME TAXES	June 30, 2024	December 31, 2023
Total assets	$7,702	$7,891
Total liabilities	(364)	(389)
Net deferred income tax asset (liability)	$7,338	$7,502

2024 2Q FORM 10-Q 28

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)	Three months ended June 30		Six months ended June 30
(Dividends per share in dollars)	2024	2023	2024	2023
Beginning balance	$(3,658)	$(3,505)	$(3,623)	$(5,893)
AOCI before reclasses – net of taxes of $(39), $(13), $(13) and $(18)	29	67	(6)	220
Reclasses from AOCI – net of taxes of $103, $—, $103 and $(626)(a)	2,094	27	2,094	2,262
AOCI	2,123	95	2,087	2,481
Less AOCI attributable to noncontrolling interests	(22)	(2)	(22)	(3)
Currency translation adjustments AOCI	$(1,514)	$(3,409)	$(1,514)	$(3,409)

Beginning balance	$1,586	$4,214	$1,786	$6,531
AOCI before reclasses – net of taxes of $(12), $12, $(4) and $(1)	(54)	41	(83)	(43)
Reclasses from AOCI – net of taxes of $(156), $(63), $(208) and $(657)(a)	(736)	(214)	(904)	(2,449)
AOCI	(790)	(173)	(987)	(2,492)
Less AOCI attributable to noncontrolling interests	(9)	—	(7)	(2)
Benefit plans AOCI	$806	$4,041	$806	$4,041

Beginning balance	$(1,412)	$(1,222)	$(959)	$(1,927)
AOCI before reclasses – net of taxes of $(92), $(127), $(208) and $61	(341)	(446)	(806)	272
Reclasses from AOCI – net of taxes of $13, $(3), $12 and $(3)	37	(28)	48	(41)
AOCI	(304)	(474)	(758)	231
Less AOCI attributable to noncontrolling interests	12	—	12	—
Investment securities and cash flow hedges AOCI	$(1,727)	$(1,696)	$(1,727)	$(1,696)

Beginning balance	$(2,119)	$(2,776)	$(3,354)	$(983)
AOCI before reclasses – net of taxes of $138, $71, $466 and $(406)	518	267	1,753	(1,527)
AOCI	518	267	1,753	(1,527)
Long-duration insurance contracts AOCI	$(1,601)	$(2,510)	$(1,601)	$(2,510)

AOCI at June 30	$(4,035)	$(3,573)	$(4,035)	$(3,573)

Dividends declared per common share(b)	$0.56	$0.08	$0.56	$0.16
(a)The total reclassifications from AOCI included $1,590 million, including currency translation of $2,174 million and benefit plans of $(584) million, net of taxes, in the second quarter of 2024 related to the separation of GE Vernova. The total reclassifications from AOCI included $195 million, including currency translation of $2,234 million and benefit plans of $(2,030) million, net of taxes, in the first quarter of 2023 related to the separation of GE HealthCare.
(b)Following the separation of GE Vernova, the Board of Directors declared a dividend of $0.28 per share in April 2024, which reflects our dividend as a standalone company, that was paid in April 2024. In June 2024, the Board of Directors declared a dividend of $0.28 per share that will be paid in July 2024.

Preferred stock. In September, 2023 we redeemed the remaining outstanding shares of GE preferred stock. We redeemed 3,000 million of GE Series D preferred stock in the first quarter of 2023. GE Aerospace had 2,795,444 shares outstanding as of June 30, 2023.

Common stock. GE Aerospace common stock shares outstanding were 1,084,311,016 and 1,088,415,995 at June 30, 2024 and December 31, 2023, respectively. We repurchased 13.9 million shares for $2,289 million and 15.0 million shares for $2,434 million during the three and six months ended June 30, 2024, respectively. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased in the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

2024 2Q FORM 10-Q 29

NOTE 17. EARNINGS PER SHARE INFORMATION

Three months ended June 30	2024		2023
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$1,320	$1,320	$1,254	$1,254
Preferred stock dividends and other(a)	—	—	(58)	(58)
Earnings (loss) from continuing operations attributable to common shareholders	1,320	1,320	1,195	1,195
Earnings (loss) from discontinued operations	(54)	(54)	(1,220)	(1,220)
Net earnings (loss) attributable to common shareholders	1,266	1,266	(25)	(25)

Shares of common stock outstanding	1,089	1,089	1,089	1,089
Employee compensation-related shares (including stock options)	11	—	10	—
Total average equivalent shares	1,100	1,089	1,098	1,089

Earnings (loss) per share from continuing operations	$1.20	$1.21	$1.09	$1.10
Earnings (loss) per share from discontinued operations	(0.05)	(0.05)	(1.11)	(1.12)
Net earnings (loss) per share	1.15	1.16	(0.02)	(0.02)

Potentially dilutive securities(b)	6		28

Six months ended June 30	2024		2023
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$3,061	$3,061	$7,951	$7,958
Preferred stock dividends and other(a)	—	—	(204)	(204)
Earnings (loss) from continuing operations attributable to common shareholders	3,061	3,061	7,747	7,754
Earnings (loss) from discontinued operations	(256)	(256)	(417)	(417)
Net earnings (loss) attributable to common shareholders	2,805	2,805	7,330	7,337

Shares of common stock outstanding	1,089	1,089	1,089	1,089
Employee compensation-related shares (including stock options)	11	—	9	—
Total average equivalent shares	1,100	1,089	1,097	1,089

Earnings (loss) per share from continuing operations	$2.78	$2.81	$7.06	$7.12
Earnings (loss) per share from discontinued operations	(0.23)	(0.23)	(0.38)	(0.38)
Net earnings (loss) per share	2.55	2.58	6.68	6.74

Potentially dilutive securities(b)	9		33
(a) For the three and six months ended June 30, 2023, included $(30) million related to excise tax on preferred share redemptions.
(b) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and historically have been included in the calculation pursuant to the two-class method. For the three and six months ended June 30, 2024, such participating securities had an insignificant effect. Therefore, effective the second quarter of 2024, the Company calculates earnings per share using the treasury stock method. For the three and six months ended June 30, 2023, application of two-class method treatment had an insignificant effect.

NOTE 18. OTHER INCOME (LOSS)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Investment in GE HealthCare realized and unrealized gain (loss)	$(397)	$(214)	$219	$5,879
Investment in and note with AerCap realized and unrealized gain (loss)	3	572	15	378
Investment in Baker Hughes realized and unrealized gain (loss)	—	—	—	10
Gains (losses) on retained and sold ownership interests	$(394)	$358	$234	$6,266
Other net interest and investment income (loss)	200	128	429	296
Licensing and royalty income	51	29	107	54
Equity method income	34	20	79	57
Other items	46	(39)	95	(72)
Total other income (loss)	$(63)	$496	$944	$6,600

Our investment in GE HealthCare comprises 30.5 million shares (approximately 6.7% ownership interest) at June 30, 2024. During the six months ended June 30, 2024, we received total proceeds of $2,602 million from the disposition of 31.1 million shares of GE HealthCare.

2024 2Q FORM 10-Q 30

NOTE 19. RESTRUCTURING CHARGES AND SEPARATION COSTS
RESTRUCTURING AND OTHER CHARGES. This table is inclusive of all restructuring charges in our segments and at Corporate & Other. Separately, in our reported segment results, significant, higher-cost restructuring programs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges for Corporate & Other.

	Three months ended June 30		Six months ended June 30
RESTRUCTURING CHARGES	2024	2023	2024	2023
Workforce reductions	$42	$32	$108	$52
Plant closures & associated costs and other asset write-downs	5	12	24	37
Acquisition/disposition net charges and other	36	3	38	5
	$84	$46	$170	$94
Cost of equipment/services	$—	$3	$1	$6
Selling, general and administrative expenses	84	43	169	87
Total restructuring charges(a)	$84	$46	$170	$94
Restructuring charges and other cash expenditures(b)	$24	$97	$99	$144
(a) In the second quarter of 2024, included income of $81 million, as a result of a change in estimate of the post-employment severance benefit reserve in connection with the separation of GE Vernova.
(b) Primarily related to employee severance payments.

The restructuring liability as of June 30, 2024 and December 31, 2023 was $292 million and $311 million, respectively.

For the three and six months ended June 30, 2024 and 2023, restructuring primarily included exit activities related to the restructuring program announced in the fourth quarter of 2022 reflecting lower Corporate & Other shared-service and footprint needs as a result of the GE HealthCare spin-off and subsequent GE Vernova spin-off.

SEPARATION COSTS. In November 2021, the Company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aerospace, healthcare and energy. As discussed in Note 2, we completed this plan with the spin of GE Vernova in the second quarter of 2024. Post-separation, we expect to continue to incur operational and transition costs related to ongoing separation activities.

For the three and six months ended June 30, 2024, we incurred pre-tax separation expense of $75 million and $334 million, paid $407 million and $572 million in cash, respectively, primarily related to employee costs, professional fees, costs to establish certain stand-alone functions and information technology systems, and other transformation and transaction costs to transition to a stand-alone public company. These costs are presented as separation costs in our Statement of Earnings (Loss). In addition, we recognized $216 million of net tax benefit for the three months ended June 30, 2024 and $251 million of net tax benefit for the six months ended June 30, 2024, respectively, including deferred tax benefits associated with state tax attributes.

For the three and six months ended June 30, 2023, we incurred pre-tax separation costs of $163 million and $327 million, recognized $14 million of net tax benefit and $3 million of net tax expense, and paid $319 million and $489 million in cash, respectively, related to separation activities.

The pre-tax separation costs specifically identifiable to GE HealthCare and GE Vernova are now reflected in discontinued operations. For the three and six months ended June 30, 2024, we recognized $10 million and $10 million in pre-tax income, $2 million and $2 million of net tax expense, and spent zero and $9 million in cash, respectively, related to GE HealthCare. In addition, for the three and six months ended June 30, 2024, we recognized pre-tax separation costs of $1 million and $97 million, incurred zero  and $20 million of net tax benefit and spent $38 million and $121 million in cash, respectively, related to GE Vernova.

For the three and six months ended June 30, 2023, we incurred $1 million and $21 million in pre-tax costs, recognized zero  and $4 million of tax benefits and spent $55 million and $140 million in cash for the six months ended June 30, 2023, respectively, related to GE HealthCare. For the three and six months ended June 30, 2023, we incurred $64 million and $104 million pre-tax separation costs, recognized $20 million of net tax benefit and $18 million of net tax expense and spent $52 million and $86 million in cash, respectively, related to GE Vernova.

NOTE 20. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

2024 2Q FORM 10-Q 31

		June 30, 2024		December 31, 2023
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,071	$1,977	$2,110	$2,055
Liabilities	Borrowings (Note 10)	19,673	18,949	20,525	20,218
	Investment contracts (Note 12)	1,451	1,507	1,535	1,616

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

We use cash flow hedges primarily to reduce or eliminate the effects of foreign exchange rate changes, net investment hedges to hedge investments in foreign operations as well as fair value hedges to hedge the effects of interest rate and currency changes on debt we issued. We also use derivatives not designated as hedges from an accounting standpoint (and therefore we do not apply hedge accounting to the relationship) but otherwise serve the same economic purpose as other hedging arrangements. We use economic hedges when we have exposures to currency exchange risk for which we are unable to meet the requirements for hedge accounting or when changes in the carrying amount of the hedged item are already recorded in earnings in the same period as the derivative making hedge accounting unnecessary. Even though the derivative is an effective economic hedge, there may be a net effect on earnings in each period due to differences in the timing of earnings recognition between the derivative and the hedged item.

FAIR VALUE OF DERIVATIVES	June 30, 2024			December 31, 2023
	Gross Notional	All other current assets	All other current liabilities	Gross Notional	All other current assets	All other current liabilities
Qualifying currency exchange contracts	$1,287	$15	$12	$1,613	$26	$22
Non-qualifying currency exchange contracts and other(a)	6,842	208	17	16,277	245	56
Gross derivatives	$8,129	$223	$29	$17,890	$271	$78
Netting and credit adjustments		$(13)	$(13)		$(28)	$(26)
Net derivatives recognized in statement of financial position		$210	$16		$243	$53
(a) Gains and (losses) included in our statement of earnings (loss) are $40 million and $46 million for the three months and $62 million and $179 million for the six months ended June 30, 2024 and 2023, respectively, primarily in SG&A, driven by hedges of deferred incentive compensation.

FAIR VALUE HEDGES. All the fair value hedges were terminated in 2022 due to exposure management actions. The cumulative net gains of hedging adjustments $1,101 million and $1,162 million on discontinued hedges were included primarily in long-term borrowings of $8,551 and $9,253 million at June 30, 2024 and December 31, 2023, respectively, and will continue to amortize into interest expense until the borrowings mature.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives				Amount of Gain (Loss) Reclassified from AOCI into Net Income
	Three months and six months ended June 30				Three months and six months ended June 30
	2024	2023	2024	2023	2024	2023	2024	2023
Cash flow hedges(a)	$(14)	$19	$(21)	$38	$5	$17	$12	$18
Net investment hedges(b)	68	(68)	150	(133)	—	—	—	—
(a) Primarily currency exchange contracts, and recognized in Costs of Equipment or Services Sold in the Statement of Earnings (Loss).
(b) The carrying value of foreign currency debt designated as net investment hedges was $4,588 million and $4,726 million at June 30, 2024 and December 31, 2023, respectively.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest) was $210 million and $241 million at June 30, 2024 and December 31, 2023, respectively. Counterparties' exposures to our derivative liability (including accrued interest), was $16 million and $53 million at June 30, 2024 and December 31, 2023, respectively.

NOTE 21. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $129 million and $115 million and liabilities of $121 million and $140 million at June 30, 2024 and December 31, 2023, respectively, in consolidated Variable Interest Entities (VIEs). These VIEs are primarily associated with a legacy business in Corporate & Other and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

2024 2Q FORM 10-Q 32

Our investments in unconsolidated VIEs were $7,260 million and $6,577 million at June 30, 2024 and December 31, 2023, respectively. Of these investments, $1,198 million and $1,205 million were owned for U.S. Tax Equity, comprising equity method investments primarily related to renewable energy projects, at June 30, 2024 and December 31, 2023, respectively. In addition, $5,828 million and $5,145 million were owned by our run-off insurance operations, primarily comprising of equity method investments at June 30, 2024 and December 31, 2023, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.

NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. We had total investment commitments of $3,930 million and unfunded lending commitments, primarily for U.S. Tax Equity, of $656 million, at June 30, 2024. The commitments primarily comprise investments by our run-off insurance operations in investment securities and other assets of $3,774 million and included within these commitments are obligations to make investments in unconsolidated VIEs of $3,671 million. See Note 21 for further information.

As of June 30, 2024 we have committed to provide financing assistance of $2,696 million of future customer acquisitions of aircraft equipped with our engines.

GUARANTEES . Credit support and indemnification agreements - Continuing Operations. We have provided $57 million of credit support on behalf of certain customers or associated companies, predominantly joint ventures and partnerships, using arrangements such as standby letters of credit and performance guarantees. The liability for such credit support was $7 million.

Following the separation of GE Vernova, we have remaining performance and bank guarantees on behalf of GE Vernova. To support GE Vernova in selling products and services globally, we often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, "GE Aerospace credit support"). Under the Separation and Distribution Agreement (SDA), GE Vernova is obligated to use reasonable best efforts to replace us as the guarantor on or terminate all such credit support instruments. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligor(s), we could be obligated to make payments under the applicable instruments. Under the SDA, GE Vernova is obligated to reimburse and indemnify us for any such payments. Beginning in 2025, GE Vernova will pay us a quarterly fee based on amounts related to the GE Aerospace credit support. We have recorded a reserve of $169 million for our stand ready to perform obligation. Our maximum aggregate exposure under the GE Aerospace credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses except for certain financial guarantees and trade finance instruments with a maximum exposure of approximately $1,426 million, which are not expected to exceed a year beyond separation. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance were required by us under parent company guarantees relating to GE Vernova customer contracts. In connection with the spin-off of GE Vernova, under terms of the SDA, Transition Service Agreement (TSA) and Tax Matters Agreement (TMA), we have an obligation to indemnify GE Vernova for certain of its severance costs, environmental matters and tax matters of $168 million, of which $122 million is reserved.

We also have remaining obligations under the TMA with GE Healthcare to indemnify them for certain tax costs and other indemnifications of $32 million which are fully reserved.

In addition, we have $148 million of other indemnification commitments, including representations and warranties in sales of business assets, for which we recorded a liability of $62 million.

Credit support and indemnification agreements- Discontinued Operations. Following the separation of GE Vernova, we also have performance obligations related to GE Vernova's supply chain finance program and an environmental matter with a maximum aggregate exposure of $1,416 million. Also, under the SDA, TSA, and TMA agreements we have obligations to indemnify GE Vernova for certain of its technology costs, separation for certain facilities, environmental matters and tax matters of $93 million costs, which are fully reserved.

GE Aerospace also has obligations under the TSA and TMA to indemnify GE HealthCare for certain technology and tax costs of $64 million which are fully reserved.

We also have provided specific indemnities to other buyers of assets of our business that, in the aggregate, represent a maximum potential claim of $510 million with related reserves of $63 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $635 million at June 30, 2024 and $639 million at December 31, 2023.

2024 2Q FORM 10-Q 33

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 24 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 23 to the consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024; refer to those discussions for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

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

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. For a number of years, we have observed an increase in the total number of lawsuits being brought against Bank BPH and other banks in Poland by current and former borrowers, and we expect this to continue in future reporting periods. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded an additional charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH was $2,474 million and $2,669 million as of June 30, 2024 and December 31, 2023, respectively. The estimate accounts for the costs of payments to borrowers who we estimate will participate in the settlement program, as well as estimates for the results of litigation with other borrowers, which in either case can exceed the value of the current loan balance, and represents our best estimate of the total losses we expect to incur over time. However, there are a number of factors that could affect the estimate in the future; refer to the disclosure about Bank BPH in our Annual Report on Form 10-K for the year ended December 31, 2023.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations involve or have involved the use, disposal and cleanup of substances regulated under environmental protection laws, including activities for a variety of matters related to GE businesses that have been discontinued or exited. We record reserves for obligations for ongoing and future environmental remediation activities, such as the Housatonic River cleanup, and for additional liabilities we expect to incur in connection with previously remediated sites, such as natural resource damages for the Hudson River where GE completed dredging in 2019. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged exposure by workers and others to asbestos or other hazardous materials. Liabilities for environmental remediation and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Total reserves related to environmental remediation and worker exposure claims were $1,897 million and $1,819 million at June 30, 2024 and December 31, 2023, respectively.

NOTE 23. SEGMENT INFORMATION. On April 2, 2024, and in conjunction with the GE Vernova separation, we implemented an organizational change to align our reportable segments more closely with our business structure. In connection with our segment reporting change, we have recast previously reported amounts across all reportable segments to conform to current segment presentation.

2024 2Q FORM 10-Q 34

We have two reportable segments and three operating segments. Operating segments are aggregated into a reportable segment if the operating segments have similar quantitative economic characteristics and if the operating segments are similar in the following qualitative characteristics: (i) nature of products and services; (ii) nature of production processes; (iii) type or class of customer for their products and services; (iv) methods used to distribute the products or provide services; and (v) if applicable, the nature of the regulatory environment. We have aggregated Defense & Systems and Propulsion & Additive Technology into one reportable segment, Defense & Propulsion Technologies, based on similarity in economic characteristics, other qualitative factors and the objectives and principals of ASC 280, Segment Reporting. This is consistent with how our chief operating decision maker (CODM) allocates resources and makes decisions. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023, for further information regarding our determination of segment profit for continuing operations, and for our allocations of corporate costs to our segments.

SUMMARY OF REPORTABLE SEGMENTS	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
Commercial Engines & Services	$6,132	$5,737	$12,228	$10,969
Defense & Propulsion Technologies	2,401	2,375	4,713	4,341
Total segment revenues	8,533	8,113	16,941	15,310
Corporate & Other	561	642	1,108	1,281
Total revenues	$9,094	$8,755	$18,048	$16,591

Commercial Engines & Services	$1,679	$1,389	$3,098	$2,603
Defense & Propulsion Technologies	344	201	600	402
Total segment profit (loss)	2,023	1,590	3,698	3,006
Corporate & Other	(534)	(84)	(179)	5,429
Interest and other financial charges	(248)	(249)	(511)	(497)
Non-operating benefit income (cost)	204	249	421	488
Benefit (provision) for income taxes	(125)	(253)	(369)	(467)
Preferred stock dividends	—	(58)	—	(204)
Earnings (loss) from continuing operations attributable to common shareholders	1,320	1,195	3,061	7,755
Earnings (loss) from discontinued operations attributable to common shareholders	(54)	(1,221)	(256)	(417)
Net earnings (loss) attributable to common shareholders	$1,266	$(25)	$2,805	$7,338

EQUIPMENT & SERVICES REVENUES
Three months ended June 30	2024			2023
	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$1,427	$4,705	$6,132	$1,607	$4,130	$5,737
Defense & Propulsion Technologies	1,071	1,329	2,401	1,137	1,238	2,375
Total segment revenues	$2,498	$6,034	$8,533	$2,744	$5,368	$8,113

Six months ended June 30	2024			2023
	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$3,133	$9,095	$12,228	$2,906	$8,063	$10,969
Defense & Propulsion Technologies	2,080	2,633	4,713	1,994	2,347	4,341
Total segment revenues	$5,213	$11,728	$16,941	$4,900	$10,410	$15,310

REMAINING PERFORMANCE OBLIGATION. As of June 30, 2024, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $159,765 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $19,191 million, of which 37%, 54% and 74% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $140,574 million, of which 11%, 42%, 69% and 85% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

2024 2Q FORM 10-Q 35

EXHIBITS

Exhibit 2. Separation and Distribution Agreement, dated April 1, 2024, by and between General Electric Company and GE Vernova Inc. (f/k/a GE Vernova LLC), as amended (Incorporated by reference to Exhibit 2.1 of General Electric Company’s Current Report on Form 8-K dated April 2, 2024 (Commission file number 001-00035)).†+

Exhibit 3.1. Certificate of Change, effective as of April 1, 2024 (Incorporated by reference to Exhibit 3.1 of General Electric Company’s Current Report on Form 8-K dated April 2, 2024 (Commission file number 001-00035)).

Exhibit 3.2. By-Laws, effective as of April 1, 2024 (Incorporated by reference to Exhibit 3.2 of General Electric Company’s Current Report on Form 8-K dated April 2, 2024 (Commission file number 001-00035)).

Exhibit 10(a). Amendment, dated May 7, 2024, to General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of December 7, 2018.*
Exhibit 10(b). GE Aerospace 2024 Non-Employee Director Compensation Plan, effective May 7, 2024.*
Exhibit 10(c). Form of Agreement for Restricted Stock Unit Grants to Directors under the General Electric Company 2022 Long-Term Incentive Plan, as of May 2024.*
Exhibit 10(d). Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of May 2024.*
Exhibit 10(e). Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of May 2024.*
Exhibit 10(f). Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of May 2024.*
Exhibit 10(g). GE Aerospace Incentive Compensation Plan, as amended effective April 2, 2024.*
Exhibit 10(h). GE Aerospace Annual Executive Incentive Plan, effective April 2, 2024.*
Exhibit 10(i). GE Aerospace Restoration Plan, effective April 2, 2024.*
Exhibit 10(j). GE Aerospace US Executive Severance Plan, effective April 2, 2024.*
Exhibit 10(k). Employment Agreement by and between H. Lawrence Culp, Jr. and General Electric Company, effective July 1, 2024 (Incorporated by reference to Exhibit 10.1 of General Electric Company’s Current Report on Form 8-K dated July 1, 2024 (Commission file number 001-00035)).

Exhibit 10(l). Form of Performance Stock Unit Grant Agreement by and between H. Lawrence Culp, Jr. and General Electric Company, dated July 1, 2024 (Incorporated by reference to Exhibit 10.2 of General Electric Company’s Current Report on Form 8-K dated July 1, 2024 (Commission file number 001-00035)).

Exhibit 10(m). Credit Agreement, dated as of March 26, 2024, by and among General Electric Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 of General Electric Company’s Current Report on Form 8-K dated April 2, 2024 (Commission file number 001-00035)). +

Exhibit 10(n). Tax Matters Agreement, dated as of April 1, 2024, by and between General Electric Company and GE Vernova Inc. (f/k/a GE Vernova LLC) (Incorporated by reference to Exhibit 10.1 of General Electric Company’s Current Report on Form 8-K dated April 2, 2024 (Commission file number 001-00035)). †+

Exhibit 11. Computation of Per Share Earnings. Data is provided in Note 17 of this Report.*
Exhibit 31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350.*
Exhibit 101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and six months ended June 30, 2024 and 2023, (ii) Statement of Financial Position at June 30, 2024 and December 31, 2023, (iii) Statement of Cash Flows for the six months ended June 30, 2024 and 2023, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, (v) Statement of Changes in Shareholders' Equity for the three and six months ended June 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

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
+Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon its request.

2024 2Q FORM 10-Q 36

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	15-35
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10, 32-33
Item 4.	Controls and Procedures	14
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	36
Signatures		37
(a) There have been no material changes to our risk factors since our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. For a discussion of our risk factors, refer to that Quarterly Report, which updated the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023 to reflect risks for GE Aerospace following completion of the separation of GE Vernova on April 2, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 23, 2024	/s/ Robert Giglietti
Date	Robert Giglietti Vice President - Chief Accounting Officer, Controller and Treasurer Principal Accounting Officer
2024 2Q FORM 10-Q 37