Form 10-Q
period 2024-09-30
GENERAL ELECTRIC CO
filed 2024-10-22
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,082,294,004 shares of common stock with a par value of $0.01 per share outstanding at September 30, 2024.

FORWARD-LOOKING STATEMENTS. Our public communications and SEC filings may contain statements related to future, not past, events. These forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," or "range." Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the impacts of macroeconomic and market conditions and volatility on our business operations, financial results and financial position; conditions affecting the aerospace and defense industry, including our customers and suppliers; our expected financial performance, including cash flows, revenues, margins, earnings and earnings per share; planned and potential transactions; our credit ratings and outlooks; our funding and liquidity; our businesses’ cost structures and plans to reduce costs; restructuring, impairment or other financial charges; or tax rates.

For us, particular areas where risks or uncertainties could cause our actual results to be materially different than those expressed in our forward-looking statements include:

•changes in macroeconomic and market conditions and market volatility (including risks related to recession, inflation, supply chain constraints or disruptions, interest rates, values of securities and other financial assets, oil, jet fuel and other commodity prices and exchange rates), and the impact of such changes and volatility on our business operations and financial results;
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
•market or other developments that may affect demand or the financial strength and performance of airframers, airlines, suppliers and other key aerospace and defense industry participants, such as demand for air travel, supply chain or other production constraints, shifts in U.S. or foreign government defense programs and other industry dynamics;
•pricing, cost, volume and the timing of sales, investment and production by us and our customers, suppliers or other industry participants;
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
•our decisions about investments in research and development or new products, services and platforms, and our ability to launch new products in a cost-effective manner, as well as technology developments and other dynamics that could shift the demand or competitive landscape for our products and services;
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
•changes in law, regulation or policy that may affect our businesses, such as trade policy and tariffs; government defense budgets; regulation, incentives and emissions offsetting or trading regimes related to climate change; and the effects of tax law changes;
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

2024 3Q FORM 10-Q 3

ABOUT GE AEROSPACE. General Electric Company operates as GE Aerospace (GE Aerospace or the Company). GE Aerospace is a global aerospace leader with the industry's largest and growing commercial propulsion fleet. The Company’s installed base of approximately 44,000 commercial and 26,000 military engines supports its aftermarket services business, representing approximately 70% of revenues. Through FLIGHT DECK, the Company's proprietary lean operating model, GE Aerospace is accelerating its lean progress, prioritizing safety, quality, delivery and cost, to drive focused execution and bridge strategy to results. We are focused on delivering against our strategic priorities of today (services and readiness), tomorrow (delivering the ramp) and the future (inventing next generation flight technology). Our global team is building on more than a century of innovation and learning, as we invent the future of flight, lift people up and bring them home safely.

On April 2, 2024, the Company completed the previously announced separation of its GE Vernova business into an independent publicly traded company, GE Vernova, Inc. (GE Vernova). In connection with the separation, the historical results of GE Vernova and certain assets and liabilities included in the separation are reported in our consolidated financial statements as discontinued operations. See Note 2 for further information. Upon separation, the Company now operates through two reportable segments: Commercial Engines & Services and Defense & Propulsion Technologies. See the Segment Operations section within Management's Discussion and Analysis and Note 23 for further information.

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

CONSOLIDATED RESULTS
THIRD QUARTER 2024 RESULTS. Total revenues were $9.8 billion, up $0.5 billion for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, driven primarily by an increase at Commercial Engines & Services.

Continuing earnings (loss) per share was $1.56. Adjusted earnings per share* was $1.15, excluding the results from our run-off Insurance business, separation, restructuring and other, and non-operating benefit costs, gains on retained and sold ownership interests, gains (losses) on purchases and sales of business interests and goodwill impairments. For the three months ended September 30, 2024, profit was $1.9 billion, with margins of 19.2%. Profit was up $1.6 billion compared to the three months ended September 30, 2023, driven by an increase in gains on retained and sold ownership interests of $1.5 billion, related to our GE HealthCare and AerCap investments, an increase in gains on sales of business interests of $0.4 billion, primarily related to the sale of our non-core licensing business, and an increase in segment profit of $0.2 billion. These increases were partially offset by increased restructuring and other charges of $0.3 billion and a goodwill impairment loss related to our Colibrium Additive reporting unit of $0.3 billion. Operating profit* was $1.8 billion, with margins* of 20.3%. Operating profit* was up $0.2 billion, driven by an increase in segment profit of $0.2 billion.

Cash flows from operating activities (CFOA) were $4.5 billion and $3.4 billion for the nine months ended September 30, 2024 and 2023, respectively. Cash flows from operating activities increased primarily due to higher net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained and sold ownership interests in GE HealthCare, AerCap and Baker Hughes), a decrease in income tax payments and an increase in sales discounts and allowances, partially offset by working capital growth. Free cash flows* (FCF) were $4.6 billion and $3.5 billion for the nine months ended September 30, 2024 and 2023, respectively. FCF* increased primarily due to higher net income, lower income tax payments and higher sales discounts and allowances accruals, partially offset by working capital growth, after adjusting for an increase in separation cash expenditures, which are excluded from FCF*. See the Capital Resources and Liquidity - Statement of Cash Flows section for further information.

Remaining performance obligation (RPO) is unfilled customer orders for products and product services (expected life of contract sales for product services) excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 23 for further information.

RPO	September 30, 2024	December 31, 2023
Equipment	$19,210	$16,247
Services	146,879	137,756
Total RPO	$166,089	$154,003
*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 4

As of September 30, 2024, RPO increased $12.1 billion, or 8%, from December 31, 2023, at Commercial Engines & Services, as a result of engines contracted under long-term service agreements that have now been put into service and from equipment orders outpacing revenues recognized, and at Defense & Propulsion Technologies, driven by Defense & Systems equipment orders outpacing revenues recognized.

REVENUES	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Equipment revenues	$2,448	$2,298	$7,044	$6,804
Services revenues	6,495	6,162	18,198	16,608
Insurance revenues	899	842	2,649	2,480
Total revenues	$9,842	$9,302	$27,890	$25,893

For the three months ended September 30, 2024, total revenues increased $0.5 billion, or 6%, compared to the three months ended September 30, 2023. Equipment revenues increased, driven by improved pricing. Services revenues increased, primarily due to an increase in spare parts volume and mix.

For the nine months ended September 30, 2024, total revenues increased $2.0 billion, or 8%, compared to the nine months ended September 30, 2023. Equipment revenues increased, driven by favorable mix and improved pricing. Services revenues increased, primarily due to an increase in internal shop visit volume and spare parts, and improved pricing.

EARNINGS (LOSS) AND EARNINGS (LOSS) PER SHARE	Three months ended September 30		Nine months ended September 30
(Per-share in dollars and diluted)	2024	2023	2024	2023
Continuing earnings (loss) attributable to common shareholders	$1,705	$215	$4,766	$7,970
Continuing earnings (loss) per share	$1.56	$0.20	$4.34	$7.25

For the three months ended September 30, 2024, continuing earnings increased $1.5 billion compared to the three months ended September 30, 2023, driven by an increase in gains on retained and sold ownership interests of $1.5 billion, related to our GE HealthCare and AerCap investments, an increase in gains on sales of business interests of $0.4 billion, primarily related to the sale of our non-core licensing business, and an increase in segment profit of $0.2 billion. These increases were partially offset by an increase in restructuring and other charges of $0.3 billion and a goodwill impairment loss related to our Colibrium Additive reporting unit of $0.3 billion. Adjusted earnings* were $1.3 billion, an increase of $0.2 billion, due to an increase in segment profit.
Profit was $1.9 billion, an increase of $1.6 billion. Profit margin was 19.2%, an increase of 1,560 basis points. Operating profit* was $1.8 billion, an increase of $0.2 billion. Operating profit margin* was 20.3%, an increase of 150 basis points.

For the nine months ended September 30, 2024, continuing earnings decreased $3.2 billion compared to the nine months ended September 30, 2023, driven by a decrease in gains on retained and sold ownership interests of $4.6 billion, primarily related to our GE HealthCare and AerCap investments, an increase in restructuring and other charges of $0.3 billion and a goodwill impairment loss related to our Colibrium Additive reporting unit of $0.3 billion. These decreases were partially offset by an increase in segment profit of $0.9 billion, an increase in gains on sales of business interests of $0.5 billion, primarily related to the sale of our non-core licensing business, an increase in Insurance profit of $0.3 billion and the nonrecurrence of prior year preferred stock dividends of $0.3 billion. Adjusted earnings* were $3.6 billion, an increase of $1.1 billion, due to an increase in segment profit of $0.9 billion and lower Adjusted Corporate & Other operating costs*.
Profit was $5.3 billion, a decrease of $3.4 billion. Profit margin was 19.1%, a decrease from 33.9%. Operating profit* was $5.3 billion, an increase of $1.0 billion. Operating profit margin* was 20.9%, an increase of 280 basis points.

Global material availability and supplier delivery performance continue to cause disruptions and have impacted our production and delivery of equipment and services to our customers. We are investing in our manufacturing facilities, overhaul facilities and our supply chain to increase production and strengthen yield in order to improve delivery to our customers. We continue to partner with our suppliers to improve material input, and work with our customers to calibrate future production rates. We are leveraging FLIGHT DECK and partnering with suppliers to improve material input and proactively managing the impact of inflationary pressure by driving cost productivity and adjusting the pricing of our products and services. We expect the impact of supply chain constraints and inflation will continue, and we are continuing to take action to mitigate the impacts.

Given the significant business we have with airframers and many airlines, challenges affecting the commercial aviation industry or key participants can adversely impact the demand for our products and services, the timing of orders, deliveries and related payments and other factors. We are monitoring the production and other challenges at The Boeing Company, including the ongoing strike, and we continue to align with them on production expectations and assess potential impacts to our business. The impacts from the strike to our revenues, earnings and cash flows for the three and nine months ended September 30, 2024 have not been significant.

*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 5

SEGMENT OPERATIONS
COMMERCIAL ENGINES & SERVICES. Our results in the third quarter of 2024 reflect robust demand for commercial air travel with departures up high-single digits year-to-date. We are in frequent communication with our airline, airframe, and maintenance, repair and overhaul (MRO) customers about the outlook for commercial air travel, new aircraft production, fleet retirements and after-market services, including shop visit and spare parts demand.

Internal shop visit output was relatively flat in the third quarter compared to the third quarter of 2023, while total engine deliveries decreased primarily due to supply chain constraints. We are investing in our manufacturing and overhaul facilities and are deploying engineering and supply chain resources to increase production, expand capacity and strengthen yield.

Total engineering investments, both company and partner-funded, increased compared to prior year. We remain committed to investing in developing and maturing technologies that enable a more sustainable future of flight. Notably, CFM International's Revolutionary Innovation for Sustainable Engines (RISE) program is a suite of pioneering technologies including Open Fan, compact core and hybrid electric systems for compatibility with alternative fuels. We recently shared that we are beginning to plan for dust ingestion tests on the Open Fan design. This is one of several initiatives underway to help invent the future of flight.

	Three months ended September 30		Nine months ended September 30
Sales in units, except where noted	2024	2023	2024	2023
Commercial Engines	501	520	1,392	1,544
LEAP Engines(a)	365	389	1,029	1,174
Internal Shop Visit Growth %(b)	(1)%	2%	5%	14%
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

RPO	September 30, 2024	December 31, 2023
Equipment	$8,412	$6,508
Services	140,102	131,028
Total RPO	$148,513	$137,535

RPO as of September 30, 2024 increased $11.0 billion, or 8%, from December 31, 2023, primarily as a result of engines contracted under long-term service agreements that have now been put into service and from equipment orders outpacing revenues recognized.

SEGMENT REVENUES AND PROFIT	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Equipment	$1,686	$1,604	$4,819	$4,510
Services	5,317	4,853	14,412	12,916
Total segment revenues	$7,003	$6,457	$19,231	$17,426

Segment profit	$1,799	$1,545	$4,897	$4,148
Segment profit margin	25.7%	23.9%	25.5%	23.8%

For the three months ended September 30, 2024, segment revenues were up $0.5 billion, or 8%, and segment profit was up $0.3 billion, or 16%, compared to the three months ended September 30, 2023.
Revenues increased primarily due to higher spare parts volume, increased internal shop visit workscopes, improved pricing and favorable customer mix. These increases were partially offset by lower deliveries of new engines due to supply chain constraints.
Profit increased primarily due to increased spare parts volume, improved pricing and favorable services mix. These increases were partially offset by inflation and higher growth investment.

For the nine months ended September 30, 2024, segment revenues were up $1.8 billion, or 10%, and segment profit was up $0.7 billion, or 18%, compared to the nine months ended September 30, 2023.
Revenues increased primarily due to higher services volume across internal shop visits and spare parts and improved pricing. These increases were partially offset by lower deliveries of new engines due to supply chain constraints and an unfavorable change in estimated profitability of our long-term service agreements of $0.1 billion.
Profit increased primarily due to increased spare parts volume, improved pricing and favorable services mix. These increases were partially offset by inflation, higher growth investment, lower spare engine deliveries and an unfavorable change in estimated profitability of our long-term service agreements of $0.1 billion.

2024 3Q FORM 10-Q 6

DEFENSE & PROPULSION TECHNOLOGIES. Our results in the third quarter of 2024 reflect domestic and international government defense departments’ focus on modernizing and scaling their forces while continuing flight operations, driving services demand. A key underlying driver of our business is government funding, as most of the revenue in Defense & Systems is derived from funding that flows through the U.S. Department of Defense (DoD) budget, or equivalent international budgets. National defense budgets are expected to grow in the U.S. in the low-single digits and internationally in the mid-single digits. In March 2024, Congress passed its defense funding bill for fiscal year 2024, which includes funding that supports our advanced engine development research, classified programs and product procurement and maintenance in other engine lines.

Additionally, the DoD is focused on advanced combat, enhancing platform capability and groundbreaking technology primarily in classified programs, including support for the next generation T901 turboshaft engine and advanced engine architectures. In June 2024, GE Aerospace delivered two T901-GE-900 engines to Sikorsky for integration and testing aboard a UH-60 Black Hawk as part of the U.S. Army upgrade program. In addition, GE Aerospace was awarded a $1.1 billion contract to provide T700 series turbine engines to the U.S. Army through the first half of 2029.

	Three months ended September 30		Nine months ended September 30
Sales in units, except where noted	2024	2023	2024	2023
Defense engines	94	95	306	403

RPO	September 30, 2024	December 31, 2023
Equipment	$10,798	$9,739
Services	6,777	6,729
Total RPO	$17,576	$16,468

RPO as of September 30, 2024 increased $1.1 billion, or 7%, from December 31, 2023, primarily due to increases in equipment from Defense & Systems orders outpacing revenues recognized. Equipment growth was primarily driven by engine and flight management system orders.

	Three months ended September 30		Nine months ended September 30
SEGMENT REVENUES AND PROFIT	2024	2023	2024	2023
Defense & Systems (D&S)	$1,428	$1,455	$4,452	$4,360
Propulsion & Additive Technologies (P&AT)	815	750	2,503	2,186
Total segment revenues	$2,243	$2,205	$6,955	$6,546

Equipment	$936	$878	$3,017	$2,871
Services	1,306	1,327	3,939	3,674
Total segment revenues	$2,243	$2,205	$6,955	$6,546

Segment profit	$220	$269	$820	$671
Segment profit margin	9.8%	12.2%	11.8%	10.3%

For the three months ended September 30, 2024, segment revenues were up 2% and segment profit was down 18% compared to the three months ended September 30, 2023.
Revenues increased in P&AT primarily from higher output at Avio Aero and improved pricing. The increase in P&AT was partially offset by a decrease in D&S revenues where improved pricing was more than offset by unfavorable engine mix and lower engine deliveries due to supply chain constraints.
Profit decreased primarily due to inflation in our supply chain, engine mix and incremental investments to support next generation products.

For the nine months ended September 30, 2024, segment revenues were up $0.4 billion or 6% and segment profit was up $0.1 billion or 22% compared to the nine months ended September 30, 2023.
Revenues increased in both D&S and P&AT. D&S revenues increased primarily due to services growth, improved pricing and an increase in development program revenues. This increase was partially offset by lower engine deliveries. P&AT revenues increased, primarily due to higher output at Avio Aero and improved pricing.
Profit increased primarily due to services growth, improved pricing, more favorable equipment and services mix and prior year impacts from program costs. This increase was partially offset by incremental investments to support next generation products and lower deliveries of new engines.

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
2024 3Q FORM 10-Q 7

REVENUES AND OPERATING PROFIT (COST)	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Insurance revenues (Note 12)	$899	$842	$2,649	$2,480
Eliminations and other	(303)	(202)	(945)	(560)
Corporate & Other revenues	$596	$640	$1,704	$1,921
Gains (losses) on purchases and sales of business interests	$356	$—	$375	$(108)
Gains (losses) on retained and sold ownership interests and other equity securities (Note 18)	357	(1,110)	598	5,155
Restructuring and other charges (Note 19)(a)	(378)	(44)	(525)	(130)
Separation costs (Note 19)	(74)	(147)	(408)	(474)
Insurance profit (loss) (Note 12)	171	99	541	233
U.S. tax equity profit (loss)	(52)	(34)	(130)	(108)
Goodwill impairments (Note 7)	(251)	—	(251)	—
Adjusted Corporate & Other operating costs (Non-GAAP)	(201)	(220)	(452)	(593)
Corporate & Other operating profit (cost) (GAAP)	$(73)	$(1,455)	$(252)	$3,974
Less: gains (losses), impairments, Insurance, and restructuring & other	128	(1,236)	201	4,567
Adjusted Corporate & Other operating costs (Non-GAAP)	$(201)	$(220)	$(452)	$(593)

Corporate & Other costs	(96)	(136)	(84)	(347)
Eliminations	(105)	(84)	(369)	(246)
Adjusted Corporate & Other operating costs (Non-GAAP)	$(201)	$(220)	$(452)	$(593)
(a) Included costs of $328 million and $363 million for the settlement of the Sjunde AP-Fonden shareholder lawsuit for the three and nine months ended September 30, 2024, respectively. See Note 22 for further information.

Adjusted Corporate & Other operating costs* excludes gains (losses) on purchases and sales of business interests, gains (losses) on retained and sold ownership interests and other equity securities, higher-cost restructuring programs, separation costs, our run-off Insurance operations, U.S. tax equity profit (loss) and goodwill impairments. We believe that adjusting Corporate & Other costs to exclude the effects of items that are not closely associated with ongoing corporate operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

For the three months ended September 30, 2024, revenues decreased compared to the three months ended September 30, 2023, primarily due to higher intersegment eliminations. Corporate & Other operating costs decreased by $1.4 billion due to $1.5 billion of higher gains on retained and sold ownership interests and other equity securities, related to our GE HealthCare and AerCap investments, $0.4 billion of gains on sales of business interests, primarily related to the sale of our non-core licensing business, $0.1 billion of lower separation costs and $0.1 billion of higher Insurance profit, partially offset by $0.3 billion of higher restructuring and other costs and $0.3 billion of goodwill impairments, related to our Colibrium Additive reporting unit.
Adjusted Corporate & Other operating costs* decreased primarily due to a reduction in our structural costs and favorability from higher bank interest, partially offset by higher intersegment eliminations primarily resulting from additional intercompany engine parts sales volume.

For the nine months ended September 30, 2024, revenues decreased by $0.2 billion compared to the nine months ended September 30, 2023, primarily due to higher intersegment eliminations, partially offset by an increase in our run-off Insurance operations revenues. Corporate & Other operating profit decreased by $4.2 billion due to $4.6 billion of lower gains on retained and sold ownership interests and other equity securities, primarily related to our GE HealthCare and AerCap investments, $0.4 billion of higher restructuring and other charges, and $0.3 billion of goodwill impairments, related to our Colibrium Additive reporting unit, partially offset by $0.5 billion of higher gains on sales of business interests, primarily related to the sale of our non-core licensing business and prior year valuation allowance losses related to the planned sale of the Electric Insurance business, $0.3 billion of higher insurance profit and $0.1 billion of lower separation costs.
Adjusted Corporate & Other operating costs* decreased by $0.2 billion primarily due to a reduction in our structural costs and favorability from higher bank interest, partially offset by higher intersegment eliminations primarily resulting from additional intercompany engine parts sales volume.

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

INTEREST AND OTHER FINANCIAL CHARGES were $0.3 billion for both the three months and $0.8 billion for both the nine months ended September 30, 2024 and 2023, respectively. The primary components of interest and other financial charges are interest on short- and long-term borrowings.
*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 8

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for information about our pension and retiree benefit plans.

INCOME TAXES. For the three months ended September 30, 2024, the effective income tax rate was 10.5% compared to 7.8% for the three months ended September 30, 2023.

The provision for income taxes was $0.2 billion and an insignificant amount for the three months ended September 30, 2024 and 2023, respectively. The increase in the tax provision was primarily due to a decrease in tax benefit associated with separation activities and an increase in tax expense due to higher pre-tax income excluding gains and losses on our retained and sold ownership interests for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

For the three months ended September 30, 2024, the adjusted effective income tax rate* was 20.3% compared to 19.2% for the three months ended September 30, 2023. The adjusted provision (benefit) for income taxes* was $0.3 billion and $0.3 billion for the three months ended September 30, 2024 and 2023, respectively. The change in the tax provision was primarily due to the tax effect of the increase in adjusted earnings before taxes* for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

For the nine months ended September 30, 2024, the effective income tax rate was 10.6% compared to 5.6% for the nine months ended September 30, 2023. See Note 15 for further information.

The provision for income taxes was $0.6 billion and $0.5 billion for the nine months ended September 30, 2024 and 2023, respectively. The increase in the tax provision was primarily due to an increase in tax expense due to higher pre-tax income excluding gains and losses on our retained and sold ownership interests for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, partially offset by an increase in tax benefits associated with separation activities and equity compensation.

For the nine months ended September 30, 2024, the adjusted effective income tax rate* was 20.4% compared to 20.8% for the nine months ended September 30, 2023. The adjusted provision (benefit) for income taxes* was $0.9 billion and $0.7 billion for the nine months ended September 30, 2024 and 2023, respectively. The increase in the tax provision was primarily due to the tax effect of the increase in adjusted earnings before taxes* partially offset by an increase in tax benefit associated with equity compensation for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flows* from our operating businesses, and access to capital markets. If needed, we can also draw from short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including seasonality, receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of customer allowances and market conditions. Total cash, cash equivalents and restricted cash was $13.7 billion at September 30, 2024, of which $4.6 billion was held in the U.S. and $9.1 billion was held outside the U.S.

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

Cash, cash equivalents and restricted cash at September 30, 2024 included $0.4 billion of cash held in countries with currency control restrictions. Cash held in countries with currency controls represents amounts held in countries that may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Excluded from cash, cash equivalents and restricted cash was $1.4 billion of cash in our run-off Insurance business, which was classified as All other assets in the Statement of Financial Position.

*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 9

As part of the spin-off of GE HealthCare completed in the first quarter of 2023, we retained an approximately 19.9% stake of GE HealthCare common stock upon the spin. During the nine months ended September 30, 2024, we received total proceeds of $4.1 billion from the disposition of 48.3 million shares of GE HealthCare. As of September 30, 2024, our remaining interest in GEHC investment is 13.3 million shares (2.9% ownership interest). We intend to exit our remaining stake in GE HealthCare in an orderly manner. See Notes 3 and 18 for further information.

Following approval of a statutory permitted accounting practice in 2018 by our primary insurance regulator, the Kansas Insurance Department (KID), we have since provided a total of $15.0 billion of capital contributions to our insurance subsidiaries, including the final contribution of $1.8 billion in the first quarter of 2024. See Note 12 for further information.

On March 7, 2024, the Company announced that the Board of Directors had authorized the repurchase of up to $15.0 billion of our common stock, which replaced our previous $3.0 billion share repurchase authorization. Under this program, shares may be repurchased on the open market, under accelerated share repurchase programs, or under plans complying with rules 10b5-1 and 10b-18 as amended. In connection with this authorization, we repurchased 19.6 million shares for $3.3 billion through September 30, 2024.

BORROWINGS. Consolidated total borrowings were $19.9 billion and $20.5 billion at September 30, 2024 and December 31, 2023, respectively, a decrease of $0.6 billion, mainly due to maturities. In April 2024, the Company replaced its previous $10.0 billion syndicated credit facility with a five-year unsecured revolving credit facility in an aggregate committed amount of $3.0 billion.

CREDIT RATINGS AND CONDITIONS. We have relied, and may continue to rely, on the short- and long-term debt capital markets to fund, among other things, a significant portion of our operations. The cost and availability of debt financing is influenced by our credit ratings. Moody’s Investors Service (Moody’s), and Standard and Poor’s Global Ratings (S&P) currently issue ratings on our short- and long-term debt. Fitch, which previously issued ratings on us, affirmed our BBB+ long term rating and F1 short-term rating and subsequently withdrew its ratings on us on September 13, 2024 at our request. Our credit ratings as of the date of this filing are set forth in the table below.

	Moody's	S&P
Outlook	Positive	Stable
Short term	P-2	A-2
Long term	Baa1	BBB+

Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Substantially all of the Company's debt agreements in place at September 30, 2024 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility contain a customary net debt-to-EBITDA financial covenant, which we satisfied at September 30, 2024.

FOREIGN EXCHANGE RISK. As a result of our global operations, we generate and incur a small portion of our revenues and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the British Sterling pound, and Brazilian real. The effect of foreign currency fluctuations on earnings was immaterial. See Note 20 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS
CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and postretirement plans.

Cash from operating activities was $4.5 billion in nine months ended September 30, 2024, an increase of $1.1 billion compared to the nine months ended September 30, 2023, primarily due to: an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained and sold ownership interests in GE HealthCare, AerCap and Baker Hughes) driven by all segments, a decrease in income tax payments, an increase in sales discounts and allowances, primarily due to higher spare parts shipments, partially offset by working capital growth. The components of All other operating activities included:

Nine months ended September 30	2024	2023
Increase (decrease) in employee benefit liabilities	45	328
Net restructuring and other charges/(cash expenditures)	283	(24)
(Gains) losses on purchases and sales of business interests	(377)	107
Net interest and other financial charges/(cash paid)	18	(133)
Other deferred assets	(89)	159
Other	15	6
All other operating activities	$(105)	$444

2024 3Q FORM 10-Q 10

The cash impacts from changes in working capital was $(0.6) billion, a decrease of $0.9 billion compared to the nine months ended September 30, 2023, due to: current receivables of $(0.6) billion, driven by higher volume partially offset by higher collections, including increased collections from CFM International; inventories, including deferred inventory, of $(0.2) billion, driven by higher material purchases and lower liquidations primarily due to output challenges; current contract assets, contract liabilities and current deferred income were flat, driven by higher revenue recognition, offset by higher billings and net unfavorable changes in estimated profitability; progress collections of $0.2 billion, driven by higher collections; and accounts payable of $(0.2) billion, driven by higher disbursements related to purchases of materials in prior periods partially offset by higher volume.
Cash used for investing activities was $0.9 billion in the nine months ended September 30, 2024, an increase of $5.8 billion compared to the nine months ended September 30, 2023, primarily due to: higher cash paid related to net settlements between our continuing operations and businesses in discontinued operations of $3.7 billion, primarily related to the separation of GE Vernova of $2.0 billion in 2024 and lower cash received of $1.1 billion related to the separation of GE HealthCare in 2023 (components of All other investing activities); a decrease in proceeds of $3.0 billion from the disposition of our remaining retained ownership interests in AerCap and Baker Hughes of $4.8 billion in 2023, partially offset by an increase in proceeds of $1.9 billion from GE HealthCare. These increases in cash used were partially offset by lower net purchases of insurance investment securities of $0.5 billion and proceeds from the dispositions of our non-core licensing business and Electric Insurance Company of $0.5 billion. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flows*, was $0.8 billion and $0.6 billion in the nine months ended September 30, 2024 and 2023, respectively.

Cash used for financing activities was $4.5 billion in the nine months ended September 30, 2024, a decrease of $5.7 billion compared to the nine months ended September 30, 2023, primarily due to: cash paid for redemption of GE preferred stock of $5.8 billion in 2023; lower net debt maturities of $2.5 billion; and an increase in cash received of $1.1 billion from stock option exercises (a component of All other financing activities); partially offset by an increase in treasury stock repurchases of $3.2 billion and higher dividends paid to shareholders of $0.2 billion.

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used for operating activities of discontinued operations was $1.1 billion in the nine months ended September 30, 2024, a decrease of $0.2 billion compared to the nine months ended September 30, 2023, primarily driven by lower net losses from our former GE Vernova business and disbursements for purchases of materials and separation costs incurred by our former GE HealthCare business in 2023.

Cash used for investing activities of discontinued operations was $1.1 billion in the nine months ended September 30, 2024, a decrease of $1.5 billion compared to the nine months ended September 30, 2023, primarily driven by higher cash received of $3.7 billion from net settlements between our discontinued operations and businesses in continuing operations, due to cash received of $2.0 billion in 2024 related to the separation of our former GE Vernova business and cash paid of $1.1 billion in 2023 related to the separation of our former GE HealthCare business. In addition, there was a decrease in cash used due to the prior year separation of GE HealthCare cash and cash equivalents of $1.8 billion. These decreases in cash used were partially offset by a reduction of cash and cash equivalents of $4.2 billion due to the separation of GE Vernova in 2024.

Cash used for financing activities of discontinued operations was $0.1 billion in the nine months ended September 30, 2024, a decrease of $2.0 billion compared to the nine months ended September 30, 2023, primarily driven by GE HealthCare's long-term debt issuance of $2.0 billion in connection with the spin-off in 2023.

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our accounting policies and critical accounting estimates.

OTHER ITEMS
INSURANCE. Our 2024 annual review of future policy benefit reserves cash flow assumptions resulted in an immaterial charge to net earnings, indicating claims experience continues to develop consistently with our models. The sensitivities with respect to the impact of changes of key cash flow assumptions underlying our future policy benefit reserves included in our Annual Report on Form 10-K for the year ended December 31, 2023, have not materially changed. See Capital Resources and Liquidity and Notes 3 and 12 for further information related to our run-off insurance operations.

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
2024 3Q FORM 10-Q 11

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

As of September 30, 2024, we estimated GE Vernova RPO and other obligations that relate to GE Aerospace credit support to be approximately $21 billion, an over 60% reduction since year end, of which, approximately $0.6 billion are financial guarantees. We expect, approximately $12 billion of the of RPO related to GE Aerospace credit support obligations to contractually mature within five years from the date of spin-off and credit support on financial guarantees to not exceed a year beyond separation. The Company’s maximum aggregate exposure under the GE Aerospace credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses. The underlying obligations are predominantly customer contracts that GE Vernova performs in the course of its business. We have no known instances historically where payments or performance from us were required under parent company guarantees relating to GE Vernova customer contracts. See Note 22 for additional details regarding guarantees.

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
2024 3Q FORM 10-Q 12

OPERATING PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended September 30			Nine months ended September 30
	2024	2023	V%	2024	2023	V%
Total revenues (GAAP)	$9,842	$9,302	6%	$27,890	$25,893	8%
Less: Insurance revenues (Note 12)	899	842		2,649	2,480
Adjusted revenues (Non-GAAP)	$8,943	$8,461	6%	$25,241	$23,412	8%

Total costs and expenses (GAAP)	$8,970	$8,124	10%	$24,529	$22,883	7%
Less: Insurance cost and expenses (Note 12)	728	742		2,108	2,248
Less: U.S. tax equity cost and expenses	5	—		9	—
Less: interest and other financial charges(a)	251	270		762	767
Less: non-operating benefit cost (income)	(207)	(244)		(628)	(731)
Less: restructuring & other(a)	378	44		525	130
Less: goodwill impairments(a)	251	—		251	—
Less: separation costs(a)	74	147		408	474
Add: noncontrolling interests	(10)	1		(5)	7
Adjusted costs (Non-GAAP)	$7,481	$7,166	4%	$21,089	$20,003	5%

Other income (loss) (GAAP)	$1,021	$(845)	F	$1,965	$5,755	(66)%
Less: U.S. tax equity	(48)	(34)		(121)	(108)
Less: gains (losses) on retained and sold ownership interests and other equity securities(a)	357	(1,110)		598	5,155
Less: gains (losses) on purchases and sales of business interests(a)	356	—		375	(108)
Adjusted other income (loss) (Non-GAAP)	$356	$299	19%	$1,112	$817	36%

Profit (loss) (GAAP)	$1,893	$333	F	$5,327	$8,765	(39)%
Profit (loss) margin (GAAP)	19.2%	3.6%	1,560 bps	19.1%	33.9%	(1,480) bps

Operating profit (loss) (Non-GAAP)	$1,818	$1,594	14%	$5,265	$4,226	25%
Operating profit (loss) margin (Non-GAAP)	20.3%	18.8%	150 bps	20.9%	18.1%	280 bps

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

*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 13

ADJUSTED EARNINGS (LOSS) AND ADJUSTED EFFECTIVE INCOME TAX RATE (NON-GAAP)	Three months ended September 30				Nine months ended September 30
	2024		2023		2024		2023
(Per-share amounts in dollars)	Earnings	EPS	Earnings	EPS	Earnings	EPS	Earnings	EPS
Earnings (loss) from continuing operations (GAAP) (Note 17)	$1,705	$1.56	$215	$0.20	$4,766	$4.34	$7,966	$7.25
Insurance earnings (loss) (pre-tax)	172	0.16	100	0.09	543	0.49	235	0.21
Tax effect on Insurance earnings (loss)	(37)	(0.03)	(23)	(0.02)	(116)	(0.11)	(54)	(0.05)
Less: Insurance earnings (loss) (net of tax) (Note 12)	135	0.12	77	0.07	427	0.39	181	0.17
U.S. tax equity earnings (loss) (pre-tax)	(59)	(0.05)	(47)	(0.04)	(154)	(0.14)	(143)	(0.13)
Tax effect on U.S. tax equity earnings (loss)	70	0.06	54	0.05	189	0.17	173	0.16
Less: U.S. tax equity earnings (loss) (net of tax)	11	0.01	8	0.01	35	0.03	31	0.03
Non-operating benefit (cost) income (pre-tax) (GAAP)	207	0.19	244	0.22	628	0.57	731	0.67
Tax effect on non-operating benefit (cost) income	(43)	(0.04)	(51)	(0.05)	(132)	(0.12)	(154)	(0.14)
Less: Non-operating benefit (cost) income (net of tax)	164	0.15	193	0.18	496	0.45	578	0.53
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	356	0.33	—	—	375	0.34	(108)	(0.10)
Tax effect on gains (losses) on purchases and sales of business interests	(10)	(0.01)	(6)	(0.01)	(5)	—	(3)	—
Less: Gains (losses) on purchases and sales of business interests (net of tax)	346	0.32	(6)	(0.01)	371	0.34	(111)	(0.10)
Gains (losses) on retained and sold ownership interests and other equity securities (pre-tax)(a)	357	0.33	(1,110)	(1.01)	598	0.54	5,155	4.69
Tax effect on gains (losses) on retained and sold ownership interests and other equity securities(b)(c)	—	—	—	—	(1)	—	—	—
Less: Gains (losses) on retained and sold ownership interests and other equity securities (net of tax)	357	0.33	(1,110)	(1.01)	597	0.54	5,155	4.69
Restructuring & other (pre-tax)(a)	(378)	(0.35)	(44)	(0.04)	(525)	(0.48)	(130)	(0.12)
Tax effect on restructuring & other	79	0.07	9	0.01	110	0.10	27	0.02
Less: Restructuring & other (net of tax)	(298)	(0.27)	(35)	(0.03)	(415)	(0.38)	(103)	(0.09)
Goodwill impairments (pre-tax)(a)	(251)	(0.23)	—	—	(251)	(0.23)	—	—
Tax effect on goodwill impairments	—	—	—	—	—	—	—	—
Less: goodwill impairments (net of tax)	(251)	(0.23)	—	—	(251)	(0.23)	—	—
Separation costs (pre-tax)(a)	(74)	(0.07)	(147)	(0.13)	(408)	(0.37)	(474)	(0.43)
Tax effect on separation costs	61	0.06	247	0.22	311	0.28	244	0.22
Less: Separation costs (net of tax)	(13)	(0.01)	100	0.09	(97)	(0.09)	(230)	(0.21)
Less: Excise tax and accretion of preferred share redemption	—	—	(28)	(0.03)	—	—	(58)	(0.05)
Adjusted earnings (loss) (Non-GAAP)	$1,255	$1.15	$1,016	$0.92	$3,602	$3.28	$2,523	$2.30

Earnings (loss) from continuing operations before taxes (GAAP)	$1,893		$333		$5,327		$8,765
Less: Total adjustments above (pre-tax)	330		(1,004)		807		5,266
Adjusted earnings before taxes (Non-GAAP)	$1,563		$1,337		$4,520		$3,498

Provision (benefit) for income taxes (GAAP)	$198		$26		$567		$493
Less: Tax effect on adjustments above	(121)		(231)		(357)		(235)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$318		$257		$923		$728

Effective income tax rate (GAAP)	10.5%		7.8%		10.6%		5.6%
Adjusted effective income tax rate (Non-GAAP)	20.3%		19.2%		20.4%		20.8%

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
*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 14

FREE CASH FLOWS (FCF) (NON-GAAP)	Nine months ended September 30
	2024	2023
Cash flows from operating activities (CFOA) (GAAP)	$4,499	$3,354
Add: gross additions to property, plant and equipment and internal-use software	(765)	(612)
Less: separation cash expenditures	(716)	(617)
Less: Corporate & Other restructuring cash expenditures	(123)	(128)
Free cash flows (FCF) (Non-GAAP)	$4,572	$3,487

We believe investors may find it useful to compare free cash flows* performance without the effects of separation cash expenditures and Corporate & Other restructuring cash expenditures (associated with the separation-related program announced in the fourth quarter of 2022). We believe this measure will better allow management and investors to evaluate the capacity of our operations to generate free cash flows. We also use FCF* as a performance metric at the company level for our annual executive incentive plan and performance stock units granted in 2024.

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2024, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 7, 2024, the Board of Directors authorized up to $15 billion of common share repurchases. We repurchased 7,901 thousand shares for $1,311 million during the three months ended September 30, 2024 under this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorizations	Approximate dollar value of shares that may yet be purchased under our $15 billion share repurchase authorization
(Shares in thousands)

2024
July	1,748	$166.33	1,748
August	6,153	165.77	6,153
September	—	—	—
Total	7,901	$165.90	7,901	$11,744

*Non-GAAP Financial Measure
2024 3Q FORM 10-Q 15

STATEMENT OF EARNINGS (LOSS) (UNAUDITED)	Three Months Ended September 30		Nine months ended September 30
(In millions, per-share amounts in dollars)	2024	2023	2024	2023
Sales of equipment	$2,448	$2,298	$7,044	$6,804
Sales of services	6,495	6,162	18,198	16,608
Insurance revenues (Note 12)	899	842	2,649	2,480
Total revenues	9,842	9,302	27,890	25,893

Cost of equipment sold	2,625	2,443	7,391	7,187
Cost of services sold	3,601	3,549	10,155	9,496
Selling, general and administrative expenses	1,330	1,001	3,280	2,846
Separation costs	74	147	408	474
Research and development	331	247	901	715
Interest and other financial charges	251	270	762	767
Insurance losses, annuity benefits and other costs (Note 12)	714	710	2,008	2,129
Goodwill impairments (Note 7)	251	—	251	—
Non-operating benefit cost (income)	(207)	(244)	(628)	(731)
Total costs and expenses	8,970	8,124	24,529	22,883

Other income (loss) (Note 18)	1,021	(845)	1,965	5,755

Earnings (loss) from continuing operations before income taxes	1,893	333	5,327	8,765
Benefit (provision) for income taxes (Note 15)	(198)	(26)	(567)	(493)
Earnings (loss) from continuing operations	1,695	307	4,760	8,272
Earnings (loss) from discontinued operations, net of taxes (Note 2)	147	31	(85)	(415)
Net earnings (loss)	1,842	338	4,676	7,857
Less net earnings (loss) attributable to noncontrolling interests	(10)	(14)	18	(37)
Net earnings (loss) attributable to the Company	1,852	352	4,657	7,894
Preferred stock dividends	—	(91)	—	(295)
Net earnings (loss) attributable to common shareholders	$1,852	$261	$4,657	$7,599

Amounts attributable to common shareholders
Earnings (loss) from continuing operations	$1,695	$307	$4,760	$8,272
Less net earnings (loss) attributable to noncontrolling interests,
continuing operations	(10)	1	(5)	7
Earnings (loss) from continuing operations attributable to the Company	1,705	306	4,766	8,264
Preferred stock dividends	—	(91)	—	(295)
Earnings (loss) from continuing operations attributable
to common shareholders	1,705	215	4,766	7,970
Earnings (loss) from discontinued operations attributable
to common shareholders	147	46	(108)	(371)
Net earnings (loss) attributable to common shareholders	$1,852	$261	$4,657	$7,599

Earnings (loss) per share from continuing operations (Note 17)
Diluted earnings (loss) per share	$1.56	$0.20	$4.34	$7.25
Basic earnings (loss) per share	$1.57	$0.20	$4.38	$7.32

Net earnings (loss) per share (Note 17)
Diluted earnings (loss) per share	$1.70	$0.24	$4.24	$6.92
Basic earnings (loss) per share	$1.71	$0.24	$4.28	$6.98

2024 3Q FORM 10-Q 16

STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share amounts)	September 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$13,724	$15,204
Investment securities (Note 3)	2,232	5,706
Current receivables (Note 4)	8,936	8,703
Inventories, including deferred inventory costs (Note 5)	9,718	8,284
Current contract assets (Note 8)	2,884	2,875
All other current assets (Note 9)	1,156	1,244
Assets of businesses held for sale (Note 2)	—	541
Current assets	38,649	42,556

Investment securities (Note 3)	39,514	38,000
Property, plant and equipment – net (Note 6)	7,254	7,246
Goodwill (Note 7)	8,754	8,948
Other intangible assets – net (Note 7)	4,371	4,642
Contract and other deferred assets (Note 8)	4,823	4,785
All other assets (Note 9)	13,836	11,695
Deferred income taxes (Note 15)	7,491	7,502
Assets of discontinued operations (Note 2)	2,006	47,927
Total assets	$126,698	$173,300

Short-term borrowings (Note 10)	$1,681	$1,108
Accounts payable (Note 11)	7,829	7,516
Progress collections (Note 8)	6,477	6,177
Contract liabilities and deferred income (Note 8)	9,047	8,322
Sales discounts and allowances (Note 14)	4,073	3,741
All other current liabilities (Note 14)	4,986	4,860
Liabilities of businesses held for sale (Note 2)	—	378
Current liabilities	34,093	32,103

Deferred income (Note 8)	972	975
Long-term borrowings (Note 10)	18,240	19,417
Insurance liabilities and annuity benefits (Note 12)	39,147	39,624
Non-current compensation and benefits (Note 14)	7,169	7,656
All other liabilities (Note 14)	6,647	5,708
Liabilities of discontinued operations (Note 2)	1,328	39,213
Total liabilities	107,595	144,695

Common stock (1,082,294,004 and 1,088,415,995 shares outstanding at September 30, 2024 and December 31, 2023, respectively) (Note 16)	15	15
Accumulated other comprehensive income (loss) – net attributable to the Company (Note 16)	(4,375)	(6,150)
Other capital	24,406	26,962
Retained earnings	78,889	86,553
Less common stock held in treasury	(80,061)	(79,976)
Total shareholders’ equity	18,874	27,403
Noncontrolling interests	229	1,202
Total equity	19,102	28,605
Total liabilities and equity	$126,698	$173,300

2024 3Q FORM 10-Q 17

STATEMENT OF CASH FLOWS (UNAUDITED)	Nine months ended September 30
(In millions)	2024	2023
Net earnings (loss)	$4,676	$7,857
(Earnings) loss from discontinued operations activities	85	415
Adjustments to reconcile net earnings (loss) to cash from (used for) operating activities:
Depreciation and amortization of property, plant and equipment	625	592
Amortization of intangible assets (Note 7)	261	278
Goodwill impairments (Note 7)	251	—
(Gains) losses on equity securities (Note 18)	(723)	(5,185)
Principal pension plans cost (Note 13)	(491)	(570)
Principal pension plans employer contributions	(142)	(134)
Other postretirement benefit plans (net)	(221)	(273)
Provision (benefit) for income taxes (Note 15)	567	493
Cash recovered (paid) during the year for income taxes	(42)	(703)
Changes in operating working capital:
Decrease (increase) in current receivables	(750)	(112)
Decrease (increase) in inventories, including deferred inventory costs	(1,416)	(1,198)
Decrease (increase) in current contract assets	(7)	(1)
Increase (decrease) in contract liabilities and current deferred income	759	757
Increase (decrease) in progress collections	283	119
Increase (decrease) in accounts payable	560	724
Increase (decrease) in sales discounts and allowances	331	(147)
All other operating activities	(105)	444
Cash from (used for) operating activities – continuing operations	4,499	3,354
Cash from (used for) operating activities – discontinued operations	(1,086)	(1,304)
Cash from (used for) operating activities	3,413	2,049

Additions to property, plant and equipment and internal-use software	(765)	(612)
Dispositions of property, plant and equipment	102	54
Proceeds from principal business dispositions	507	—
Net cash from (payments for) principal businesses purchased	(126)	(41)
Sales of retained ownership interests	4,080	7,037
Net (purchases) dispositions of insurance investment securities	(698)	(1,240)
All other investing activities	(3,997)	(319)
Cash from (used for) investing activities – continuing operations	(898)	4,879
Cash from (used for) investing activities – discontinued operations	(1,090)	(2,597)
Cash from (used for) investing activities	(1,987)	2,282

Net increase (decrease) in borrowings (maturities of 90 days or less)	3	(64)
Newly issued debt (maturities longer than 90 days)	—	—
Repayments and other debt reductions (maturities longer than 90 days)	(733)	(3,157)
Dividends paid to shareholders	(702)	(501)
Redemption of preferred stock	—	(5,795)
Purchases of common stock for treasury	(4,159)	(945)
All other financing activities	1,139	299
Cash from (used for) financing activities – continuing operations	(4,453)	(10,163)
Cash from (used for) financing activities – discontinued operations	(98)	1,945
Cash from (used for) financing activities	(4,551)	(8,218)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(58)	(91)
Increase (decrease) in cash, cash equivalents and restricted cash	(3,183)	(3,978)
Cash, cash equivalents and restricted cash at beginning of year	19,755	19,092
Cash, cash equivalents and restricted cash at September 30	16,572	15,114
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	(1,468)	(2,880)
Cash, cash equivalents and restricted cash of continuing operations at September 30	$15,104	$12,233
2024 3Q FORM 10-Q 18

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions)	2024	2023	2024	2023
Net earnings (loss)	$1,842	$338	$4,676	$7,857
Less: net earnings (loss) attributable to noncontrolling interests	(10)	(14)	18	(37)
Net earnings (loss) attributable to the Company	$1,852	$352	$4,657	$7,894

Currency translation adjustments	72	(396)	2,161	2,085
Benefit plans	(140)	(188)	(1,127)	(2,680)
Investment securities and cash flow hedges	1,232	(1,379)	475	(1,147)
Long-duration insurance contracts	(1,504)	2,187	250	660
Less: other comprehensive income (loss) attributable to noncontrolling interests	—	1	(17)	(3)
Other comprehensive income (loss) attributable to the Company	$(339)	$223	$1,776	$(1,079)

Comprehensive income (loss)	$1,503	$562	$6,434	$6,775
Less: comprehensive income (loss) attributable to noncontrolling interests	(10)	(12)	1	(40)
Comprehensive income (loss) attributable to the Company	$1,513	$575	$6,433	$6,815

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions)	2024	2023	2024	2023
Common stock issued	$15	$15	$15	$15

Beginning balance	(4,035)	(3,573)	(6,150)	(2,272)
Currency translation adjustments	72	(397)	2,181	2,086
Benefit plans	(140)	(188)	(1,120)	(2,678)
Investment securities and cash flow hedges	1,232	(1,379)	465	(1,147)
Long-duration insurance contracts	(1,504)	2,187	250	660
Accumulated other comprehensive income (loss)	$(4,375)	$(3,351)	$(4,375)	$(3,351)
Beginning balance	25,282	30,426	26,962	34,173
Gains (losses) on treasury stock dispositions	(953)	(491)	(2,831)	(1,503)
Stock-based compensation	71	87	303	257
Other changes(a)	6	(2,793)	(29)	(5,698)
Other capital	$24,406	$27,229	$24,406	$27,229
Beginning balance	77,349	84,873	86,553	83,001
Net earnings (loss) attributable to the Company	1,852	352	4,657	7,894
Dividends and other transactions with shareholders(b)	(312)	(180)	(12,300)	(5,856)
Other	—	—	(21)	6
Retained earnings	$78,889	$85,045	$78,889	$85,045
Beginning balance	(80,013)	(80,524)	(79,976)	(81,209)
Purchases	(1,540)	(315)	(4,192)	(953)
Dispositions	1,491	595	4,107	1,918
Common stock held in treasury	$(80,061)	$(80,244)	$(80,061)	$(80,244)
GE Aerospace shareholders' equity balance	18,874	28,694	18,874	28,694
Noncontrolling interests balance(c)	229	1,167	229	1,167
Total equity balance at September 30	$19,102	$29,860	$19,102	$29,860
(a) Included decreases of $2,795 million and $5,795 million, substantially all in Other capital related to our redemption of GE preferred stock in the three and nine months ended September 30, 2023.
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

2024 3Q FORM 10-Q 19

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. Our financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP), which requires us to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position and cash flows. Such changes could result in future impairments of goodwill, intangibles, long-lived assets, contract assets and investment securities, revisions to estimated profitability on long-term product service and other service agreements, incremental credit losses on receivables and debt securities, incremental losses related to our contingencies, a change in the carrying amount of our tax assets and liabilities, or a change in our insurance liabilities and pension obligations as of the time of a relevant measurement event.

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

In the second quarter of 2024, we classified our non-core licensing business into business held for sale. In the third quarter of 2024, we completed the sale to Dolby Laboratories, Inc. for cash proceeds of $441 million. GE Aerospace will retain intellectual property related to its core aerospace and defense technologies as well as the trademark portfolio for the GE brand.

ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE	September 30, 2024	December 31, 2023
Non-current captive insurance investment securities	$—	$570
Property, plant and equipment and intangible assets - net	—	17
Valuation allowance on disposal group classified as held for sale	—	(124)
All other assets	—	77
Assets of businesses held for sale	$—	$541
Insurance liabilities and annuity benefits	$—	$376
Accounts payable and other liabilities	—	1
Borrowings	—	—
Liabilities of businesses held for sale	$—	$378

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

2024 3Q FORM 10-Q 20

We have continuing involvement with GE Vernova primarily through ongoing sales of products, a transition services agreement, through which GE Aerospace and GE Vernova continue to provide certain services to each other for a period of time following the separation, a separation and distribution agreement, including performance and financial guarantees, a tax matters agreement and a trademark licensing agreement. For the six months (post separation) ended September 30, 2024, we had direct and indirect sales of $146 million to GE Vernova, primarily related to engine sales and parts. We collected net cash of $746 million related to the transition services agreement and sales of engines and parts.

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

We have continuing involvement with GE HealthCare primarily through a transition services agreement, through which GE Aerospace and GE HealthCare continue to provide certain services to each other for a period of time following the separation, a tax matters agreement and a trademark licensing agreement. For the nine months ended September 30, 2024, we collected net cash of $203 million related to these activities.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. As previously reported, a settlement program was adopted and we recorded a charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH was $2,711 million and $2,669 million as of September 30, 2024 and December 31, 2023, respectively. In order to maintain appropriate regulatory capital levels, during the year ended December 31, 2023, we made the previously reported non-cash capital contributions in the form of intercompany loan forgiveness of $1,797 million; no incremental contributions from GE Aerospace were required during the nine months ended September 30, 2024. For further information about factors that are relevant to the estimate of total losses for borrower litigation at Bank BPH, see Note 22. Future changes or adverse developments could increase our estimate of total losses and potentially require future cash contributions to Bank BPH.

The Bank BPH financing receivable portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields and estimates with respect to ongoing borrower litigation. At September 30, 2024, the total portfolio had no carrying value, net of a valuation allowance. Earnings (loss) related to ongoing borrower litigation were zero in pre-tax charges for both the three and nine months ended September 30, 2024, and zero and $1,189 million in pre-tax charges for the three and nine months ended September 30, 2023, respectively.

RESULTS OF DISCONTINUED OPERATIONS Three months ended September 30	2024				2023
	GE Vernova	GE HealthCare	Bank BPH & Other	Total	GE Vernova	GE HealthCare	Bank BPH & Other	Total
Total revenues	$—	$—	$—	$—	$8,233	$—	$—	$8,233
Cost of equipment and services sold	—	—	—	—	(7,120)	—	—	(7,120)
Other income, costs and expenses	(1)	—	6	5	(1,142)	(34)	(5)	(1,182)
Earnings (loss) of discontinued operations before income taxes	(1)	—	6	5	(29)	(34)	(5)	(68)
Benefit (provision) for income taxes	136	—	1	137	(113)	222	(12)	97
Earnings (loss) of discontinued operations, net of taxes	135	—	7	142	(142)	188	(17)	29

Gain (loss) on disposal before income taxes	—	—	6	6	—	—	2	2
Benefit (provision) for income taxes	—	—	(1)	(1)	—	—	—	—
Gain (loss) on disposal, net of taxes	—	—	6	6	—	—	2	2
Earnings (loss) from discontinued operations, net of taxes	$135	$—	$13	$147	$(142)	$188	$(15)	$31

2024 3Q FORM 10-Q 21

RESULTS OF DISCONTINUED OPERATIONS Nine months ended September 30	2024				2023
	GE Vernova	GE HealthCare	Bank BPH & Other	Total	GE Vernova	GE HealthCare	Bank BPH & Other	Total
Total revenues	$7,244	$—	$—	$7,244	$23,156	$—	$—	$23,156
Cost of equipment and services sold	(6,074)	—	—	(6,074)	(19,872)	—	—	(19,872)
Other income, costs and expenses	(1,300)	11	10	(1,280)	(3,861)	(54)	(1,246)	(5,162)
Earnings (loss) of discontinued operations before income taxes	(130)	11	10	(110)	(577)	(54)	(1,246)	(1,877)
Benefit (provision) for income taxes	4	(2)	6	8	(250)	1,708	(2)	1,457
Earnings (loss) of discontinued operations, net of taxes	(126)	8	16	(102)	(827)	1,654	(1,248)	(421)

Gain (loss) on disposal before income taxes	—	—	18	18	—	—	6	6
Benefit (provision) for income taxes	—	—	(1)	(1)	—	—	—	—
Gain (loss) on disposal, net of taxes	—	—	17	17	—	—	6	6
Earnings (loss) from discontinued operations, net of taxes	$(126)	$8	$33	$(85)	$(827)	$1,654	$(1,242)	$(415)

The tax benefit for the nine months ended September 30, 2023 for GE HealthCare relates to preparatory steps for the spin-off, which resulted in taxable gain offset by a deferred tax asset and the reversal of valuation allowances for capital loss carryovers utilized against a portion of the gain.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	September 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$1,468	$3,762
Current receivables	13	7,324
Inventories, including deferred inventory costs	—	8,245
Goodwill	—	4,437
Other intangible assets - net	—	1,053
Contract and other deferred assets	—	8,959
Property, plant and equipment - net	44	5,306
All other assets	455	5,750
Deferred income taxes	27	3,093
Assets of discontinued operations(a)(b)	$2,006	$47,927

Accounts payable	$35	$8,475
Contract liabilities, progress collections & deferred income	—	15,255
Long-term borrowings	—	294
Non-current compensation and benefits	35	3,589
All other liabilities(a)	1,258	11,600
Liabilities of discontinued operations(b)	$1,328	$39,213
(a) Included $1,766 million and $1,963 million of valuation allowances against financing receivables held for sale, of which $1,684 million and $1,712 million related to estimated borrower litigation losses, and $1,027 million and $957 million in All other liabilities, related to estimated borrower litigation losses for Bank BPH’s foreign currency-denominated mortgage portfolio, as of September 30, 2024 and December 31, 2023, respectively. Accordingly, total estimated losses related to borrower litigation were $2,711 million and $2,669 million as of September 30, 2024 and December 31, 2023, respectively. As a result of the settlement program, the valuation allowance completely offsets the financing receivables balance as of September 30, 2024 and December 31, 2023.
(b) Included $107 million and $46,233 million of assets and $52 million and $38,021 million of liabilities for GE Vernova as of September 30, 2024 and December 31, 2023, respectively.

NOTE 3. INVESTMENT SECURITIES. The majority of our investment securities are held within our run-off insurance operations and are classified as non-current as they support the long-duration insurance liabilities and include debt securities all classified as available-for-sale, substantially all of which are investment-grade.

Our remaining equity shares in GE HealthCare comprised 13.3 million shares (approximately 2.9% ownership interest) at September 30, 2024 and are subject to a contractual lock-up restriction through October 27, 2024. Our senior note from AerCap, for which we have adopted the fair value option and matures in the fourth quarter of 2025, is still outstanding as of September 30, 2024.

2024 3Q FORM 10-Q 22

	September 30, 2024				December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Equity (GE HealthCare)	$—	$—	$—	$1,246	$—	$—	$—	$4,761
Equity note (AerCap)	—	—	—	985	—	—	—	944
Current investment securities	$—	$—	$—	$2,232	$—	$—	$—	$5,706
Debt
U.S. corporate	$28,192	$1,216	$(1,454)	$27,954	$27,495	$1,034	$(1,606)	$26,923
Non-U.S. corporate	3,011	53	(197)	2,866	2,529	34	(209)	2,353
State and municipal	2,531	75	(157)	2,449	2,828	79	(185)	2,723
Mortgage and asset-backed	4,991	53	(186)	4,858	4,827	34	(291)	4,571
Government and agencies	1,268	6	(90)	1,184	1,213	3	(116)	1,100
Other equity	203	—	—	203	331	—	—	331
Non-current investment securities	$40,196	$1,403	$(2,085)	$39,514	$39,222	$1,183	$(2,406)	$38,000

The amortized cost of debt securities excludes accrued interest of $499 million and $466 million at September 30, 2024, and December 31, 2023, respectively, which is reported in All other current assets.

The estimated fair value of investment securities at September 30, 2024 decreased since December 31, 2023, primarily due to share sales of our GE HealthCare equity interest, partially offset by new investments and higher investment values, due to lower market yields at Insurance and an increase in the mark to market effect on our equity interest in GE HealthCare, due to a higher stock price.

Total estimated fair value of debt securities in an unrealized loss position were $17,513 million and $18,730 million, of which $15,056 million and $17,146 million had gross unrealized losses of $(2,016) million and $(2,370) million and had been in a loss position for 12 months or more at September 30, 2024 and December 31, 2023, respectively. Gross unrealized losses at September 30, 2024 included $(123) million related to commercial mortgage-backed securities (CMBS) collateralized by pools of commercial mortgage loans on real estate, and $(61) million related to asset-backed securities. The majority of our CMBS and asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. The majority of our U.S. and Non-U.S. corporate securities' gross unrealized losses were in the consumer, electric, technology and insurance industries. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Net unrealized gains (losses) for equity securities with readily determinable fair value (RDFV)	$245	$(911)	$308	$5,651
Proceeds from debt/equity securities sales and early redemptions	2,873	3,336	7,109	9,972
Gross realized gains on debt securities	48	7	65	44
Gross realized losses on debt securities	(18)	(14)	(53)	(60)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at September 30, 2024 are as follows:

	Amortized cost	Estimated fair value
Within one year	$736	$734
After one year through five years	4,474	4,589
After five years through ten years	4,995	5,184
After ten years	24,797	23,945

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

The majority of our equity securities are classified within Level 1 and the majority of our debt securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $7,385 million and $6,841 million are classified within Level 3, as significant inputs to their valuation models are unobservable at September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024 and 2023 there were no significant transfers into or out of Level 3, respectively.

2024 3Q FORM 10-Q 23

In addition to the equity securities described above, we hold $1,311 million and $974 million of equity securities without RDFV including $1,285 million and $939 million at Insurance at September 30, 2024 and December 31, 2023, respectively, that are classified within non-current All other assets in our Statement of Financial Position. Fair value adjustments, including impairments, recorded in earnings were $37 million and $11 million, and $100 million and $45 million for the three and nine months ended September 30, 2024 and 2023, respectively. These are primarily limited partnership investments in private equity, infrastructure and real estate funds that are measured at net asset value per share (or equivalent) as a practical expedient to estimated fair value and are excluded from the fair value hierarchy.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	September 30, 2024	December 31, 2023
Customer receivables	$7,069	$6,397
Revenue sharing and other partner receivables(a)	1,201	1,252
Non-income based tax receivables	135	129
Supplier advances	481	401
Receivables from disposed businesses	101	121
Other sundry receivables	113	534
Allowance for credit losses(b)	(165)	(132)
Total current receivables	$8,936	$8,703
(a) Revenue sharing and other partner receivables are primarily amounts due from revenue sharing partners who participate in engine programs by developing and supplying certain engine components through the life of the program or other partners who support our production or aftermarket activities. The revenue sharing partners share in program revenues, receive a share of customer progress payments and share costs related to discounts and warranties.
(b) Allowance for credit losses increased primarily due to new provisions of $41 million.

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $437 million and $491 million in the nine months ended September 30, 2024 and 2023, respectively, related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in the Commercial Engines & Services business, the Company has no continuing involvement; fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice due date.

LONG-TERM RECEIVABLES	September 30, 2024	December 31, 2023
Long-term customer receivables	$143	$163
Supplier advances	36	32
Sundry receivables	108	158
Allowance for credit losses	(1)	(4)
Total long-term receivables	$287	$349

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	September 30, 2024	December 31, 2023
Raw materials and work in process	$7,376	$6,531
Finished goods	1,392	1,209
Deferred inventory costs(a)	949	544
Inventories, including deferred inventory costs	$9,718	$8,284
(a) Represents deferred labor and overhead costs on time and material service contracts and other costs of products and services for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	September 30, 2024	December 31, 2023
Original cost	$15,805	$15,338
Less accumulated depreciation and amortization	(9,620)	(9,252)
Right-of-use operating lease assets	1,069	1,160
Property, plant and equipment – net	$7,254	$7,246

Operating Lease Liabilities. Our current operating lease liabilities, included in All other current liabilities in our Statement of Financial Position were $293 million and $308 million as of September 30, 2024 and December 31, 2023, respectively. Our non-current operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $842 million and $931 million as of September 30, 2024 and December 31, 2023, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $120 million and $122 million for the three months ended September 30, 2024 and 2023, respectively, and $360 million and $367 million for the nine months ended September 30, 2024 and 2023, respectively.
2024 3Q FORM 10-Q 24

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
In conjunction with the GE Vernova separation, we changed our segment reporting structure. As a result, all prior period balances for those segments were updated to reflect this change.

	Commercial Engines & Services	Defense & Propulsion Technologies	Total
Balance at January 1, 2024	$6,472	$2,476	$8,948
Goodwill impairments	—	(251)	(251)
Goodwill adjustments(a)	35	22	57
Balance at September 30, 2024	$6,507	$2,247	$8,754
(a) Goodwill adjustments are primarily related to foreign currency exchange.

Also in conjunction with the GE Vernova separation, the composition of our reporting units for evaluation of goodwill impairment has changed. As a result, we allocated goodwill among new and realigned reporting units using a relative fair value approach and performed assessments for the new reporting units. We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. We performed an interim impairment test at our Colibrium Additive reporting unit within our Defense & Propulsion Technologies segment given declines in the additive manufacturing industry due to slower adoption of technology, which incorporated a combination of income and market valuation approaches. The results of the analysis indicated that the carrying value of the reporting unit was in excess of fair value and therefore we recorded a non-cash impairment loss of $251 million in Goodwill impairments in our Statement of Earnings (Loss). After the impairment charges there is no remaining goodwill in the reporting unit. Colibrium Additive is a critical business for current and future technology at GE Aerospace as we continue to focus on where it can create the most value.

Substantially all other intangible assets are subject to amortization. Intangible assets decreased $271 million during the nine months ended September 30, 2024, primarily as a result of amortization and the sale of our non-core licensing business to Dolby Laboratories, Inc. (see Note 2). Consolidated amortization expense was $89 million and $94 million in the three months ended, and $261 million and $278 million in the nine months ended,September 30, 2024 and 2023, respectively.

NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS, CONTRACT LIABILITIES AND DEFERRED INCOME & PROGRESS COLLECTIONS
Contract assets (liabilities) and other deferred assets (income), on a net basis, increased the net liability position by $674 million for the nine months ended September 30, 2024, primarily due to an increase in long-term service agreements liabilities of $842 million, and a decrease in long-term service agreement assets of $120 million, partially offset by an increase in equipment and other service agreements of $129 million and a decrease in current deferred income of $118 million. In aggregate, the net liability for long-term service agreements increased primarily due to billings of $6,445 million and net unfavorable changes in estimated profitability of $141 million, primarily in Commercial Engines & Services, partially offset by revenues recognized of $5,716 million. Revenues recognized for contracts included in a liability position at the beginning of the year were $5,063 million and $4,552 million for the nine months ended September 30, 2024 and 2023, respectively.

CONTRACT ASSETS, LIABILITIES AND OTHER DEFERRED ASSETS AND INCOME	September 30, 2024	December 31, 2023
Long-term service agreements	$2,257	$2,377
Equipment and other service agreements	627	498
Current contract assets	$2,884	$2,875

Nonrecurring engineering costs(a)	$2,438	$2,444
Customer advances and other(b)	2,386	2,342
Contract and other deferred assets	4,823	4,785
Total contract and other deferred assets	$7,707	$7,660
Long-term service agreement liabilities	$8,744	$7,902
Current deferred income	302	420
Contract liabilities and current deferred income	$9,047	$8,322

Non-current deferred income	972	975
Total contract liabilities and deferred income	$10,018	$9,297
Contract assets (liabilities) and other deferred assets (income)	$(2,311)	$(1,637)
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

Progress collections increased $301 million in the nine months ended September 30, 2024 primarily due to collections received in excess of settlements at Commercial Engines & Services.
2024 3Q FORM 10-Q 25

NOTE 9. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method investments, Insurance cash and cash equivalents, receivables and other investments in our run-off insurance operations, pension surplus and prepaid taxes and other deferred charges. All other non-current assets increased $2,141 million in the nine months ended September 30, 2024, primarily due to an increase in equity method and other investments of $695 million, an increase in Insurance cash and cash equivalents of $596 million, an increase in indemnity assets of $502 million, primarily related to GE Vernova, and an increase in prepaid taxes and deferred charges of $189 million. Insurance cash and cash equivalents was $1,380 million and $784 million at September 30, 2024 and December 31, 2023, respectively.

NOTE 10. BORROWINGS

	September 30, 2024	December 31, 2023
Current portion of long-term borrowings
Senior notes	$1,608	$1,044
Subordinated notes and other	74	27
Other short-term borrowings	—	37
Total short-term borrowings	$1,681	$1,108

Senior notes	16,343	17,509
Subordinated notes	1,413	1,383
Other	484	525
Total long-term borrowings	$18,240	$19,417
Total borrowings	$19,922	$20,525
See Note 20 for further information about borrowings and associated hedges.

NOTE 11. ACCOUNTS PAYABLE

	September 30, 2024	December 31, 2023
Trade payables	$5,858	$5,290
Supply chain finance programs	1,397	1,472
Sundry payables	573	754
Accounts payable	$7,829	$7,516

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE Aerospace receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $2,709 million and $2,342 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits comprise substantially all obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenues of $899 million and $842 million, profit was $171 million and $99 million and net earnings was $135 million and $77 million for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, revenues were $2,649 million and $2,480 million, profit was $541 million and $233 million and net earnings was $427 million and $181 million, respectively. These operations were primarily supported by investment securities of $39,103 million and $37,592 million, limited partnerships of $4,030 million and $3,300 million, and a diversified commercial mortgage loan portfolio substantially all collateralized by first liens on U.S. commercial real estate properties of $1,883 million and $1,947 million (net of allowance for credit losses of $45 million and $48 million), as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the commercial mortgage loan portfolio had two delinquent loans, one non-accrual loan and about one-third of the portfolio was held in the office sector, which had a weighted average loan-to-value ratio of 69%, debt service coverage of 1.8, and no scheduled maturities through 2025. A summary of our insurance liabilities and annuity benefits is presented below.

September 30, 2024	Long-term care	Structured settlement annuities	Life	Other contracts	Total
Future policy benefit reserves	$26,813	$9,093	$1,060	$363	$37,329
Investment contracts	—	741	—	672	1,413
Other	—	—	117	287	405
Total	$26,813	$9,834	$1,177	$1,322	$39,147

December 31, 2023
Future policy benefit reserves	$26,832	$9,357	$1,117	$382	$37,689
Investment contracts	—	793	—	742	1,535
Other	—	—	116	285	400
Total	$26,832	$10,150	$1,233	$1,409	$39,624
2024 3Q FORM 10-Q 26

The following tables summarize balances of and changes in future policy benefits reserves.

	September 30, 2024			September 30, 2023
Present value of expected net premiums	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Balance, beginning of year	$4,063	$—	$4,803	$4,059	$—	$4,828
Beginning balance at locked-in discount rate	3,745	—	4,773	3,958	—	5,210
Effect of changes in cash flow assumptions	387	—	(1)	(9)	—	(77)
Effect of actual variances from expected experience	(26)	—	(5)	(42)	—	(286)
Adjusted beginning of year balance	4,106	—	4,768	3,908	—	4,847
Interest accrual	155	—	134	157	—	148
Net premiums collected	(298)	—	(212)	(296)	—	(220)
Effect of foreign currency	—	—	(41)	—	—	11
Ending balance at locked-in discount rate	3,962	—	4,649	3,768	—	4,786
Effect of changes in discount rate assumptions	355	—	(24)	43	—	(500)
Balance, end of year	$4,317	$—	$4,625	$3,811	$—	$4,286

Present value of expected future policy benefits
Balance, beginning of year	$30,895	$9,357	$5,921	$28,316	$8,860	$5,868
Beginning balance at locked-in discount rate	27,144	8,561	5,847	27,026	8,790	6,247
Effect of changes in cash flow assumptions	389	—	24	(41)	(16)	49
Effect of actual variances from expected experience	24	(25)	(4)	(79)	18	(254)
Adjusted beginning of year balance	27,557	8,536	5,867	26,906	8,792	6,042
Interest accrual	1,112	332	164	1,091	342	177
Benefit payments	(1,079)	(493)	(329)	(947)	(511)	(396)
Effect of foreign currency	—	—	(44)	—	—	12
Ending balance at locked-in discount rate	27,591	8,374	5,658	27,050	8,623	5,835
Effect of changes in discount rate assumptions	3,540	719	26	562	(89)	(509)
Balance, end of year	$31,131	$9,093	$5,684	$27,612	$8,534	$5,326
Net future policy benefit reserves	$26,813	$9,093	$1,060	$23,801	$8,534	$1,040
Less: Reinsurance recoverables, net of allowance for credit losses	(185)	—	(32)	(133)	—	(39)
Net future policy benefit reserves, after reinsurance recoverables	$26,628	$9,093	$1,028	$23,668	$8,534	$1,001
Weighted-average duration of liability (years)(a)	12.3	10.9	5.6	12.3	10.5	5.3
Weighted-average interest accretion rate	5.6%	5.4%	5.1%	5.5%	5.4%	4.9%
Current discount rate	5.0%	4.9%	4.6%	5.8%	5.7%	5.6%
Gross premiums or assessments recognized during period	$359	$—	$241	$367	$—	$251
Expected future gross premiums, undiscounted	7,517	—	12,011	7,522	—	12,387
Expected future gross premiums, discounted(a)	4,938	—	5,576	4,656	—	5,144
Expected future benefit payments, undiscounted	62,798	18,769	10,868	63,406	19,480	11,214
Expected future benefit payments, discounted(a)	31,131	9,093	5,684	27,612	8,534	5,326
(a) Determined using the current discount rate as of September 30, 2024 and 2023.

As of September 30, 2024 and 2023, policyholders account balances totaled $1,612 million and $1,838 million, respectively. As our insurance operations are in run-off, changes in policyholder account balances for the nine months ended September 30, 2024 and 2023 are primarily attributed to surrenders, withdrawals, and benefit payments of $323 million and $318 million, partially offset by net additions from separate accounts and interest credited of $206 million and $188 million, respectively. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both September 30, 2024 and 2023.

Our 2024 and 2023 annual reviews of future policy benefit reserves cash flow assumptions resulted in immaterial charges to net earnings, indicating claims experience continues to develop consistently with our models.

Included in Insurance losses and annuity benefits in our Statement of Earnings (Loss) for the nine months ended September 30, 2024 and 2023 are unfavorable pre-tax adjustments of $54 million and $90 million, respectively, from updating the net premium ratio (i.e., the percentage of projected gross premiums required to cover expected policy benefits and related expenses) after updating for actual historical experience each quarter and updating of future cash flow assumptions. Included in these amounts for the nine months ended September 30, 2024 and 2023, are unfavorable adjustments of $107 million and $298 million, respectively, due to insufficient gross premiums (i.e., net premium ratio exceeded 100%), related to certain cohorts in our long-term care and life insurance portfolios. These adjustments are primarily attributable to increases in the net premium ratio as a result of updating future cash flow assumptions on cohorts where the beginning of the period net premium ratio exceeded 100%.

2024 3Q FORM 10-Q 27

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

NOTE 13. POSTRETIREMENT BENEFIT PLANS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories; principal pension plans, other pension plans and principal retiree benefit plans. Please refer to Note 13 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

The components of benefit plans cost other than the service cost are included in the caption Non-operating benefit costs in our Statement of Earnings (Loss).

PRINCIPAL PENSION PLANS	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Service cost for benefits earned	$16	$23	$53	$68
Prior service cost amortization	1	—	5	—
Expected return on plan assets	(392)	(594)	(1,360)	(1,782)
Interest cost on benefit obligations	317	473	1,085	1,419
Net actuarial gain amortization	(105)	(180)	(362)	(539)
Net periodic expense (income)	$(163)	$(278)	$(579)	$(834)
Less discontinued operations	$—	$(94)	$(88)	$(282)
Continuing operations - net periodic expense (income)	$(163)	$(184)	$(491)	$(552)

Principal retiree benefit plans income was $22 million and $37 million for the three months ended September 30, 2024 and 2023, respectively, and $79 million and $109 million for the nine months ended September 30, 2024 and 2023, respectively. Principal retiree benefit plans income from continuing operations was $22 million and $65 million for the three and nine months ended September 30, 2024, respectively, and $22 million and $66 million for the three and nine months ended September 30, 2023, respectively.

Other pension plans income was $3 million and $32 million for the three months ended September 30, 2024 and 2023, respectively, and $15 million and $91 million for the nine months ended September 30, 2024 and 2023, respectively. Other pension plans income from continuing operations was $3 million and $3 million for the three and nine months ended September 30, 2024, respectively, and $11 million and $31 million for the three and nine months ended September 30, 2023, respectively.

We have a defined contribution plan for eligible U.S. employees that provides employer contributions, which were $47 million and $73 million for the three months ended September 30, 2024 and 2023, respectively, and $210 million and $253 million for the nine months ended September 30, 2024 and 2023, respectively. Employer contributions from continuing operations was $47 million and $175 million for the three and nine months ended September 30, 2024, respectively, and $46 million and $156 million for the three and nine months ended September 30, 2023, respectively.

We also have deferred incentive compensation plans and deferred salary plans for eligible employees with expenses of $13 million and $15 million for the three months ended September 30, 2024 and 2023, and $34 million and $50 million for the nine months ended September 30, 2024 and 2023, respectively. Deferred compensation expense from continuing operations was $13 million and $27 million for the three and nine months ended September 30, 2024, respectively, and $13 million and $42 million for the three and nine months ended September 30, 2023, respectively.

NOTE 14. SALES DISCOUNTS AND ALLOWANCES & ALL OTHER CURRENT AND NON-CURRENT LIABILITIES.
Sales discounts and allowances increased $331 million in the nine months ended September 30, 2024, primarily due to higher spare parts shipments in Commercial Engines & Services outpacing payments to customers.

All other current liabilities and All other liabilities primarily includes employee compensation and benefits, equipment project and commercial liabilities, income taxes payable and uncertain tax positions, environmental, health and safety remediations, operating lease liabilities (see Note 6) and product warranties (see Note 22). All other current liabilities increased $126 million in the nine months ended September 30, 2024, primarily due to an accrual for shareholder litigation of $363 million and an increase in dividends payable of $214 million, partially offset by a decrease in employee compensation and benefits of $518 million. All other liabilities increased $939 million in the nine months ended September 30, 2024, primarily due to increases in uncertain and other income taxes and related liabilities of $674 million, Environmental, health and safety liabilities of $212 million and indemnity liabilities of $159 million, primarily related to GE Vernova.

2024 3Q FORM 10-Q 28

NOTE 15. INCOME TAXES. Our effective income tax rate was 10.6% and 5.6% for the nine months ended September 30, 2024 and 2023, respectively. The tax rate for 2024 was reduced compared to the U.S. statutory rate of 21% primarily due to separation income tax benefit associated with an increase in net state deferred tax assets that are likely to be utilized after the spin of GE Vernova, U.S. business tax credit benefits, and gains associated with our retained and sold ownership interests, which we expect to recover without tax. The low tax rate for 2023 was reduced compared to the U.S. statutory rate of 21% primarily due to gains associated with our retained and sold ownership interests, which we expect to recover without tax, U.S. business credits, and net tax benefit related to separation income tax effects including losses on separation-related entity restructuring.

The OECD (Organisation for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. During 2023, many countries took steps to incorporate Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Accordingly, we still are evaluating the potential consequences of Pillar 2 on our longer-term financial position. During 2024, we have incurred insignificant tax expenses in connection with Pillar 2.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2016-2020.

The following table presents our net deferred tax assets and net deferred tax liabilities attributable to different tax jurisdictions or different tax paying components.

DEFERRED INCOME TAXES	September 30, 2024	December 31, 2023
Total assets	$7,908	$7,891
Total liabilities	(417)	(389)
Net deferred income tax asset (liability)	$7,491	$7,502

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (AOCI)	Three months ended September 30		Nine months ended September 30
(Dividends per share in dollars)	2024	2023	2024	2023
Beginning balance	$(1,514)	$(3,409)	$(3,623)	$(5,893)
AOCI before reclasses – net of taxes of $(65), $141, $(78) and $123	72	(396)	66	(176)
Reclasses from AOCI – net of taxes of $—, $—, $103 and $(626)(a)	—	—	2,093	2,262
AOCI	72	(396)	2,159	2,085
Less AOCI attributable to noncontrolling interests	—	1	(22)	(1)
Currency translation adjustments AOCI	$(1,442)	$(3,806)	$(1,442)	$(3,806)
Beginning balance	$806	$4,041	$1,786	$6,531
AOCI before reclasses – net of taxes of $(11), $10, $(15) and $9	(34)	19	(117)	(24)
Reclasses from AOCI – net of taxes of $(31), $(61), $(239) and $(718)(a)	(106)	(207)	(1,010)	(2,656)
AOCI	(140)	(188)	(1,127)	(2,680)
Less AOCI attributable to noncontrolling interests	—	—	(7)	(2)
Benefit plans AOCI	$666	$3,853	$666	$3,853
Beginning balance	$(1,727)	$(1,696)	$(959)	$(1,927)
AOCI before reclasses – net of taxes of $327, $(371), $119 and $(310)	1,268	(1,370)	462	(1,099)
Reclasses from AOCI – net of taxes of $—, $(2), $12 and $(5)	(36)	(8)	13	(49)
AOCI	1,232	(1,379)	475	(1,147)
Less AOCI attributable to noncontrolling interests	—	—	12	—
Investment securities and cash flow hedges AOCI	$(494)	$(3,075)	$(494)	$(3,075)
Beginning balance	$(1,601)	$(2,510)	$(3,354)	$(983)
AOCI before reclasses – net of taxes of $(400), $581, $66 and $175	(1,504)	2,187	250	660
AOCI	(1,504)	2,187	250	660
Long-duration insurance contracts AOCI	$(3,105)	$(323)	$(3,105)	$(323)

AOCI at September 30	$(4,375)	$(3,351)	$(4,375)	$(3,351)

Dividends declared per common share	$0.28	$0.08	$0.84	$0.24
(a)Includes reclassifications from AOCI related to the separations of GE Vernova and GE HealthCare. In the second quarter of 2024, reclassifications of $1,590 million, net of taxes, included currency translation of $2,174 million and benefit plans of $(584) million, related to GE Vernova. In the first quarter of 2023, reclassifications of $195 million, net of taxes, included currency translation of $2,234 million and benefit plans of $(2,030) million, related to GE HealthCare.
2024 3Q FORM 10-Q 29

Preferred stock. In September 2023, we redeemed the remaining outstanding shares of GE preferred stock.

Common stock. GE Aerospace common stock shares outstanding were 1,082,294,004 and 1,088,415,995 at September 30, 2024 and December 31, 2023, respectively. We repurchased 7.9 million shares for $1,311 million and 22.9 million shares for $3,744 million during the three and nine months ended September 30, 2024, respectively. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased in the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

NOTE 17. EARNINGS PER SHARE INFORMATION

Three months ended September 30	2024		2023
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$1,705	$1,705	$306	$306
Preferred stock dividends and other(a)	—	—	(91)	(91)
Earnings (loss) from continuing operations attributable to common shareholders	1,705	1,705	215	215
Earnings (loss) from discontinued operations	147	147	46	46
Net earnings (loss) attributable to common shareholders	1,852	1,852	261	261

Shares of common stock outstanding	1,083	1,083	1,088	1,088
Employee compensation-related shares (including stock options)	9	—	11	—
Total average equivalent shares	1,093	1,083	1,099	1,088

Earnings (loss) per share from continuing operations	$1.56	$1.57	$0.20	$0.20
Earnings (loss) per share from discontinued operations	0.13	0.14	0.04	0.04
Net earnings (loss) per share	1.70	1.71	0.24	0.24

Potentially dilutive securities(b)	3		21

Nine months ended September 30	2024		2023
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Earnings (loss) from continuing operations	$4,766	$4,766	$8,261	$8,264
Preferred stock dividends and other(a)	—	—	(295)	(295)
Earnings (loss) from continuing operations attributable to common shareholders	4,766	4,766	7,966	7,969
Earnings (loss) from discontinued operations	(108)	(108)	(371)	(371)
Net earnings (loss) attributable to common shareholders	4,657	4,657	7,595	7,599

Shares of common stock outstanding	1,087	1,087	1,089	1,089
Employee compensation-related shares (including stock options)	11	—	9	—
Total average equivalent shares	1,098	1,087	1,098	1,089

Earnings (loss) per share from continuing operations	$4.34	$4.38	$7.25	$7.32
Earnings (loss) per share from discontinued operations	(0.10)	(0.10)	(0.34)	(0.34)
Net earnings (loss) per share	4.24	4.28	6.92	6.98

Potentially dilutive securities(b)	7		29
(a) For the three and nine months ended September 30, 2023, included $(28) million and $(58) million, respectively, related to excise tax on preferred share redemptions.
(b) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and historically have been included in the calculation pursuant to the two-class method. For the three and nine months ended September 30, 2024, such participating securities had an insignificant effect. Effective the second quarter of 2024, the Company calculates earnings per share using the treasury stock method. For the three and nine months ended September 30, 2023, application of two-class method treatment had an insignificant effect.

2024 3Q FORM 10-Q 30

NOTE 18. OTHER INCOME (LOSS)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Investment in GE HealthCare realized and unrealized gain (loss)	$336	$(813)	$555	$5,066
Investment in and note with AerCap realized and unrealized gain (loss)	21	(296)	36	81
Investment in Baker Hughes realized and unrealized gain (loss)	—	—	—	10
Gains (losses) on retained and sold ownership interests	$357	$(1,109)	$591	$5,157
Other net interest and investment income (loss)	187	163	616	458
Licensing and royalty income	59	36	166	90
Equity method income	28	47	107	104
Purchases and sales of business interests(a)	356	—	377	(107)
Other items	35	18	108	53
Total other income (loss)	$1,021	$(845)	$1,965	$5,755
(a) Included a pre-tax gain of $341 million related to the sale of our non-core licensing business in Corporate in the three months ended September 30, 2024.

Our investment in GE HealthCare comprises 13.3 million shares (approximately 2.9% ownership interest) at September 30, 2024. During the nine months ended September 30, 2024, we received total proceeds of $4,071 million from the disposition of 48.3 million shares of GE HealthCare.

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

	Three months ended September 30		Nine months ended September 30
RESTRUCTURING AND OTHER CHARGES	2024	2023	2024	2023
Workforce reductions	$3	$24	$110	$76
Plant closures & associated costs and other asset write-downs	45	21	70	58
Acquisition/disposition net charges and other	328	3	366	7
	$376	$47	$546	$141
Cost of equipment/services	$26	$2	$27	$8
Selling, general and administrative expenses	350	45	519	133
Total restructuring and other charges	$376	$47	$546	$141
Restructuring and other cash expenditures(a)	$16	$27	$115	$172
(a) Primarily related to employee severance payments.

The restructuring liability as of September 30, 2024 and December 31, 2023 was $258 million and $311 million, respectively.

Restructuring and other charges for new and ongoing programs primarily included exit activities announced in the fourth quarter of 2022 reflecting lower Corporate & Other shared-service and footprint needs as a result of the GE HealthCare and GE Vernova spin-offs. Additionally, for the three and nine months ended September 30, 2024, restructuring and other charges included costs of $328 million and $363 million, respectively, for the settlement of the Sjunde AP-Fonden shareholder lawsuit. See Note 22 for additional information.

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

For the three and nine months ended September 30, 2024, we incurred pre-tax separation expense of $74 million and $408 million, and paid $144 million and $716 million in cash, respectively, primarily related to employee costs, professional fees, costs to establish certain stand-alone functions and information technology systems, and other transformation and transaction costs to transition to a stand-alone public company. These costs are presented as separation costs in our Statement of Earnings (Loss). In addition, we recognized $61 million of net tax benefit for the three months ended September 30, 2024, including the tax benefit of losses on separation related entity restructuring and $311 million of net tax benefit for the nine months ended September 30, 2024, including deferred tax benefits associated with state tax attributes and the tax benefit of losses on separation-related entity restructuring.

For the three and nine months ended September 30, 2023, we incurred pre-tax separation costs of $147 million and $474 million, recognized $247 million and $244 million of net tax benefit, and paid $127 million and $617 million in cash, respectively, related to separation activities.
2024 3Q FORM 10-Q 31

The pre-tax separation costs specifically identifiable to GE HealthCare and GE Vernova are now reflected in discontinued operations. For the three and nine months ended September 30, 2024, we recognized zero and $10 million in pre-tax income, zero and $2 million of net tax expense, and spent $2 million and $11 million in cash, respectively, related to GE HealthCare. In addition, for the three and nine months ended September 30, 2024, we recognized pre-tax separation costs of $2 million and $99 million, incurred zero and $21 million of net tax benefit and spent $66 million and $187 million in cash, respectively, related to GE Vernova.

For the three and nine months ended September 30, 2023, we incurred $2 million and $21 million in pre-tax costs, recognized zero and $5 million of net tax benefits and spent $27 million and $168 million in cash, respectively, related to GE HealthCare. For the three and nine months ended September 30, 2023, we incurred $80 million and $184 million pre-tax separation costs, recognized $32 million and $15 million of net tax benefit and spent $48 million and $135 million in cash, respectively, related to GE Vernova.

NOTE 20. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and the vast majority of our liabilities’ fair value are considered Level 2.

		September 30, 2024		December 31, 2023
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,163	$2,122	$2,110	$2,055
Liabilities	Borrowings (Note 10)	19,922	19,847	20,525	20,218
	Investment contracts (Note 12)	1,413	1,513	1,535	1,616

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and cash equivalents, investment securities and derivative financial instruments.

DERIVATIVES AND HEDGING. Our policy requires that derivatives are used solely for managing risks and not for speculative purposes. We use derivatives to manage currency risks related to foreign exchange, interest rate and currency risk between financial assets and liabilities, and certain equity investments and commodity prices.

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

FAIR VALUE OF DERIVATIVES	September 30, 2024			December 31, 2023
	Gross Notional	All other current assets	All other current liabilities	Gross Notional	All other current assets	All other current liabilities
Qualifying currency exchange contracts	$1,388	$20	$16	$1,613	$26	$22
Non-qualifying currency exchange contracts and other(a)	7,160	355	40	16,277	245	56
Gross derivatives	$8,549	$374	$56	$17,890	$271	$78
Netting and credit adjustments		$(40)	$(39)		$(28)	$(26)
Net derivatives recognized in statement of financial position		$334	$16		$243	$53
(a) Gains and (losses) included in our Statement of earnings (loss) are $175 million and $(179) million for the three months and $237 and $(1) million for the nine months ended September 30, 2024 and 2023, respectively, primarily in SG&A, driven by hedges of foreign exchange fluctuation and deferred incentive compensation. These amounts are offset by the remeasurement of the underlying exposure through earnings.

FAIR VALUE HEDGES. All the fair value hedges were terminated in 2022 due to exposure management actions. The cumulative net gains related to hedging adjustments of $1,102 million and $1,162 million on discontinued hedges were included primarily in long-term borrowings of $8,761 and $9,253 million as of September 30, 2024 and December 31, 2023, respectively, and will continue to amortize into interest expense until the borrowings mature.

2024 3Q FORM 10-Q 32

CASH FLOW HEDGES AND NET INVESTMENT HEDGES

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives				Amount of Gain (Loss) Reclassified from AOCI into Net Income
	Three months ended September 30		Nine months ended September 30		Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023	2024	2023	2024	2023
Cash flow hedges(a)	$17	$(20)	$(4)	$17	$2	$21	$14	$39
Net investment hedges(b)	(258)	174	(108)	41	—	—	—	—
(a) Primarily currency exchange contracts, and recognized in Costs of Equipment or Services Sold in the Statement of Earnings (Loss). We expect to reclassify a $22 million gain from AOCI to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions.
(b) The carrying value of foreign currency debt designated as net investment hedges was $5,601 million and $4,726 million at September 30, 2024 and December 31, 2023, respectively.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest) was $334 million and $241 million at September 30, 2024 and December 31, 2023, respectively. Counterparties' exposures to our derivative liability (including accrued interest), was $16 million and $53 million at September 30, 2024 and December 31, 2023, respectively.

NOTE 21. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $138 million and $115 million and liabilities of $129 million and $140 million at September 30, 2024 and December 31, 2023, respectively, in consolidated Variable Interest Entities (VIEs). These VIEs are primarily associated with a legacy business in Corporate & Other and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $7,586 million and $6,577 million at September 30, 2024 and December 31, 2023, respectively. Of these investments, $1,158 million and $1,205 million were owned for U.S. Tax Equity, comprising equity method investments primarily related to renewable energy projects, at September 30, 2024 and December 31, 2023, respectively. In addition, $6,244 million and $5,145 million were owned by our run-off insurance operations, primarily comprising of equity method investments at September 30, 2024 and December 31, 2023, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss in respect of unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.

NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. As of September 30, 2024, we had total investment commitments of $3,686 million, of which $3,530 million are related to investments by our run-off insurance operations in investment securities and other assets. Included within these commitments are obligations to make investments in unconsolidated VIEs of $3,459 million. We also have unfunded lending commitments, primarily for U.S. Tax Equity, of $656 million. Additionally, we have committed to provide financing assistance of $2,676 million for future customer acquisitions of aircraft equipped with our engines. See Note 21 for further information regarding VIEs.

GUARANTEES . Credit support and indemnification agreements - Continuing Operations. Following the separation of GE Vernova, we have remaining performance and bank guarantees on behalf of GE Vernova. To support GE Vernova in selling products and services globally, we often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, "GE Aerospace credit support"). Under the Separation and Distribution Agreement (SDA), GE Vernova is obligated to use reasonable best efforts to replace us as the guarantor on or terminate all such credit support instruments. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligor(s), we could be obligated to make payments under the applicable instruments. Under the SDA, GE Vernova is obligated to reimburse and indemnify us for any such payments. Beginning in 2025, GE Vernova will pay us a quarterly fee based on amounts related to the GE Aerospace credit support. We have recorded a reserve of $162 million for our stand ready to perform obligation. Our maximum aggregate exposure under the GE Aerospace credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses except for certain financial guarantees and trade finance instruments with a maximum exposure of approximately $851 million, which are not expected to exceed a year beyond separation. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance were required by us under parent company guarantees relating to GE Vernova customer contracts. In connection with the spin-off of GE Vernova, under terms of the SDA, Transition Service Agreement (TSA) and Tax Matters Agreement (TMA), we have an obligation to indemnify GE Vernova for certain of its severance costs, environmental matters and tax matters of $145 million, of which $129 million is reserved.

We also have remaining obligations under the TMA with GE HealthCare to indemnify them for certain tax costs and other indemnifications of $25 million which are fully reserved.

In addition, we have $188 million of other indemnification commitments, including representations and warranties in sales of business assets, for which we recorded a liability of $63 million.

2024 3Q FORM 10-Q 33

Credit support and indemnification agreements- Discontinued Operations. Following the separation of GE Vernova, we also have performance obligations related to GE Vernova's supply chain finance program and an environmental matter with a maximum aggregate exposure of $842 million. Also, under the SDA, TSA, and TMA agreements we have obligations to indemnify GE Vernova for certain of its technology costs, separation for certain facilities, environmental matters and tax matters of $34 million costs, which are fully reserved.

GE Aerospace also has obligations under the TSA and TMA to indemnify GE HealthCare for certain technology and tax costs of $62 million which are fully reserved.

We also have provided specific indemnities to other buyers of assets of our business that, in the aggregate, represent a maximum potential claim of $480 million with related reserves of $57 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $597 million at September 30, 2024 and $639 million at December 31, 2023.

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 24 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023, Note 23 to the consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and Note 22 to the consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024; refer to those discussions for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Shareholder and related lawsuits. Since November 2017, several putative shareholder class actions under the federal securities laws were filed against GE and certain affiliated individuals and consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (the Hachem case, also referred to as the Sjunde AP-Fonden case). The complaint against defendants GE and current and former GE executive officers alleged violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareholders who acquired GE stock between February 27, 2013 and January 23, 2018. GE filed a motion to dismiss in December 2019. In January 2021, the court granted the motion to dismiss as to the majority of the claims. Specifically, the court dismissed all claims related to insurance reserves, as well as all claims related to accounting for long-term service agreements, with the exception of certain claims about historic disclosures related to factoring in the Power business that survive as to GE and its former CFO Jeffrey S. Bornstein. All other individual defendants have been dismissed from the case. In April 2022, the court granted the plaintiffs' motion for class certification for shareholders who acquired stock between February 26, 2016 and January 23, 2018. In September 2022, GE filed a motion for summary judgment on the plaintiffs' remaining claims, which the court denied in September 2023, except as to claims arising from disclosures made between November 2017 and January 2018. In April 2024, the court scheduled a trial date for November 2024. In October 2024, we reached an agreement in principle with the plaintiffs to settle the matter for $362.5 million. Final settlement of the matter is subject to court approval.

Since February 2018, multiple shareholder derivative lawsuits were filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). These lawsuits have alleged violations of securities laws, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement, although the specific matters underlying the allegations in the lawsuits have varied. Two shareholder derivative lawsuits are currently pending: the Lindsey and Priest/Tola cases, which were filed in New York state court. The allegations in these two cases relate to substantially the same facts as those underlying the Sjunde AP-Fonden case. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures. The Lindsey case has been stayed by agreement of the parties, and GE filed a motion to dismiss the Priest/Tola complaint in March 2021. In August 2024, the plaintiffs in the Priest/Tola case filed an amended consolidated complaint asserting substantially the same claims as in the prior derivative actions, and the Company plans to file a motion to dismiss this amended complaint.

2024 3Q FORM 10-Q 34

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. For a number of years, we have observed an increase in the total number of lawsuits being brought against Bank BPH and other banks in Poland by current and former borrowers, and we expect this to continue in future reporting periods. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded an additional charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH was $2,711 million and $2,669 million as of September 30, 2024 and December 31, 2023, respectively. The estimate accounts for the costs of payments to borrowers who we estimate will participate in the settlement program, as well as estimates for the results of litigation with other borrowers, which in either case can exceed the value of the current loan balance, and represents our best estimate of the total losses we expect to incur over time informed by experience since adopting the program. However, there are a number of factors that could affect the estimate in the future; refer to the disclosure about Bank BPH in our Annual Report on Form 10-K for the year ended December 31, 2023.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations involve or have involved the use, disposal and cleanup of substances regulated under environmental protection laws, including activities for a variety of matters related to GE businesses that have been discontinued or exited. We record reserves for obligations for ongoing and future environmental remediation activities, such as the Housatonic River cleanup, and for additional liabilities we expect to incur in connection with previously remediated sites, such as natural resource damages for the Hudson River where GE completed dredging in 2019. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged exposure by workers and others to asbestos or other hazardous materials. Liabilities for environmental remediation and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Total reserves related to environmental remediation and worker exposure claims were $1,925 million and $1,819 million at September 30, 2024 and December 31, 2023, respectively.

NOTE 23. SEGMENT INFORMATION. On April 2, 2024, and in conjunction with the GE Vernova separation, we implemented an organizational change to align our reportable segments more closely with our business structure. In connection with our segment reporting change, we have recast previously reported amounts across all reportable segments to conform to current segment presentation.

We have two reportable segments and three operating segments. Operating segments are aggregated into a reportable segment if the operating segments have similar quantitative economic characteristics and if the operating segments are similar in the following qualitative characteristics: (i) nature of products and services; (ii) nature of production processes; (iii) type or class of customer for their products and services; (iv) methods used to distribute the products or provide services; and (v) if applicable, the nature of the regulatory environment. We have aggregated Defense & Systems and Propulsion & Additive Technology into one reportable segment, Defense & Propulsion Technologies, based on similarity in economic characteristics, other qualitative factors and the objectives and principals of ASC 280, Segment Reporting. This is consistent with how our chief operating decision maker (CODM) allocates resources and makes decisions. Refer to our quarterly report on form 10-Q for the period ended June 30, 2024 for a description of our segments. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023, for further information regarding our determination of segment profit for continuing operations, and for our allocations of corporate costs to our segments.

SUMMARY OF REPORTABLE SEGMENTS	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Commercial Engines & Services	$7,003	$6,457	$19,231	$17,426
Defense & Propulsion Technologies	2,243	2,205	6,955	6,546
Total segment revenues	9,246	8,662	26,186	23,972
Corporate & Other	596	640	1,704	1,921
Total revenues	$9,842	$9,302	$27,890	$25,893

Commercial Engines & Services	$1,799	$1,545	$4,897	$4,148
Defense & Propulsion Technologies	220	269	820	671
Total segment profit (loss)	2,019	1,814	5,717	4,819
Corporate & Other	(73)	(1,455)	(252)	3,974
Interest and other financial charges	(251)	(270)	(762)	(767)
Non-operating benefit income (cost)	207	244	628	731
Benefit (provision) for income taxes	(198)	(26)	(567)	(493)
Preferred stock dividends	—	(91)	—	(295)
Earnings (loss) from continuing operations attributable to common shareholders	1,705	215	4,766	7,970
Earnings (loss) from discontinued operations attributable to common shareholders	147	46	(108)	(371)
Net earnings (loss) attributable to common shareholders	$1,852	$261	$4,657	$7,599

2024 3Q FORM 10-Q 35

EQUIPMENT & SERVICES REVENUES
Three months ended September 30	2024			2023
	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$1,686	$5,317	$7,003	$1,604	$4,853	$6,457
Defense & Propulsion Technologies	936	1,306	2,243	878	1,327	2,205
Total segment revenues	$2,622	$6,623	$9,246	$2,482	$6,180	$8,662

Nine months ended September 30	2024			2023
	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$4,819	$14,412	$19,231	$4,510	$12,916	$17,426
Defense & Propulsion Technologies	3,017	3,939	6,955	2,871	3,674	6,546
Total segment revenues	$7,836	$18,351	$26,186	$7,382	$16,590	$23,972

REMAINING PERFORMANCE OBLIGATION. As of September 30, 2024, the aggregate amount of the contracted revenues allocated to our unsatisfied (or partially unsatisfied) performance obligations was $166,089 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $19,210 million, of which 28%, 43% and 71% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $146,879 million, of which 10%, 41%, 68% and 84% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

EXHIBITS

Exhibit 10(a). Employment Agreement by and between H. Lawrence Culp, Jr. and General Electric Company, effective July 1, 2024 (Incorporated by reference to Exhibit 10.1 of General Electric Company’s Current Report on Form 8-K dated July 1, 2024 (Commission file number 001-00035)).

Exhibit 10(b). Form of Performance Stock Unit Grant Agreement by and between H. Lawrence Culp, Jr. and General Electric Company, dated July 1, 2024 (Incorporated by reference to Exhibit 10.2 of General Electric Company’s Current Report on Form 8-K dated July 1, 2024 (Commission file number 001-00035)).

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
Exhibit 101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Earnings (Loss) for the three and nine months ended September 30, 2024 and 2023, (ii) Statement of Financial Position at September 30, 2024 and December 31, 2023, (iii) Statement of Cash Flows for the nine months ended September 30, 2024 and 2023, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (v) Statement of Changes in Shareholders' Equity for the three and nine months ended September 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed electronically herewith

2024 3Q FORM 10-Q 36

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	16-36
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10, 32-33
Item 4.	Controls and Procedures	15
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	34-35
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	36
Signatures		37
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

October 22, 2024	/s/ Robert Giglietti
Date	Robert Giglietti Vice President - Chief Accounting Officer, Controller and Treasurer Principal Accounting Officer
2024 3Q FORM 10-Q 37