Form 10-Q
period 2025-03-31
GENERAL ELECTRIC CO
filed 2025-04-22
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,066,386,643 shares of common stock with a par value of $0.01 per share outstanding at March 31, 2025.

FORWARD-LOOKING STATEMENTS. Our public communications and filings we make with the U.S. Securities and Exchange Commission (SEC) may contain statements related to future, not past, events. These forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," "range" or similar expressions. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the impacts of macroeconomic and market conditions and volatility on our business operations, financial results and financial position; conditions affecting the aerospace and defense industry, including our customers and suppliers; our expected financial performance, including cash flows, revenue, margins, net income and earnings per share; planned and potential transactions; our credit ratings and outlooks; our funding and liquidity; our cost structures and plans to reduce costs; restructuring, impairment or other financial charges; or tax rates.

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
•global economic trends, competition and geopolitical risks, including evolving impacts from tariffs, sanctions or other trade tensions between the U.S. and other countries (including implementation of new tariffs and retaliatory measures); demand or supply shocks from events such as a major terrorist attack, war (including the ongoing conflict between Russia and Ukraine and conflict in the Middle East), natural disasters or actual or threatened public health pandemics or other emergencies;
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
•the amount and timing of our income and cash flows, which may be impacted by macroeconomic, customer, supplier, competitive, contractual, financial or accounting (including changes in estimates) and other dynamics and conditions;
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
•changes in law, regulation or policy that may affect our businesses, such as trade policy and tariffs; government defense priorities or budgets; regulation, incentives and emissions offsetting or trading regimes related to climate change; and the effects of tax law changes or audits;
•the impact of regulation; government investigations; regulatory, commercial and legal proceedings or disputes; environmental, health and safety matters; or other legal compliance risks, including the impact of shareholder and related lawsuits, Bank BPH and other proceedings that are described in our SEC filings;
•the impact related to information technology, cybersecurity or data security breaches at GE Aerospace or third parties; and
•the other factors that are described in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2024, as such descriptions may be updated or amended in future reports we file with the SEC.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2025 1Q FORM 10-Q 3

ABOUT GE AEROSPACE. General Electric Company operates as GE Aerospace (GE Aerospace or the Company). GE Aerospace is a global aerospace leader with the industry's largest and growing commercial propulsion fleet. The Company’s installed base of approximately 45,000 commercial and 25,000 military engines supports its aftermarket services business, representing approximately 70% of revenue. Through FLIGHT DECK, the Company's proprietary lean operating model, GE Aerospace is accelerating its lean progress, prioritizing safety, quality, delivery and cost, to drive focused execution and bridge strategy to results. We are focused on delivering against our strategic priorities of today (services and readiness), tomorrow (delivering the ramp) and the future (inventing next generation flight technology). Our global team is building on more than a century of innovation and learning, as we invent the future of flight, lift people up and bring them home safely.

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

Beginning in the first quarter of 2025, we changed the terminology used to report our GAAP earnings from “Earnings” to “Net income” and our non-GAAP earnings from "Adjusted earnings" to "Adjusted net income." The change in terminology does not impact the amounts reported in the financial statements.

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

We support efforts to revitalize domestic manufacturing and are investing $1 billion in U.S manufacturing this year and hiring 5,000 U.S workers. At the same time, we support promoting free and fair trade that ensures the continued strength of the U.S aerospace industry.

As we operate in a highly dynamic tariff environment, we are focused on continuing to deliver our products and services to our customers. Given our global business, tariffs will result in additional cost for us and our suppliers. We are optimizing operations and leveraging existing programs and strategies to reduce the impact from tariffs. Additionally, we are taking measures to control cost and implementing pricing actions to primarily mitigate the remaining impact.

CONSOLIDATED RESULTS

REVENUE	Three months ended March 31
	2025	2024
Equipment revenue	$2,653	$2,421
Services revenue	6,347	5,655
Insurance revenue	934	879
Total revenue	$9,935	$8,955

For the three months ended March 31, 2025, total revenue increased $1.0 billion, or 11%, compared to the three months ended March 31, 2024. Equipment revenue increased, driven by improved customer mix and pricing. Services revenue increased, primarily due to increased spare parts volume, increased internal shop visit volume and shop visit workscope.
4 2025 1Q FORM 10-Q

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE (EPS)	Three months ended March 31
(Per-share in dollars and diluted)	2025	2024
Net income (loss) from continuing operations attributable to common shareholders	$1,967	$1,741
Continuing EPS	$1.83	$1.58

For the three months ended March 31, 2025, continuing net income increased $0.2 billion compared to the three months ended March 31, 2024, driven by an increase in segment profit of $0.5 billion and decreases of $0.2 billion in separation costs and $0.1 billion in restructuring and other charges. The increase was partially offset by a decrease in gains on retained and sold ownership interests of $0.6 billion, primarily related to our prior investment in GE HealthCare. Adjusted net income* was $1.6 billion, an increase of $0.6 billion, due to an increase in segment profit of $0.5 billion and a decrease in Adjusted Corporate & Other operating costs* of $0.1 billion.
Profit was $2.2 billion, an increase of $0.3 billion. Profit margin was 22.6%, an increase from 22.2%. Operating profit* was $2.1 billion, an increase of $0.6 billion. Operating profit margin* was 23.8%, an increase of 460 basis points. Adjusted EPS* was $1.49, an increase of 60%.

RPO	March 31, 2025	December 31, 2024
Equipment	$23,306	$22,509
Services	149,293	149,127
Total RPO	$172,599	$171,635

As of March 31, 2025, RPO increased $1.0 billion, or 1%, from December 31, 2024, at Defense & Propulsion Technologies and Commercial Engines and Services, primarily from equipment orders outpacing revenue recognized.

SEGMENT OPERATIONS
COMMERCIAL ENGINES & SERVICES. In the first quarter of 2025, demand for commercial air travel grew with departures up 4%. We are in frequent communication with our airline, airframe and maintenance, repair and overhaul (MRO) customers about the outlook for commercial air travel, new aircraft production, fleet retirements and after-market services, including shop visit and spare parts demand.

In the first quarter, we announced significant new deals with three major customers. ANA HOLDINGS committed to more than 75 LEAP install and spare engines to power its Boeing 737 MAX and A321 NEO fleets, and also selected our GEnx engines to power its order of 18 Boeing 787s. Malaysia Aviation Group ordered 60 LEAP install engines, plus additional spares, to power their new fleet of 30 Boeing 737 MAX aircrafts. Korean Air announced an agreement for GEnx and GE9X engines to power their recent order of up to 30 Boeing 787-10s and 20 Boeing 777-9s.

Internal shop visit revenue grew in the first quarter, while total engine deliveries and LEAP engine deliveries decreased primarily due to supply chain constraints. Total engineering investments, both company and partner-funded, increased compared to prior year. We are investing in our manufacturing and overhaul facilities and are deploying engineering and supply chain resources to increase production, expand capacity and strengthen yield. We also remain committed to investing in developing and maturing technologies that enable a more efficient future of flight. Notably, CFM International's RISE program is a suite of pioneering technologies including Open Fan, compact core and hybrid electric systems for compatibility with alternative fuels. We recently completed a second test campaign on the high-pressure turbine blades which demonstrated improved durability and fuel efficiency. This is one of several initiatives underway to help invent the future of flight.

Sales in units, except where noted	Three months ended March 31
	2025	2024
Commercial Engines	444	489
LEAP Engines(a)	319	367
Internal shop visit revenue growth %	11%	21%
(a) LEAP engines, which are in a significant production ramp, are a subset of Commercial Engines.

SEGMENT REVENUE AND PROFIT	Three months ended March 31
	2025	2024
Equipment	$1,858	$1,706
Services	5,118	4,390
Total segment revenue	$6,977	$6,095

Segment profit	$1,920	$1,419
Segment profit margin	27.5%	23.3%

*Non-GAAP Financial Measure
2025 1Q FORM 10-Q 5

For the three months ended March 31, 2025, revenue was up $0.9 billion, or 14%, and profit was up $0.5 billion, or 35%, compared to the three months ended March 31, 2024.
Revenue increased primarily due to increased spare parts volume, increased internal shop visit volume and shop visit workscope, improved customer mix and pricing. These increases were partially offset by lower deliveries of engines due to supply chain constraints and an unfavorable change in estimated profitability of our long-term service agreements.
Profit increased primarily due to increased spare parts volume, increased internal shop visit revenue, mix and improved pricing. These increases were partially offset by inflation, higher growth investment and an unfavorable change in estimated profitability of our long-term service agreements, primarily from the estimated impact from tariffs.

RPO	March 31, 2025	December 31, 2024
Equipment	$11,649	$11,462
Services	142,103	142,182
Total RPO	$153,752	$153,644

As of March 31, 2025, RPO increased $0.1 billion from December 31, 2024, from increases in equipment partially offset by services. Equipment increased primarily as a result of engine orders outpacing revenue recognized.

DEFENSE & PROPULSION TECHNOLOGIES. Our results in the first quarter of 2025 reflect domestic and international government defense departments’ focus on modernizing and scaling their forces while continuing flight operations, driving services demand. A key underlying driver of our business is government funding, as most of the revenue in Defense & Systems is derived from funding that flows through the U.S. Department of Defense (DoD) budget, or equivalent international budgets.

In the first quarter of 2025, we announced an Indefinite Delivery/Indefinite Quantity (IDIQ) contract from the U.S. Air Force valued up to $5 billion to support foreign military sales for F110-GE-129 engines, which power F-15 and F-16 aircraft operated by allied nations worldwide. We also achieved important development and testing milestones on two advanced engines for the U.S. war fighter. We completed initial ground runs for the T901 on a Black Hawk helicopter and we also completed a Detailed Design Review for the XA102 adaptive cycle engine.

Sales in units, except where noted	Three months ended March 31
	2025	2024
Defense engines	131	125

SEGMENT REVENUE AND PROFIT	Three months ended March 31
	2025	2024
Defense & Systems (D&S)	$1,497	$1,495
Propulsion & Additive Technologies (P&AT)	828	817
Total segment revenue	$2,324	$2,312

Equipment	$1,050	$1,009
Services	1,274	1,303
Total segment revenue	$2,324	$2,312

Segment profit	$296	$256
Segment profit margin	12.7%	11.1%

For the three months ended March 31, 2025, revenue was up 1%, and profit was up 16%, compared to the three months ended March 31, 2024.
D&S revenue was flat primarily due to aircraft systems product growth, increased engine deliveries and price partially offset by lower services volume. P&AT revenue increased primarily due to services volume and price, partially offset by lower internal shipments.
Profit increased primarily due to aircraft systems product growth, customer mix and productivity. This increase was partially offset by incremental investments to support next-generation products and inflation in our supply chain.

RPO	March 31, 2025	December 31, 2024
Equipment	$11,657	$11,046
Services	7,191	6,944
Total RPO	$18,847	$17,991

As of March 31, 2025, RPO increased $0.9 billion, or 5%, from December 31, 2024, primarily due to increases in equipment from orders outpacing revenue recognized as we are starting to get IDIQ orders from the Air Force.
6 2025 1Q FORM 10-Q

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

REVENUE AND OPERATING PROFIT (COST)	Three months ended March 31
	2025	2024
Insurance revenue (Note 12)	$934	$879
Eliminations and other	(300)	(332)
Corporate & Other revenue	$634	$547
Gains (losses) on purchases and sales of business interests	$—	$10
Gains (losses) on retained and sold ownership interests and other equity securities (Note 18)	7	635
Restructuring and other charges (Note 19)	(1)	(70)
Separation costs (Note 19)	(51)	(259)
Insurance profit (loss) (Note 12)	205	200
U.S. tax equity profit (loss)	(47)	(35)
Adjusted Corporate & Other operating costs (Non-GAAP)	(70)	(125)
Corporate & Other operating profit (cost) (GAAP)	$43	$355
Less: gains (losses), impairments, Insurance, and restructuring & other	113	481
Adjusted Corporate & Other operating costs (Non-GAAP)	$(70)	$(125)

Corporate & Other profit (costs)	38	(3)
Eliminations	(108)	(122)
Adjusted Corporate & Other operating costs (Non-GAAP)	$(70)	$(125)

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

For the three months ended March 31, 2025, revenue increased by $0.1 billion compared to the three months ended March 31, 2024, due to higher run-off insurance operations revenue and lower intercompany eliminations. Corporate & Other operating profit decreased by $0.3 billion due to $0.6 billion of lower gains on retained and sold ownership interests and other equity securities, primarily related to our GE HealthCare investment, partially offset by $0.2 billion of lower separation costs and $0.1 billion of lower restructuring and other charges.
Adjusted Corporate & Other operating costs* decreased primarily due to a reduction in our functional costs and lower EHS costs, partially offset by lower bank interest.

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

INTEREST AND OTHER FINANCIAL CHARGES were $0.2 billion and $0.3 billion for both the three months ended March 31, 2025 and 2024, respectively. The primary components of interest and other financial charges are interest on short- and long-term borrowings.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for information about our pension and retiree benefit plans.

INCOME TAXES. For the three months ended March 31, 2025, the effective income tax rate was 12.6% compared to 12.3% for the three months ended March 31, 2024. The provision for income taxes was $0.3 billion and $0.2 billion for the three months ended March 31, 2025 and 2024, respectively. The increase in the tax provision was primarily due to higher pre-tax income, lower non-taxable gains on our retained and sold ownership interests, and an increase in global minimum tax (Pillar 2), partially offset by tax benefits associated with realized foreign tax credits on the reinsurance transaction (see Note 12), and favorable audit resolutions for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

*Non-GAAP Financial Measure
2025 1Q FORM 10-Q 7

For the three months ended March 31, 2025, the adjusted effective income tax rate* was 17.6% compared to 20.7% for the three months ended March 31, 2024. The adjusted provision (benefit) for income taxes* was $0.3 billion for both the three months ended March 31, 2025 and 2024. The change in the tax provision was primarily due to the tax effect of the increase in adjusted net income before taxes* and an increase in global minimum tax (Pillar 2), partially offset by favorable audit resolutions for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
DISCONTINUED OPERATIONS. Our former GE Vernova and GE HealthCare businesses, our mortgage portfolio in Poland (Bank BPH) and other trailing assets and liabilities associated with prior dispositions are included in discontinued operations. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis. See Note 2 for further information regarding our businesses in discontinued operations.

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flow* from our operating businesses, and access to capital markets. If needed, we can also draw from short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of customer allowances and market conditions. Total cash, cash equivalents and restricted cash was $12.4 billion at March 31, 2025, of which $4.3 billion was held in the U.S. and $8.1 billion was held outside the U.S.

Cash held outside the U.S. has generally been reinvested in active foreign business operations; however, substantially all of our unrepatriated income was subject to U.S. federal tax and, if there is a change in reinvestment, we would expect to be able to repatriate available cash (excluding amounts held in countries with currency controls) without significant tax cost.

Cash, cash equivalents and restricted cash at March 31, 2025 included $0.4 billion of cash held in countries with currency control restrictions, which may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Excluded from cash, cash equivalents and restricted cash was $1.1 billion of cash in our run-off insurance operations, which was classified as All other assets in the Statement of Financial Position. Also excluded from cash, cash equivalents and restricted cash was $1.4 billion of cash in our discontinued operations held by Bank BPH (see Note 2).

On March 7, 2024, the Company announced that the Board of Directors had authorized the repurchase of up to $15.0 billion of our common stock. Under this program, shares may be repurchased on the open market, via various strategies, including plans complying with rules 10b5-1 and 10b-18 as well as plans using accelerated share repurchases. In connection with this authorization, we repurchased 9.5 million shares for $1.9 billion in the first quarter of 2025. This included repurchases of 5.5 million shares for $1.1 billion using accelerated stock repurchases as a mechanism to achieve planned repurchase volumes within a quarter during closed windows.

BORROWINGS. Consolidated total borrowings were $19.6 billion and $19.3 billion at March 31, 2025 and December 31, 2024, respectively, an increase of $0.3 billion, mainly due to foreign exchange movement. The Company also holds a five-year unsecured revolving credit facility in an aggregate committed amount of $3.0 billion and had zero outstanding at March 31, 2025.

CREDIT RATINGS AND CONDITIONS. We have relied, and may continue to rely, on the short- and long-term debt capital markets to fund, among other things, a significant portion of our operations. The cost and availability of debt financing is influenced by our credit ratings. Moody’s Investors Service (Moody’s) and Standard and Poor’s Global Ratings (S&P) currently issue ratings on our short- and long-term debt. On February 14, 2025, Moody's upgraded our long-term rating from Baa1 to A3 and maintained our positive outlook. On March 25, 2025, S&P upgraded our long-term rating from BBB+ to A- and maintained stable outlook. Our credit ratings as of the date of this filing are set forth in the table below.

	Moody's	S&P
Outlook	Positive	Stable
Short term	P-2	A-2
Long term	A3	A-

Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

*Non-GAAP Financial Measure
8 2025 1Q FORM 10-Q

Substantially all of the Company's debt agreements in place at March 31, 2025 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility contains a customary net debt-to-EBITDA financial covenant, which we satisfied at March 31, 2025.

FOREIGN EXCHANGE RISK. As a result of our global operations, we generate and incur a small portion of our revenue and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the British Sterling pound, and Brazilian real. The effect of foreign currency fluctuations on income was insignificant for the quarter ended March 31, 2025. See Note 20 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS
CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and postretirement plans.

Cash from operating activities was $1.5 billion for the three months ended March 31, 2025, a decrease of $0.1 billion compared to 2024, primarily due to: a decrease in All other operating activities, primarily driven by payments of employee benefit liabilities, an increase in income tax payments and working capital growth, partially offset by an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained and sold ownership interests in GE HealthCare) driven by all segments and an increase in sales discounts and allowances. The components of All other operating activities included:

Three months ended March 31	2025	2024
Increase (decrease) in employee benefit liabilities	$(550)	$128
Net restructuring and other charges/(cash expenditures)	(16)	(41)
(Gains) losses on purchases and sales of business interests	—	(14)
Net interest and other financial charges/(cash paid)	(8)	(38)
Other deferred assets	12	(31)
Other	(185)	(64)
All other operating activities	$(746)	$(60)

The cash impact from changes in working capital was $0.1 billion for the three months ended March 31, 2025, a decrease of $0.2 billion compared to 2024, due to: current receivables of $(0.6) billion, driven by higher volume partially offset by higher collections; inventories, including deferred inventory, of $(0.2) billion, driven by higher material purchases; current contract assets, contract liabilities and current deferred income of $0.1 billion, driven by net unfavorable changes in estimated profitability on long-term service contracts; and accounts payable of $0.5 billion, driven by higher volume, partially offset by higher disbursements related to purchases of materials in prior periods.

Cash used for investing activities was $(0.3) billion for the three months ended March 31, 2025, a decrease of $0.8 billion compared to 2024, primarily due to: lower cash paid related to net settlements between continuing operations and businesses in discontinued operations of $2.2 billion, primarily related to the separation of GE Vernova in 2024 (a component of All other investing activities); and lower net purchases of insurance investment securities of $1.2 billion; partially offset by a decrease in proceeds of $2.6 billion from the disposition of our retained ownership interests in GE HealthCare in 2024. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flow*, was $(0.2) billion for both the three months ended March 31, 2025 and 2024, respectively.

Cash used for financing activities was $(2.3) billion for the three months ended March 31, 2025, an increase of $2.2 billion compared to 2024, primarily due to: an increase in treasury stock repurchases of $1.6 billion; a decrease in cash received of $0.4 billion from stock option exercises (a component of All other financing activities); and higher dividends paid to shareholders of $0.2 billion; partially offset by lower net debt maturities of $0.2 billion.

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used for operating activities of discontinued operations decreased $0.6 billion for the three months ended March 31, 2025 compared to 2024, primarily driven by working capital cash usage and cash paid for income taxes at our former GE Vernova business in 2024.

Cash from investing activities of discontinued operations decreased $1.9 billion for the three months ended March 31, 2025 compared to 2024, primarily driven by lower cash received of $2.2 billion from net settlements between our discontinued operations and businesses in continuing operations related to the establishment of the opening cash balance for our former GE Vernova business in 2024.

Cash used for financing activities of discontinued operations decreased $0.1 billion for the three months ended March 31, 2025 compared to 2024, primarily driven by net debt repayments by our former GE Vernova business in 2024.

*Non-GAAP Financial Measure
2025 1Q FORM 10-Q 9

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our accounting policies and critical accounting estimates.

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

GE VERNOVA PARENT COMPANY GUARANTEES. To support GE Vernova in selling products and services globally, the Company often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, “GE Aerospace credit support”). Prior to the spin-off in the second quarter of 2024, GE Vernova had been working to seek novation or assignment of GE Aerospace credit support, the majority of which relates to parent company guarantees, associated with GE Vernova legal entities from GE Aerospace to GE Vernova. For GE Aerospace credit support that remains outstanding post-spin, GE Vernova is obligated to use reasonable best efforts to terminate or replace and obtain a full release of the Company’s obligations and liabilities under all such credit support. Beginning in 2025, GE Vernova is paying a quarterly fee to the Company based on amounts related to the GE Aerospace credit support, for which we have recorded a stand ready to perform obligation. GE Vernova will face other contractual restrictions and requirements while the Company continues to be obligated under such credit support on behalf of GE Vernova. While the Company will remain obligated under the contract or instrument, GE Vernova will be obligated to indemnify the Company for credit support related payments that the Company is required to make.

As of March 31, 2025, we estimated GE Vernova RPO and other obligations that relate to GE Aerospace credit support to be approximately $15 billion, an over 77% reduction since December 31, 2023. We expect, approximately $9 billion of the RPO related to GE Aerospace credit support obligations to contractually mature by the end of 2029. The Company’s maximum aggregate exposure under the GE Aerospace credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses. The underlying obligations are predominantly customer contracts that GE Vernova performs in the course of its business. We have no known instances historically where payments or performance from us were required under parent company guarantees relating to GE Vernova customer contracts. See Note 22 for additional details regarding guarantees.

NON-GAAP FINANCIAL MEASURES. We believe that presenting non-GAAP financial measures provides management and investors useful measures to evaluate performance and trends of the total company and its businesses. This includes adjustments in recent periods to GAAP financial measures to increase period-to-period comparability following actions to strengthen our overall financial position and how we manage our business. In addition, management recognizes that certain non-GAAP terms may be interpreted differently by other companies under different circumstances. In various sections of this report we have made reference to the following non-GAAP financial measures in describing our (1) revenue, specifically, Adjusted revenue, (2) profit, specifically, Operating profit and Operating profit margin; Adjusted net income (loss); Adjusted earnings (loss) per share (EPS) and Adjusted effective income tax rate, and (3) cash flows, specifically free cash flow (FCF). The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures follow.

10 2025 1Q FORM 10-Q

ADJUSTED REVENUE, OPERATING PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended March 31
	2025	2024
Total revenue (GAAP)	$9,935	$8,955
Less: Insurance revenue (Note 12)	934	879
Adjusted revenue (Non-GAAP)	$9,001	$8,076

Total costs and expenses (GAAP)	$7,992	$7,974
Less: Insurance cost and expenses (Note 12)	728	679
Less: U.S. tax equity cost and expenses	5	—
Less: interest and other financial charges(a)	210	263
Less: non-operating benefit cost (income)	(201)	(217)
Less: restructuring & other(a)	1	70
Less: separation costs(a)	51	259
Add: noncontrolling interests	(5)	3
Adjusted costs (Non-GAAP)	$7,192	$6,923

Other income (loss) (GAAP)	$302	$1,007
Less: U.S. tax equity	(42)	(35)
Less: gains (losses) on retained and sold ownership interests and other equity securities(a)	7	635
Less: gains (losses) on purchases and sales of business interests(a)	—	10
Adjusted other income (loss) (Non-GAAP)	$337	$397

Profit (loss) (GAAP)	$2,245	$1,987
Profit (loss) margin (GAAP)	22.6%	22.2%

Operating profit (loss) (Non-GAAP)	$2,146	$1,550
Operating profit (loss) margin (Non-GAAP)	23.8%	19.2%

(a) See the Corporate & Other and Other Consolidated Information sections for further information.
We believe that adjusting revenue provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of revenue from our run-off insurance operations. We believe that adjusting profit to exclude the effects of items that are not closely associated with ongoing operations provides management and investors with a meaningful measure that increases the period-to-period comparability. Gains (losses) and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring and other activities. We also use Adjusted revenue* and Operating profit* as performance metrics at the company level for our annual executive incentive plan for 2025.

*Non-GAAP Financial Measure
2025 1Q FORM 10-Q 11

ADJUSTED NET INCOME (LOSS) AND ADJUSTED EFFECTIVE INCOME TAX RATE (NON-GAAP)	Three months ended March 31
	2025		2024
(Per-share amounts in dollars)	Income	EPS	Income	EPS
Net income from continuing operations (GAAP) (Note 17)	$1,967	$1.83	$1,741	$1.58
Insurance net income (loss) (pre-tax)	207	0.19	201	0.18
Tax effect on Insurance net income (loss)(c)	24	0.02	(43)	(0.04)
Less: Insurance net income (loss) (net of tax) (Note 12)	231	0.21	158	0.14
U.S. tax equity net income (loss) (pre-tax)	(55)	(0.05)	(43)	(0.04)
Tax effect on U.S. tax equity net income (loss)	63	0.06	58	0.05
Less: U.S. tax equity net income (loss) (net of tax)	9	0.01	15	0.01
Non-operating benefit (cost) income (pre-tax) (GAAP)	201	0.19	217	0.20
Tax effect on non-operating benefit (cost) income	(42)	(0.04)	(46)	(0.04)
Less: Non-operating benefit (cost) income (net of tax)	159	0.15	171	0.16
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	—	—	10	0.01
Tax effect on gains (losses) on purchases and sales of business interests	3	—	7	0.01
Less: Gains (losses) on purchases and sales of business interests (net of tax)	3	—	17	0.02
Gains (losses) on retained and sold ownership interests and other equity securities (pre-tax)(a)	7	0.01	635	0.58
Tax effect on gains (losses) on retained and sold ownership interests and other equity securities(b)(c)	1	—	(1)	—
Less: Gains (losses) on retained and sold ownership interests and other equity securities (net of tax)	8	0.01	633	0.57
Restructuring & other (pre-tax)(a)	(1)	—	(70)	(0.06)
Tax effect on restructuring & other	—	—	15	0.01
Less: Restructuring & other (net of tax)	(1)	—	(55)	(0.05)
Separation costs (pre-tax)(a)	(51)	(0.05)	(259)	(0.23)
Tax effect on separation costs	10	0.01	34	0.03
Less: Separation costs (net of tax)	(41)	(0.04)	(225)	(0.20)
Adjusted net income (loss) (Non-GAAP)	$1,601	$1.49	$1,026	$0.93

Net income from continuing operations before taxes (GAAP)	$2,245		$1,987
Less: Total adjustments above (pre-tax)	308		690
Adjusted net income before taxes (Non-GAAP)	$1,937		$1,297

Provision (benefit) for income taxes (GAAP)	$283		$244
Less: Tax effect on adjustments above	(59)		(24)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$341		$268

Effective income tax rate (GAAP)	12.6%		12.3%
Adjusted effective income tax rate (Non-GAAP)	17.6%		20.7%

(a) See the Corporate & Other and Other Consolidated Information sections for further information.
(b) Includes tax benefits available to offset the tax on gains (losses) on equity securities.
(c) Includes related tax valuation allowances. Tax effect on Insurance net income includes valuation allowances for 2025.
Earnings-per-share amounts are computed independently. As a result, the sum of per-share amounts may not equal the total.
We believe that Adjusted net income* and the Adjusted effective income tax rate* provide management and investors with useful measures to evaluate the performance of the total company and increased period-to-period comparability, as well as a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding items that are not closely related with ongoing operations. We also use Adjusted EPS* as a performance metric at the company level for our performance stock units granted in 2025.

*Non-GAAP Financial Measure
12 2025 1Q FORM 10-Q

FREE CASH FLOW (FCF) (NON-GAAP)	Three months ended March 31
	2025	2024
Cash flows from operating activities (CFOA) (GAAP)	$1,543	$1,629
Add: gross additions to property, plant and equipment and internal-use software	(208)	(204)
Less: separation cash expenditures	(76)	(165)
Less: Corporate & Other restructuring cash expenditures	(31)	(79)
Free cash flow (FCF) (Non-GAAP)	$1,441	$1,669

We believe investors may find it useful to compare free cash flow* performance without the effects of separation cash expenditures and Corporate & Other restructuring cash expenditures (associated with the separation-related program announced in the fourth quarter of 2022). We believe this measure will better allow management and investors to evaluate the capacity of our operations to generate free cash flow. We also use FCF* as a performance metric at the company level for our annual executive incentive plan and performance stock units granted in 2025.

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2025, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 7, 2024, the Board of Directors authorized up to $15 billion of common share repurchases. We repurchased 9,470 thousand shares for $1,913 million during the three months ended March 31, 2025 under this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorizations	Approximate dollar value of shares that may yet be purchased under our $15 billion share repurchase authorization
(Shares in thousands)

2025
January	1,079	$189.22	1,079
February	7,564	204.58	7,564
March	828	195.59	828
Total	9,470	$202.05	9,470	$8,161

*Non-GAAP Financial Measure
2025 1Q FORM 10-Q 13

STATEMENT OF OPERATIONS (UNAUDITED)	Three Months Ended March 31
(In millions; per-share amounts in dollars)	2025	2024
Sales of equipment	$2,653	$2,421
Sales of services	6,347	5,655
Insurance revenue (Note 12)	934	879
Total revenue	9,935	8,955

Cost of equipment sold	2,335	2,465
Cost of services sold	3,660	3,281
Selling, general and administrative expenses	876	1,026
Separation costs	51	259
Research and development	359	270
Interest and other financial charges	210	263
Insurance losses, annuity benefits and other costs (Note 12)	701	627
Non-operating benefit cost (income)	(201)	(217)
Total costs and expenses	7,992	7,974

Other income (loss) (Note 18)	302	1,007

Net income (loss) from continuing operations before income taxes	2,245	1,987
Benefit (provision) for income taxes (Note 15)	(283)	(244)
Net income (loss) from continuing operations	1,962	1,744
Net income (loss) from discontinued operations, net of taxes (Note 2)	10	(178)
Net income (loss)	1,972	1,565
Less net income (loss) attributable to noncontrolling interests	(5)	27
Net income (loss) attributable to the Company	1,978	1,539
Net income (loss) attributable to common shareholders	$1,978	$1,539

Earnings (loss) per share from continuing operations (Note 17)
Diluted earnings (loss) per share	$1.83	$1.58
Basic earnings (loss) per share	$1.84	$1.59

Net earnings (loss) per share (Note 17)
Diluted earnings (loss) per share	$1.83	$1.40
Basic earnings (loss) per share	$1.85	$1.41

14 2025 1Q FORM 10-Q

STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share amounts)	March 31, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$12,405	$13,619
Investment securities (Note 3)	1,000	982
Current receivables (Note 4)	9,653	9,327
Inventories, including deferred inventory costs (Note 5)	10,504	9,763
Current contract assets (Note 8)	2,940	2,982
All other current assets (Note 9)	1,073	962
Current assets	37,575	37,635

Investment securities (Note 3)	38,010	37,741
Property, plant and equipment – net (Note 6)	7,426	7,277
Goodwill (Note 7)	8,696	8,538
Other intangible assets – net (Note 7)	4,277	4,257
Contract and other deferred assets (Note 8)	4,835	4,831
All other assets (Note 9)	14,453	13,910
Deferred income taxes (Note 15)	6,956	7,111
Assets of discontinued operations (Note 2)	1,895	1,841
Total assets	$124,123	$123,140

Short-term borrowings (Note 10)	$2,084	$2,039
Accounts payable (Note 11)	8,625	7,909
Progress collections (Note 8)	6,842	6,695
Contract liabilities and deferred income (Note 8)	9,624	9,353
Sales discounts and allowances (Note 14)	3,555	3,475
All other current liabilities (Note 14)	4,211	4,920
Current liabilities	34,941	34,392

Deferred income (Note 8)	1,054	1,013
Long-term borrowings (Note 10)	17,487	17,234
Insurance liabilities and annuity benefits (Note 12)	36,424	36,209
Non-current compensation and benefits	6,872	7,035
All other liabilities (Note 14)	6,538	6,376
Liabilities of discontinued operations (Note 2)	1,339	1,317
Total liabilities	104,654	103,576

Common stock (1,066,386,643 and 1,073,692,183 shares outstanding at March 31, 2025 and 2024, respectively) (Note 16)	15	15
Accumulated other comprehensive income (loss) – net attributable to the Company (Note 16)	(3,733)	(3,861)
Other capital	23,912	24,266
Retained earnings	82,081	80,488
Less common stock held in treasury	(83,024)	(81,566)
Total shareholders’ equity	19,251	19,342
Noncontrolling interests	217	223
Total equity	19,468	19,564
Total liabilities and equity	$124,123	$123,140

2025 1Q FORM 10-Q 15

STATEMENT OF CASH FLOWS (UNAUDITED)	Three months ended March 31
(In millions)	2025	2024
Net income (loss)	$1,972	$1,565
Net (income) loss from discontinued operations activities	(10)	178
Adjustments to reconcile net income (loss) to cash from (used for) operating activities:
Depreciation and amortization of property, plant and equipment	210	202
Amortization of intangible assets (Note 7)	89	88
(Gains) losses on equity securities (Note 18)	(43)	(675)
Principal pension plans (benefit) cost (Note 13)	(161)	(174)
Principal pension plans employer contributions	(48)	(47)
Other postretirement benefit plans (net)	(74)	(88)
Provision (benefit) for income taxes (Note 15)	283	244
Cash recovered (paid) during the year for income taxes	(112)	248
Changes in operating working capital:
Decrease (increase) in current receivables	(326)	261
Decrease (increase) in inventories, including deferred inventory costs	(724)	(504)
Decrease (increase) in current contract assets	46	160
Increase (decrease) in contract liabilities and current deferred income	270	23
Increase (decrease) in progress collections	132	140
Increase (decrease) in accounts payable	706	174
Increase (decrease) in sales discounts and allowances	80	(106)
All other operating activities	(746)	(60)
Cash from (used for) operating activities – continuing operations	1,543	1,629
Cash from (used for) operating activities – discontinued operations	(33)	(635)
Cash from (used for) operating activities	1,509	994

Additions to property, plant and equipment and internal-use software	(208)	(204)
Dispositions of property, plant and equipment	10	38
Net cash from (payments for) principal businesses purchased	(100)	—
Sales of retained ownership interests	—	2,610
Net (purchases) dispositions of insurance investment securities	99	(1,141)
All other investing activities	(121)	(2,408)
Cash from (used for) investing activities – continuing operations	(320)	(1,106)
Cash from (used for) investing activities – discontinued operations	3	1,911
Cash from (used for) investing activities	(317)	806

Net increase (decrease) in borrowings (maturities of 90 days or less)	—	(14)
Repayments and other debt reductions (maturities longer than 90 days)	(56)	(236)
Dividends paid to shareholders	(302)	(86)
Purchases of common stock for treasury	(1,965)	(322)
All other financing activities	39	552
Cash from (used for) financing activities – continuing operations	(2,284)	(105)
Cash from (used for) financing activities – discontinued operations	—	(99)
Cash from (used for) financing activities	(2,284)	(204)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	84	(61)
Increase (decrease) in cash, cash equivalents and restricted cash	(1,008)	1,534
Cash, cash equivalents and restricted cash at beginning of year	15,880	19,755
Cash, cash equivalents and restricted cash at March 31	14,872	21,290
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	(1,372)	(4,896)
Cash, cash equivalents and restricted cash of continuing operations at March 31	$13,500	$16,394
16 2025 1Q FORM 10-Q

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended March 31
(In millions)	2025	2024
Net income (loss)	$1,972	$1,565
Less: net income (loss) attributable to noncontrolling interests	(5)	27
Net income (loss) attributable to the Company	$1,978	$1,539

Currency translation adjustments	(7)	(35)
Benefit plans	(134)	(198)
Investment securities and cash flow hedges	318	(453)
Long-duration insurance contracts	(48)	1,236
Less: other comprehensive income (loss) attributable to noncontrolling interests	—	2
Other comprehensive income (loss) attributable to the Company	$129	$547

Comprehensive income (loss)	$2,101	$2,114
Less: comprehensive income (loss) attributable to noncontrolling interests	(5)	28
Comprehensive income (loss) attributable to the Company	$2,107	$2,086

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended March 31
(In millions)	2025	2024
Common stock issued	$15	$15

Beginning balance	(3,861)	(6,150)
Currency translation adjustments	(7)	(35)
Benefit plans	(134)	(200)
Investment securities and cash flow hedges	318	(453)
Long-duration insurance contracts	(48)	1,236
Accumulated other comprehensive income (loss)	$(3,733)	$(5,603)
Beginning balance	24,266	26,962
Gains (losses) on treasury stock dispositions	(445)	(1,191)
Stock-based compensation	90	114
Other changes	—	2
Other capital	$23,912	$25,887
Beginning balance	80,488	86,553
Net income (loss) attributable to the Company	1,978	1,539
Dividends and other transactions with shareholders	(385)	1
Other	—	(3)
Retained earnings	$82,081	$88,090
Beginning balance	(81,566)	(79,976)
Purchases	(1,972)	(317)
Dispositions	514	1,785
Common stock held in treasury	$(83,024)	$(78,508)
GE Aerospace shareholders' equity balance	19,251	29,880
Noncontrolling interests balance(a)	217	1,248
Total equity balance at March 31	$19,468	$31,128

(a) Included a reclassification of $1,007 million of noncontrolling interests attributable to GE Vernova to Retained earnings as a result of the separation on April 2, 2024.

2025 1Q FORM 10-Q 17

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (GAAP), which requires us to make estimates based on assumptions about current, and for some estimates, future, economic and market conditions which affect reported amounts and related disclosures in our financial statements. Although our current estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations, financial position and cash flows. Such changes could result in future impairments of goodwill, intangibles, long-lived assets, contract assets and investment securities, revisions to estimated profitability on long-term product service and other service agreements, incremental credit losses on receivables and debt securities, incremental losses related to our contingencies, a change in the carrying amount of our tax assets and liabilities, or a change in our insurance liabilities and pension obligations as of the time of a relevant measurement event.

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

Beginning in the first quarter of 2025, we changed the terminology used to report our earnings from “Earnings” to “Net income.” The change in terminology does not impact the amounts reported in the financial statements. Comparative periods have been renamed to reflect this change for consistency. We have reclassified certain prior-year amounts to conform to the current-year’s presentation. Unless otherwise noted, tables are presented in U.S. dollars in millions. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions. Earnings-per-share amounts are computed independently for net income from continuing operations, net income from discontinued operations and net income. As a result, the sum of per-share amounts may not equal the total. Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. We present businesses whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off. See Note 2 for further information.

The accompanying consolidated financial statements and notes are unaudited. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the financial statements, notes and significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 2. DISCONTINUED OPERATIONS. Our former GE Vernova and GE HealthCare businesses, our mortgage portfolio in Poland (Bank BPH) and other trailing assets and liabilities associated with prior dispositions are included in discontinued operations. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis.

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

We have continuing involvement with GE Vernova primarily through ongoing sales of products, a transition services agreement, through which GE Aerospace and GE Vernova continue to provide certain services to each other for a period of time following the separation, a separation and distribution agreement, including performance and financial guarantees, a tax matters agreement and a trademark licensing agreement. For the three months ended March 31, 2025, we had direct and indirect sales of $85 million to GE Vernova, primarily related to engine sales and parts. We collected net cash of $202 million related to the transition services agreement and sales of engines and parts for the three months ended March 31, 2025.

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

We had continuing involvement with GE HealthCare primarily through a transition services agreement, which was completed as of December 31, 2024, through which GE Aerospace and GE HealthCare continued to provide certain services to each other for a period of time following the separation. In addition, we have a tax matters agreement and a trademark licensing agreement. For the three months ended March 31, 2025, we collected net cash of $34 million related to these activities.
18 2025 1Q FORM 10-Q

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. The estimate of total losses for borrower litigation at Bank BPH was $2,449 million and $2,461 million as of March 31, 2025 and December 31, 2024, respectively. No incremental contributions from GE Aerospace were required during the three months ended March 31, 2025. For further information about factors that are relevant to the estimate of total losses for borrower litigation at Bank BPH, see Note 22. Future changes or adverse developments could increase our estimate of total losses and potentially require future cash contributions to Bank BPH.

The Bank BPH financing receivable portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields and estimates with respect to ongoing borrower litigation. At March 31, 2025, the total portfolio had no carrying value, net of a valuation allowance. Income (loss) related to ongoing borrower litigation was zero in pre-tax charges for both the three months ended March 31, 2025, and 2024, respectively.

RESULTS OF DISCONTINUED OPERATIONS Three months ended March 31	2025			2024
	GE Vernova	Bank BPH & Other	Total	GE Vernova	Bank BPH & Other	Total
Total revenue	$—	$—	$—	$7,244	$—	$7,244
Cost of equipment and services sold	—	—	—	(6,074)	—	(6,074)
Other income, costs and expenses	—	—	—	(1,288)	6	(1,282)
Net income (loss) of discontinued operations before income taxes	—	—	—	(118)	6	(112)
Benefit (provision) for income taxes	—	7	7	(74)	6	(68)
Net income (loss) of discontinued operations, net of taxes	—	7	7	(193)	12	(180)

Gain (loss) on disposal before income taxes	—	4	4	—	2	2
Benefit (provision) for income taxes	—	—	—	—	—	—
Gain (loss) on disposal, net of taxes	—	4	4	—	2	2
Net income (loss) from discontinued operations, net of taxes	$—	$11	$10	$(193)	$14	$(178)

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	March 31, 2025	December 31, 2024
Cash, cash equivalents and restricted cash(a)	$1,372	$1,327
Current receivables	14	13
Property, plant and equipment - net	36	40
All other assets	448	438
Deferred income taxes	25	24
Assets of discontinued operations(b)	$1,895	$1,841

Accounts payable	$29	$30
Non-current compensation and benefits	33	33
All other liabilities	1,277	1,254
Liabilities of discontinued operations(b)	$1,339	$1,317
(a) Included $1,370 million and $1,324 million of cash, cash equivalents and restricted cash related to Bank BPH as of March 31, 2025 and December 31, 2024, respectively.
(b) Included $1,553 million and $1,594 million of valuation allowances against financing receivables held for sale, of which $1,474 million and $1,517 million related to estimated borrower litigation losses, and $976 million and $944 million in All other liabilities related to estimated borrower litigation losses for Bank BPH’s foreign currency-denominated mortgage portfolio as of March 31, 2025 and December 31, 2024, respectively. Accordingly, total estimated losses related to borrower litigation were $2,449 million and $2,461 million as of March 31, 2025 and December 31, 2024, respectively. The valuation allowance completely offsets the financing receivables balance as of March 31, 2025 and December 31, 2024.

NOTE 3. INVESTMENT SECURITIES. Current investment securities include our senior note from AerCap, for which we have adopted the fair value option and matures in the fourth quarter of 2025, with a fair value of $1,000 million and $982 million at March 31, 2025 and December 31, 2024, respectively.

Substantially all of our non-current investment securities are held within our run-off insurance operations and are classified as non-current as they support the long-duration insurance liabilities and include debt securities all classified as available-for-sale, substantially all of which are investment-grade.

2025 1Q FORM 10-Q 19

	March 31, 2025				December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt
U.S. corporate	$28,222	$662	$(2,206)	$26,678	$28,456	$546	$(2,309)	$26,692
Non-U.S. corporate	2,920	28	(285)	2,663	2,970	23	(302)	2,691
State and municipal	2,356	38	(203)	2,192	2,409	22	(235)	2,196
Mortgage and asset-backed	5,258	70	(157)	5,172	5,007	47	(183)	4,870
Government and agencies	1,178	6	(108)	1,075	1,180	4	(118)	1,066
Other equity	229	—	—	229	225	—	—	225
Non-current investment securities	$40,163	$804	$(2,958)	$38,010	$40,248	$641	$(3,148)	$37,741

The amortized cost of debt securities excludes accrued interest of $507 million and $473 million at March 31, 2025 and December 31, 2024, respectively, which is reported in All other current assets.

The estimated fair value of investment securities at March 31, 2025 increased since December 31, 2024, primarily due to lower market yields partially offset by net proceeds from debt/equity securities sales and early redemptions, both from our run-off insurance operations.

Total estimated fair value of debt securities in an unrealized loss position were $20,859 million and $21,876 million, of which $13,913 million and $14,011 million had gross unrealized losses of $(2,663) million and $(2,795) million and had been in a loss position for 12 months or more at March 31, 2025 and December 31, 2024, respectively. Gross unrealized losses at March 31, 2025 included $(96) million related to commercial mortgage-backed securities (CMBS) collateralized by pools of commercial mortgage loans on real estate, and $(57) million related to asset-backed securities. The majority of our CMBS and asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. The majority of our U.S. and non-U.S. corporate securities' gross unrealized losses were in the consumer, electric, technology and communication industries. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

	Three months ended March 31
	2025	2024
Net unrealized gains (losses) for equity securities with readily determinable fair value (RDFV)	$5	$441
Proceeds from debt/equity securities sales and early redemptions	672	3,196
Gross realized gains on debt securities	5	8
Gross realized losses on debt securities	(7)	(11)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at March 31, 2025 are as follows:

	Amortized cost	Estimated fair value
Within one year	$905	$900
After one year through five years	3,829	3,895
After five years through ten years	5,135	5,195
After ten years	24,808	22,619

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

The majority of our non-current investment securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $4,351 million and $5,074 million, including the AerCap senior note, are classified within Level 3, as significant inputs to their valuation models are unobservable at March 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2025, $949 million was transferred out of Level 3 related to increases in the observability of external information used in determining fair value in our run-off insurance operations and primarily included certain investments in private placement U.S. and non-U.S. corporate debt securities. During the three months ended March 31, 2025 there were no significant transfers into Level 3 and during three months ended March 31, 2024, there were no significant transfers into or out of Level 3.

20 2025 1Q FORM 10-Q

In addition to the equity securities described above, we held $1,491 million and $1,439 million of equity securities without RDFV including $1,462 million and $1,410 million within our run-off insurance operations at March 31, 2025 and December 31, 2024, respectively, that are classified within All other assets in our Statement of Financial Position. Fair value adjustments, including impairments, recorded in income were $38 million and $34 million for the three months ended March 31, 2025 and 2024, respectively. These are primarily limited partnership investments in private equity, infrastructure and real estate funds that are measured at net asset value per share (or equivalent) as a practical expedient to estimated fair value and are excluded from the fair value hierarchy. These limited partnership investments are generally not eligible for redemption and generally cannot be sold without approval of the general partner. Distributions from each fund will be received as the underlying investments of the funds are liquidated at the discretion of the general partner. These investments are generally considered illiquid and our ability to receive the most recent net asset value in a sale would be determined by external market factors.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	March 31, 2025	December 31, 2024
Customer receivables	$7,493	$7,385
Revenue sharing and other partner receivables(a)	1,155	1,113
Non-income based tax receivables	128	128
Supplier advances	691	546
Receivables from disposed businesses	77	99
Other sundry receivables	175	162
Allowance for credit losses	(64)	(106)
Total current receivables	$9,653	$9,327
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

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $92 million and $85 million in the three months ended March 31, 2025 and 2024, respectively, related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in the Commercial Engines & Services business, the Company has no continuing involvement; fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice value and due date.

LONG-TERM RECEIVABLES	March 31, 2025	December 31, 2024
Long-term customer receivables	$134	$122
Supplier advances	85	50
Sundry receivables	113	106
Allowance for credit losses	(107)	(85)
Total long-term receivables	$224	$194

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	March 31, 2025	December 31, 2024
Raw materials and work in process	$7,967	$7,372
Finished goods	1,542	1,459
Deferred inventory costs(a)	994	932
Inventories, including deferred inventory costs	$10,504	$9,763
(a) Represents deferred labor and overhead costs on time and material service contracts and other costs of products and services for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	March 31, 2025	December 31, 2024
Original cost	$16,148	$15,894
Less accumulated depreciation and amortization	(9,816)	(9,673)
Right-of-use operating lease assets	1,094	1,057
Property, plant and equipment – net	$7,426	$7,277

2025 1Q FORM 10-Q 21

DEPRECIATION AND AMORTIZATION EXPENSE	Three months ended March 31
	2025	2024
Commercial Engines & Services	$98	$92
Defense & Propulsion Technologies	34	38
Corporate and Other (including supply chain)	78	72
Total	$210	$202

Operating Lease Liabilities. Our current operating lease liabilities, included in All other current liabilities in our Statement of Financial Position were $281 million and $283 million as of March 31, 2025 and December 31, 2024, respectively. Our non-current operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $862 million and $822 million as of March 31, 2025 and December 31, 2024, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $98 million and $112 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

	Commercial Engines & Services	Defense & Propulsion Technologies	Total
Balance at January 1, 2025	$6,341	$2,197	$8,538
Goodwill acquisition	—	52	52
Goodwill adjustments(a)	101	5	106
Balance at March 31, 2025	$6,442	$2,254	$8,696
(a) Goodwill adjustments are primarily related to foreign currency exchange.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the first quarter of 2025, we did not identify any reporting units that required an interim impairment test.

All other intangible assets are subject to amortization. Intangible assets increased $19 million during the three months ended March 31, 2025, primarily as a result of an acquisition of a business within our Defense & Propulsion Technologies segment, additions of capitalized software and foreign currency exchange, partially offset by amortization. Consolidated amortization expense was $89 million and $88 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS, CONTRACT LIABILITIES AND DEFERRED INCOME & PROGRESS COLLECTIONS
Contract assets (liabilities) and other deferred assets (income), on a net basis, increased the net liability position by $350 million for the three months ended March 31, 2025, primarily due to an increase in long-term service agreements liabilities of $272 million. In aggregate, the net liability for long-term service agreements increased primarily due to billings of $1,902 million and net unfavorable changes in estimated profitability of $279 million, including quarterly updates to contract margins and an estimated impact from tariffs, primarily in Commercial Engines & Services, partially offset by revenue recognized of $1,867 million. Revenue recognized for contracts included in a liability position at the beginning of the year were $2,040 million and $1,881 million for the three months ended March 31, 2025 and 2024, respectively.

CONTRACT ASSETS, LIABILITIES AND OTHER DEFERRED ASSETS AND INCOME	March 31, 2025	December 31, 2024
Long-term service agreements	$2,309	$2,374
Equipment and other service agreements	630	609
Current contract assets	$2,940	$2,982

Nonrecurring engineering costs(a)	$2,443	$2,438
Customer advances and other(b)	2,392	2,393
Contract and other deferred assets	4,835	4,831
Total contract and other deferred assets	$7,775	$7,814
Long-term service agreement liabilities	$9,266	$8,994
Current deferred income	357	359
Contract liabilities and current deferred income	$9,624	$9,353
Non-current deferred income	1,054	1,013
Total contract liabilities and deferred income	$10,677	$10,366
Contract assets (liabilities) and other deferred assets (income)	$(2,902)	$(2,552)
(a) Includes contract fulfillment costs for engineering and development incurred prior to production for equipment production contracts, primarily within our Defense & Propulsion Technologies segment, which are amortized ratably over each unit produced. We assess the recoverability of these costs and if we determine the costs are no longer probable of recovery, the asset is impaired.
(b) Includes amounts due from customers within our Commercial Engines & Services segment for the sales of engines, spare parts and services, which we collect through fixed or usage-based billings from the sale of spare parts and servicing of equipment under long-term service agreements.
22 2025 1Q FORM 10-Q

Progress collections increased $147 million in the three months ended March 31, 2025 primarily due to collections received in excess of settlements at Defense & Propulsion Technologies.

NOTE 9. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method investments, Insurance cash and cash equivalents, receivables and other investments in our run-off insurance operations, pension surplus and prepaid taxes and other deferred charges. All other non-current assets increased $544 million in the three months ended March 31, 2025, primarily due to an increase in Insurance receivables of $205 million, an increase in Insurance cash and cash equivalents of $160 million, an increase in equity method and other investments of $48 million and an increase in prepaid taxes and deferred charges of $48 million. Insurance cash and cash equivalents was $1,095 million and $934 million at March 31, 2025 and December 31, 2024, respectively.

NOTE 10. BORROWINGS

	March 31, 2025	December 31, 2024
Current portion of long-term borrowings
Senior notes	$2,010	$1,952
Subordinated notes and other	74	87
Total short-term borrowings	$2,084	$2,039

Senior notes	15,578	15,467
Subordinated notes	1,368	1,330
Other	541	437
Total long-term borrowings	$17,487	$17,234
Total borrowings	$19,571	$19,273
See Note 20 for further information about borrowings and associated hedges.

NOTE 11. ACCOUNTS PAYABLE

	March 31, 2025	December 31, 2024
Trade payables	$6,795	$6,254
Supply chain finance programs	1,272	1,259
Sundry payables	558	397
Accounts payable	$8,625	$7,909

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE Aerospace receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $874 million and $928 million for the three months ended March 31, 2025 and 2024, respectively. GE Aerospace has no costs associated with this program.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits are comprised of obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenue of $934 million and $879 million, profit was $205 million and $200 million and net income was $163 million and $158 million for the three months ended March 31, 2025 and 2024, respectively. These operations were primarily supported by investment securities, substantially all debt securities, of $37,613 million and $37,352 million, limited partnerships of $4,409 million and $4,321 million, a diversified commercial mortgage loan portfolio collateralized by first liens on U.S. commercial real estate properties of $1,885 million and $1,887 million (net of allowance for credit losses of $40 million and $46 million), and residential mortgage loans of $331 million and $251 million (net of allowance for credit losses of an insignificant amount), as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the commercial mortgage loan portfolio had one delinquent loan, one non-accrual loan and about one-third of the portfolio was held in the office sector, which had a weighted average loan-to-value ratio of 69%, debt service coverage of 1.7, and an insignificant amount of scheduled maturities through 2026. A summary of our insurance liabilities and annuity benefits is presented below.

March 31, 2025	Long-term care	Structured settlement annuities	Life	Other contracts	Total
Future policy benefit reserves	$24,721	$8,394	$1,004	$347	$34,467
Investment contracts	—	702	—	603	1,304
Other	—	—	114	539	654
Total	$24,721	$9,096	$1,118	$1,489	$36,424
2025 1Q FORM 10-Q 23

December 31, 2024
Future policy benefit reserves	$24,675	$8,426	$1,018	$357	$34,476
Investment contracts	—	719	—	621	1,340
Other	—	—	116	277	394
Total	$24,675	$9,145	$1,134	$1,254	$36,209
The following tables summarize balances of and changes in future policy benefit reserves.

	March 31, 2025			March 31, 2024
Present value of expected net premiums	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Balance, beginning of year	$4,144	$—	$4,318	$4,063	$—	$4,803
Beginning balance at locked-in discount rate	3,991	—	4,415	3,745	—	4,773
Effect of changes in cash flow assumptions	14	—	—	17	—	—
Effect of actual variances from expected experience	2	—	12	6	—	(2)
Adjusted beginning of year balance	4,007	—	4,427	3,769	—	4,771
Interest accrual	54	—	46	51	—	45
Net premiums collected	(97)	—	(74)	(98)	—	(70)
Effect of foreign currency	—	—	26	—	—	(69)
Ending balance at locked-in discount rate	3,963	—	4,425	3,721	—	4,678
Effect of changes in discount rate assumptions	176	—	(73)	211	—	(151)
Balance, end of period	$4,140	$—	$4,352	$3,932	$—	$4,527

Present value of expected future policy benefits
Balance, beginning of year	$28,820	$8,426	$5,336	$30,895	$9,357	$5,921
Beginning balance at locked-in discount rate	27,448	8,301	5,411	27,144	8,561	5,847
Effect of changes in cash flow assumptions	(69)	—	—	(7)	—	—
Effect of actual variances from expected experience	9	3	6	43	(29)	(13)
Adjusted beginning of year balance	27,388	8,304	5,418	27,180	8,532	5,833
Interest accrual	374	109	56	368	111	55
Benefit payments	(351)	(159)	(98)	(359)	(159)	(109)
Effect of foreign currency	—	—	28	—	—	(73)
Ending balance at locked-in discount rate	27,411	8,254	5,404	27,190	8,484	5,707
Effect of changes in discount rate assumptions	1,450	140	(47)	2,465	425	(126)
Balance, end of period	$28,861	$8,394	$5,357	$29,654	$8,909	$5,581
Net future policy benefit reserves	$24,721	$8,394	$1,004	$25,722	$8,909	$1,054
Less: Reinsurance recoverables, net of allowance for credit losses	(170)	—	(197)	(165)	—	(29)
Net future policy benefit reserves, after reinsurance recoverables	$24,551	$8,394	$807	$25,557	$8,909	$1,025
Weighted-average duration of liability (years)(a)	11.5	10.2	5.2	12.4	10.8	5.3
Weighted-average interest accretion rate	5.6%	5.4%	5.3%	5.6%	5.4%	5.2%
Current discount rate	5.6%	5.5%	5.0%	5.2%	5.2%	5.0%
Gross premiums or assessments recognized during period	$117	$—	$79	$123	$—	$79
Expected future gross premiums, undiscounted	7,448	—	11,350	7,376	—	12,082
Expected future gross premiums, discounted(a)	4,722	—	5,249	4,794	—	5,446
Expected future benefit payments, undiscounted	61,449	18,432	10,314	62,774	19,092	10,935
Expected future benefit payments, discounted(a)	28,861	8,394	5,357	29,654	8,909	5,581
(a) Determined using the current discount rate as of March 31, 2025 and 2024.

As of March 31, 2025 and 2024, policyholders account balances totaled $1,535 million and $1,686 million, respectively. As our insurance operations are in run-off, changes in policyholder account balances for the three months ended March 31, 2025 and 2024 are primarily attributed to surrenders, withdrawals, and benefit payments of $114 million and $106 million, partially offset by net additions from separate accounts and interest credited of $74 million and $66 million, respectively. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both March 31, 2025 and 2024.

On February 3, 2025, we closed the Canadian life and health insurance portfolio reinsurance transaction that was announced in 2024. We received a ceding commission of $128 million and the gain was deferred and will be recognized over the remaining life of the policies or earlier if the underlying treaties are novated.

See Notes 3 and 9 for further information related to our run-off insurance operations.

24 2025 1Q FORM 10-Q

NOTE 13. POSTRETIREMENT BENEFIT PLANS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories; principal pension plans, other pension plans and principal retiree benefit plans. Please refer to Note 13 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

The components of benefit plans cost other than the service cost are included in the caption Non-operating benefit costs in our Statement of Operations.

PRINCIPAL PENSION PLANS	Three months ended March 31
	2025	2024
Service cost for benefits earned	$19	$21
Prior service cost amortization	(2)	3
Expected return on plan assets	(375)	(578)
Interest cost on benefit obligations	325	453
Net actuarial gain amortization	(128)	(155)
Net periodic expense (income)	$(161)	$(256)
Less discontinued operations	$—	$(88)
Continuing operations - net periodic expense (income)	$(161)	$(168)

Principal retiree benefit plans income was $15 million and $36 million for the three months ended March 31, 2025 and 2024, respectively. Principal retiree benefit plans income from continuing operations was $21 million for the three months ended March 31, 2024.

Other pension plans income was $1 million and $13 million for the three months ended March 31, 2025 and 2024, respectively. Other pension plans income from continuing operations was $1 million for the three months ended March 31, 2024.

We have a defined contribution plan for eligible U.S. employees that provides employer contributions, which were $80 million and $89 million for the three months ended March 31, 2025 and 2024, respectively. Employer contributions from continuing operations was $54 million for the three months ended March 31, 2024.

NOTE 14. SALES DISCOUNTS AND ALLOWANCES & ALL OTHER LIABILITIES.
Sales discounts and allowances increased $80 million in the three months ended March 31, 2025, primarily due to accruals on spare part discounts and other reserves outpacing payments to airline customers in Commercial Engines & Services.

All other current liabilities and All other liabilities primarily includes employee compensation and benefits, equipment project and commercial liabilities, income taxes payable and uncertain tax positions, environmental, health and safety remediations, operating lease liabilities (see Note 6) and product warranties (see Note 22). All other current liabilities decreased $710 million in the three months ended March 31, 2025, primarily due to a decrease in employee compensation and benefits of $589 million primarily driven by payments of employee benefit liabilities, and a decrease in equipment projects and other commercial liabilities of $108 million. All other liabilities increased $162 million in the three months ended March 31, 2025, primarily due to increases in uncertain and other income taxes and related liabilities of $54 million, environmental, health and safety liabilities of $41 million and operating lease liabilities of $40 million.

NOTE 15. INCOME TAXES. Our effective income tax rate was 12.6% and 12.3% for the three months ended March 31, 2025 and 2024, respectively. The tax rate for 2025 was reduced compared to the U.S. statutory rate of 21% primarily due to U.S. business tax credit benefits, realized foreign tax credits benefits on the reinsurance transaction (see Note 12), tax benefits on equity compensation, and tax effects of favorable audit resolutions. The tax rate for 2024 was reduced compared to the U.S. statutory rate of 21% primarily due to gains associated with our retained and sold ownership interests, which we expect to recover without tax, and U.S. business credits.

The OECD (Organisation for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries incorporated Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. In addition, in January 2025, the United States issued an executive order announcing opposition to aspects of these rules. As countries continue to enact and refine the Pillar 2 rules, we will evaluate the impact on our financial position. In 2025, we expect to incur $0.1 billion in connection with the incorporation of the Pillar 2 model rules.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2016-2020.

The following table presents our net deferred tax assets and net deferred tax liabilities attributable to different tax jurisdictions or different tax paying components.

2025 1Q FORM 10-Q 25

DEFERRED INCOME TAXES	March 31, 2025	December 31, 2024
Total assets	$7,313	$7,479
Total liabilities	(357)	(368)
Net deferred income tax asset	$6,956	$7,111

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended March 31
(Dividends per share in dollars)	2025	2024
Beginning balance	$(1,472)	$(3,623)
AOCI before reclasses – net of taxes of $(40) and $26	(7)	(35)
AOCI	(7)	(35)
Currency translation adjustments AOCI	$(1,478)	$(3,658)
Beginning balance	$665	$1,786
AOCI before reclasses – net of taxes of $(4) and $8	(15)	(29)
Reclasses from AOCI – net of taxes of $ $(35) and $(52)	(120)	(168)
AOCI	(134)	(197)
Less AOCI attributable to noncontrolling interests	—	2
Benefit plans AOCI	$531	$1,586
Beginning balance	$(1,985)	$(959)
AOCI before reclasses – net of taxes of $87 and $(116)	323	(465)
Reclasses from AOCI – net of taxes of $(1) and $0	(6)	11
AOCI	318	(453)
Investment securities and cash flow hedges AOCI	$(1,667)	$(1,412)
Beginning balance	$(1,070)	$(3,354)
AOCI before reclasses – net of taxes of $(13) and $328	(48)	1,236
AOCI	(48)	1,236
Long-duration insurance contracts AOCI	$(1,118)	$(2,119)

AOCI at March 31	$(3,733)	$(5,603)

Dividends declared per common share	$0.36	$—

Common stock. GE Aerospace common stock shares outstanding were 1,066,386,643 and 1,073,692,183 at March 31, 2025 and December 31, 2024, respectively. We repurchased 9.5 million shares for a total of $1,913 million during the three months ended March 31, 2025. This included repurchases of 5.5 million shares for $1,112 million using accelerated stock repurchases as a mechanism to achieve planned repurchase volumes within the quarter during closed windows. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased in the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

NOTE 17. EARNINGS PER SHARE (EPS) INFORMATION

Three months ended March 31	2025		2024
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Net income (loss) from continuing operations attributable to common shareholders	$1,967	$1,967	$1,741	$1,741
Net income (loss) from discontinued operations	10	10	(202)	(202)
Net income (loss) attributable to common shareholders	1,978	1,978	1,539	1,539

Shares of common stock outstanding	1,070	1,070	1,091	1,091
Employee compensation-related shares (including stock options)	8	—	11	—
Total average equivalent shares	1,078	1,070	1,103	1,091

EPS from continuing operations	$1.83	$1.84	$1.58	$1.59
EPS from discontinued operations	0.01	0.01	(0.18)	(0.18)
Net EPS	1.83	1.85	1.40	1.41

Potentially dilutive securities(a)	2		12
(a) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and historically have been included in the calculation pursuant to the two-class method. For the three months ended March 31, 2025, such participating securities had an insignificant effect. Effective the second quarter of 2024, the Company calculates earnings per share using the treasury stock method. For the three months ended March 31, 2024, application of two-class method had an insignificant effect.
26 2025 1Q FORM 10-Q

NOTE 18. OTHER INCOME (LOSS)

	Three months ended March 31
	2025	2024
Investment in GE HealthCare realized and unrealized gain (loss)	$—	$616
AerCap note unrealized gain (loss)	13	12
Gains (losses) on retained and sold ownership interests	$13	$628
Other net interest and investment income (loss)	173	229
Licensing and royalty income	43	56
Equity method income	38	45
Other items	35	49
Total other income (loss)	$302	$1,007

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

RESTRUCTURING AND OTHER CHARGES	Three months ended March 31
	2025	2024
Workforce reductions	$(1)	$65
Plant closures & associated costs and other asset write-downs	2	19
Acquisition/disposition net charges and other	—	2
	$2	$86
Cost of equipment/services	$3	$—
Selling, general and administrative expenses	(1)	86
Total restructuring and other charges	$2	$86
Restructuring and other cash expenditures(a)	$39	$79
(a) Primarily related to employee severance payments.

The restructuring liability as of March 31, 2025 and December 31, 2024 was $218 million and $242 million, respectively.

For the three months ended March 31, 2025 and 2024, restructuring and other charges for ongoing programs primarily included exit activities announced in the fourth quarter of 2022, reflecting lower Corporate & Other shared-service and footprint needs as a result of the GE HealthCare and GE Vernova spin-offs.

SEPARATION COSTS. In November 2021, the Company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aerospace, healthcare and energy. As discussed in Note 2, we completed this plan with the spin of GE Vernova in the second quarter of 2024. Post-separation, we expect to continue to incur operational and transition costs related to ongoing separation activities, including employee costs, professional fees, costs to establish certain stand-alone functions and information technology systems, and other transformation to transition to a stand-alone public company. These costs are presented as separation costs in our Statement of Operations.

For the three months ended March 31, 2025 and 2024, we incurred pre-tax separation expense of $51 million and $259 million, recognized $10 million and $34 million of net tax benefits and paid $76 million and $165 million in cash, respectively.

The pre-tax separation costs specifically identifiable to GE HealthCare and GE Vernova are reflected in discontinued operations. We incurred insignificant costs for both GE Healthcare and GE Vernova for the three months ended March 31, 2025, as well as for GE Healthcare for the three months ended March 31, 2024. Additionally, we incurred $97 million pre-tax separation costs, recognized $20 million of net tax benefit and spent $83 million in cash related to GE Vernova for the three months ended March 31, 2024.

NOTE 20. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered to be Level 3 and substantially all of our liabilities’ fair value are considered Level 2.

2025 1Q FORM 10-Q 27

		March 31, 2025		December 31, 2024
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables	$2,350	$2,089	$2,261	$1,981
Liabilities	Borrowings (Note 10)	19,571	19,160	19,273	18,805
	Investment contracts(a)	1,304	1,372	1,375	1,432
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

We use currency exchange contracts (including cross-currency swaps) for net investment hedges to hedge investments in our foreign operations, or for cash flow hedges primarily to reduce or eliminate the effects of foreign exchange rate changes. Gains and losses on derivatives used in qualified hedges are initially recognized in our Statement of Other Comprehensive Income (Loss) except for interest on cross-currency swaps. For cross-currency swaps, we recognize the periodic interest settlements within Interest and other financial charges in the Statement of Operations, and the cash flows associated with these periodic interest settlements are classified as operating activities in the Statement of Cash Flows. Settlements from termination of all qualified hedges are classified in the Statement of Cash Flows following the nature of the hedged items (e.g., investing activities for derivatives used to hedge investments in our foreign operations).

We also use derivatives for economic hedges when we have exposures to currency exchange risk for which we are unable to meet the requirements for hedge accounting or when changes in the carrying amount of the hedged item are already recorded in income in the same period as the derivative making hedge accounting unnecessary. Even though the derivative is an effective economic hedge, there may be a net effect on income in each period due to differences in the timing of income recognition between the derivative and the hedged item.

FAIR VALUE OF DERIVATIVES	March 31, 2025			December 31, 2024
	Gross Notional	All other current assets	All other current liabilities	Gross Notional	All other current assets	All other current liabilities
Qualifying currency exchange contracts(a)	$2,205	$21	$19	$2,289	$44	$40
Non-qualifying currency exchange contracts and other(b)	6,964	202	39	6,759	199	91
Gross derivatives	$9,169	$223	$58	$9,047	$243	$131
Netting and credit adjustments		$(32)	$(32)		$(55)	$(54)
Net derivatives recognized in statement of financial position		$191	$25		$188	$77
(a) Gains (losses) on interest settlements related to cross-currency swaps included in our Statement of Operations are $2 million and zero for the three months ended March 31, 2025 and 2024, respectively.
(b) Gains (losses) included in our Statement of Operations are $35 million and $22 million for the three months ended March 31, 2025 and 2024, respectively, primarily in SG&A, driven by hedges of foreign exchange fluctuation. Substantially all of these amounts are offset by the remeasurement of the underlying exposure through income.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Net income
	Three months ended March 31		Three months ended March 31
	2025	2024	2025	2024
Cash flow hedges(a)	$47	$(7)	$(3)	$7
Net investment hedges(b)	(213)	82	—	—
(a) Primarily currency exchange contracts, and recognized in Costs of equipment or services sold in our Statement of Operations. We expect to reclassify a $13 million gain from AOCI to net income in the next 12 months contemporaneously with the income effects of the related forecasted transactions.
(b) The carrying value of foreign currency debt designated as net investment hedges was $5,389 million and $5,199 million at March 31, 2025 and December 31, 2024, respectively.

28 2025 1Q FORM 10-Q

FAIR VALUE HEDGES. We used fair value hedges to hedge the effects of interest rate and currency changes on debt we issued. All fair value hedges were terminated in 2022 due to exposure management actions. The cumulative net gains related to hedging adjustments of $1,026 million and $1,037 million on discontinued hedges were included primarily in long-term borrowings of $8,526 million and $8,387 million as of March 31, 2025 and December 31, 2024, respectively, and will continue to amortize into interest expense until the borrowings mature.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest) were $191 million and $188 million at March 31, 2025 and December 31, 2024, respectively. Counterparties' exposures to our derivative liability (including accrued interest), were $25 million and $77 million at March 31, 2025 and December 31, 2024, respectively.

NOTE 21. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $154 million and $141 million and liabilities of $132 million and $131 million at March 31, 2025 and December 31, 2024, respectively, in consolidated Variable Interest Entities (VIEs). These VIEs are primarily associated with a legacy business in Corporate & Other and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $8,234 million and $8,131 million at March 31, 2025 and December 31, 2024, respectively. Of these investments, $1,247 million and $1,280 million were owned for U.S. tax equity, comprising equity method investments primarily related to onshore renewable energy projects, at March 31, 2025 and December 31, 2024, respectively. In addition, $6,796 million and $6,665 million were owned by our run-off insurance operations, primarily comprised of equity method investments at March 31, 2025 and December 31, 2024, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss with respect to unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.

NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. As of March 31, 2025, we had total investment commitments of $3,581 million, of which $3,450 million are related to investments by our run-off insurance operations in investment securities and other assets. Included within these commitments are obligations to make investments in unconsolidated VIEs of $3,360 million. We also have unfunded commitments for U.S. tax equity of $631 million. Additionally, we have committed to provide financing assistance of $2,655 million for future customer acquisitions of aircraft equipped with our engines. We believe there is a low probability of utilization of this financing assistance based on the terms under which the financing would be provided. See Note 21 for further information regarding VIEs.

GUARANTEES. Credit support and indemnification agreements - Continuing Operations. Following the separation of GE Vernova, we have remaining performance and bank guarantees on behalf of GE Vernova. To support GE Vernova in selling products and services globally, we often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, "GE Aerospace credit support"). Under the Separation and Distribution Agreement (SDA), GE Vernova is obligated to use reasonable best efforts to replace us as the guarantor on or terminate all such credit support instruments. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligor(s), we could be obligated to make payments under the applicable instruments. Under the SDA, GE Vernova is obligated to reimburse and indemnify us for any such payments. Beginning in 2025, GE Vernova is paying us a quarterly fee based on amounts related to the GE Aerospace credit support. We have recorded a reserve of $110 million for our stand ready to perform obligation. Our maximum aggregate exposure under the GE Aerospace credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses except for certain financial guarantees and trade finance instruments with a maximum exposure of approximately $363 million. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance were required by us under parent company guarantees relating to GE Vernova customer contracts. In connection with the spin-off of GE Vernova, under terms of the SDA, Transition Service Agreement (TSA) and Tax Matters Agreement (TMA), we have an obligation to indemnify GE Vernova for certain of its severance costs, environmental matters and tax matters of $155 million, of which $104 million is reserved.

We also have remaining obligations under the TMA with GE HealthCare to indemnify them for certain tax costs and other indemnifications of $55 million, which are fully reserved.

In addition, we have $182 million of other indemnification commitments, including representations and warranties in sales of business assets, for which we recorded a liability of $54 million.

Credit support and indemnification agreements- Discontinued Operations. Following the separation of GE Vernova, we also have performance obligations related to GE Vernova nuclear decommissioning with a maximum aggregate exposure of $594 million for which we are fully indemnified. Also, under the SDA, TSA and TMA agreements we have obligations to indemnify GE Vernova for costs of certain environmental matters and tax matters of $34 million, which are fully reserved.

GE Aerospace also has obligations under the TMA to indemnify GE HealthCare for certain tax costs of $39 million, which are fully reserved.

We also have provided specific indemnities to other buyers of assets of our business that, in the aggregate, represent a maximum potential claim of $448 million with related reserves of $59 million.
2025 1Q FORM 10-Q 29

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $601 million and $592 million at March 31, 2025 and December 31, 2024.

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 24 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024; refer to that discussion for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Shareholder and related lawsuits. Since November 2017, several putative shareholder class actions under the federal securities laws were filed against GE and certain affiliated individuals and consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (the Hachem case, also referred to as the Sjunde AP-Fonden case). The complaint against defendants GE and current and former GE executive officers alleged violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareholders who acquired GE stock between February 27, 2013 and January 23, 2018. GE filed a motion to dismiss in December 2019. In January 2021, the court granted the motion to dismiss as to the majority of the claims. Specifically, the court dismissed all claims related to insurance reserves, as well as all claims related to accounting for long-term service agreements, with the exception of certain claims about historic disclosures related to factoring in the Power business that survive as to GE and its former CFO Jeffrey S. Bornstein. All other individual defendants have been dismissed from the case. In April 2022, the court granted the plaintiffs' motion for class certification for shareholders who acquired stock between February 26, 2016 and January 23, 2018. In September 2022, GE filed a motion for summary judgment on the plaintiffs' remaining claims, which the court denied in September 2023, except as to claims arising from disclosures made between November 2017 and January 2018. In April 2024, the court scheduled a trial date for November 2024. Consistent with the settlement in principle that we reported in October 2024, we signed an agreement with the plaintiffs in December 2024 to settle the matter for $362.5 million, which we have deposited into an escrow account controlled by plaintiffs’ counsel. Final settlement of the matter is subject to court approval. The court granted preliminary approval of the settlement in January 2025 and the final settlement hearing is scheduled for April 24, 2025.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. For a number of years, we have observed an increase in the total number of lawsuits being brought against Bank BPH and other banks in Poland by current and former borrowers, and we expect this to continue in future reporting periods. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded an additional charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH was $2,449 million and $2,461 million as of March 31, 2025 and December 31, 2024, respectively. This estimate accounts for the costs associated with borrowers who we estimate will participate in the settlement program, as well as estimates for the results of litigation with other borrowers, which in either case can exceed the value of the current loan balance, and represents our best estimate of the total losses we expect to incur over time informed by experience since adopting the program. However, there are a number of factors that could affect the estimate in the future; refer to the disclosure about Bank BPH in our Annual Report on Form 10-K for the year ended December 31,2024.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations involve or have involved the use, disposal and cleanup of substances regulated under environmental protection laws, including activities for a variety of matters related to GE businesses that have been discontinued or exited. We record reserves for obligations for ongoing and future environmental remediation activities, such as the Housatonic River cleanup, and for additional liabilities we expect to incur in connection with previously remediated sites, such as natural resource damages for the Hudson River where GE completed dredging in 2019. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged exposure by workers and others to asbestos or other hazardous materials. Liabilities for environmental remediation and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Total reserves related to environmental remediation and worker exposure claims were $2,021 million and $2,003 million at March 31, 2025 and December 31, 2024 respectively.

30 2025 1Q FORM 10-Q

NOTE 23. SEGMENT INFORMATION & REMAINING PERFORMANCE OBLIGATION. We have two reportable segments and three operating segments. Operating segments are aggregated into a reportable segment if the operating segments have similar quantitative economic characteristics and if the operating segments are similar in the following qualitative characteristics: (i) nature of products and services; (ii) nature of production processes; (iii) type or class of customer for their products and services; (iv) methods used to distribute the products or provide services; and (v) if applicable, the nature of the regulatory environment. We have aggregated Defense & Systems and Propulsion & Additive Technology into one reportable segment, Defense & Propulsion Technologies, based on similarity in economic characteristics, other qualitative factors and the objectives and principles of ASC 280, Segment Reporting. This is consistent with how our chief operating decision maker (CODM) allocates resources and makes decisions. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024, for a description of our segments, further information regarding our determination of segment profit for continuing operations and our allocations of corporate costs to our segments.

The Company does not report total assets by segment for internal or external reporting purposes as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

EQUIPMENT & SERVICES REVENUE
Three months ended March 31	2025			2024
	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$1,858	$5,118	$6,977	$1,706	$4,390	$6,095
Defense & Propulsion Technologies	1,050	1,274	2,324	1,009	1,303	2,312
Total segment revenue	$2,909	$6,392	$9,301	$2,715	$5,693	$8,408

EXPENSES, PROFIT AND INCOME	Three months ended March 31
	2025	2024
Commercial Engines & Services
Cost of revenue	$4,497	$4,178
Selling, general and administrative expenses	423	426
Research and development	288	201
Other segment expenses (income)(a)	(151)	(129)
Total Commercial Engines & Services expenses	5,057	4,676
Defense & Propulsion Technologies
Cost of revenue	1,725	1,781
Selling, general and administrative expenses	243	257
Research and development	72	67
Other segment expenses (income)(a)	(12)	(48)
Total Defense & Propulsion Technologies expenses	2,029	2,056

Commercial Engines & Services	1,920	1,419
Defense & Propulsion Technologies	296	256
Total segment profit (loss)	2,216	1,675
Corporate & Other	43	355
Interest and other financial charges	(210)	(263)
Non-operating benefit income (cost)	201	217
Benefit (provision) for income taxes	(283)	(244)
Net income (loss) from continuing operations attributable to common shareholders	1,967	1,741
Net income (loss) from discontinued operations attributable to common shareholders	10	(202)
Net income (loss) attributable to common shareholders	$1,978	$1,539
(a) Other segment expenses (income) primarily includes equity method income, interest income and licensing and royalty income.

REMAINING PERFORMANCE OBLIGATION. As of March 31, 2025, the aggregate amount of the contracted revenue allocated to our unsatisfied (or partially unsatisfied) performance obligations was $172,599 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $23,306 million, of which 35%, 63% and 91% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $149,293 million, of which 12%, 42%, 69% and 86% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

2025 1Q FORM 10-Q 31

EXHIBITS

10(a). Offer Letter Agreement for Christian Meisner, dated August 30, 2023.*
10(b). Offer Letter Agreement for John R. Phillips, III, dated August 27, 2023.*
10(c). Form of Agreement for Stock Option Grants to Executive Officers under the GE 2022 Long-Term Incentive Plan, as of May 2024.*
10(d). Form of Agreement for Stock Option Grants to Executive Officers under the GE 2022 Long-Term Incentive Plan, as of March 2025.*
10(e). Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the GE 2022 Long-Term Incentive Plan, as of May 2024.*
10(f). Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the GE 2022 Long-Term Incentive Plan, as of March 2025.*
10(g). Form of Agreement for Performance Stock Unit Grants to Executive Officers under the GE 2022 Long-Term Incentive Plan, as of May 2024.*
10(h). Form of Agreement for Performance Stock Unit Grants to Executive Officers under the GE 2022 Long-Term Incentive Plan, as of March 2025.*
11. Computation of Per Share Earnings. Data is provided in Note 17 of this Report.*
31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
32. Certification Pursuant to 18 U.S.C. Section 1350.*
101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Operations for the three months ended March 31, 2025 and 2024, (ii) Statement of Financial Position at March 31, 2025 and December 31, 2024, (iii) Statement of Cash Flows for the three months ended March 31, 2025 and 2024, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, (v) Statement of Changes in Shareholders' Equity for the three months ended March 31, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed electronically herewith

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	14-31
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9, 28-29
Item 4.	Controls and Procedures	13
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	32
Signatures		32
(a) For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 22, 2025	/s/ Robert Giglietti
Date	Robert Giglietti Vice President - Chief Accounting Officer, Controller and Treasurer Principal Accounting Officer
32 2025 1Q FORM 10-Q