Form 10-Q
period 2025-06-30
GENERAL ELECTRIC CO
filed 2025-07-21
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,060,439,387 shares of common stock with a par value of $0.01 per share outstanding at June 30, 2025.

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
•pricing, cost, volume and the timing of sales, deliveries, investment and production by us and our customers, suppliers or other industry participants;
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

2025 2Q FORM 10-Q 3

ABOUT GE AEROSPACE. General Electric Company operates as GE Aerospace (GE Aerospace or the Company). GE Aerospace is a global aerospace leader with the industry's largest and growing commercial propulsion fleet. The Company’s installed base of approximately 49,000 commercial and 29,000 military engines, now including parked aircraft in addition to fleet in service, supports its aftermarket services business, representing approximately 70% of revenue. Through FLIGHT DECK, the Company's proprietary lean operating model, GE Aerospace is accelerating its lean progress, prioritizing safety, quality, delivery and cost, to drive focused execution and bridge strategy to results. We are focused on delivering against our strategic priorities of today (ramping services and equipment), tomorrow (expanding capacity and capabilities) and the future (inventing the future of flight). Our global team is building on more than a century of innovation and learning, as we invent the future of flight, lift people up and bring them home safely.

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

As we operate in a highly dynamic tariff environment, we are focused on continuing to deliver our products and services to our customers. Given our global business, tariffs will result in additional cost for us and our suppliers. We are optimizing operations and leveraging existing programs to reduce the impact from tariffs. Additionally, we are taking measures to control cost and implementing pricing actions to primarily mitigate the remaining impact.

CONSOLIDATED RESULTS

REVENUE	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Equipment revenue	$2,842	$2,175	$5,496	$4,596
Services revenue	7,308	6,047	13,656	11,702
Insurance revenue	872	871	1,806	1,750
Total revenue	$11,023	$9,094	$20,957	$18,048
For the three months ended June 30, 2025, total revenue increased $1.9 billion, or 21%, compared to the three months ended June 30, 2024. Equipment revenue increased, driven by increased engine deliveries and improved pricing, partially offset by customer mix. Services revenue increased, due to increased spare parts volume, increased internal shop visit volume and shop visit workscopes and improved pricing.
4 2025 2Q FORM 10-Q

For the six months ended June 30, 2025, total revenue increased $2.9 billion, or 16%, compared to the six months ended June 30, 2024. Equipment revenue increased, driven by increased engine deliveries and improved pricing. Services revenue increased, due to increased spare parts volume, increased internal shop visit volume and shop visit workscopes and improved pricing.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE (EPS)	Three months ended June 30		Six months ended June 30
(Per-share in dollars and diluted)	2025	2024	2025	2024
Net income (loss) from continuing operations attributable to common shareholders	$2,008	$1,320	$3,975	$3,061
Continuing EPS	$1.87	$1.20	$3.70	$2.78

For the three months ended June 30, 2025, continuing net income increased $0.7 billion compared to the three months ended June 30, 2024, driven by an increase in segment profit of $0.6 billion, a decrease in losses on retained and sold ownership interests of $0.4 billion, primarily related to our prior investment in GE HealthCare, and a decrease in interest and other financial charges of $0.1 billion. The increase was partially offset by an increase in provision for income taxes of $0.3 billion, due to higher net income before taxes, and an increase in Adjusted Corporate & Other operating costs* of $0.1 billion. Adjusted net income* was $1.8 billion, an increase of $0.5 billion, due to an increase in segment profit of $0.6 billion, partially offset by an increase in Adjusted Corporate & Other operating costs* of $0.1 billion.
Profit was $2.4 billion, an increase of $0.9 billion. Profit margin was 21.7%, an increase from 15.9%. Operating profit* was $2.3 billion, an increase of $0.4 billion. Operating profit margin* was 23.0%, a decrease of 10 basis points. Adjusted EPS* was $1.66, an increase of 38%.

For the six months ended June 30, 2025, continuing net income increased $0.9 billion compared to the six months ended June 30, 2024, driven by an increase in segment profit of $1.1 billion, and decreases of $0.2 billion in separation costs and $0.1 billion in interest and other financial charges. The increase was partially offset by an increase in provision for income taxes of $0.3 billion, due to higher net income before taxes, a decrease in gains on retained and sold ownership interests of $0.2 billion, primarily related to our prior investment in GE HealthCare, and an increase in Adjusted Corporate & Other operating costs* of $0.1 billion. Adjusted net income* was $3.4 billion, an increase of $1.0 billion, due to an increase in segment profit of $1.1 billion, partially offset by an increase in Adjusted Corporate & Other operating costs* of $0.1 billion.
Profit was $4.6 billion, an increase of $1.2 billion. Profit margin was 22.1%, an increase from 19.0%. Operating profit* was $4.5 billion, an increase of $1.0 billion. Operating profit margin* was 23.4%, an increase of 230 basis points. Adjusted EPS* was $3.14, an increase of 47%.

RPO	June 30, 2025	December 31, 2024
Equipment	$24,389	$22,509
Services	150,008	149,127
Total RPO	$174,397	$171,635

As of June 30, 2025, RPO increased $2.8 billion, or 2%, from December 31, 2024, at Commercial Engines and Services, as a result of engines contracted under long-term service agreements that have now been put into service and from equipment orders outpacing revenue recognized, and at Defense & Propulsion Technologies, primarily from engine orders outpacing revenue recognized.

SEGMENT OPERATIONS
COMMERCIAL ENGINES & SERVICES. In the first six months of 2025, demand for commercial air travel grew with departures up nearly 4%. We are in frequent communication with our airline, airframe and maintenance, repair and overhaul (MRO) customers about the outlook for commercial air travel, new aircraft production, fleet retirements and after-market services, including shop visit and spare parts demand.

In the first half of 2025, we announced significant new deals with several major customers. Qatar Airways signed an agreement to purchase more than 400 engines, including 60 GE9X and 260 GEnx engines, with additional options and spares, to power its next- generation Boeing 777-9 and Boeing 787 aircraft. International Airlines Group announced an agreement to purchase GEnx engines to power their new fleet of Boeing 787 aircraft. ANA Holdings committed to more than 75 LEAP install and spare engines to power its Boeing 737 MAX and A321 NEO fleets, and also selected our GEnx engines to power its order of Boeing 787s. Malaysia Aviation Group ordered 60 LEAP install engines, plus additional spares, to power their new fleet of Boeing 737 MAX aircraft. Korean Air announced an agreement for GEnx and GE9X engines to power their recent order of Boeing 787-10s and Boeing 777-9s.

Internal shop visit revenue grew in the second quarter and total engine deliveries and LEAP engine deliveries increased primarily due to improved material supply. Total engineering investments, both company and partner-funded, increased compared to prior year. We are investing in our manufacturing and overhaul facilities and are deploying engineering and supply chain resources to increase production, expand capacity and strengthen yield. We also remain committed to investing in developing and maturing technologies that enable a more efficient future of flight. Notably, CFM International's RISE program is a suite of pioneering technologies including Open Fan, compact core and hybrid electric systems for compatibility with alternative fuels. The RISE program has completed over 350 component and module tests. This is one of several initiatives underway to help invent the future of flight. We also continued to invest to develop technologies to support our defense customers by developing technologies for sixth-generation aircraft.
*Non-GAAP Financial Measure
2025 2Q FORM 10-Q 5

Sales in units, except where noted	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Commercial Engines	551	402	995	891
LEAP Engines(a)	410	297	729	664
Internal shop visit revenue growth %	22%	26%	16%	24%
(a) LEAP engines, which are in a significant production ramp, are a subset of Commercial Engines.

SEGMENT REVENUE AND PROFIT	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Equipment	$1,931	$1,427	$3,789	$3,133
Services	6,059	4,705	11,177	9,095
Total segment revenue	$7,990	$6,132	$14,966	$12,228

Segment profit	$2,232	$1,679	$4,152	$3,098
Segment profit margin	27.9%	27.4%	27.7%	25.3%

For the three months ended June 30, 2025, revenue was up $1.9 billion, or 30%, and profit was up $0.6 billion, or 33%, compared to the three months ended June 30, 2024.
Revenue increased due to increased spare parts and internal shop visit revenue and shop visit workscopes, increased engine deliveries and pricing, partially offset by customer mix.
Profit increased primarily due to increased spare parts volume, increased internal shop visit revenue and shop visit workscopes and improved pricing. These increases were partially offset by the impact from higher install engine deliveries, inflation and higher growth investment.

For the six months ended June 30, 2025, revenue was up $2.7 billion, or 22%, and profit was up $1.1 billion, or 34%, compared to the six months ended June 30, 2024.
Revenue increased due to increased spare parts and internal shop visit revenue and shop visit workscopes, increased engine deliveries and pricing.
Profit increased primarily due to increased spare parts and internal shop visit revenue and workscopes and improved pricing. These increases were partially offset by the impact of higher install engine deliveries, inflation, higher growth investment and an unfavorable change in estimated profitability of our long-term service agreements, primarily from the estimated impact from tariffs.

RPO	June 30, 2025	December 31, 2024
Equipment	$12,384	$11,462
Services	142,848	142,182
Total RPO	$155,232	$153,644

As of June 30, 2025, RPO increased $1.6 billion from December 31, 2024, from increases in equipment and services, primarily as a result of engines contracted under long-term service agreements that have now been put into service and from equipment orders outpacing revenue recognized.

DEFENSE & PROPULSION TECHNOLOGIES. Our results in the second quarter of 2025 reflect domestic and international government defense departments’ focus on modernizing and scaling their forces while continuing flight operations, driving services demand. A key underlying driver of our business is government funding, as most of the revenue in Defense & Systems is derived from funding that flows through the U.S. Department of Defense (DoD) budget, or equivalent international budgets.

In the first half of 2025, we announced an Indefinite Delivery/Indefinite Quantity (IDIQ) contract from the U.S. Air Force valued up to $5 billion to support foreign military sales for F110-GE-129 engines, which power F-15 and F-16 aircraft operated by allied nations worldwide. We also achieved important development and testing milestones on two advanced engines for the U.S. war fighter. We completed initial ground runs for the T901 on a Black Hawk helicopter and we also completed a Detailed Design Review for the XA102 adaptive cycle engine.

Sales in units	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Defense engines	160	87	291	212

6 2025 2Q FORM 10-Q

SEGMENT REVENUE AND PROFIT	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Defense & Systems (D&S)	$1,614	$1,529	$3,110	$3,024
Propulsion & Additive Technologies (P&AT)	949	871	1,777	1,689
Total segment revenue	$2,563	$2,401	$4,887	$4,713

Equipment	$1,233	$1,071	$2,284	$2,080
Services	1,329	1,329	2,604	2,633
Total segment revenue	$2,563	$2,401	$4,887	$4,713

Segment profit	$362	$344	$658	$600
Segment profit margin	14.1%	14.3%	13.5%	12.7%

For the three months ended June 30, 2025, revenue was up 7%, and profit was up 5%, compared to the three months ended June 30, 2024.
D&S revenue increased primarily due to increased engine deliveries, aircraft systems product growth and price, partially offset by engine mix. P&AT revenue increased primarily due to services volume and price.
Profit increased primarily due to increased engine deliveries, aircraft systems product growth and price, partially offset by incremental investments to support next-generation projects and inflation in our supply chain.

For the six months ended June 30, 2025, revenue was up 4%, and profit was up 10%, compared to the six months ended June 30, 2024.
D&S revenue increased primarily due to increased engine deliveries, aircraft systems product growth and price, partially offset by lower services volume. P&AT revenue increased primarily due to services volume and price.
Profit increased primarily due to increased engine deliveries, aircraft systems product growth, customer mix and productivity. This increase was partially offset by incremental investments to support next-generation products and inflation in our supply chain.

RPO	June 30, 2025	December 31, 2024
Equipment	$12,005	$11,046
Services	7,159	6,944
Total RPO	$19,164	$17,991

As of June 30, 2025, RPO increased $1.2 billion, or 7%, from December 31, 2024, primarily due to increases in equipment from orders outpacing revenue recognized.

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

REVENUE AND OPERATING PROFIT (COST)	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Insurance revenue (Note 12)	$872	$871	$1,806	$1,750
Eliminations and other	(402)	(310)	(702)	(642)
Corporate & Other revenue	$470	$561	$1,104	$1,108
Gains (losses) on purchases and sales of business interests	$—	$10	$—	$20
Gains (losses) on retained and sold ownership interests and other equity securities (Note 18)	3	(393)	9	241
Restructuring and other charges (Note 19)	(26)	(77)	(27)	(147)
Separation costs (Note 19)	(47)	(75)	(98)	(334)
Insurance profit (loss) (Note 12)	147	170	353	370
U.S. tax equity profit (loss)	(57)	(43)	(104)	(78)
Adjusted Corporate & Other operating costs (Non-GAAP)	(257)	(126)	(327)	(251)
Corporate & Other operating profit (cost) (GAAP)	$(237)	$(534)	$(194)	$(179)
Less: gains (losses), impairments, Insurance, and restructuring & other	20	(409)	133	72
Adjusted Corporate & Other operating costs (Non-GAAP)	$(257)	$(126)	$(327)	$(251)

Corporate & Other profit (costs)	(120)	16	(82)	13
Eliminations	(137)	(142)	(245)	(264)
Adjusted Corporate & Other operating costs (Non-GAAP)	$(257)	$(126)	$(327)	$(251)
2025 2Q FORM 10-Q 7

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

For the three months ended, June 30, 2025, revenue was down $0.1 billion compared to the three months ended June 30, 2024, due to higher intercompany eliminations. Corporate & Other operating cost decreased by $0.3 billion due to $0.4 billion of lower losses on retained and sold ownership interests and other equity securities, primarily related to our prior GE Healthcare investment, partially offset by $0.1 billion of lower separation costs and restructuring and other charges.
Adjusted Corporate & Other operating costs* increased by $0.1 billion primarily due to higher functional costs and lower bank interest.

For the six months ended June 30, 2025, revenue was flat compared to the six months ended June 30, 2024, due to higher run-off insurance operations revenue offset by higher intercompany eliminations. Corporate & Other operating cost was relatively flat primarily due to $0.4 billion of lower gains on retained and sold ownership interests and other equity securities, primarily related to our prior GE HealthCare investment, lower Insurance profit, and higher U.S. tax equity losses offset by $0.4 billion of lower separation costs and restructuring and other charges.
Adjusted Corporate & Other operating costs* increased by $0.1 billion primarily due to higher functional costs and lower bank interest, partially offset by lower EHS costs.

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

INTEREST AND OTHER FINANCIAL CHARGES were $0.2 billion for both the three months ended June 30, 2025 and 2024, and $0.4 billion and $0.5 billion for the six months ended June 30, 2025 and 2024, respectively. The primary components of interest and other financial charges are interest on short-term and long-term borrowings and interest on tax deficiencies.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for information about our pension and retiree benefit plans.

INCOME TAXES. For the three months ended June 30, 2025, the effective income tax rate was 16.2% compared to 8.6% for the three months ended June 30, 2024.

The provision for income taxes was $0.4 billion and $0.1 billion for the three months ended June 30, 2025 and 2024, respectively. The increase in the tax provision was primarily due to higher net income before taxes, and a decrease in tax benefits associated with separation activities, partially offset by lower non-taxable losses on our retained and sold ownership interests for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

For the three months ended June 30, 2025, the adjusted effective income tax rate* was 18.7% compared to 20.3% for the three months ended June 30, 2024. The decrease was primarily due to higher U.S. business tax credits and favorable audit settlements, partially offset by taxes on global income, including global minimum taxes (Pillar 2). The adjusted provision (benefit) for income taxes* was $0.4 billion and $0.3 billion for the three months ended June 30, 2025 and 2024, respectively. The change in the tax provision was primarily due to higher adjusted net income before taxes* for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

For the six months ended June 30, 2025, the effective income tax rate was 14.5% compared to 10.7% for the six months ended June 30, 2024. See Note 15 for further information.

The provision for income taxes was $0.7 billion for the six months ended June 30, 2025 and $0.4 billion for the six months ended June 30, 2024. The increase in the tax provision was primarily due to higher net income before taxes, a decrease in tax benefits associated with separation activities, lower non-taxable gains on our retained and sold ownership interests, and an increase in global minimum tax (Pillar 2), partially offset by tax benefits associated with realized foreign tax credits on the reinsurance transaction (see Note 12), and favorable audit resolutions for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

For the six months ended June 30, 2025, the adjusted effective income tax rate* was 18.2% compared to 20.5% for the six months ended June 30, 2024. The decrease was primarily due to higher U.S. business tax credits and favorable audit settlements, partially offset by taxes on global income, including global minimum taxes (Pillar 2). The adjusted provision (benefit) for income taxes* was $0.7 billion and $0.6 billion for the six months ended June 30, 2025 and 2024, respectively. The change in the tax provision was primarily due to higher adjusted net income before taxes* and an increase in global minimum tax (Pillar 2), partially offset by favorable audit resolutions for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

*Non-GAAP Financial Measure
8 2025 2Q FORM 10-Q

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flow* from our operating businesses, and access to capital markets. If needed, we can also draw from short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of customer allowances and market conditions. Total cash, cash equivalents and restricted cash was $10.9 billion at June 30, 2025, of which $3.6 billion was held in the U.S. and $7.3 billion was held outside the U.S.

Cash held outside the U.S. has generally been reinvested in active foreign business operations; however, substantially all of our unrepatriated income was subject to U.S. federal tax and, if there is a change in reinvestment, we would expect to be able to repatriate available cash (excluding amounts held in countries with currency controls) without significant tax cost.

Cash, cash equivalents and restricted cash at June 30, 2025 included $0.4 billion of cash held in countries with currency control restrictions, which may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Excluded from cash, cash equivalents and restricted cash was $1.2 billion of cash in our run-off insurance operations, which was classified as All other assets in the Statement of Financial Position, and $1.4 billion of cash in our discontinued operations held by Bank BPH (see Note 2).

On March 7, 2024, the Company announced that the Board of Directors had authorized the repurchase of up to $15.0 billion of our common stock. Under this program, shares may be repurchased on the open market, via various strategies, including plans complying with rules 10b5-1 and 10b-18 as well as plans using accelerated share repurchases. In connection with this authorization, we repurchased 16.6 million shares for $3.5 billion in the first half of 2025. This included repurchases of 10.5 million shares for $2.3 billion using accelerated stock repurchases as a mechanism to achieve planned repurchase volumes within a quarter during closed windows.

BORROWINGS. Consolidated total borrowings were $18.9 billion and $19.3 billion at June 30, 2025 and December 31, 2024, respectively, a decrease of $0.4 billion, mainly due to maturities of $1.3 billion partially offset by currency exchange of $0.8 billion. We plan to refinance these maturities in 2025, subject to market conditions. The Company also holds a five-year unsecured revolving credit facility in an aggregate committed amount of $3.0 billion and had zero outstanding at June 30, 2025.

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

Substantially all of the Company's debt agreements in place at June 30, 2025 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility contains a customary net debt-to-EBITDA financial covenant, which we satisfied at June 30, 2025.

*Non-GAAP Financial Measure
2025 2Q FORM 10-Q 9

FOREIGN EXCHANGE RISK. As a result of our global operations, we generate and incur a small portion of our revenue and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the British Sterling pound, and Brazilian real. The effect of foreign currency fluctuations on income was insignificant. See Note 20 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS
CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and postretirement plans.

Cash from operating activities was $3.9 billion for the six months ended June 30, 2025, an increase of $1.3 billion compared to 2024, primarily due to: an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained and sold ownership interests) driven by all segments and an increase in sales discounts and allowances, partially offset by an increase in working capital growth and income tax payments. The components of All other operating activities included:

Six months ended June 30	2025	2024
Increase (decrease) in employee benefit liabilities	$(293)	$(279)
Net restructuring and other charges/(cash expenditures)	(28)	(66)
(Gains) losses on purchases and sales of business interests	—	(21)
Net interest and other financial charges/(cash paid)	(42)	20
Other deferred assets	11	(108)
Other	(64)	(74)
All other operating activities	$(417)	$(528)

Cash used from changes in working capital was $(0.5) billion for the six months ended June 30, 2025, an increase of $0.5 billion compared to 2024, due to: current receivables of $(1.1) billion, from higher volume partially offset by higher collections; inventories, including deferred inventory, of $(0.2) billion, driven by higher material purchases; current contract assets, contract liabilities and current deferred income of $(0.2) billion, driven by higher revenue recognition, partially offset by billings and net unfavorable changes in estimated profitability on long-term service contracts; progress collections were flat, driven by higher collections offset by higher liquidations; and accounts payable of $1.1 billion, driven by higher volume and lower disbursements mainly related to purchases of materials in prior quarters.

Cash used for investing activities was $(0.9) billion for the six months ended June 30, 2025, a decrease of $1.1 billion compared to 2024, primarily due to: lower cash paid related to net settlements between continuing operations and businesses in discontinued operations of $2.8 billion, primarily related to the separation of GE Vernova in 2024 (a component of All other investing activities); and lower net purchases of insurance investment securities of $1.3 billion; partially offset by a decrease in proceeds of $2.6 billion from the disposition of our ownership interests in GE HealthCare in 2024 and business acquisitions of $0.4 billion in 2025. Cash used for additions to property, plant and equipment and internal-use software, which are components of free cash flow*, was $0.5 billion for both the six months ended June 30, 2025 and 2024, respectively.

Cash used for financing activities was $(5.5) billion for the six months ended June 30, 2025, an increase of $2.5 billion compared to 2024, primarily due to: an increase in treasury stock repurchases of $1.1 billion, higher net debt maturities of $0.6 billion, a decrease in cash received of $0.6 billion from stock option exercises (a component of All other financing activities); and higher dividends paid to shareholders of $0.3 billion.

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used for operating activities of discontinued operations decreased $0.5 billion for the six months ended June 30, 2025 compared to 2024, primarily driven by working capital cash usage and cash paid for income taxes at our former GE Vernova business in 2024.

Cash from investing activities of discontinued operations increased $1.6 billion for the six months ended June 30, 2025 compared to 2024, primarily driven by a reduction of cash and cash equivalents of $4.2 billion due to the separation of our former GE Vernova business in 2024, partially offset by lower cash received of $2.8 billion from net settlements between our discontinued operations and businesses in continuing operations primarily related to establishment of the opening cash balance for our former GE Vernova business in 2024.

Cash used for financing activities of discontinued operations decreased $0.1 billion for the six months ended June 30, 2025 compared to 2024, primarily driven by net debt repayments by our former GE Vernova business in 2024.

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our accounting policies and critical accounting estimates.

*Non-GAAP Financial Measure
10 2025 2Q FORM 10-Q

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

As of June 30, 2025, we estimated GE Vernova RPO and other obligations that relate to GE Aerospace credit support to be approximately $12 billion, an over 80% reduction since December 31, 2023. We expect approximately $8 billion of the RPO related to GE Aerospace credit support obligations to contractually mature by the end of 2029. The Company’s maximum aggregate exposure under the GE Aerospace credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses. The underlying obligations are predominantly customer contracts that GE Vernova performs in the course of its business. We have no known instances historically where payments or performance from us were required under parent company guarantees relating to GE Vernova customer contracts. See Note 22 for additional details regarding guarantees.

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

2025 2Q FORM 10-Q 11

ADJUSTED REVENUE, OPERATING PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Total revenue (GAAP)	$11,023	$9,094	$20,957	$18,048
Less: Insurance revenue (Note 12)	872	871	1,806	1,750
Adjusted revenue (Non-GAAP)	$10,151	$8,223	$19,151	$16,298

Total costs and expenses (GAAP)	$8,932	$7,584	$16,924	$15,558
Less: Insurance cost and expenses (Note 12)	725	701	1,453	1,380
Less: U.S. tax equity cost and expenses	5	5	10	5
Less: interest and other financial charges(a)	158	248	368	511
Less: non-operating benefit cost (income)	(197)	(204)	(398)	(421)
Less: restructuring & other(a)	26	77	27	147
Less: separation costs(a)	47	75	98	334
Add: noncontrolling interests	(7)	2	(13)	4
Adjusted costs (Non-GAAP)	$8,161	$6,684	$15,353	$13,608

Other income (loss) (GAAP)	$298	$(63)	$600	$944
Less: U.S. tax equity	(53)	(38)	(94)	(73)
Less: gains (losses) on retained and sold ownership interests and other equity securities(a)	3	(393)	9	241
Less: gains (losses) on purchases and sales of business interests(a)	—	10	—	20
Adjusted other income (loss) (Non-GAAP)	$347	$359	$685	$756

Profit (loss) (GAAP)	$2,389	$1,447	$4,634	$3,434
Profit (loss) margin (GAAP)	21.7%	15.9%	22.1%	19.0%

Operating profit (loss) (Non-GAAP)	$2,337	$1,897	$4,483	$3,447
Operating profit (loss) margin (Non-GAAP)	23.0%	23.1%	23.4%	21.1%

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

*Non-GAAP Financial Measure
12 2025 2Q FORM 10-Q

ADJUSTED NET INCOME (LOSS) AND ADJUSTED EFFECTIVE INCOME TAX RATE (NON-GAAP)	Three months ended June 30				Six months ended June 30
	2025		2024		2025		2024
(Diluted, per-share amounts in dollars)	Income	EPS	Income	EPS	Income	EPS	Income	EPS
Net income from continuing operations (GAAP) (Note 17)	$2,007	$1.87	$1,320	$1.20	$3,975	$3.70	$3,061	$2.78
Insurance net income (loss) (pre-tax)	149	0.14	171	0.16	356	0.33	371	0.34
Tax effect on Insurance net income (loss)(c)	(32)	(0.03)	(36)	(0.03)	(8)	(0.01)	(79)	(0.07)
Less: Insurance net income (loss) (net of tax) (Note 12)	118	0.11	134	0.12	348	0.32	292	0.27
U.S. tax equity net income (loss) (pre-tax)	(66)	(0.06)	(52)	(0.05)	(120)	(0.11)	(95)	(0.09)
Tax effect on U.S. tax equity net income (loss)	77	0.07	61	0.06	141	0.13	119	0.11
Less: U.S. tax equity net income (loss) (net of tax)	12	0.01	9	0.01	20	0.02	24	0.02
Non-operating benefit (cost) income (pre-tax) (GAAP)	197	0.18	204	0.19	398	0.37	421	0.38
Tax effect on non-operating benefit (cost) income	(41)	(0.04)	(43)	(0.04)	(84)	(0.08)	(88)	(0.08)
Less: Non-operating benefit (cost) income (net of tax)	156	0.15	161	0.15	315	0.29	333	0.30
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	—	—	10	0.01	—	—	20	0.02
Tax effect on gains (losses) on purchases and sales of business interests	—	—	(2)	—	3	—	5	—
Less: Gains (losses) on purchases and sales of business interests (net of tax)	—	—	8	0.01	3	—	25	0.02
Gains (losses) on retained and sold ownership interests and other equity securities (pre-tax)(a)	3	—	(393)	(0.36)	9	0.01	241	0.22
Tax effect on gains (losses) on retained and sold ownership interests and other equity securities(b)(c)	—	—	—	—	1	—	(1)	—
Less: Gains (losses) on retained and sold ownership interests and other equity securities (net of tax)	3	—	(393)	(0.36)	11	0.01	240	0.22
Restructuring & other (pre-tax)(a)	(26)	(0.02)	(77)	(0.07)	(27)	(0.03)	(147)	(0.13)
Tax effect on restructuring & other	5	0.01	16	0.01	6	0.01	31	0.03
Less: Restructuring & other (net of tax)	(21)	(0.02)	(61)	(0.06)	(21)	(0.02)	(116)	(0.11)
Separation costs (pre-tax)(a)	(47)	(0.04)	(75)	(0.07)	(98)	(0.09)	(334)	(0.30)
Tax effect on separation costs	10	0.01	216	0.20	20	0.02	251	0.23
Less: Separation costs (net of tax)	(37)	(0.03)	141	0.13	(78)	(0.07)	(84)	(0.08)
Adjusted net income (loss) (Non-GAAP)	$1,777	$1.66	$1,321	$1.20	$3,378	$3.14	$2,347	$2.13

Net income from continuing operations before taxes (GAAP)	$2,389		$1,447		$4,634		$3,434
Less: Total adjustments above (pre-tax)	211		(213)		519		477
Adjusted net income before taxes (Non-GAAP)	$2,177		$1,660		$4,115		$2,957

Provision (benefit) for income taxes (GAAP)	$388		$125		$671		$369
Less: Tax effect on adjustments above	(20)		(212)		(78)		(236)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$408		$337		$749		$605

Effective income tax rate (GAAP)	16.2%		8.6%		14.5%		10.7%
Adjusted effective income tax rate (Non-GAAP)	18.7%		20.3%		18.2%		20.5%

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

*Non-GAAP Financial Measure
2025 2Q FORM 10-Q 13

FREE CASH FLOW (FCF) (NON-GAAP)	Six months ended June 30
	2025	2024
Cash flows from operating activities (CFOA) (GAAP)	$3,891	$2,586
Add: gross additions to property, plant and equipment and internal-use software	(535)	(499)
Less: separation cash expenditures	(146)	(572)
Less: Corporate & Other restructuring cash expenditures	(45)	(108)
Free cash flow (FCF) (Non-GAAP)	$3,547	$2,767

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

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2025, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 7, 2024, the Board of Directors authorized up to $15 billion of common share repurchases. We repurchased 7,143 thousand shares for $1,617 million during the three months ended June 30, 2025 under this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorizations	Approximate dollar value of shares that may yet be purchased under our $15 billion share repurchase authorization
(Shares in thousands)

2025
April	1,456	$181.33	1,456
May	6,062	229.06	5,687
June	—	—	—
Total	7,518	$219.81	7,143	$6,544

*Non-GAAP Financial Measure
14 2025 2Q FORM 10-Q

STATEMENT OF OPERATIONS (UNAUDITED)	Three Months Ended June 30		Six months ended June 30
(In millions; per-share amounts in dollars)	2025	2024	2025	2024
Sales of equipment	$2,842	$2,175	$5,496	$4,596
Sales of services	7,308	6,047	13,656	11,702
Insurance revenue (Note 12)	872	871	1,806	1,750
Total revenue	11,023	9,094	20,957	18,048

Cost of equipment sold	2,754	2,302	5,090	4,767
Cost of services sold	4,092	3,273	7,753	6,554
Selling, general and administrative expenses	1,020	924	1,896	1,950
Separation costs	47	75	98	334
Research and development	359	300	718	570
Interest and other financial charges	158	248	368	511
Insurance losses, annuity benefits and other costs (Note 12)	698	667	1,400	1,293
Non-operating benefit cost (income)	(197)	(204)	(398)	(421)
Total costs and expenses	8,932	7,584	16,924	15,558

Other income (loss) (Note 18)	298	(63)	600	944

Net income (loss) from continuing operations before income taxes	2,389	1,447	4,634	3,434
Benefit (provision) for income taxes (Note 15)	(388)	(125)	(671)	(369)
Net income (loss) from continuing operations	2,000	1,322	3,962	3,065
Net income (loss) from discontinued operations, net of taxes (Note 2)	21	(54)	31	(232)
Net income (loss)	2,021	1,268	3,993	2,833
Less net income (loss) attributable to noncontrolling interests	(7)	2	(13)	28
Net income (loss) attributable to the Company	2,028	1,266	4,006	2,805
Net income (loss) attributable to common shareholders	$2,028	$1,266	$4,006	$2,805

Earnings (loss) per share from continuing operations (Note 17)
Diluted earnings (loss) per share	$1.87	$1.20	$3.70	$2.78
Basic earnings (loss) per share	$1.89	$1.21	$3.73	$2.81

Net earnings (loss) per share (Note 17)
Diluted earnings (loss) per share	$1.89	$1.15	$3.73	$2.55
Basic earnings (loss) per share	$1.91	$1.16	$3.76	$2.58

2025 2Q FORM 10-Q 15

STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share amounts)	June 30, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$10,861	$13,619
Investment securities (Note 3)	998	982
Current receivables (Note 4)	10,512	9,327
Inventories, including deferred inventory costs (Note 5)	11,297	9,763
Current contract assets (Note 8)	3,059	2,982
All other current assets (Note 9)	1,073	962
Current assets	37,801	37,635

Investment securities (Note 3)	37,887	37,741
Property, plant and equipment – net (Note 6)	7,523	7,277
Goodwill (Note 7)	9,006	8,538
Other intangible assets – net (Note 7)	4,336	4,257
Contract and other deferred assets (Note 8)	4,803	4,831
All other assets (Note 9)	15,002	13,910
Deferred income taxes (Note 15)	6,890	7,111
Assets of discontinued operations (Note 2)	2,007	1,841
Total assets	$125,256	$123,140

Short-term borrowings (Note 10)	$1,889	$2,039
Accounts payable (Note 11)	9,495	7,909
Progress collections (Note 8)	7,026	6,695
Contract liabilities and deferred income (Note 8)	9,738	9,353
Sales discounts and allowances (Note 14)	3,923	3,475
All other current liabilities (Note 14)	4,395	4,920
Current liabilities	36,466	34,392

Deferred income (Note 8)	1,040	1,013
Long-term borrowings (Note 10)	16,998	17,234
Insurance liabilities and annuity benefits (Note 12)	36,745	36,209
Non-current compensation and benefits	6,796	7,035
All other liabilities (Note 14)	6,504	6,376
Liabilities of discontinued operations (Note 2)	1,362	1,317
Total liabilities	105,911	103,576

Common stock (1,060,439,387 and 1,073,692,183 shares outstanding at June 30, 2025 and December 31, 2024, respectively) (Note 16)	15	15
Accumulated other comprehensive income (loss) – net attributable to the Company (Note 16)	(4,024)	(3,861)
Other capital	23,839	24,266
Retained earnings	83,726	80,488
Less common stock held in treasury	(84,421)	(81,566)
Total shareholders’ equity	19,135	19,342
Noncontrolling interests	210	223
Total equity	19,345	19,564
Total liabilities and equity	$125,256	$123,140

16 2025 2Q FORM 10-Q

STATEMENT OF CASH FLOWS (UNAUDITED)	Six months ended June 30
(In millions)	2025	2024
Net income (loss)	$3,993	$2,833
Net (income) loss from discontinued operations activities	(31)	232
Adjustments to reconcile net income (loss) to cash from (used for) operating activities:
Depreciation and amortization of property, plant and equipment	428	401
Amortization of intangible assets (Note 7)	182	172
(Gains) losses on equity securities (Note 18)	(109)	(314)
Principal pension plans (benefit) cost (Note 13)	(324)	(328)
Principal pension plans employer contributions	(95)	(94)
Other postretirement benefit plans (net)	(133)	(155)
Provision (benefit) for income taxes (Note 15)	671	369
Cash recovered (paid) during the year for income taxes	(253)	91
Changes in operating working capital:
Decrease (increase) in current receivables	(1,157)	(48)
Decrease (increase) in inventories, including deferred inventory costs	(1,394)	(1,201)
Decrease (increase) in current contract assets	(65)	155
Increase (decrease) in contract liabilities and current deferred income	384	386
Increase (decrease) in progress collections	269	290
Increase (decrease) in accounts payable	1,495	427
Increase (decrease) in sales discounts and allowances	447	(102)
All other operating activities	(417)	(528)
Cash from (used for) operating activities – continuing operations	3,891	2,586
Cash from (used for) operating activities – discontinued operations	(136)	(681)
Cash from (used for) operating activities	3,755	1,905

Additions to property, plant and equipment and internal-use software	(535)	(499)
Dispositions of property, plant and equipment	25	87
Proceeds from principal business dispositions	—	74
Net cash from (payments for) principal businesses purchased	(354)	—
Sales of retained ownership interests	—	2,610
Net (purchases) dispositions of insurance investment securities	361	(965)
All other investing activities	(430)	(3,294)
Cash from (used for) investing activities – continuing operations	(934)	(1,987)
Cash from (used for) investing activities – discontinued operations	82	(1,491)
Cash from (used for) investing activities	(852)	(3,478)

Net increase (decrease) in borrowings (maturities of 90 days or less)	25	2
Repayments and other debt reductions (maturities longer than 90 days)	(1,253)	(616)
Dividends paid to shareholders	(688)	(394)
Purchases of common stock for treasury	(3,710)	(2,623)
All other financing activities	136	636
Cash from (used for) financing activities – continuing operations	(5,490)	(2,994)
Cash from (used for) financing activities – discontinued operations	—	(98)
Cash from (used for) financing activities	(5,490)	(3,092)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	188	(143)
Increase (decrease) in cash, cash equivalents and restricted cash	(2,398)	(4,808)
Cash, cash equivalents and restricted cash at beginning of year	15,880	19,755
Cash, cash equivalents and restricted cash at June 30	13,482	14,947
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	(1,429)	(1,398)
Cash, cash equivalents and restricted cash of continuing operations at June 30	$12,052	$13,549
2025 2Q FORM 10-Q 17

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions)	2025	2024	2025	2024
Net income (loss)	$2,021	$1,268	$3,993	$2,833
Less: net income (loss) attributable to noncontrolling interests	(7)	2	(13)	28
Net income (loss) attributable to the Company	$2,028	$1,266	$4,006	$2,805

Currency translation adjustments	(12)	2,123	(19)	2,087
Benefit plans	(193)	(789)	(327)	(987)
Investment securities and cash flow hedges	110	(304)	428	(758)
Long-duration insurance contracts	(196)	518	(244)	1,753
Less: other comprehensive income (loss) attributable to noncontrolling interests	—	(19)	—	(17)
Other comprehensive income (loss) attributable to the Company	$(291)	$1,568	$(162)	$2,115

Comprehensive income (loss)	$1,730	$2,817	$3,831	$4,931
Less: comprehensive income (loss) attributable to noncontrolling interests	(7)	(17)	(13)	11
Comprehensive income (loss) attributable to the Company	$1,737	$2,834	$3,844	$4,920

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions)	2025	2024	2025	2024
Common stock issued	$15	$15	$15	$15

Beginning balance	(3,733)	(5,603)	(3,861)	(6,150)
Currency translation adjustments	(12)	2,144	(19)	2,109
Benefit plans	(193)	(780)	(327)	(980)
Investment securities and cash flow hedges	110	(314)	428	(768)
Long-duration insurance contracts	(196)	518	(244)	1,753
Accumulated other comprehensive income (loss)	$(4,024)	$(4,035)	$(4,024)	$(4,035)
Beginning balance	23,912	25,887	24,266	26,962
Gains (losses) on treasury stock dispositions	(181)	(686)	(626)	(1,877)
Stock-based compensation	101	118	192	232
Other changes	6	(36)	6	(35)
Other capital	$23,839	$25,282	$23,839	$25,282
Beginning balance	82,081	88,090	80,488	86,553
Net income (loss) attributable to the Company	2,028	1,266	4,006	2,805
Dividends and other transactions with shareholders(a)	(383)	(11,989)	(769)	(11,987)
Other	—	(18)	—	(21)
Retained earnings	$83,726	$77,349	$83,726	$77,349
Beginning balance	(83,024)	(78,508)	(81,566)	(79,976)
Purchases	(1,745)	(2,335)	(3,717)	(2,652)
Dispositions	347	831	862	2,615
Common stock held in treasury	$(84,421)	$(80,013)	$(84,421)	$(80,013)
GE Aerospace shareholders' equity balance	19,135	18,598	19,135	18,598
Noncontrolling interests balance	210	245	210	245
Total equity balance at June 30	$19,345	$18,843	$19,345	$18,843

(a) Included an $11,375 million decrease in Retained earnings reflecting a distribution of all the shares of GE Vernova on April 2, 2024.

18 2025 2Q FORM 10-Q

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

In preparing our Statement of Cash Flows, we make certain adjustments to reflect cash flows that cannot otherwise be calculated by changes in our Statement of Financial Position. These adjustments may include, but are not limited to, the effects of currency exchange, acquisitions and dispositions of businesses, the timing of settlements to suppliers for property, plant and equipment, non-cash gains/losses and other balance sheet reclassifications.

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

We have continuing involvement with GE Vernova primarily through ongoing sales of products, a transition services agreement, through which GE Aerospace and GE Vernova continue to provide certain services to each other for a period of time following the separation, a separation and distribution agreement, including performance and financial guarantees, a tax matters agreement and a trademark licensing agreement. For the six months ended June 30, 2025, we had direct and indirect sales of $154 million to GE Vernova, primarily related to engine sales and parts. We collected net cash of $401 million related to the transition services agreement and sales of engines and parts for the six months ended June 30, 2025.

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

We had continuing involvement with GE HealthCare primarily through a transition services agreement, which was completed as of December 31, 2024, through which GE Aerospace and GE HealthCare continued to provide certain services to each other for a period of time following the separation. In addition, we have a tax matters agreement and a trademark licensing agreement. For the six months ended June 30, 2025, we collected net cash of $46 million related to these activities, primarily in the first quarter of 2025.
2025 2Q FORM 10-Q 19

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. The estimate of total losses for borrower litigation at Bank BPH was $2,520 million and $2,461 million as of June 30, 2025 and December 31, 2024, respectively, with the increase driven by foreign exchange movements. No incremental contributions from GE Aerospace were required during the six months ended June 30, 2025. For further information about factors that are relevant to the estimate of total losses for borrower litigation at Bank BPH, see Note 22. Future changes or adverse developments could increase our estimate of total losses and potentially require future cash contributions to Bank BPH.

The Bank BPH financing receivable portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields and estimates with respect to ongoing borrower litigation. At June 30, 2025, the total portfolio had no carrying value, net of a valuation allowance. Income (loss) related to ongoing borrower litigation was zero in pre-tax charges for both the three and six months ended June 30, 2025, and 2024, respectively.

RESULTS OF DISCONTINUED OPERATIONS Three months ended June 30	2025			2024
	GE Vernova	Bank BPH & Other	Total	GE Vernova	Bank BPH & Other	Total
Total revenue	$—	$—	$—	$—	$—	$—
Cost of equipment and services sold	—	—	—	—	—	—
Other income, costs and expenses	2	5	6	(11)	8	(2)
Net income (loss) of discontinued operations before income taxes	2	5	6	(11)	8	(2)
Benefit (provision) for income taxes	—	15	15	(58)	(3)	(61)
Net income (loss) of discontinued operations, net of taxes	1	19	21	(68)	5	(63)

Gain (loss) on disposal before income taxes	—	—	—	—	9	9
Benefit (provision) for income taxes	—	—	—	—	—	—
Gain (loss) on disposal, net of taxes	—	—	—	—	9	9
Net income (loss) from discontinued operations, net of taxes	$1	$19	$21	$(68)	$14	$(54)

RESULTS OF DISCONTINUED OPERATIONS Six months ended June 30	2025			2024
	GE Vernova	Bank BPH & Other	Total	GE Vernova	Bank BPH & Other	Total
Total revenue	$—	$—	$—	$7,244	$—	$7,244
Cost of equipment and services sold	—	—	—	(6,074)	—	(6,074)
Other income, costs and expenses	1	4	6	(1,299)	14	(1,284)
Net income (loss) of discontinued operations before income taxes	1	4	6	(129)	14	(115)
Benefit (provision) for income taxes	—	22	22	(132)	3	(129)
Net income (loss) of discontinued operations, net of taxes	1	26	27	(261)	17	(243)

Gain (loss) on disposal before income taxes	—	4	4	—	11	11
Benefit (provision) for income taxes	—	—	—	—	—	—
Gain (loss) on disposal, net of taxes	—	4	4	—	11	11
Net income (loss) from discontinued operations, net of taxes	$1	$30	$31	$(261)	$29	$(232)

20 2025 2Q FORM 10-Q

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	June 30, 2025	December 31, 2024
Cash, cash equivalents and restricted cash(a)	$1,429	$1,327
Current receivables	28	13
Property, plant and equipment - net	33	40
All other assets	505	438
Deferred income taxes	11	24
Assets of discontinued operations(b)	$2,007	$1,841

Accounts payable	$33	$30
Non-current compensation and benefits	33	33
All other liabilities	1,297	1,254
Liabilities of discontinued operations(b)	$1,362	$1,317
(a) Included $1,427 million and $1,324 million of cash, cash equivalents and restricted cash related to Bank BPH as of June 30, 2025 and December 31, 2024, respectively.
(b) Included $1,589 million and $1,594 million of valuation allowances against financing receivables held for sale, of which $1,503 million and $1,517 million related to estimated borrower litigation losses, and $1,017 million and $944 million in All other liabilities related to estimated borrower litigation losses for Bank BPH’s foreign currency-denominated mortgage portfolio as of June 30, 2025 and December 31, 2024, respectively. Accordingly, total estimated losses related to borrower litigation were $2,520 million and $2,461 million as of June 30, 2025 and December 31, 2024, respectively, with the increase driven by foreign exchange movements. The valuation allowance completely offsets the financing receivables balance as of June 30, 2025 and December 31, 2024.

NOTE 3. INVESTMENT SECURITIES. Current investment securities include our senior note from AerCap, for which we have adopted the fair value option and matures in the fourth quarter of 2025, with a fair value of $998 million and $982 million at June 30, 2025 and December 31, 2024, respectively.

Substantially all of our non-current investment securities are held within our run-off insurance operations and support the long-duration insurance liabilities. The portfolio includes debt securities, of which all are substantially investment grade, and are classified as available-for-sale.

	June 30, 2025				December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt
U.S. corporate	$27,725	$722	$(2,164)	$26,283	$28,456	$546	$(2,309)	$26,692
Non-U.S. corporate	2,925	33	(279)	2,679	2,970	23	(302)	2,691
State and municipal	2,487	40	(216)	2,311	2,409	22	(235)	2,196
Mortgage and asset-backed	5,448	64	(149)	5,363	5,007	47	(183)	4,870
Government and agencies	1,121	5	(115)	1,010	1,180	4	(118)	1,066
Equity	240	—	—	240	225	—	—	225
Non-current investment securities	$39,946	$863	$(2,923)	$37,887	$40,248	$641	$(3,148)	$37,741

The amortized cost of debt securities excludes accrued interest of $467 million and $473 million at June 30, 2025 and December 31, 2024, respectively, which is reported in All other current assets.

The estimated fair value of non-current investment securities at June 30, 2025 increased since December 31, 2024, primarily due to lower market yields partially offset by net proceeds from debt/equity securities sales and redemptions.

Total estimated fair value of debt securities in an unrealized loss position were $19,794 million and $21,876 million, of which $13,707 million and $14,011 million had gross unrealized losses of $(2,652) million and $(2,795) million and have been in a loss position for 12 months or more at June 30, 2025 and December 31, 2024, respectively. The majority of our U.S. and non-U.S. corporate securities' gross unrealized losses were in the consumer, electric, technology, communication and energy industries. The majority of our commercial mortgage-backed securities and asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.
2025 2Q FORM 10-Q 21

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Net unrealized gains (losses) for equity securities with readily determinable fair value (RDFV)	$5	$(378)	$10	$62
Proceeds from debt/equity securities sales and redemptions	552	1,083	1,224	4,278
Gross realized gains on debt securities	5	9	10	17
Gross realized losses and impairments on debt securities	(10)	(28)	(17)	(38)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at June 30, 2025 are as follows:

	Amortized cost	Estimated fair value
Within one year	$843	$843
After one year through five years	3,837	3,910
After five years through ten years	5,123	5,251
After ten years	24,456	22,279

We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

The majority of our non-current investment securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $4,348 million and $5,074 million, including the AerCap senior note, are classified within Level 3, as significant inputs to their valuation models are unobservable at June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025, $1,144 million was transferred out of Level 3 related to increases in the observability of external information used in determining fair value in our run-off insurance operations and primarily included certain investments in private placement U.S. and non-U.S. corporate debt securities. During the six months ended June 30, 2025 there were no significant transfers into Level 3 and during the six months ended June 30, 2024, there were no significant transfers into or out of Level 3.

In addition to the equity securities described above, we held $1,680 million and $1,439 million of equity securities without RDFV including $1,651 million and $1,410 million within our run-off insurance operations at June 30, 2025 and December 31, 2024, respectively, that are classified within All other assets in our Statement of Financial Position. Fair value adjustments, net of impairments, recorded in income were $62 million and $29 million and $100 million and $63 million for the three and six months ended June 30, 2025, and 2024, respectively. These are primarily limited partnership investments in private equity, infrastructure and real estate funds that are measured at net asset value per share (or equivalent) as a practical expedient to estimated fair value and are excluded from the fair value hierarchy. These limited partnership investments are generally not eligible for redemption and generally cannot be sold without approval of the general partner. Distributions from each fund will be received as the underlying investments of the funds are liquidated at the discretion of the general partner. These investments are generally considered illiquid and our ability to receive the most recent net asset value in a sale would be determined by external market factors.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	June 30, 2025	December 31, 2024
Customer receivables	$8,305	$7,385
Revenue sharing and other partner receivables(a)	1,272	1,113
Non-income based tax receivables	131	128
Supplier advances	673	546
Receivables from disposed businesses	57	99
Other sundry receivables	151	162
Allowance for credit losses	(76)	(106)
Total current receivables	$10,512	$9,327
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

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $101 million and $240 million in the six months ended June 30, 2025 and 2024, respectively, related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in the Commercial Engines & Services business, the Company has no continuing involvement; fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice value and due date.

22 2025 2Q FORM 10-Q

LONG-TERM RECEIVABLES	June 30, 2025	December 31, 2024
Long-term customer receivables	$122	$122
Supplier advances	81	50
Sundry receivables	122	106
Allowance for credit losses	(112)	(85)
Total long-term receivables	$214	$194

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	June 30, 2025	December 31, 2024
Raw materials and work in process	$8,690	$7,372
Finished goods	1,590	1,459
Deferred inventory costs(a)	1,017	932
Inventories, including deferred inventory costs	$11,297	$9,763
(a) Represents deferred labor and overhead costs on time and material service contracts and other costs of products and services for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	June 30, 2025	December 31, 2024
Original cost	$16,565	$15,894
Less accumulated depreciation and amortization	(10,097)	(9,673)
Right-of-use operating lease assets	1,056	1,057
Property, plant and equipment – net	$7,523	$7,277

DEPRECIATION AND AMORTIZATION EXPENSE	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Commercial Engines & Services	$105	$88	$203	$179
Defense & Propulsion Technologies	39	37	73	75
Corporate and Other (including supply chain)	75	75	153	147
Total	$219	$199	$428	$401

Operating Lease Liabilities. Our current operating lease liabilities, included in All other current liabilities in our Statement of Financial Position were $287 million and $283 million as of June 30, 2025 and December 31, 2024, respectively. Our non-current operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $823 million and $822 million as of June 30, 2025 and December 31, 2024, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $99 million and $128 million for the three months ended June 30, 2025 and 2024, respectively, and $197 million and $240 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

	Commercial Engines & Services	Defense & Propulsion Technologies	Total
Balance at January 1, 2025	$6,341	$2,197	$8,538
Goodwill acquisition	—	142	142
Goodwill adjustments(a)	266	59	326
Balance at June 30, 2025	$6,607	$2,398	$9,006
(a) Goodwill adjustments are primarily related to foreign currency exchange.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the second quarter of 2025, we did not identify any reporting units that required an interim impairment test.

Other intangible assets increased $79 million during the six months ended June 30, 2025, primarily as a result of acquisitions within our Defense & Propulsion Technologies segment. All other intangible assets are subject to amortization. Consolidated amortization expense was $93 million and $83 million in the three months ended and $182 million and $172 million in the six months ended June 30, 2025 and 2024, respectively.

2025 2Q FORM 10-Q 23

NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS, CONTRACT LIABILITIES AND DEFERRED INCOME & PROGRESS COLLECTIONS
Contract assets (liabilities) and other deferred assets (income), on a net basis, increased the net liability position by $364 million for the six months ended June 30, 2025, primarily due to an increase in long-term service agreements liabilities of $387 million. In aggregate, the net liability for long-term service agreements increased primarily due to billings of $4,359 million and net unfavorable changes in estimated profitability of $271 million, including quarterly updates to contract margins and an estimated impact from tariffs, primarily in Commercial Engines & Services, partially offset by revenue recognized of $4,284 million. Revenue recognized for contracts included in a liability position at the beginning of the year were $3,892 million and $3,537 million for the six months ended June 30, 2025 and 2024, respectively.

CONTRACT ASSETS, LIABILITIES AND OTHER DEFERRED ASSETS AND INCOME	June 30, 2025	December 31, 2024
Long-term service agreements	$2,403	$2,374
Equipment and other service agreements	656	609
Current contract assets	$3,059	$2,982
Nonrecurring engineering costs(a)	$2,449	$2,438
Customer advances and other(b)	2,354	2,393
Contract and other deferred assets	4,803	4,831
Total contract and other deferred assets	$7,862	$7,814
Long-term service agreement liabilities	$9,381	$8,994
Current deferred income	358	359
Contract liabilities and current deferred income	$9,738	$9,353
Non-current deferred income	1,040	1,013
Total contract liabilities and deferred income	$10,778	$10,366
Contract assets (liabilities) and other deferred assets (income)	$(2,916)	$(2,552)
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

Progress collections increased $330 million in the six months ended June 30, 2025 primarily due to increased collections at Defense & Propulsion Technologies.

NOTE 9. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method investments, Insurance cash and cash equivalents, receivables and other investments in our run-off insurance operations, pension surplus and prepaid taxes and other deferred charges. All other non-current assets increased $1,092 million in the six months ended June 30, 2025, due to an increase in equity method and other investments, primarily at our run-off insurance operations, of $376 million, an increase in Insurance cash and cash equivalents of $257 million, an increase in Insurance receivables of $243 million and an increase in pension surplus of $104 million. Insurance cash and cash equivalents was $1,191 million and $934 million at June 30, 2025 and December 31, 2024, respectively.

NOTE 10. BORROWINGS

	June 30, 2025	December 31, 2024
Current portion of long-term borrowings
Senior notes	$1,817	$1,952
Subordinated notes and other	47	87
Other short-term borrowings	25	—
Total short-term borrowings	$1,889	$2,039

Senior notes	14,991	15,467
Subordinated notes	1,447	1,330
Other	560	437
Total long-term borrowings	$16,998	$17,234
Total borrowings	$18,886	$19,273
See Note 20 for further information about borrowings and associated hedges.

24 2025 2Q FORM 10-Q

NOTE 11. ACCOUNTS PAYABLE

	June 30, 2025	December 31, 2024
Trade payables	$7,315	$6,254
Supply chain finance programs(a)	1,564	1,259
Sundry payables	616	397
Accounts payable	$9,495	$7,909
(a) During the first quarter of 2025 and fourth quarter of 2024, GE Aerospace made prepayments of $199 million and $198 million, respectively, related to the supply chain finance programs. There were no prepayments made in the second quarter of 2025.

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE Aerospace receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $1,545 million and $1,799 million for the six months ended June 30, 2025 and 2024, respectively. GE Aerospace has no costs associated with this program.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits are comprised of obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenue of $872 million and $871 million, profit was $147 million and $170 million and net income was $118 million and $134 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, revenues were $1,806 million and $1,750 million, profit was $353 million and $370 million and net income was $280 million and $292 million, respectively. These operations were primarily supported by investment securities, substantially all debt securities, of $37,512 million and $37,352 million, limited partnerships of $4,777 million and $4,321 million, a diversified commercial mortgage loan portfolio collateralized by first liens on U.S. commercial real estate properties of $1,877 million and $1,887 million (net of allowance for credit losses of $45 million and $46 million), and residential mortgage loans of $314 million and $251 million (net of allowance for credit losses of an insignificant amount), as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the commercial mortgage loan portfolio had one delinquent loan, one non-accrual loan and about one-third of the portfolio was held in the office sector, which had a weighted average loan-to-value ratio of 73%, debt service coverage of 1.8, and an insignificant amount of scheduled maturities through 2026. A summary of our insurance liabilities and annuity benefits is presented below.

June 30, 2025	Long-term care	Structured settlement annuities	Life	Other contracts	Total
Future policy benefit reserves	$25,051	$8,382	$994	$337	$34,764
Investment contracts	—	682	—	591	1,274
Other	—	—	111	597	708
Total	$25,051	$9,064	$1,104	$1,526	$36,745

December 31, 2024
Future policy benefit reserves	$24,675	$8,426	$1,018	$357	$34,476
Investment contracts	—	719	—	621	1,340
Other	—	—	116	277	394
Total	$24,675	$9,145	$1,134	$1,254	$36,209
2025 2Q FORM 10-Q 25

The following tables summarize balances of and changes in future policy benefit reserves.

	June 30, 2025			June 30, 2024
Present value of expected net premiums	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Balance, beginning of year	$4,144	$—	$4,318	$4,063	$—	$4,803
Beginning balance at locked-in discount rate	3,991	—	4,415	3,745	—	4,773
Effect of changes in cash flow assumptions	16	—	—	16	—	—
Effect of actual variances from expected experience	12	—	8	(26)	—	(34)
Adjusted beginning of year balance	4,018	—	4,423	3,735	—	4,739
Interest accrual	108	—	92	101	—	90
Net premiums collected	(197)	—	(148)	(196)	—	(140)
Effect of foreign currency	—	—	130	—	—	(91)
Ending balance at locked-in discount rate	3,930	—	4,496	3,640	—	4,597
Effect of changes in discount rate assumptions	211	—	(104)	164	—	(183)
Balance, end of period	$4,141	$—	$4,392	$3,803	$—	$4,415

Present value of expected future policy benefits
Balance, beginning of year	$28,820	$8,426	$5,336	$30,895	$9,357	$5,921
Beginning balance at locked-in discount rate	27,448	8,301	5,411	27,144	8,561	5,847
Effect of changes in cash flow assumptions	(68)	—	—	(10)	—	—
Effect of actual variances from expected experience	152	(6)	24	7	(25)	(51)
Adjusted beginning of year balance	27,533	8,295	5,435	27,141	8,536	5,796
Interest accrual	748	217	112	738	222	110
Benefit payments	(743)	(325)	(222)	(693)	(328)	(219)
Effect of foreign currency	—	—	136	—	—	(96)
Ending balance at locked-in discount rate	27,537	8,187	5,461	27,185	8,429	5,591
Effect of changes in discount rate assumptions	1,654	195	(75)	1,920	271	(166)
Balance, end of period	$29,192	$8,382	$5,386	$29,105	$8,700	$5,424
Net future policy benefit reserves	$25,051	$8,382	$994	$25,301	$8,700	$1,010
Less: Reinsurance recoverables, net of allowance for credit losses	(157)	—	(248)	(155)	—	(31)
Net future policy benefit reserves, after reinsurance recoverables	$24,895	$8,382	$746	$25,146	$8,700	$979
Weighted-average duration of liability (years)(a)	11.3	10.1	5.3	12.1	10.7	5.4
Weighted-average interest accretion rate	5.6%	5.4%	5.3%	5.6%	5.4%	5.2%
Current discount rate	5.5%	5.5%	4.9%	5.4%	5.4%	5.1%
Gross premiums or assessments recognized during period	$231	$—	$163	$242	$—	$156
Expected future gross premiums, undiscounted	7,321	—	11,569	7,244	—	11,886
Expected future gross premiums, discounted(a)	4,694	—	5,303	4,665	—	5,323
Expected future benefit payments, undiscounted	61,410	18,249	10,442	62,387	18,937	10,730
Expected future benefit payments, discounted(a)	29,192	8,382	5,386	29,105	8,700	5,424
(a) Determined using the current discount rate as of June 30, 2025 and 2024.

As of June 30, 2025 and 2024, policyholders account balances totaled $1,499 million and $1,654 million, respectively. As our insurance operations are in run-off, changes in policyholder account balances for the six months ended June 30, 2025 and 2024 are primarily attributed to surrenders, withdrawals, and benefit payments of $211 million and $215 million, partially offset by net additions from separate accounts and interest credited of $134 million and $142 million, respectively. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both June 30, 2025 and 2024.

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

26 2025 2Q FORM 10-Q

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

PRINCIPAL PENSION PLANS	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Service cost for benefits earned	$14	$17	$33	$37
Prior service cost amortization	(3)	1	(5)	4
Expected return on plan assets	(375)	(390)	(750)	(968)
Interest cost on benefit obligations	326	315	651	768
Net actuarial gain amortization	(125)	(103)	(253)	(257)
Net periodic expense (income)	$(163)	$(160)	$(324)	$(416)
Less discontinued operations	$—	$—	$—	$(88)
Continuing operations - net periodic expense (income)	$(163)	$(160)	$(324)	$(328)

Principal retiree benefit plans income was $17 million and $21 million for the three months ended June 30, 2025 and 2024, and $32 million and $57 million for the six months ended June 30, 2025 and 2024, respectively. Principal retiree benefit plans income from continuing operations was $21 million and $43 million for the three and six months ended June 30, 2024, respectively.

We have a defined contribution plan for eligible U.S. employees that provides employer contributions, which were $59 million and $74 million for the three months ended June 30, 2025 and 2024,and $139 million and $163 million for the six months ended June 30, 2025 and 2024, respectively. Employer contributions from continuing operations were $74 million and $128 million for the three and six months ended June 30, 2024, respectively.

NOTE 14. SALES DISCOUNTS AND ALLOWANCES & ALL OTHER LIABILITIES.
Sales discounts and allowances increased $447 million in the six months ended June 30, 2025, primarily due to accruals on product reserves, spare part discounts and engine shipments outpacing payments to airline customers in Commercial Engines & Services.

All other current liabilities and All other liabilities primarily includes employee compensation and benefits, equipment project and commercial liabilities, income taxes payable and uncertain tax positions, environmental, health and safety remediations, operating lease liabilities (see Note 6) and product warranties (see Note 22). All other current liabilities decreased $525 million in the six months ended June 30, 2025, primarily due to a decrease in employee compensation and benefits of $398 million primarily driven by payments of employee benefit liabilities, and a decrease in equipment projects and other commercial liabilities of $124 million. All other liabilities increased $128 million in the six months ended June 30, 2025, primarily due to increases in uncertain and other income taxes and related liabilities of $82 million and environmental, health and safety liabilities of $75 million.

NOTE 15. INCOME TAXES. Our effective income tax rate was 14.5% and 10.7% for the six months ended June 30, 2025 and 2024, respectively. The tax rate for 2025 was reduced compared to the U.S. statutory rate of 21% primarily due to U.S. business tax credit benefits, tax effects of favorable audit resolutions, realized foreign tax credits benefits on the reinsurance transaction (see Note 12), and tax benefits on equity compensation. The tax rate for 2024 was reduced compared to the U.S. statutory rate of 21% primarily due to separation income tax benefit associated with an increase in net state deferred tax assets that are likely to be utilized after the spin of GE Vernova, U.S. business tax credit benefits, and lower tax on global activities.

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (OBBB) was signed into law, which includes a broad range of tax reform provisions that may affect the Company's financial results. The OBBB allows an elective deduction for domestic Research and Development (R&D), a reinstatement of elective 100% first-year bonus depreciation, and a more favorable tax rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income), among other provisions. The Company is currently evaluating the impact of these provisions which could affect the Company's effective tax rate and deferred tax assets in 2025 and future periods. A quantitative estimate of the specific financial effects cannot be reasonably determined at this time due to the complexity of the changes in the tax reform. The impact of those tax provisions in the OBBB will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury.

2025 2Q FORM 10-Q 27

The OECD (Organisation for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries incorporated Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. In addition, in January 2025, the United States issued an executive order announcing opposition to aspects of these rules. In June 2025, the G7 agreed to exclude U.S. Multi-National Entities (MNEs) from certain aspects of the Pillar 2 global minimum tax rules (the G7 Statement) in exchange for the U.S. not imposing retaliatory taxes in the OBBB. We will continue to monitor the G7 Statement, which has not yet been incorporated into the OECD framework. As countries continue to enact and refine the Pillar 2 rules, we will evaluate the impact on our financial position. In 2025, we expect to incur $0.1 billion in connection with the incorporation of the Pillar 2 model rules.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2016-2020.

The following table presents our net deferred tax assets and net deferred tax liabilities attributable to different tax jurisdictions or different tax paying components.

DEFERRED INCOME TAXES	June 30, 2025	December 31, 2024
Total assets	$7,289	$7,479
Total liabilities	(399)	(368)
Net deferred income tax asset	$6,890	$7,111

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended June 30		Six months ended June 30
(Dividends per share in dollars)	2025	2024	2025	2024
Beginning balance	$(1,478)	$(3,658)	$(1,472)	$(3,623)
AOCI before reclasses – net of taxes of $(100), $(39), $(140) and $(13)	(12)	29	(19)	(6)
Reclasses from AOCI – net of taxes of $—, $103, $— and $103(a)	—	2,094	—	2,094
AOCI	(12)	2,123	(19)	2,087
Less AOCI attributable to noncontrolling interests	—	(22)	—	(22)
Currency translation adjustments AOCI	$(1,491)	$(1,514)	$(1,491)	$(1,514)
Beginning balance	$531	$1,586	$665	$1,786
AOCI before reclasses – net of taxes of $(21), $(12), $(25) and $(4)	(70)	(54)	(85)	(83)
Reclasses from AOCI – net of taxes of $(34), $(156), $(69) and $(208)(a)	(122)	(736)	(241)	(904)
AOCI	(192)	(790)	(325)	(987)
Less AOCI attributable to noncontrolling interests	—	(9)	—	(7)
Benefit plans AOCI	$338	$806	$338	$806
Beginning balance	$(1,667)	$(1,412)	$(1,985)	$(959)
AOCI before reclasses – net of taxes of $39, $(92), $125 and $(208)	114	(341)	437	(806)
Reclasses from AOCI – net of taxes of $2, $13, $1 and $12	(4)	37	(9)	48
AOCI	110	(304)	428	(758)
Less AOCI attributable to noncontrolling interests	—	12	—	12
Investment securities and cash flow hedges AOCI	$(1,557)	$(1,727)	$(1,557)	$(1,727)
Beginning balance	$(1,118)	$(2,119)	$(1,070)	$(3,354)
AOCI before reclasses – net of taxes of $(52), $138, $(65) and $466	(196)	518	(244)	1,753
AOCI	(196)	518	(244)	1,753
Long-duration insurance contracts AOCI	$(1,314)	$(1,601)	$(1,314)	$(1,601)

AOCI at June 30	$(4,024)	$(4,035)	$(4,024)	$(4,035)

Dividends declared per common share	$0.36	$0.56	$0.72	$0.56

(a) The total reclassifications from AOCI included $1,590 million, including currency translation of $2,174 million and benefit plans of $(584) million, net of taxes, in the second quarter of 2024 related to the separation of GE Vernova.

28 2025 2Q FORM 10-Q

Common stock. GE Aerospace common stock shares outstanding were 1,060,439,387 and 1,073,692,183 at June 30, 2025 and December 31, 2024, respectively. We repurchased 7.5 million shares for $1,653 million and 17.0 million shares for $3,566 million during the three and six months ended June 30, 2025. This included repurchases of 5.1 million shares for $1,213 million and 10.5 million shares for $2,325 million during the three and six months ended June 30, 2025 using accelerated stock repurchases as a mechanism to achieve planned repurchase volumes within the quarter during closed windows. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased in the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

NOTE 17. EARNINGS PER SHARE (EPS) INFORMATION

Three months ended June 30	2025		2024
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Net income (loss) from continuing operations attributable to common shareholders	$2,007	$2,008	$1,320	$1,320
Net income (loss) from discontinued operations	21	21	(54)	(54)
Net income (loss) attributable to common shareholders	2,028	2,028	1,266	1,266

Shares of common stock outstanding	1,063	1,063	1,089	1,089
Employee compensation-related shares (including stock options)	7	—	11	—
Total average equivalent shares	1,071	1,063	1,100	1,089

EPS from continuing operations	$1.87	$1.89	$1.20	$1.21
EPS from discontinued operations	0.02	0.02	(0.05)	(0.05)
Net EPS	1.89	1.91	1.15	1.16

Potentially dilutive securities(a)	2		6

Six months ended June 30	2025		2024
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Net income (loss) from continuing operations attributable to common shareholders	3,975	3,975	3,061	3,061
Net income (loss) from discontinued operations	31	31	(256)	(256)
Net income (loss) attributable to common shareholders	4,006	4,006	2,805	2,805

Shares of common stock outstanding	1,067	1,067	1,089	1,089
Employee compensation-related shares (including stock options)	8	—	11	—
Total average equivalent shares	1,074	1,067	1,100	1,089

EPS from continuing operations	$3.70	$3.73	$2.78	$2.81
EPS from discontinued operations	0.03	0.03	(0.23)	(0.23)
Net EPS	3.73	3.76	2.55	2.58

Potentially dilutive securities(a)	2		9
(a) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and historically have been included in the calculation pursuant to the two-class method. For the three and six months ended June 30, 2025, and the comparative period in 2024, and the Company calculates earnings per share using the treasury stock method.

NOTE 18. OTHER INCOME (LOSS)

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Investment in GE HealthCare realized and unrealized gain (loss)	$—	$(397)	$—	$219
AerCap note unrealized gain (loss)	3	3	17	15
Gains (losses) on retained and sold ownership interests	$3	$(394)	$17	$234
Other net interest and investment income (loss)	160	200	334	429
Licensing and royalty income	41	51	84	107
Equity method income	38	34	76	79
Other items	55	46	89	95
Total other income (loss)	$298	$(63)	$600	$944

2025 2Q FORM 10-Q 29

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

RESTRUCTURING AND OTHER CHARGES	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Workforce reductions	$20	$42	$19	$108
Plant closures & associated costs and other asset write-downs	7	5	10	24
Acquisition/disposition net charges and other	—	36	—	38
	$27	$84	$29	$170
Cost of equipment/services	$—	$—	$3	$1
Selling, general and administrative expenses	27	84	26	169
Total restructuring and other charges	$27	$84	$29	$170
Restructuring and other cash expenditures(a)	$16	$24	$55	$99
(a) Primarily related to employee severance payments.

The restructuring liability as of June 30, 2025 and December 31, 2024 was $205 million and $242 million, respectively.

For the three and six months ended June 30, 2025 and 2024, restructuring and other charges for ongoing programs primarily included exit activities announced in the fourth quarter of 2022, reflecting lower Corporate & Other shared-service and footprint needs as a result of the GE HealthCare and GE Vernova spin-offs.

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

For the three months ended June 30, 2025 and 2024, we incurred pre-tax separation expense of $47 million and $75 million, recognized $10 million and $216 million of net tax benefits and paid $70 million and $407 million in cash, respectively. For 2024, the net tax benefits included deferred tax benefits associated with state tax attributes.

For the six months ended June 30, 2025 and 2024, we incurred pre-tax separation costs of $98 million and $334 million, recognized
$20 million and $251 million of net tax benefits, and paid $146 million and $572 million in cash, respectively, related to separation activities.

The pre-tax separation costs specifically identifiable to GE HealthCare and GE Vernova are reflected in discontinued operations. We incurred insignificant costs for both GE Healthcare and GE Vernova for the three months ended June 30, 2025, as well as for GE Vernova for the three months ended June 30, 2024. Additionally, we recognized $10 million in pre-tax income, incurred $2 million of net tax expense related to GE HealthCare and we paid $0 million and $38 million in cash related to GE HealthCare and GE Vernova, respectively, for the three months ended June 30, 2024.

For the six months ended June 30, 2024, we recognized $10 million in pre-tax income, incurred $2 million of net tax expense, and spent $9 million in cash, related to GE HealthCare. In addition, we incurred pre-tax separation costs of $97 million, recognized $20 million of net tax benefit and paid $121 million in cash related to GE Vernova for the six months ended June 30, 2024.

NOTE 20. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered Level 3 and substantially all these liabilities’ fair value are considered Level 2.

		June 30, 2025		December 31, 2024
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables(a)	$2,221	$1,961	$2,261	$1,981
Liabilities	Borrowings (Note 10)	18,886	18,703	19,273	18,805
	Investment contracts(a)	1,274	1,333	1,375	1,432
(a) Primarily related to our run-off insurance operations. See Note 12 for further information.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and cash equivalents, investment securities (Note 3) and derivative financial instruments below.
30 2025 2Q FORM 10-Q

DERIVATIVES AND HEDGING. Per our policy, derivatives are used solely for managing risks and not for speculative purposes. We use derivatives to manage risks related to foreign currency exchange (including foreign equity investments), interest rates and commodity prices.

We use our foreign currency debt and cross-currency interest rate swaps in net investment hedges to hedge currency exposures related to our net investments in foreign operations. We use currency exchange contracts for cash flow hedges primarily to reduce or eliminate the effects of foreign exchange rate changes. Gains and losses on derivatives used in qualified hedges are initially recognized in our Statement of Other Comprehensive Income (Loss) except for interest on cross-currency interest rate swaps. For cross-currency interest rate swaps in a qualified hedging relationships, we recognize the periodic interest settlements within Interest and other financial charges in the Statement of Operations, and the cash flows associated with these periodic interest settlements are classified as operating activities in the Statement of Cash Flows. Settlements from termination of all qualified hedges are classified in the Statement of Cash Flows reflecting the nature of the hedged items (e.g., investing activities for derivatives used to hedge net investments in our foreign operations).

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

FAIR VALUE OF DERIVATIVES	June 30, 2025			December 31, 2024
	Gross Notional	All other current assets	All other current liabilities	Gross Notional	All other current assets	All other current liabilities
Qualifying currency exchange contracts	$1,501	$64	$11	$1,873	$36	$40
Qualifying cross currency interest rate swaps(a)	1,941	—	81	416	8	—
Non-qualifying currency exchange contracts and other(b)	6,903	242	29	6,759	199	91
Gross derivatives	$10,345	$306	$121	$9,047	$243	$131
Netting and credit adjustments		$(68)	$(68)		$(55)	$(54)
Net derivatives recognized in statement of financial position		$238	$53		$188	$77
(a) Gains (losses) on interest settlements related to cross-currency swaps included in our Statement of Operations were $6 million and $8 million for the three months and six months ended June 30, 2025, respectively. There was no activity during the first two quarters of 2024.
(b) Gains (losses) included in our Statement of Operations were $181 million and $40 million for the three months ended June 30, 2025 and 2024, and $216 million and $62 million for six months ended June 30, 2025 and 2024, respectively, primarily in SG&A, driven by hedges of foreign currency exchange and deferred employee compensation. Substantially all of these amounts are offset by the remeasurement of the underlying exposure through income.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives				Amount of Gain (Loss) Reclassified from AOCI into Net Income
	Three months ended June 30		Six months ended June 30		Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024	2025	2024	2025	2024
Cash flow hedges(a)	$63	$(14)	$110	$(21)	$7	$5	$4	$12
Net investment hedges(b)	(479)	68	(692)	150	—	—	—	—
(a) Primarily currency exchange contracts, and recognized in Costs of equipment or services sold in our Statement of Operations. We expect to reclassify a $64 million gain from AOCI to net income in the next 12 months contemporaneously with the income effects of the related forecasted transactions.
(b) The carrying value of foreign currency debt designated as net investment hedges was $4,892 million and $5,199 million at June 30, 2025 and December 31, 2024, respectively.

FAIR VALUE HEDGES. We used fair value hedges to hedge the effects of interest rate and currency changes on debt we issued. All fair value hedges were terminated in 2022 due to exposure management actions. The cumulative net gains related to hedging adjustments of $1,028 million and $1,037 million on discontinued hedges were included primarily in long-term borrowings of $8,715 million and $8,387 million as of June 30, 2025 and December 31, 2024, respectively, and will continue to amortize into interest expense until the borrowings mature.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest) were $238 million and $188 million at June 30, 2025 and December 31, 2024, respectively. Counterparties' exposures to our derivative liability (including accrued interest), were $53 million and $77 million at June 30, 2025 and December 31, 2024, respectively.

2025 2Q FORM 10-Q 31

NOTE 21. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $160 million and $141 million and liabilities of $137 million and $131 million at June 30, 2025 and December 31, 2024, respectively, in consolidated Variable Interest Entities (VIEs). These VIEs are primarily associated with a legacy business in Corporate & Other and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $8,718 million and $8,131 million at June 30, 2025 and December 31, 2024, respectively. Of these investments, $1,191 million and $1,280 million were in our U.S. tax equity portfolio, comprising equity method investments related to onshore renewable energy projects, at June 30, 2025 and December 31, 2024, respectively. In addition, $7,335 million and $6,665 million were in our run-off insurance operations, primarily comprised of equity method investments at June 30, 2025 and December 31, 2024, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss with respect to unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.

NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. As of June 30, 2025, we had total investment commitments of $4,151 million, of which $4,020 million are related to investments by our run-off insurance operations in investment securities and other assets. Included within these commitments are obligations to make investments in unconsolidated VIEs of $3,912 million. We also have unfunded commitments for U.S. tax equity of $631 million. Additionally, we have committed to provide financing assistance of $2,590 million for future customer acquisitions of aircraft equipped with our engines. We believe there is a low probability of utilization of this financing assistance based on the terms under which the financing would be provided. See Note 21 for further information regarding VIEs.

GUARANTEES. Credit support and indemnification agreements - Continuing Operations. Following the separation of GE Vernova, we have remaining performance and bank guarantees on behalf of GE Vernova. To support GE Vernova in selling products and services globally, we often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, "GE Aerospace credit support"). Under the Separation and Distribution Agreement (SDA), GE Vernova is obligated to use reasonable best efforts to replace us as the guarantor on or terminate all such credit support instruments. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligor(s), we could be obligated to make payments under the applicable instruments. Under the SDA, GE Vernova is obligated to reimburse and indemnify us for any such payments. Beginning in 2025, GE Vernova is paying us a quarterly fee based on amounts related to the GE Aerospace credit support. We have recorded a reserve of $105 million for our stand ready to perform obligation. Our maximum aggregate exposure under the GE Aerospace credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses except for certain financial guarantees and trade finance instruments with a maximum exposure of approximately $257 million. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance were required by us under parent company guarantees relating to GE Vernova customer contracts. In connection with the spin-off of GE Vernova, under terms of the SDA, Transition Service Agreement (TSA) and Tax Matters Agreement (TMA), we have an obligation to indemnify GE Vernova for certain of its severance costs, environmental matters and tax matters of $137 million, of which $84 million is reserved.

We also have remaining obligations under the TMA with GE HealthCare to indemnify them for certain tax costs and other indemnifications of $55 million, which are fully reserved.

In addition, we have $183 million of other indemnification commitments, including representations and warranties in sales of business assets, for which we recorded a liability of $55 million.

Credit support and indemnification agreements- Discontinued Operations. Following the separation of GE Vernova, we also have performance obligations related to GE Vernova nuclear decommissioning with a maximum aggregate exposure of $611 million for which we are fully indemnified. Also, under the SDA, TSA and TMA agreements we have obligations to indemnify GE Vernova for costs of certain environmental matters and tax matters of $34 million, which are fully reserved.

GE Aerospace also has obligations under the TMA to indemnify GE HealthCare for certain tax costs of $39 million, which are fully reserved.

We also have provided specific indemnities to other buyers of assets of our business that, in the aggregate, represent a maximum potential claim of $451 million with related reserves of $49 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $636 million and $592 million at June 30, 2025 and December 31, 2024, respectively.

32 2025 2Q FORM 10-Q

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 24 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 22 to the consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025; refer to those discussions for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Shareholder and related lawsuits. Since November 2017, several putative shareholder class actions under the federal securities laws were filed against GE and certain affiliated individuals and consolidated into a single action currently pending in the U.S. District Court for the Southern District of New York (the Hachem case, also referred to as the Sjunde AP-Fonden case). The complaint against defendants GE and current and former GE executive officers alleged violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to insurance reserves and accounting for long-term service agreements and seeks damages on behalf of shareholders who acquired GE stock between February 27, 2013 and January 23, 2018. GE filed a motion to dismiss in December 2019. In January 2021, the court granted the motion to dismiss as to the majority of the claims. Specifically, the court dismissed all claims related to insurance reserves, as well as all claims related to accounting for long-term service agreements, with the exception of certain claims about historic disclosures related to factoring in the Power business that survive as to GE and its former CFO Jeffrey S. Bornstein. All other individual defendants have been dismissed from the case. In April 2022, the court granted the plaintiffs' motion for class certification for shareholders who acquired stock between February 26, 2016 and January 23, 2018. In September 2022, GE filed a motion for summary judgment on the plaintiffs' remaining claims, which the court denied in September 2023, except as to claims arising from disclosures made between November 2017 and January 2018. In April 2024, the court scheduled a trial date for November 2024. Consistent with the settlement in principle that we reported in October 2024, we signed an agreement with the plaintiffs in December 2024 to settle the matter for $362.5 million, which we deposited into an escrow account controlled by plaintiffs’ counsel. Final settlement of the matter was approved by the court on April 24, 2025.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. For a number of years, we have observed an increase in the total number of lawsuits being brought against Bank BPH and other banks in Poland by current and former borrowers, and we expect this to continue in future reporting periods. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded an additional charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH was $2,520 million and $2,461 million as of June 30, 2025 and December 31, 2024, respectively. This estimate accounts for the costs associated with borrowers who we estimate will participate in the settlement program, as well as estimates for the results of litigation with other borrowers, which in either case can exceed the value of the current loan balance, and represents our best estimate of the total losses we expect to incur over time informed by experience since adopting the program. However, there are a number of factors that could affect the estimate in the future; refer to the disclosure about Bank BPH in our Annual Report on Form 10-K for the year ended December 31, 2024.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations involve or have involved the use, disposal and cleanup of substances regulated under environmental protection laws, including activities for a variety of matters related to GE businesses that have been discontinued or exited. We record reserves for obligations for ongoing and future environmental remediation activities, such as the Housatonic River cleanup, and for additional liabilities we expect to incur in connection with previously remediated sites, such as natural resource damages for the Hudson River where GE completed dredging in 2019. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged exposure by workers and others to asbestos or other hazardous materials. Liabilities for environmental remediation and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites and lawsuits, such amounts are not reasonably estimable. Total reserves related to environmental remediation and worker exposure claims were $2,018 million and $2,003 million at June 30, 2025 and December 31, 2024 respectively.

2025 2Q FORM 10-Q 33

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

EQUIPMENT & SERVICES REVENUE
Three months ended June 30	2025			2024
	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$1,931	$6,059	$7,990	$1,427	$4,705	$6,132
Defense & Propulsion Technologies	1,233	1,329	2,563	1,071	1,329	2,401
Total segment revenue	$3,164	$7,389	$10,553	$2,498	$6,034	$8,533

Six months ended June 30	2025			2024
	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$3,789	$11,177	$14,966	$3,133	$9,095	$12,228
Defense & Propulsion Technologies	2,284	2,604	4,887	2,080	2,633	4,713
Total segment revenue	$6,073	$13,781	$19,854	$5,213	$11,727	$16,941

EXPENSES, PROFIT AND INCOME	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Commercial Engines & Services
Cost of revenue	$5,214	$3,931	$9,711	$8,110
Selling, general and administrative expenses	438	413	860	839
Research and development	301	233	589	434
Other segment expenses (income)(a)	(195)	(125)	(346)	(253)
Total Commercial Engines & Services expenses	5,757	4,453	10,814	9,129
Defense & Propulsion Technologies
Cost of revenue	1,884	1,776	3,609	3,557
Selling, general and administrative expenses	257	211	501	468
Research and development	71	75	143	142
Other segment expenses (income)(a)	(12)	(5)	(23)	(54)
Total Defense & Propulsion Technologies expenses	2,201	2,057	4,230	4,113

Commercial Engines & Services	2,232	1,679	4,152	3,098
Defense & Propulsion Technologies	362	344	658	600
Total segment profit (loss)	2,594	2,023	4,810	3,698
Corporate & Other	(237)	(534)	(194)	(179)
Interest and other financial charges	(158)	(248)	(368)	(511)
Non-operating benefit income (cost)	197	204	398	421
Benefit (provision) for income taxes	(388)	(125)	(671)	(369)
Net income (loss) from continuing operations attributable to common shareholders	2,008	1,320	3,975	3,061
Net income (loss) from discontinued operations attributable to common shareholders	21	(54)	31	(256)
Net income (loss) attributable to common shareholders	$2,028	$1,266	$4,006	$2,805
(a) Other segment expenses (income) primarily includes equity method income, interest income and licensing and royalty income.

34 2025 2Q FORM 10-Q

REMAINING PERFORMANCE OBLIGATION. As of June 30, 2025, the aggregate amount of the contracted revenue allocated to our unsatisfied (or partially unsatisfied) performance obligations was $174,397 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $24,389 million, of which 37%, 63% and 92% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $150,008 million, of which 13%, 43%, 70% and 87% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

EXHIBITS

10(a). Form of Agreement for Restricted Stock Unit Grants to Directors under the GE 2022 Long-Term Incentive Plan, as of May, 2025.*
11. Computation of Per Share Earnings. Data is provided in Note 17 of this Report.*
31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
32. Certification Pursuant to 18 U.S.C. Section 1350.*
101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Operations for the three and six months ended June 30, 2025 and 2024, (ii) Statement of Financial Position at June 30, 2025 and December 31, 2024, (iii) Statement of Cash Flows for the six months ended June 30, 2025 and 2024, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, (v) Statement of Changes in Shareholders' Equity for the three and six months ended June 30, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed electronically herewith

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	15-35
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10, 30-31
Item 4.	Controls and Procedures	14
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	35
Signatures		35
(a) For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 21, 2025	/s/ Robert Giglietti
Date	Robert Giglietti Vice President - Chief Accounting Officer, Controller and Treasurer Principal Accounting Officer
2025 2Q FORM 10-Q 35