Form 10-Q
period 2025-09-30
GENERAL ELECTRIC CO
filed 2025-10-21
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,054,813,911 shares of common stock with a par value of $0.01 per share outstanding at September 30, 2025.

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
•global economic trends, competition and geopolitical risks, including evolving impacts from sanctions, tariffs or other trade tensions between the U.S. and other countries; demand or supply shocks from events such as a major terrorist attack, war (including the ongoing conflict between Russia and Ukraine and conflict in the Middle East), natural disasters or actual or threatened public health pandemics or other emergencies;
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

2025 3Q FORM 10-Q 3

ABOUT GE AEROSPACE. General Electric Company operates as GE Aerospace (GE Aerospace or the Company). GE Aerospace is a global aerospace leader with the industry's largest and growing commercial propulsion fleet. The Company’s installed base of approximately 49,000 commercial and 29,000 military engines, including parked aircraft in addition to fleet in service, supports its aftermarket services business, representing approximately 70% of revenue. Through FLIGHT DECK, the Company's proprietary lean operating model, GE Aerospace is accelerating its lean progress, prioritizing safety, quality, delivery and cost, to drive focused execution and bridge strategy to results. We are focused on delivering against our strategic priorities of today (ramping services and equipment), tomorrow (expanding capacity and capabilities) and the future (inventing the future of flight). Our global team is building on more than a century of innovation and learning, as we invent the future of flight, lift people up and bring them home safely.

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

Global material availability and supplier delivery performance continue to cause disruptions and have impacted our production and delivery of equipment and services to our customers. We are investing in our manufacturing facilities, overhaul facilities and our supply chain to increase production and strengthen yield in order to improve delivery to our customers. We continue to partner with our suppliers to improve material input, and work with our customers to calibrate future production rates. We are leveraging FLIGHT DECK and partnering with suppliers to improve material input and proactively manage the impact of inflationary pressure by driving cost productivity and adjusting the pricing of our products and services. We expect the impact of supply chain constraints and inflation will continue, and we are continuing to take action to mitigate the impacts. However, with the engagement with our suppliers, aftermarket output and engine deliveries have continued to improve quarter over quarter.

We support efforts to revitalize domestic manufacturing and are investing $1 billion in U.S manufacturing this year and hiring 5,000 U.S workers. At the same time, we support promoting free and fair trade that ensures the continued strength of the U.S aerospace industry.

As we operate in a highly dynamic tariff environment, we are focused on continuing to deliver our products and services to our customers. Given our global business, tariffs will result in additional cost for us and our suppliers. We are optimizing operations and leveraging existing programs to reduce the impact from tariffs. In the third quarter, the U.S.established a zero-for-zero tariff agreement on aerospace equipment with the EU, UK and Japan, establishing a mutual elimination of tariffs. Additionally, we are taking measures to control cost and implementing pricing actions to primarily mitigate the remaining impact.

CONSOLIDATED RESULTS

REVENUE	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Equipment revenue	$3,163	$2,448	$8,659	$7,044
Services revenue	8,143	6,495	21,798	18,198
Insurance revenue	875	899	2,681	2,649
Total revenue	$12,181	$9,842	$33,138	$27,890

4 2025 3Q FORM 10-Q

For the three months ended September 30, 2025, total revenue increased $2.3 billion, or 24%, compared to the three months ended September 30, 2024. Equipment revenue increased, driven by increased engine deliveries and improved pricing, partially offset by engine mix. Services revenue increased, due to increased internal shop visit and spare parts volume, higher shop visit workscopes and improved pricing.
For the nine months ended September 30, 2025, total revenue increased $5.2 billion, or 19%, compared to the nine months ended September 30, 2024. Equipment revenue increased, driven by increased engine deliveries and improved pricing. Services revenue increased, due to increased internal shop visit and spare parts volume, higher shop visit workscopes and improved pricing.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE (EPS)	Three months ended September 30		Nine months ended September 30
(Per-share in dollars and diluted)	2025	2024	2025	2024
Net income (loss) from continuing operations attributable to common shareholders	$2,174	$1,705	$6,149	$4,766
Continuing EPS	$2.04	$1.56	$5.73	$4.34

For the three months ended September 30, 2025, net income from continuing operations increased $0.5 billion compared to the three months ended September 30, 2024, driven by an increase in segment profit of $0.8 billion, a decrease in in restructuring and other charges of $0.4 billion, a decrease in goodwill impairment losses of $0.3 billion and an increase in Insurance profit of $0.2 billion. The increase was partially offset by a decrease in gains on sales of business interests of $0.4 billion, a decrease in gains on retained and sold ownership interests of $0.3 billion, an increase in Adjusted Corporate & Other operating costs* of $0.3 billion and an increase in provision for income taxes of $0.1 billion, due to higher net income before taxes. Adjusted net income* was $1.8 billion, an increase of $0.5 billion, due to an increase in segment profit of $0.8 billion, partially offset by an increase in Adjusted Corporate & Other operating costs* of $0.3 billion.
Profit was $2.5 billion, an increase of $0.6 billion. Profit margin was 20.7%, an increase from 19.2%. Operating profit* was $2.3 billion, an increase of $0.5 billion. Operating profit margin* was flat at 20.3%. Adjusted EPS* was $1.66, an increase of 44%.

For the nine months ended September 30, 2025, net income from continuing operations increased $1.4 billion compared to the nine months ended September 30, 2024, driven by an increase in segment profit of $1.9 billion, a decrease in in restructuring and other charges of $0.5 billion, a decrease in separation costs of $0.3 billion, a decrease in goodwill impairment losses of $0.3 billion and a decrease in interest and other financial charges of $0.2 billion. The increase was partially offset by a decrease in gains on retained and sold ownership interests of $0.6 billion, an increase in provision for income taxes of $0.4 billion, due to higher net income before taxes, an increase in Adjusted Corporate & Other operating costs* of $0.4 billion and a decrease in gains on sales of business interests of $0.4 billion. Adjusted net income* was $5.1 billion, an increase of $1.5 billion, due to an increase in segment profit of $1.9 billion, partially offset by an increase in Adjusted Corporate & Other operating costs* of $0.4 billion.
Profit was $7.1 billion, an increase of $1.8 billion. Profit margin was 21.6%, an increase from 19.1%. Operating profit* was $6.8 billion, an increase of $1.5 billion. Operating profit margin* was 22.3%, an increase of 140 basis points. Adjusted EPS* was $4.80, an increase of 46%.

RPO	September 30, 2025	December 31, 2024
Equipment	$25,284	$22,509
Services	151,001	149,127
Total RPO	$176,285	$171,635

As of September 30, 2025, RPO increased $4.6 billion, or 3%, from December 31, 2024, at Commercial Engines & Services, as a result of contract modifications and engines contracted under long-term service agreements that have now been put into service, and from equipment orders outpacing revenue recognized, and at Defense & Propulsion Technologies, primarily from engine orders outpacing revenue recognized.

SEGMENT OPERATIONS
COMMERCIAL ENGINES & SERVICES. In the first nine months of 2025, demand for commercial air travel grew with departures up 3%. We are in frequent communication with our airline, airframe and maintenance, repair and overhaul (MRO) customers about the outlook for commercial air travel, new aircraft production, fleet retirements and after-market services, including shop visit and spare parts demand.

In the first three quarters of 2025, we announced significant new deals with several major customers. Qatar Airways signed an agreement to purchase more than 400 engines, including 60 GE9X and 260 GEnx engines, with additional options and spares, to power its next- generation Boeing 777-9 and Boeing 787 aircraft. International Airlines Group announced an agreement to purchase GEnx engines to power their new fleet of Boeing 787 aircraft. ANA Holdings committed to more than 75 LEAP install and spare engines to power its Boeing 737 MAX and A321 NEO fleets, and also selected our GEnx engines to power its order of Boeing 787s. Malaysia Aviation Group ordered 60 LEAP install engines, plus additional spares, to power their new fleet of Boeing 737 MAX aircraft. Korean Air announced an agreement for LEAP, GEnx and GE9X engines to power their recent orders of Boeing 737 MAX, 787-10s and 777-9s aircrafts. Cathay Pacific committed to purchasing GE9X engines to power their recent order of Boeing 777-9 aircraft.

*Non-GAAP Financial Measure
2025 3Q FORM 10-Q 5

Internal shop visit revenue grew in the third quarter and total engine deliveries and LEAP engine deliveries increased primarily due to improved material supply. Total engineering investments, both company and partner-funded, increased compared to prior year. We are investing in our manufacturing and overhaul facilities and are deploying engineering and supply chain resources to increase production, expand capacity and strengthen yield. We also remain committed to investing in developing and maturing technologies that enable both durability and a more efficient future of flight. We recently launched our second dust test on the GE9X engine, which will continue to mature the design pre-entry-into-service. This builds upon over 30,000 cycles of testing, including 9,000 endurance cycles. CFM International's RISE program is a suite of pioneering technologies including Open Fan, compact core and hybrid electric systems for compatibility with alternative fuels. We recently began dust ingestion testing on next-gen HPT blades for RISE compact core development, a key milestone in advancing durability and reliability across the program. This is one of several initiatives underway to help invent the future of flight. We also continue to invest to develop technologies to support our defense customers by developing technologies for sixth-generation aircraft.

Sales in units, except where noted	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Commercial Engines	664	501	1,659	1,392
LEAP Engines(a)	511	365	1,240	1,029
Internal shop visit revenue growth %	33%	12%	22%	20%
(a) LEAP engines, which are in a significant production ramp, are a subset of Commercial Engines.

SEGMENT REVENUE AND PROFIT	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Equipment	$2,059	$1,686	$5,849	$4,819
Services	6,820	5,317	17,998	14,412
Total segment revenue	$8,880	$7,003	$23,846	$19,231

Segment profit	$2,436	$1,799	$6,588	$4,897
Segment profit margin	27.4%	25.7%	27.6%	25.5%

For the three months ended September 30, 2025, revenue was up $1.9 billion, or 27%, and profit was up $0.6 billion, or 35%, compared to the three months ended September 30, 2024.
Revenue increased due to increased internal shop visit and spare parts volume and higher workscopes, increased engine deliveries and pricing, partially offset by engine mix.
Profit increased primarily due to increased spare parts volume, increased internal shop visit volume and workscopes and improved pricing. These increases were partially offset by the impact from higher install engine deliveries, inflation and higher growth investment.

For the nine months ended September 30, 2025, revenue was up $4.6 billion, or 24%, and profit was up $1.7 billion, or 35%, compared to the nine months ended September 30, 2024.
Revenue increased due to increased spare parts volume, internal shop visit volume and workscopes, increased engine deliveries and pricing.
Profit increased primarily due to increased internal shop visit and spare parts volume and higher workscopes and improved pricing. These increases were partially offset by the impact of higher install engine deliveries, inflation, higher growth investment and an unfavorable change in estimated profitability of our long-term service agreements, primarily from the estimated impact from tariffs.

RPO	September 30, 2025	December 31, 2024
Equipment	$13,151	$11,462
Services	144,045	142,182
Total RPO	$157,196	$153,644

As of September 30, 2025, RPO increased $3.6 billion or 2% from December 31, 2024, as a result of contract modifications, engines contracted under long-term service agreements that have now been put into service and from equipment orders outpacing revenue recognized.

DEFENSE & PROPULSION TECHNOLOGIES. Our results in the third quarter of 2025 reflect domestic and international government defense departments’ focus on modernizing and scaling their forces while continuing flight operations, driving services demand. A key underlying driver of our business is government funding, as most of the revenue in Defense & Systems is derived from funding that flows through the U.S. Department of War budget, or equivalent international budgets.

In the first three quarters of 2025, we announced an Indefinite Delivery/Indefinite Quantity (IDIQ) contract from the U.S. Air Force valued up to $5 billion to support foreign military sales for F110-GE-129 engines, which power F-15 and F-16 aircraft operated by allied nations worldwide. We also achieved important development and testing milestones on two advanced engines for the U.S. war fighter. We achieved first flight for the T901 on a Black Hawk helicopter.
6 2025 3Q FORM 10-Q

Sales in units	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Defense engines	172	94	463	306

SEGMENT REVENUE AND PROFIT	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Defense & Systems (D&S)	$1,777	$1,428	$4,887	$4,452
Propulsion & Additive Technologies (P&AT)	1,051	815	2,828	2,503
Total segment revenue	$2,828	$2,243	$7,715	$6,955

Equipment	$1,434	$936	$3,717	$3,017
Services	1,394	1,306	3,998	3,939
Total segment revenue	$2,828	$2,243	$7,715	$6,955

Segment profit	$386	$220	$1,044	$820
Segment profit margin	13.6%	9.8%	13.5%	11.8%

For the three months ended September 30, 2025, revenue was up $0.6 billion, or 26%, and profit was up $0.2 billion, or 75%, compared to the three months ended September 30, 2024.
D&S revenue increased primarily due to increased engine deliveries, aircraft systems product growth and price. P&AT revenue increased primarily due to volume and price.
Profit increased primarily due to higher volume in Defense and Avio, customer mix, price and lower losses in our Colibrium Additive business, partially offset by incremental investments to support next-generation projects and inflation in our supply chain.

For the nine months ended September 30, 2025, revenue was up $0.8 billion, or 11%, and profit was up $0.2 billion, or 27%, compared to the nine months ended September 30, 2024.
D&S revenue increased primarily due to increased engine deliveries and aircraft systems product growth and price. P&AT revenue increased primarily due to volume and price.
Profit increased primarily due to higher volume in Defense and Avio, aircraft systems product growth, customer mix, price, productivity and lower losses in our Colibrium Additive business. This increase was partially offset by incremental investments to support next-generation products and inflation in our supply chain.

RPO	September 30, 2025	December 31, 2024
Equipment	$12,133	$11,046
Services	6,956	6,944
Total RPO	$19,089	$17,991

As of September 30, 2025, RPO increased $1.1 billion, or 6%, from December 31, 2024, primarily due to increases in equipment from orders outpacing revenue recognized.

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

2025 3Q FORM 10-Q 7

REVENUE AND OPERATING PROFIT (COST)	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Insurance revenue (Note 12)	$875	$899	$2,681	$2,649
Eliminations and other	(403)	(303)	(1,105)	(945)
Corporate & Other revenue	$473	$596	$1,576	$1,704
Gains (losses) on purchases and sales of business interests	$3	$356	$3	$375
Gains (losses) on retained and sold ownership interests and other equity securities (Note 18)	8	357	18	598
Restructuring and other charges (Note 19)(a)	(22)	(378)	(49)	(525)
Separation costs (Note 19)	(53)	(74)	(150)	(408)
Insurance profit (loss) (Note 12)	361	171	714	541
U.S. tax equity profit (loss)	(52)	(52)	(157)	(130)
Goodwill impairments (Note 7)	—	(251)	—	(251)
Adjusted Corporate & Other operating costs (Non-GAAP)	(523)	(201)	(850)	(452)
Corporate & Other operating profit (cost) (GAAP)	$(277)	$(73)	$(471)	$(252)
Less: gains (losses), impairments, Insurance, and restructuring & other	246	128	379	201
Adjusted Corporate & Other operating costs (Non-GAAP)	$(523)	$(201)	$(850)	$(452)

Corporate & Other profit (costs)	(386)	(96)	(467)	(84)
Eliminations	(138)	(105)	(382)	(369)
Adjusted Corporate & Other operating costs (Non-GAAP)	$(523)	$(201)	$(850)	$(452)

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

For the three months ended, September 30, 2025, revenue was down $0.1 billion compared to the three months ended September 30, 2024, due to higher intercompany eliminations. Corporate & Other operating cost increased by $0.2 billion due to $0.4 billion of lower gains on purchases and sales of business interests, primarily related to the sale of our non-core Licensing business in 2024, $0.3 billion of lower gains on retained and sold ownership interests and other equity securities, primarily related to our prior GE HealthCare investment, and $0.3 billion of higher adjusted Corporate and Other operating costs partially offset by $0.4 billion of lower restructuring and other charges, $0.3 billion of lower goodwill impairments, related to our Colibrium Additive reporting unit, and $0.2 billion of higher Insurance profit.
Adjusted Corporate & Other operating costs* increased by $0.3 billion primarily due to higher functional and EHS costs.

For the nine months ended September 30, 2025, revenue was down $0.1 compared to the nine months ended September 30, 2024, due to higher intercompany eliminations. Corporate & Other operating cost increased by $0.2 billion due to $0.6 billion of lower gains on retained and sold ownership interests and other equity securities, primarily related to our prior GE HealthCare investment, $0.4 billion of lower gains on purchases and sales of business interests, primarily related to the sale of our non-core Licensing business in 2024, and $0.4 billion of higher adjusted Corporate and Other operating costs partially offset by $0.5 billion of lower restructuring and other charges, $0.3 billion of lower goodwill impairments, related to our Colibrium Additive reporting unit, $0.3 billion of lower separation costs and $0.2 billion of higher Insurance profit.
Adjusted Corporate & Other operating costs* increased by $0.4 billion primarily due to higher functional costs and lower bank interest.

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

INTEREST AND OTHER FINANCIAL CHARGES were $0.2 billion and $0.3 billion for the three months ended September 30, 2025 and 2024, and $0.6 billion and $0.8 billion for the nine months ended September 30, 2025 and 2024, respectively. The primary components of interest and other financial charges are interest on short-term and long-term borrowings and interest on tax deficiencies.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for information about our pension and retiree benefit plans.

*Non-GAAP Financial Measure
8 2025 3Q FORM 10-Q

INCOME TAXES. For the three months ended September 30, 2025, the effective income tax rate was 13.7% compared to 10.5% for the three months ended September 30, 2024. The provision for income taxes was $0.3 billion and $0.2 billion for the three months ended September 30, 2025 and 2024, respectively. The increase in the tax provision was primarily due to higher net income before taxes, a decrease in tax benefits associated with separation activities, an increase in global minimum taxes (Pillar 2), and lower non-taxable gains on our retained and sold ownership interests, partially offset by higher tax benefits on global activities (reduced for the impact of the One Big Beautiful Bill Act (OBBBA)) and an increase in business tax credits.
For the three months ended September 30, 2025, the adjusted effective income tax rate* was 15.0% compared to 20.3% for the three months ended September 30, 2024. The decrease was primarily due to higher U.S. business tax credits and favorable audit settlements, partially offset by taxes on global income, including global minimum taxes (Pillar 2). The adjusted provision (benefit) for income taxes* was $0.3 billion for both the three months ended September 30, 2025 and 2024. The tax provision was flat, primarily due to higher adjusted net income before taxes* offset by higher tax benefit on global activities (reduced for the impact of the OBBBA) and an increase of business tax credits.

For the nine months ended September 30, 2025, the effective income tax rate was 14.2% compared to 10.6% for the nine months ended September 30, 2024. See Note 15 for further information. The provision for income taxes was $1.0 billion for the nine months ended September 30, 2025 and $0.6 billion for the nine months ended September 30, 2024. The increase in the tax provision was primarily due to higher net income before taxes, a decrease in tax benefits associated with separation activities, lower non-taxable gains on our retained and sold ownership interests, and an increase in global minimum tax (Pillar 2), partially offset by higher tax benefits on global activities (reduced for the impact of the OBBBA), an increase in business tax credits, tax benefits associated with realized foreign tax credits on the reinsurance transaction (see Note 12) and favorable audit resolutions.
For the nine months ended September 30, 2025, the adjusted effective income tax rate* was17.1% compared to 20.4% for the nine months ended September 30, 2024. The decrease was primarily due to higher U.S. business tax credits and favorable audit resolutions, partially offset by taxes on global income, including global minimum taxes (Pillar 2). The adjusted provision (benefit) for income taxes* was $1.1 billion and $0.9 billion for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily due to higher adjusted net income before taxes* and an increase in global minimum tax (Pillar 2), partially offset by higher tax benefit on global activities (reduced for the impact of the OBBBA), an increase of business tax credits and favorable audit resolutions.

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flow* from our operating businesses, and access to capital markets. If needed, we can also draw from short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of customer allowances and market conditions. Total cash, cash equivalents and restricted cash was $12.5 billion at September 30, 2025, of which $9.9 billion was held in the U.S. and $2.6 billion was held outside the U.S.

Cash held outside the U.S. has generally been reinvested in active foreign business operations; however, substantially all of our unrepatriated income is subject to U.S. federal tax and, if there is a change in reinvestment, we would expect to be able to repatriate available cash (excluding amounts held in countries with currency controls) without significant tax cost.

Cash, cash equivalents and restricted cash at September 30, 2025 included $0.4 billion of cash held in countries with currency control restrictions, which may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Excluded from cash, cash equivalents and restricted cash is $1.3 billion of cash in our run-off insurance operations, which is classified as All other assets in the Statement of Financial Position, and $1.2 billion of cash in our discontinued operations held by Bank BPH (see Note 2).

*Non-GAAP Financial Measure
2025 3Q FORM 10-Q 9

On March 7, 2024, the Company announced that the Board of Directors had authorized the repurchase of up to $15.0 billion of our common stock. Under this program, shares may be repurchased on the open market, via various strategies, including plans complying with rules 10b5-1 and 10b-18 as well as plans using accelerated share repurchases. In 2025, we repurchased 23.2 million shares for $5.4 billion, including repurchases of 15.8 million shares for $3.8 billion using accelerated stock repurchases as a mechanism to achieve planned repurchase volumes within a quarter during closed windows. We have repurchased $10.3 billion in total under this authorization.

BORROWINGS. Consolidated total borrowings were $20.8 billion and $19.3 billion at September 30, 2025 and December 31, 2024, respectively, an increase of $1.5 billion, primarily due to new debt issued of $2.0 billion, and currency exchange of $0.8 billion, partially offset by maturities of $1.3 billion. The Company also holds a five-year unsecured revolving credit facility in an aggregate committed amount of $3.0 billion and had zero outstanding at September 30, 2025.

In July 2025, GE Aerospace issued a total of $2.0 billion in aggregate principal amount of senior unsecured debt, comprised of $1.0 billion of 4.3% senior notes due 2030, and $1.0 billion of 4.9% senior notes due 2036 (see Note 10).

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

Substantially all of the Company's debt agreements in place at September 30, 2025 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility contains a customary net debt-to-EBITDA financial covenant, which we satisfied at September 30, 2025.

FOREIGN EXCHANGE RISK. As a result of our global operations, we generate and incur a small portion of our revenue and expenses in currencies other than the U.S. dollar. Such principal currencies include the euro, the British sterling pound and Brazilian real. The effect of foreign currency fluctuations on income was insignificant. See Note 20 for further information about our risk exposures, our use of derivatives, and the effects of this activity on our financial statements.

STATEMENT OF CASH FLOWS
CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash in CFOA is customer-related activities, the largest of which is collecting cash resulting from product or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and postretirement plans.

Cash from operating activities was $6.4 billion for the nine months ended September 30, 2025, an increase of $1.9 billion compared to 2024, primarily due to: an increase in net income (after adjusting for depreciation of property, plant, and equipment, amortization of intangible assets and non-cash (gains) losses related to our retained and sold ownership interests) driven by all segments and an increase in sales discounts and allowances, partially offset by working capital growth and higher income tax payments. The components of All other operating activities included:

Nine months ended September 30	2025	2024
Increase (decrease) in employee benefit liabilities	$252	$45
Net restructuring and other charges/(cash expenditures)	(36)	283
(Gains) losses on purchases and sales of business interests	(3)	(377)
Net interest and other financial charges/(cash paid)	(46)	18
Other deferred assets	127	(89)
Other	(113)	15
All other operating activities	$180	$(105)

Cash used from changes in working capital was $(0.9) billion for the nine months ended September 30, 2025, an increase of $0.3 billion compared to 2024, due to: current receivables of $(0.5) billion, from higher volume partially offset by higher collections; inventories, including deferred inventory, of $(0.4) billion, driven by higher material purchases; current contract assets, contract liabilities and current deferred income of $(0.3) billion, driven by higher revenue recognition, partially offset by billings and net unfavorable changes in estimated profitability on long-term service contracts; progress collections of $(0.1) billion, driven by higher liquidations partially offset by higher collections; and accounts payable of $0.9 billion, driven by higher volume and lower disbursements mainly related to purchases of materials in prior quarters.
10 2025 3Q FORM 10-Q

Cash used for investing activities was $(1.3) billion for the nine months ended September 30, 2025, an increase of $0.4 billion compared to 2024, primarily due to: a decrease in proceeds of $4.1 billion from the dispositions of our ownership interests in GE HealthCare and proceeds from the dispositions of our non-core licensing business and Electric Insurance Company of $0.5 billion in 2024, and an increase in cash paid for business acquisitions of $0.2 billion, partially offset by lower cash paid related to net settlements between continuing operations and businesses in discontinued operations of $3.2 billion, primarily related to the separation of GE Vernova in 2024 (a component of All other investing activities) and lower net purchases of insurance investment securities of $1.3 billion. Cash used for additions to property, plant and equipment and internal-use software net of dispositions, which are components of free cash flow*, was $0.8 billion and $0.7 billion for the nine months ended September 30, 2025 and 2024, respectively.

Cash used for financing activities was $(5.9) billion for the nine months ended September 30, 2025, an increase of $1.4 billion compared to 2024, primarily due to: an increase in treasury stock repurchases of $1.4 billion, a decrease in cash received of $1.1 billion from stock option exercises (a component of All other financing activities) and higher dividends paid to shareholders of $0.4 billion, partially offset by net debt issuance of $1.4 billion, including new long-term debt issuance of $2.0 billion in 2025.

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used for operating activities of discontinued operations decreased $0.9 billion for the nine months ended September 30, 2025 compared to 2024, primarily driven by working capital cash usage and cash paid for income taxes at our former GE Vernova business in 2024.

Cash from investing activities of discontinued operations increased $1.0 billion for the nine months ended September 30, 2025 compared to 2024, primarily driven by a reduction of cash and cash equivalents of $4.2 billion due to the separation of our former GE Vernova business in 2024, partially offset by lower cash received of $3.2 billion from net settlements between our discontinued operations and businesses in continuing operations primarily related to establishment of the opening cash balance for our former GE Vernova business in 2024.

Cash used for financing activities of discontinued operations decreased $0.1 billion for the nine months ended September 30, 2025 compared to 2024, primarily driven by net debt repayments by our former GE Vernova business in 2024.

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our accounting policies and critical accounting estimates.

OTHER ITEMS
INSURANCE. Our 2025 annual review of future policy benefit reserves cash flow assumptions resulted in an increase in net future policy benefit reserves, after reinsurance recoverables and a pre-tax charge to earnings of $126 million ($100 million, after-tax), primarily related to long-term care cost of care inflation and lower policy terminations or benefit reductions related to premium rate increases assumptions, partially offset by favorable experience, including mortality. The sensitivities with respect to the impact of changes of key cash flow assumptions underlying our future policy benefit reserves included in our Annual Report on Form 10-K for the year ended December 31, 2024, have not materially changed. See Capital Resources and Liquidity and Notes 3 and 12 for further information related to our run-off insurance operations.

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
*Non-GAAP Financial Measure
2025 3Q FORM 10-Q 11

As of September 30, 2025, we estimated GE Vernova RPO and other obligations that relate to GE Aerospace credit support to be approximately $10 billion, an over 84% reduction since December 31, 2023. We expect approximately $7 billion of the RPO related to GE Aerospace credit support obligations to contractually mature by the end of 2029. The Company’s maximum aggregate exposure under the GE Aerospace credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses. The underlying obligations are predominantly customer contracts that GE Vernova performs in the course of its business. We have no known instances historically where payments or performance from us were required under parent company guarantees relating to GE Vernova customer contracts. See Note 22 for additional details regarding guarantees.

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

ADJUSTED REVENUE, OPERATING PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Total revenue (GAAP)	$12,181	$9,842	$33,138	$27,890
Less: Insurance revenue (Note 12)	875	899	2,681	2,649
Adjusted revenue (Non-GAAP)	$11,305	$8,943	$30,457	$25,241

Total costs and expenses (GAAP)	$9,951	$8,970	$26,874	$24,529
Less: Insurance cost and expenses (Note 12)	514	728	1,967	2,108
Less: U.S. tax equity cost and expenses	5	5	15	9
Less: interest and other financial charges(a)	225	251	593	762
Less: non-operating benefit cost (income)	(198)	(207)	(596)	(628)
Less: restructuring & other(a)	22	378	49	525
Less: goodwill impairments(a)	—	251	—	251
Less: separation costs(a)	53	74	150	408
Add: noncontrolling interests	(3)	(10)	(16)	(5)
Adjusted costs (Non-GAAP)	$9,328	$7,481	$24,681	$21,089

Other income (loss) (GAAP)	$285	$1,021	$885	$1,965
Less: U.S. tax equity	(48)	(48)	(142)	(121)
Less: gains (losses) on retained and sold ownership interests and other equity securities(a)	8	357	18	598
Less: gains (losses) on purchases and sales of business interests(a)	3	356	3	375
Adjusted other income (loss) (Non-GAAP)	$322	$356	$1,007	$1,112

Profit (loss) (GAAP)	$2,515	$1,893	$7,149	$5,327
Profit (loss) margin (GAAP)	20.7%	19.2%	21.6%	19.1%

Operating profit (loss) (Non-GAAP)	$2,299	$1,818	$6,783	$5,265
Operating profit (loss) margin (Non-GAAP)	20.3%	20.3%	22.3%	20.9%

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

*Non-GAAP Financial Measure
12 2025 3Q FORM 10-Q

ADJUSTED NET INCOME (LOSS) AND ADJUSTED EFFECTIVE INCOME TAX RATE (NON-GAAP)	Three months ended September 30				Nine months ended September 30
	2025		2024		2025		2024
(Diluted, per-share amounts in dollars)	Income	EPS	Income	EPS	Income	EPS	Income	EPS
Net income from continuing operations (GAAP) (Note 17)	$2,170	$2.04	$1,705	$1.56	$6,143	$5.73	$4,766	$4.34
Insurance net income (loss) (pre-tax)	363	0.34	172	0.16	720	0.67	543	0.49
Tax effect on Insurance net income (loss)(c)	(77)	(0.07)	(37)	(0.03)	(85)	(0.08)	(116)	(0.11)
Less: Insurance net income (loss) (net of tax) (Note 12)	287	0.27	135	0.12	635	0.59	427	0.39
U.S. tax equity net income (loss) (pre-tax)	(60)	(0.06)	(59)	(0.05)	(181)	(0.17)	(154)	(0.14)
Tax effect on U.S. tax equity net income (loss)	71	0.07	70	0.06	212	0.20	189	0.17
Less: U.S. tax equity net income (loss) (net of tax)	11	0.01	11	0.01	31	0.03	35	0.03
Non-operating benefit (cost) income (pre-tax) (GAAP)	198	0.19	207	0.19	596	0.56	628	0.57
Tax effect on non-operating benefit (cost) income	(42)	(0.04)	(43)	(0.04)	(125)	(0.12)	(132)	(0.12)
Less: Non-operating benefit (cost) income (net of tax)	157	0.15	164	0.15	471	0.44	496	0.45
Gains (losses) on purchases and sales of business interests (pre-tax)(a)	3	—	356	0.33	3	—	375	0.34
Tax effect on gains (losses) on purchases and sales of business interests	(1)	—	(10)	(0.01)	2	—	(5)	—
Less: Gains (losses) on purchases and sales of business interests (net of tax)	2	—	346	0.32	5	—	371	0.34
Gains (losses) on retained and sold ownership interests and other equity securities (pre-tax)(a)	8	0.01	357	0.33	18	0.02	598	0.54
Tax effect on gains (losses) on retained and sold ownership interests and other equity securities(b)(c)	(1)	—	—	—	—	—	(1)	—
Less: Gains (losses) on retained and sold ownership interests and other equity securities (net of tax)	8	0.01	357	0.33	18	0.02	597	0.54
Restructuring & other (pre-tax)(a)	(22)	(0.02)	(378)	(0.35)	(49)	(0.05)	(525)	(0.48)
Tax effect on restructuring & other	5	—	79	0.07	10	0.01	110	0.10
Less: Restructuring & other (net of tax)	(17)	(0.02)	(298)	(0.27)	(39)	(0.04)	(415)	(0.38)
Goodwill impairments (pre-tax)(a)	—	—	(251)	(0.23)	—	—	(251)	(0.23)
Tax effect on goodwill impairments	—	—	—	—	—	—	—	—
Less: goodwill impairments (net of tax)	—	—	(251)	(0.23)	—	—	(251)	(0.23)
Separation costs (pre-tax)(a)	(53)	(0.05)	(74)	(0.07)	(150)	(0.14)	(408)	(0.37)
Tax effect on separation costs	11	0.01	61	0.06	31	0.03	311	0.28
Less: Separation costs (net of tax)	(42)	(0.04)	(13)	(0.01)	(119)	(0.11)	(97)	(0.09)
Adjusted net income (loss) (Non-GAAP)	$1,764	$1.66	$1,255	$1.15	$5,141	$4.80	$3,602	$3.28

Net income from continuing operations before taxes (GAAP)	$2,515		$1,893		$7,149		$5,327
Less: Total adjustments above (pre-tax)	438		330		957		807
Adjusted net income before taxes (Non-GAAP)	$2,077		$1,563		$6,192		$4,520

Provision (benefit) for income taxes (GAAP)	$344		$198		$1,015		$567
Less: Tax effect on adjustments above	33		(121)		(45)		(357)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$311		$318		$1,061		$923

Effective income tax rate (GAAP)	13.7%		10.5%		14.2%		10.6%
Adjusted effective income tax rate (Non-GAAP)	15.0%		20.3%		17.1%		20.4%

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

*Non-GAAP Financial Measure
2025 3Q FORM 10-Q 13

FREE CASH FLOW (FCF) (NON-GAAP)	Nine months ended September 30
	2025	2024
Cash flows from operating activities (CFOA) (GAAP)	$6,447	$4,499
Add: gross additions to property, plant and equipment and internal-use software	(842)	(765)
Add: dispositions of property, plant and equipment	76	102
Less: separation cash expenditures	(202)	(716)
Less: Corporate & Other restructuring cash expenditures	(51)	(123)
Free cash flow (FCF) (Non-GAAP)	$5,933	$4,674

We believe investors may find it useful to compare free cash flow* performance without the effects of separation cash expenditures and Corporate & Other restructuring cash expenditures (associated with the separation-related program announced in the fourth quarter of 2022). In addition, beginning in the third quarter of 2025, we now include dispositions of property, plant and equipment. We believe this measure will better allow management and investors to evaluate the capacity of our operations to generate free cash flow*. We also use FCF* as a performance metric at the company level for our annual executive incentive plan and performance stock units granted in 2025.

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2025, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 7, 2024, the Board of Directors authorized up to $15 billion of common share repurchases. We repurchased 6,616 thousand shares for $1,840 million during the three months ended September 30, 2025 under this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorizations	Approximate dollar value of shares that may yet be purchased under our $15 billion share repurchase authorization
(Shares in thousands)

2025
July	497	$269.80	497
August	6,119	278.73	6,119
September	—	—	—
Total	6,616	$278.06	6,616	$4,704

*Non-GAAP Financial Measure
14 2025 3Q FORM 10-Q

STATEMENT OF OPERATIONS (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions; per-share amounts in dollars)	2025	2024	2025	2024
Sales of equipment	$3,163	$2,448	$8,659	$7,044
Sales of services	8,143	6,495	21,798	18,198
Insurance revenue (Note 12)	875	899	2,681	2,649
Total revenue	12,181	9,842	33,138	27,890

Cost of equipment sold	3,361	2,625	8,451	7,391
Cost of services sold	4,401	3,601	12,154	10,155
Selling, general and administrative expenses	1,195	1,330	3,091	3,280
Separation costs	53	74	150	408
Research and development	415	331	1,132	901
Interest and other financial charges	225	251	593	762
Insurance losses, annuity benefits and other costs (Note 12)	500	714	1,899	2,008
Goodwill impairments (Note 7)	—	251	—	251
Non-operating benefit cost (income)	(198)	(207)	(596)	(628)
Total costs and expenses	9,951	8,970	26,874	24,529

Other income (loss) (Note 18)	285	1,021	885	1,965

Net income (loss) from continuing operations before income taxes	2,515	1,893	7,149	5,327
Benefit (provision) for income taxes (Note 15)	(344)	(198)	(1,015)	(567)
Net income (loss) from continuing operations	2,171	1,695	6,133	4,760
Net income (loss) from discontinued operations, net of taxes (Note 2)	(17)	147	14	(85)
Net income (loss)	2,154	1,842	6,147	4,676
Less net income (loss) attributable to noncontrolling interests	(3)	(10)	(16)	18
Net income (loss) attributable to the Company	2,157	1,852	6,163	4,657
Net income (loss) attributable to common shareholders	$2,157	$1,852	$6,163	$4,657

Earnings (loss) per share from continuing operations (Note 17)
Diluted earnings (loss) per share	$2.04	$1.56	$5.73	$4.34
Basic earnings (loss) per share	$2.06	$1.57	$5.78	$4.38

Net earnings (loss) per share (Note 17)
Diluted earnings (loss) per share	$2.02	$1.70	$5.75	$4.24
Basic earnings (loss) per share	$2.04	$1.71	$5.79	$4.28

2025 3Q FORM 10-Q 15

STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share amounts)	September 30, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$12,501	$13,619
Investment securities (Note 3)	1,008	982
Current receivables (Note 4)	10,671	9,327
Inventories, including deferred inventory costs (Note 5)	11,667	9,763
Current contract assets (Note 8)	3,111	2,982
All other current assets (Note 9)	1,116	962
Current assets	40,074	37,635

Investment securities (Note 3)	38,158	37,741
Property, plant and equipment – net (Note 6)	7,608	7,277
Goodwill (Note 7)	9,041	8,538
Other intangible assets – net (Note 7)	4,283	4,257
Contract and other deferred assets (Note 8)	4,720	4,831
All other assets (Note 9)	15,558	13,910
Deferred income taxes (Note 15)	6,845	7,111
Assets of discontinued operations (Note 2)	1,957	1,841
Total assets	$128,243	$123,140

Short-term borrowings (Note 10)	$2,067	$2,039
Accounts payable (Note 11)	9,485	7,909
Progress collections (Note 8)	6,982	6,695
Contract liabilities and deferred income (Note 8)	9,852	9,353
Sales discounts and allowances (Note 14)	4,029	3,475
All other current liabilities (Note 14)	4,788	4,920
Current liabilities	37,203	34,392

Deferred income (Note 8)	1,081	1,013
Long-term borrowings (Note 10)	18,771	17,234
Insurance liabilities and annuity benefits (Note 12)	37,153	36,209
Non-current compensation and benefits	6,725	7,035
All other liabilities (Note 14)	6,999	6,376
Liabilities of discontinued operations (Note 2)	1,290	1,317
Total liabilities	109,222	103,576

Common stock (1,054,813,911 and 1,073,692,183 shares outstanding at September 30, 2025 and December 31, 2024, respectively) (Note 16)	15	15
Accumulated other comprehensive income (loss) – net attributable to the Company (Note 16)	(4,347)	(3,861)
Other capital	23,645	24,266
Retained earnings	85,502	80,488
Less common stock held in treasury	(86,002)	(81,566)
Total shareholders’ equity	18,812	19,342
Noncontrolling interests	209	223
Total equity	19,021	19,564
Total liabilities and equity	$128,243	$123,140

16 2025 3Q FORM 10-Q

STATEMENT OF CASH FLOWS (UNAUDITED)	Nine months ended September 30
(In millions)	2025	2024
Net income (loss)	$6,147	$4,676
Net (income) loss from discontinued operations activities	(14)	85
Adjustments to reconcile net income (loss) to cash from (used for) operating activities:
Depreciation and amortization of property, plant and equipment	643	625
Amortization of intangible assets (Note 7)	270	261
Goodwill impairments (Note 7)	—	251
(Gains) losses on equity securities (Note 18)	(177)	(723)
Principal pension plans (benefit) cost (Note 13)	(488)	(491)
Principal pension plans employer contributions	(144)	(142)
Other postretirement benefit plans (net)	(194)	(221)
Provision (benefit) for income taxes (Note 15)	1,015	567
Cash recovered (paid) during the year for income taxes	(437)	(42)
Changes in operating working capital:
Decrease (increase) in current receivables	(1,270)	(750)
Decrease (increase) in inventories, including deferred inventory costs	(1,787)	(1,416)
Decrease (increase) in current contract assets	(116)	(7)
Increase (decrease) in contract liabilities and current deferred income	593	759
Increase (decrease) in progress collections	173	283
Increase (decrease) in accounts payable	1,498	560
Increase (decrease) in sales discounts and allowances	554	331
All other operating activities	180	(105)
Cash from (used for) operating activities – continuing operations	6,447	4,499
Cash from (used for) operating activities – discontinued operations	(191)	(1,086)
Cash from (used for) operating activities	6,256	3,413

Additions to property, plant and equipment and internal-use software	(842)	(765)
Dispositions of property, plant and equipment	76	102
Proceeds from principal business dispositions	—	507
Net cash from (payments for) principal businesses purchased	(360)	(126)
Sales of retained ownership interests	—	4,080
Net (purchases) dispositions of insurance investment securities	595	(698)
All other investing activities	(795)	(3,997)
Cash from (used for) investing activities – continuing operations	(1,326)	(898)
Cash from (used for) investing activities – discontinued operations	(131)	(1,090)
Cash from (used for) investing activities	(1,458)	(1,987)

Net increase (decrease) in borrowings (maturities of 90 days or less)	17	3
Newly issued debt (maturities longer than 90 days)	1,985	—
Repayments and other debt reductions (maturities longer than 90 days)	(1,304)	(733)
Dividends paid to shareholders	(1,071)	(702)
Purchases of common stock for treasury	(5,554)	(4,159)
All other financing activities	71	1,139
Cash from (used for) financing activities – continuing operations	(5,856)	(4,453)
Cash from (used for) financing activities – discontinued operations	—	(98)
Cash from (used for) financing activities	(5,856)	(4,551)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	189	(58)
Increase (decrease) in cash, cash equivalents and restricted cash	(868)	(3,183)
Cash, cash equivalents and restricted cash at beginning of year	15,880	19,755
Cash, cash equivalents and restricted cash at September 30	15,012	16,572
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	(1,171)	(1,468)
Cash, cash equivalents and restricted cash of continuing operations at September 30	$13,841	$15,104
2025 3Q FORM 10-Q 17

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions)	2025	2024	2025	2024
Net income (loss)	$2,154	$1,842	$6,147	$4,676
Less: net income (loss) attributable to noncontrolling interests	(3)	(10)	(16)	18
Net income (loss) attributable to the Company	$2,157	$1,852	$6,163	$4,657

Currency translation adjustments	(36)	72	(55)	2,161
Benefit plans	(119)	(140)	(446)	(1,127)
Investment securities and cash flow hedges	415	1,232	843	475
Long-duration insurance contracts	(584)	(1,504)	(828)	250
Less: other comprehensive income (loss) attributable to noncontrolling interests	—	—	—	(17)
Other comprehensive income (loss) attributable to the Company	$(324)	$(339)	$(486)	$1,776

Comprehensive income (loss)	$1,830	$1,503	$5,662	$6,434
Less: comprehensive income (loss) attributable to noncontrolling interests	(3)	(10)	(16)	1
Comprehensive income (loss) attributable to the Company	$1,833	$1,513	$5,677	$6,433

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions)	2025	2024	2025	2024
Common stock issued	$15	$15	$15	$15

Beginning balance	(4,024)	(4,035)	(3,861)	(6,150)
Currency translation adjustments	(36)	72	(55)	2,181
Benefit plans	(119)	(140)	(446)	(1,120)
Investment securities and cash flow hedges	415	1,232	843	465
Long-duration insurance contracts	(584)	(1,504)	(828)	250
Accumulated other comprehensive income (loss)	$(4,347)	$(4,375)	$(4,347)	$(4,375)
Beginning balance	23,839	25,282	24,266	26,962
Gains (losses) on treasury stock dispositions	(296)	(953)	(922)	(2,831)
Stock-based compensation	103	71	294	303
Other changes	—	6	6	(29)
Other capital	$23,645	$24,406	$23,645	$24,406
Beginning balance	83,726	77,349	80,488	86,553
Net income (loss) attributable to the Company	2,157	1,852	6,163	4,657
Dividends and other transactions with shareholders(a)	(381)	(312)	(1,150)	(12,300)
Other	—	—	—	(21)
Retained earnings	$85,502	$78,889	$85,502	$78,889
Beginning balance	(84,421)	(80,013)	(81,566)	(79,976)
Purchases	(1,807)	(1,540)	(5,524)	(4,192)
Dispositions	226	1,491	1,088	4,107
Common stock held in treasury	$(86,002)	$(80,061)	$(86,002)	$(80,061)

GE Aerospace shareholders' equity balance	18,812	18,874	18,812	18,874
Noncontrolling interests balance	209	229	209	229
Total equity balance at September 30	$19,021	$19,102	$19,021	$19,102

(a) Included an $11,375 million decrease in Retained earnings reflecting a distribution of all the shares of GE Vernova on April 2, 2024.

18 2025 3Q FORM 10-Q

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

We have continuing involvement with GE Vernova primarily through ongoing sales of products, a transition services agreement, through which GE Aerospace and GE Vernova continue to provide certain services to each other for a period of time following the separation, a separation and distribution agreement, including performance and financial guarantees, a tax matters agreement and a trademark licensing agreement. For the nine months ended September 30, 2025, we had direct and indirect sales of $249 million to GE Vernova, primarily related to engine sales and parts. We collected net cash of $609 million related to the transition services agreement and sales of engines and parts for the nine months ended September 30, 2025.

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

We had continuing involvement with GE HealthCare primarily through a transition services agreement, which was completed as of December 31, 2024, through which GE Aerospace and GE HealthCare continued to provide certain services to each other for a period of time following the separation. In addition, we have a tax matters agreement and a trademark licensing agreement. For the nine months ended September 30, 2025, we collected net cash of $51 million related to these activities, primarily in the first quarter of 2025.
2025 3Q FORM 10-Q 19

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. The estimate of total losses for borrower litigation at Bank BPH was $2,476 million and $2,461 million as of September 30, 2025 and December 31, 2024, respectively, with the increase primarily driven by foreign exchange movements. No incremental contributions from GE Aerospace were required during the nine months ended September 30, 2025. For further information about factors that are relevant to the estimate of total losses for borrower litigation at Bank BPH, see Note 22. Future changes or adverse developments could increase our estimate of total losses and potentially require future cash contributions to Bank BPH.

The Bank BPH financing receivable portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields and estimates with respect to ongoing borrower litigation. At September 30, 2025, the total portfolio had no carrying value, net of a valuation allowance. Income (loss) related to ongoing borrower litigation was insignificant in pre-tax charges for the three and nine months ended September 30, 2025 and zero for the three and nine months ended September 30, 2024.

RESULTS OF DISCONTINUED OPERATIONS Three months ended September 30	2025			2024
	GE Vernova	Bank BPH & Other	Total	GE Vernova	Bank BPH & Other	Total
Total revenue	$—	$—	$—	$—	$—	$—
Cost of equipment and services sold	—	—	—	—	—	—
Other income, costs and expenses	1	(7)	(6)	(1)	6	5
Net income (loss) of discontinued operations before income taxes	1	(7)	(6)	(1)	6	5
Benefit (provision) for income taxes	(2)	(9)	(11)	136	1	137
Net income (loss) of discontinued operations, net of taxes	(1)	(16)	(17)	135	7	142

Gain (loss) on disposal before income taxes	—	—	—	—	6	6
Benefit (provision) for income taxes	—	—	—	—	(1)	(1)
Gain (loss) on disposal, net of taxes	—	—	—	—	6	6
Net income (loss) from discontinued operations, net of taxes	$(1)	$(16)	$(17)	$135	$12	$147

RESULTS OF DISCONTINUED OPERATIONS Nine months ended September 30	2025			2024
	GE Vernova	Bank BPH & Other	Total	GE Vernova	Bank BPH & Other	Total
Total revenue	$—	$—	$—	$7,244	$—	$7,244
Cost of equipment and services sold	—	—	—	(6,074)	—	(6,074)
Other income, costs and expenses	2	(3)	—	(1,300)	20	(1,280)
Net income (loss) of discontinued operations before income taxes	2	(3)	—	(130)	20	(110)
Benefit (provision) for income taxes	(2)	13	10	4	4	8
Net income (loss) of discontinued operations, net of taxes	—	10	10	(126)	24	(102)

Gain (loss) on disposal before income taxes	—	4	4	—	18	18
Benefit (provision) for income taxes	—	—	—	—	(1)	(1)
Gain (loss) on disposal, net of taxes	—	4	4	—	17	17
Net income (loss) from discontinued operations, net of taxes	$—	$14	$14	$(126)	$41	$(85)

20 2025 3Q FORM 10-Q

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	September 30, 2025	December 31, 2024
Cash, cash equivalents and restricted cash(a)	$1,171	$1,327
Current receivables	28	13
Property, plant and equipment - net	30	40
All other assets	719	438
Deferred income taxes	8	24
Assets of discontinued operations(b)	$1,957	$1,841

Accounts payable	$27	$30
Non-current compensation and benefits	33	33
All other liabilities	1,230	1,254
Liabilities of discontinued operations(b)	$1,290	$1,317
(a) Included $1,168 million and $1,324 million of cash, cash equivalents and restricted cash related to Bank BPH as of September 30, 2025 and December 31, 2024, respectively, with the decrease primarily driven by purchases of investment securities in the third quarter which are recorded in All Other Assets.
(b) Included $1,488 million and $1,594 million of valuation allowances against financing receivables held for sale, of which $1,488 million and $1,517 million related to estimated borrower litigation losses, and $988 million and $944 million in All other liabilities related to estimated borrower litigation losses for Bank BPH’s foreign currency-denominated mortgage portfolio as of September 30, 2025 and December 31, 2024, respectively. Accordingly, total estimated losses related to borrower litigation were $2,476 million and $2,461 million as of September 30, 2025 and December 31, 2024, respectively, with the increase driven by foreign exchange movements. The valuation allowance completely offsets the financing receivables balance as of September 30, 2025 and December 31, 2024.

NOTE 3. INVESTMENT SECURITIES. Current investment securities include our senior note from AerCap, for which we have adopted the fair value option and matures in the fourth quarter of 2025, with a fair value of $1,008 million and $982 million at September 30, 2025 and December 31, 2024, respectively.

Substantially all of our non-current investment securities are held within our run-off insurance operations and support the long-duration insurance liabilities. The portfolio includes debt securities, of which all are substantially investment grade, and are classified as available-for-sale.

	September 30, 2025				December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt
U.S. corporate	$27,489	$869	$(1,883)	$26,475	$28,456	$546	$(2,309)	$26,692
Non-U.S. corporate	2,871	46	(233)	2,684	2,970	23	(302)	2,691
State and municipal	2,666	55	(190)	2,531	2,409	22	(235)	2,196
Mortgage and asset-backed	5,324	70	(131)	5,262	5,007	47	(183)	4,870
Government and agencies	1,048	5	(103)	951	1,180	4	(118)	1,066
Equity	254	—	—	254	225	—	—	225
Non-current investment securities	$39,652	$1,044	$(2,539)	$38,158	$40,248	$641	$(3,148)	$37,741

The amortized cost of debt securities excludes accrued interest of $497 million and $473 million at September 30, 2025 and December 31, 2024, respectively, which is reported in All other current assets.

The estimated fair value of non-current investment securities at September 30, 2025 increased since December 31, 2024, primarily due to lower market yields partially offset by net proceeds from debt/equity securities sales and redemptions.

Total estimated fair value of debt securities in an unrealized loss position were $18,065 million and $21,876 million, of which $15,368 million and $14,011 million had gross unrealized losses of $(2,463) million and $(2,795) million and have been in a loss position for 12 months or more at September 30, 2025 and December 31, 2024, respectively. The majority of our U.S. and non-U.S. corporate securities' gross unrealized losses were in the consumer, electric, technology, communication and energy industries. The majority of our commercial mortgage-backed securities and asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.
2025 3Q FORM 10-Q 21

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Net unrealized gains (losses) for equity securities with readily determinable fair value (RDFV)	$9	$245	$19	$308
Proceeds from debt/equity securities sales and redemptions	1,229	2,873	2,453	7,109
Gross realized gains on debt securities	11	48	21	65
Gross realized losses and impairments on debt securities	(12)	(18)	(29)	(53)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at September 30, 2025 are as follows:

	Amortized cost	Estimated fair value
Within one year	$748	$749
After one year through five years	3,647	3,746
After five years through ten years	5,383	5,595
After ten years	24,296	22,550
We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

The majority of our non-current investment securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $4,298 million and $5,074 million, including the AerCap senior note, are classified within Level 3, as significant inputs to their valuation models are unobservable at September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, $1,246 million was transferred out of Level 3 related to increases in the observability of external information used in determining fair value in our run-off insurance operations and primarily included certain investments in private placement U.S. and non-U.S. corporate debt securities. During the nine months ended September 30, 2025 there were no significant transfers into Level 3 and during the nine months ended September 30, 2024, there were no significant transfers into or out of Level 3.

In addition to the equity securities described above, we held $2,090 million and $1,439 million of equity securities without RDFV including $1,760 million and $1,410 million within our run-off insurance operations at September 30, 2025 and December 31, 2024, respectively, that are classified within All other assets in our Statement of Financial Position. Fair value adjustments, net of impairments, recorded in income were $57 million and $37 million and $157 million and $100 million for the three and nine months ended September 30, 2025, and 2024, respectively. These are primarily limited partnership investments in private equity, infrastructure and real estate funds that are measured at net asset value per share (or equivalent) as a practical expedient to estimated fair value and are excluded from the fair value hierarchy. These limited partnership investments are generally not eligible for redemption and generally cannot be sold without approval of the general partner. Distributions from each fund will be received as the underlying investments of the funds are liquidated at the discretion of the general partner. These investments are generally considered illiquid and our ability to receive the most recent net asset value in a sale would be determined by external market factors.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	September 30, 2025	December 31, 2024
Customer receivables	$8,507	$7,385
Revenue sharing and other partner receivables(a)	1,099	1,113
Non-income based tax receivables	148	128
Supplier advances	730	546
Receivables from disposed businesses	56	99
Other sundry receivables	218	162
Allowance for credit losses	(86)	(106)
Total current receivables	$10,671	$9,327
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

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $115 million and $437 million in the nine months ended September 30, 2025 and 2024, respectively, related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in the Commercial Engines & Services business, the Company has no continuing involvement; fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice value and due date.

22 2025 3Q FORM 10-Q

LONG-TERM RECEIVABLES	September 30, 2025	December 31, 2024
Long-term customer receivables	$137	$122
Supplier advances	85	50
Sundry receivables	118	106
Allowance for credit losses	(112)	(85)
Total long-term receivables	$229	$194

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	September 30, 2025	December 31, 2024
Raw materials and work in process	$9,027	$7,372
Finished goods	1,564	1,459
Deferred inventory costs(a)	1,076	932
Inventories, including deferred inventory costs	$11,667	$9,763
(a) Represents deferred labor and overhead costs on time and material service contracts and other costs of products and services for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	September 30, 2025	December 31, 2024
Original cost	$16,860	$15,894
Less accumulated depreciation and amortization	(10,286)	(9,673)
Right-of-use operating lease assets	1,033	1,057
Property, plant and equipment – net	$7,608	$7,277

DEPRECIATION AND AMORTIZATION EXPENSE	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Commercial Engines & Services	$98	$94	$301	$273
Defense & Propulsion Technologies	39	40	113	115
Corporate and Other (including supply chain)	77	91	229	238
Total	$214	$224	$643	$625

Operating Lease Liabilities. Our current operating lease liabilities, included in All other current liabilities in our Statement of Financial Position, were $287 million and $283 million as of September 30, 2025 and December 31, 2024, respectively. Our non-current operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $796 million and $822 million as of September 30, 2025 and December 31, 2024, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $97 million and $120 million for the three months ended September 30, 2025 and 2024, respectively, and $294 million and $360 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

	Commercial Engines & Services	Defense & Propulsion Technologies	Total
Balance at January 1, 2025	$6,341	$2,197	$8,538
Goodwill acquisition	—	142	142
Goodwill adjustments(a)	293	69	362
Balance at September 30, 2025	$6,634	$2,408	$9,041
(a) Goodwill adjustments are primarily related to foreign currency exchange.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the third quarter of 2025, we did not identify any reporting units that required an interim impairment test.

Other intangible assets increased $26 million during the nine months ended September 30, 2025, primarily as a result of acquisitions within our Defense & Propulsion Technologies segment, additions of capitalized software and foreign currency exchange, partially offset by amortization. All other intangible assets are subject to amortization. Consolidated amortization expense was $88 million and $89 million in the three months ended and $270 million and $261 million in the nine months ended September 30, 2025 and 2024, respectively.

2025 3Q FORM 10-Q 23

NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS, CONTRACT LIABILITIES AND DEFERRED INCOME & PROGRESS COLLECTIONS
Contract assets (liabilities) and other deferred assets (income), on a net basis, increased the net liability position by $550 million for the nine months ended September 30, 2025, primarily due to an increase in long-term service agreements liabilities of $525 million. In aggregate, the net liability for long-term service agreements increased primarily due to billings of $7,147 million and net unfavorable changes in estimated profitability of $296 million, including quarterly updates to contract margins and an estimated impact from tariffs, primarily in Commercial Engines & Services, partially offset by revenue recognized of $6,865 million. Revenue recognized for contracts included in a liability position at the beginning of the year were $5,884 million and $5,063 million for the nine months ended September 30, 2025 and 2024, respectively.

CONTRACT ASSETS, LIABILITIES AND OTHER DEFERRED ASSETS AND INCOME	September 30, 2025	December 31, 2024
Long-term service agreements	$2,423	$2,374
Equipment and other service agreements	688	609
Current contract assets	$3,111	$2,982
Nonrecurring engineering costs(a)	$2,425	$2,438
Customer advances and other(b)	2,295	2,393
Contract and other deferred assets	4,720	4,831
Total contract and other deferred assets	$7,830	$7,814
Long-term service agreement liabilities	$9,519	$8,994
Current deferred income	332	359
Contract liabilities and current deferred income	$9,852	$9,353
Non-current deferred income	1,081	1,013
Total contract liabilities and deferred income	$10,933	$10,366
Contract assets (liabilities) and other deferred assets (income)	$(3,102)	$(2,552)
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

Progress collections increased $287 million in the nine months ended September 30, 2025 primarily due to increased collections at Defense & Propulsion Technologies.

NOTE 9. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method investments, Insurance cash and cash equivalents, receivables and other investments in our run-off insurance operations, pension surplus, prepaid taxes and other deferred charges and indemnity assets. All other non-current assets increased $1,648 million in the nine months ended September 30, 2025, due to an increase in equity method and other investments of $819 million, an increase in Insurance cash and cash equivalents of $406 million, an increase in Insurance receivables of $153 million and an increase in pension surplus of $104 million. Insurance cash and cash equivalents was $1,340 million and $934 million at September 30, 2025 and December 31, 2024, respectively.

NOTE 10. BORROWINGS

	September 30, 2025	December 31, 2024
Current portion of long-term borrowings
Senior notes	$1,884	$1,952
Subordinated notes and other	165	87
Other short-term borrowings	17	—
Total short-term borrowings	$2,067	$2,039

Senior notes(a)	16,864	15,467
Subordinated notes	1,451	1,330
Other	457	437
Total long-term borrowings	$18,771	$17,234
Total borrowings	$20,838	$19,273
(a) In the third quarter of 2025, GE Aerospace issued a total of $2,000 million in aggregate principal amount of senior unsecured debt, comprised of $1,000 million of 4.3% senior notes due 2030, and $1,000 million of 4.9% senior notes due 2036 (collectively, the "Notes"). Interest payments on the Notes are due semi-annually until maturity, with the first interest payment due in January 2026.

See Note 20 for further information about borrowings and associated hedges.

24 2025 3Q FORM 10-Q

NOTE 11. ACCOUNTS PAYABLE

	September 30, 2025	December 31, 2024
Trade payables	$7,399	$6,254
Supply chain finance programs(a)	1,583	1,259
Sundry payables	502	397
Accounts payable	$9,485	$7,909
(a) During the first quarter of 2025 and fourth quarter of 2024, GE Aerospace made prepayments of $199 million and $198 million, respectively, related to the supply chain finance programs. There were no prepayments made in the second and third quarters of 2025.

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE Aerospace receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $2,527 million and $2,709 million for the nine months ended September 30, 2025 and 2024, respectively. GE Aerospace has no costs associated with this program.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits are comprised of obligations to annuitants and insureds in our run-off insurance operations. These insurance operations (net of eliminations) generated revenue of $875 million and $899 million, profit was $361 million and $171 million and net income was $287 million and $135 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, revenues were $2,681 million and $2,649 million, profit was $714 million and $541 million and net income was $567 million and $427 million, respectively. These operations were primarily supported by investment securities, substantially all debt securities, of $37,822 million and $37,352 million, limited partnerships of $4,925 million and $4,321 million, a diversified commercial mortgage loan portfolio collateralized by first liens on U.S. commercial real estate properties of $1,841 million and $1,887 million (net of allowance for credit losses of $37 million and $46 million) and residential mortgage loans of $345 million and $251 million (net of allowance for credit losses of an insignificant amount), as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the commercial mortgage loan portfolio had no delinquent or non-accrual loans and about one-fourth of the portfolio was held in the office sector, which had a weighted average loan-to-value ratio of 69%, debt service coverage of 1.9, and an insignificant amount of scheduled maturities through 2026. A summary of our insurance liabilities and annuity benefits is presented below.

September 30, 2025	Long-term care	Structured settlement annuities	Life	Other contracts	Total
Future policy benefit reserves	$25,801	$8,467	$976	$356	$35,599
Investment contracts	—	669	—	502	1,171
Other	—	—	113	271	384
Total	$25,801	$9,136	$1,088	$1,129	$37,153

December 31, 2024
Future policy benefit reserves	$24,675	$8,426	$1,018	$357	$34,476
Investment contracts	—	719	—	621	1,340
Other	—	—	116	277	394
Total	$24,675	$9,145	$1,134	$1,254	$36,209
2025 3Q FORM 10-Q 25

The following tables summarize balances of and changes in future policy benefit reserves.

	September 30, 2025			September 30, 2024
Present value of expected net premiums	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Balance, beginning of year	$4,144	$—	$4,318	$4,063	$—	$4,803
Beginning balance at locked-in discount rate	3,991	—	4,415	3,745	—	4,773
Effect of changes in cash flow assumptions	257	—	4	387	—	(1)
Effect of actual variances from expected experience(a)	(3)	—	(2,343)	(26)	—	(5)
Adjusted beginning of year balance	4,244	—	2,076	4,106	—	4,768
Interest accrual	164	—	138	155	—	134
Net premiums collected	(299)	—	(223)	(298)	—	(212)
Effect of foreign currency	—	—	108	—	—	(41)
Ending balance at locked-in discount rate	4,110	—	2,099	3,962	—	4,649
Effect of changes in discount rate assumptions	278	—	87	355	—	(24)
Balance, end of period	$4,388	$—	$2,186	$4,317	$—	$4,625

Present value of expected future policy benefits
Balance, beginning of year	$28,820	$8,426	$5,336	$30,895	$9,357	$5,921
Beginning balance at locked-in discount rate	27,448	8,301	5,411	27,144	8,561	5,847
Effect of changes in cash flow assumptions	308	(37)	43	389	—	24
Effect of actual variances from expected experience(a)	142	6	(2,381)	24	(25)	(4)
Adjusted beginning of year balance	27,898	8,270	3,074	27,557	8,536	5,867
Interest accrual	1,129	323	167	1,112	332	164
Benefit payments	(1,130)	(486)	(319)	(1,079)	(493)	(329)
Effect of foreign currency	—	—	113	—	—	(44)
Ending balance at locked-in discount rate	27,897	8,107	3,035	27,591	8,374	5,658
Effect of changes in discount rate assumptions	2,291	360	127	3,540	719	26
Balance, end of period	$30,188	$8,467	$3,161	$31,131	$9,093	$5,684
Net future policy benefit reserves	$25,801	$8,467	$976	$26,813	$9,093	$1,060
Less: Reinsurance recoverables, net of allowance for credit losses	(157)	—	(179)	(185)	—	(32)
Net future policy benefit reserves, after reinsurance recoverables	$25,644	$8,467	$797	$26,628	$9,093	$1,028
Weighted-average duration of liability (years)(b)	11.3	10.2	6.0	12.3	10.9	5.6
Weighted-average interest accretion rate	5.6%	5.4%	5.3%	5.6%	5.4%	5.1%
Current discount rate	5.3%	5.3%	4.9%	5.0%	4.9%	4.6%
Gross premiums or assessments recognized during period	$343	$—	$249	$359	$—	$241
Expected future gross premiums, undiscounted	7,499	—	4,468	7,517	—	12,011
Expected future gross premiums, discounted(b)	4,813	—	2,452	4,938	—	5,576
Expected future benefit payments, undiscounted	61,497	17,961	5,091	62,798	18,769	10,868
Expected future benefit payments, discounted(b)	30,188	8,467	3,161	31,131	9,093	5,684
(a) Substantially all of Life reflects novations executed during the three months ended September 30, 2025, in connection with the February 3, 2025, Canadian life and health insurance portfolio reinsurance transaction.
(b) Determined using the current discount rate as of September 30, 2025 and 2024.

As of September 30, 2025 and 2024, policyholders account balances totaled $1,407 million and $1,612 million, respectively. As our insurance operations are in run-off, changes in policyholder account balances for the nine months ended September 30, 2025 and 2024 are primarily attributed to surrenders, withdrawals and benefit payments of $367 million and $323 million, partially offset by net additions from separate accounts and interest credited of $197 million and $206 million, respectively. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both September 30, 2025 and 2024.

Our 2025 annual review of future policy benefit reserves cash flow assumptions resulted in an increase in net future policy benefit reserves, after reinsurance recoverables and a pre-tax charge to earnings of $126 million ($100 million, after-tax), primarily related to long-term care cost of care inflation and lower policy terminations or benefit reductions related to premium rate increases assumptions, partially offset by favorable experience, including mortality. Our 2024 annual review of future policy benefit reserves cash flow assumptions resulted in an immaterial charge to net earnings.

26 2025 3Q FORM 10-Q

Included in Insurance losses and annuity benefits in our Statement of Earnings (Loss) for the nine months ended September 30, 2025 and 2024 are unfavorable pre-tax adjustments of $166 million and $54 million respectively, from updating the net premium ratio (i.e., the percentage of projected gross premiums required to cover expected policy benefits and related expenses) after updating for actual historical experience each quarter and updating of future cash flow assumptions. Included in these amounts for the nine months ended September 30, 2025 and 2024, are unfavorable adjustments of $189 million and $107 million, respectively, due to insufficient gross premiums (i.e., net premium ratio exceeded 100%), related to certain cohorts in our long-term care and life insurance portfolios. These adjustments are primarily attributable to increases in the net premium ratio as a result of updating future cash flow assumptions on cohorts where the beginning of the period net premium ratio exceeded 100%.

On February 3, 2025, we closed the Canadian life and health insurance portfolio reinsurance transaction that was announced in 2024. We received a ceding commission of $128 million and the gain was deferred and will be recognized over the remaining life of the policies or earlier if the underlying treaties are novated. Included in Insurance losses and annuity benefits in our Statement of Earnings (Loss) for the three and nine months ended September 30, 2025, is a benefit of $275 million, related to executed novations, resulting in a remaining deferred gain balance of approximately $60 million.

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

PRINCIPAL PENSION PLANS	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Service cost for benefits earned	$14	$16	$47	$53
Prior service cost amortization	(2)	1	(7)	5
Expected return on plan assets	(375)	(392)	(1,125)	(1,360)
Interest cost on benefit obligations	325	317	976	1,085
Net actuarial gain amortization	(126)	(105)	(379)	(362)
Net periodic expense (income)	$(164)	$(163)	$(488)	$(579)
Less discontinued operations	$—	$—	$—	$(88)
Continuing operations - net periodic expense (income)	$(164)	$(163)	$(488)	$(491)

Principal retiree benefit plans income was $17 million and $22 million for the three months ended September 30, 2025 and 2024, and $49 million and $79 million for the nine months ended September 30, 2025 and 2024, respectively. Principal retiree benefit plans income from continuing operations was $22 million and $65 million for the three and nine months ended September 30, 2024, respectively.

We have a defined contribution plan for eligible U.S. employees that provides employer contributions, which were $55 million and $47 million for the three months ended September 30, 2025 and 2024, and $194 million and $210 million for the nine months ended September 30, 2025 and 2024, respectively. Employer contributions from continuing operations were $47 million and $175 million for the three and nine months ended September 30, 2024, respectively.

NOTE 14. SALES DISCOUNTS AND ALLOWANCES & ALL OTHER LIABILITIES. Sales discounts and allowances increased $554 million in the nine months ended September 30, 2025, primarily due to accruals on product reserves, spare part discounts and engine shipments outpacing payments to airline customers in Commercial Engines & Services.

All other current liabilities and All other liabilities primarily includes employee compensation and benefits, equipment project and commercial liabilities, income taxes payable and uncertain tax positions, environmental, health and safety remediations, operating lease liabilities (see Note 6) and product warranties (see Note 22). All other current liabilities decreased $132 million in the nine months ended September 30, 2025, primarily due to a decrease in environmental, health and safety liabilities of $121 million driven by spend. All other liabilities increased $623 million in the nine months ended September 30, 2025, primarily due to increases in uncertain and other income taxes and related liabilities of $261 million and environmental, health and safety liabilities of $236 million driven by additional accruals.

NOTE 15. INCOME TAXES. Our effective income tax rate was 14.2% and 10.6% for the nine months ended September 30, 2025 and 2024, respectively. The tax rate for 2025 was reduced compared to the U.S. statutory rate of 21% primarily due to U.S. business tax credit benefits, tax benefits on global activities, tax effects of favorable audit resolutions, realized foreign tax credits benefits on the reinsurance transaction (see Note 12), and tax benefits on equity compensation. The tax rate for 2024 was reduced compared to the U.S. statutory rate of 21% primarily due to separation income tax benefit associated with an increase in net state deferred tax assets that are likely to be utilized after the spin of GE Vernova, U.S. business tax credit benefits, and gains associated with our retained and sold ownership interests which we expect to recover without tax.
2025 3Q FORM 10-Q 27

On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (OBBBA), was signed into law, which includes a broad range of tax reform provisions. Beginning in 2025, the OBBBA provides an elective deduction for domestic research and development expenses, a reinstatement of elective 100% first-year bonus depreciation and repeal of non-U.S. corporations' fiscal year end. Some impacts of the OBBBA will not be realized until 2026 and forward, such as a more favorable tax rate on Foreign-Derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income). Based on current expectations, in 2025, we may incur up to $0.1 billion of tax expense in connection with the OBBBA, which we have considered as part of the annual effective tax rate. Due to the nature of the tax law changes, the company has not realized an impact in the Statement of Operations related to deferred taxes. We will continue to monitor the impact of the OBBBA and the range of potential outcomes, which will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury.

The OECD (Organisation for Economic Co-operation and Development) has proposed a global minimum tax of 15% of reported profits (Pillar 2) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries incorporated Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. In addition, in January 2025, the United States issued an executive order announcing opposition to aspects of these rules. In June 2025, the G7 agreed to exclude U.S. Multi-National Entities (MNEs) from certain aspects of the Pillar 2 global minimum tax rules (the G7 Statement) in exchange for the U.S. not imposing retaliatory taxes in the OBBBA. We will continue to monitor the G7 Statement, which has not yet been incorporated into the OECD framework. We continue to refine the effective tax rate and cash tax impact of Pillar 2 in light of legislative changes in multiple countries. As of September 30, 2025, we expect to incur $0.1 billion in 2025 in connection with the incorporation of the Pillar 2 model rules, which we have considered as part of the effective tax rate.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2016-2020.

The following table presents our net deferred tax assets and net deferred tax liabilities attributable to different tax jurisdictions or different tax paying components.

DEFERRED INCOME TAXES	September 30, 2025	December 31, 2024
Total assets	$7,254	$7,479
Total liabilities	(409)	(368)
Net deferred income tax asset	$6,845	$7,111

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended September 30		Nine months ended September 30
(Dividends per share in dollars)	2025	2024	2025	2024
Beginning balance	$(1,491)	$(1,514)	$(1,472)	$(3,623)
AOCI before reclasses – net of taxes of $(16), $(65), $(155) and $(78)	(36)	72	(55)	66
Reclasses from AOCI – net of taxes of $—, $—, $— and $103(a)	—	—	—	2,093
AOCI	(36)	72	(55)	2,159
Less AOCI attributable to noncontrolling interests	—	—	—	(22)
Currency translation adjustments AOCI	$(1,527)	$(1,442)	$(1,527)	$(1,442)
Beginning balance	$338	$806	$665	$1,786
AOCI before reclasses – net of taxes of $2, $(11), $(23) and $(15)	4	(34)	(81)	(117)
Reclasses from AOCI – net of taxes of $(35), $(31), $(104) and $(239)(a)	(123)	(106)	(365)	(1,010)
AOCI	(119)	(140)	(446)	(1,127)
Less AOCI attributable to noncontrolling interests	—	—	—	(7)
Benefit plans AOCI	$219	$666	$219	$666
Beginning balance	$(1,557)	$(1,727)	$(1,985)	$(959)
AOCI before reclasses – net of taxes of $102, $327, $227 and $119	438	1,268	875	462
Reclasses from AOCI – net of taxes of $(3), $—, $(1) and $12	(23)	(36)	(32)	13
AOCI	415	1,232	843	475
Less AOCI attributable to noncontrolling interests	—	—	—	12
Investment securities and cash flow hedges AOCI	$(1,142)	$(494)	$(1,142)	$(494)
Beginning balance	$(1,314)	$(1,601)	$(1,070)	$(3,354)
AOCI before reclasses – net of taxes of $(155), $(400), $(220) and $66	(584)	(1,504)	(828)	250
AOCI	(584)	(1,504)	(828)	250
Long-duration insurance contracts AOCI	$(1,898)	$(3,105)	$(1,898)	$(3,105)

AOCI at September 30	$(4,347)	$(4,375)	$(4,347)	$(4,375)

Dividends declared per common share	$0.36	$0.28	$1.08	$0.84

(a) The total reclassifications from AOCI included $1,590 million, including currency translation of $2,174 million and benefit plans of $(584) million, net of taxes, in the second quarter of 2024 related to the separation of GE Vernova.
28 2025 3Q FORM 10-Q

Common stock. GE Aerospace common stock shares outstanding were 1,054,813,911 and 1,073,692,183 at September 30, 2025 and December 31, 2024, respectively. We repurchased 6.6 million shares for $1,840 million and 23.6 million shares for $5,406 million during the three and nine months ended September 30, 2025. This included repurchases of 5.3 million shares for $1,469 million and 15.8 million shares for $3,794 million during the three and nine months ended September 30, 2025 using accelerated stock repurchases as a mechanism to achieve planned repurchase volumes within the quarter during closed windows. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased in the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

NOTE 17. EARNINGS PER SHARE (EPS) INFORMATION

Three months ended September 30	2025		2024
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Net income (loss) from continuing operations attributable to common shareholders(a)	$2,170	$2,174	$1,705	$1,705
Net income (loss) from discontinued operations	(17)	(17)	147	147
Net income (loss) attributable to common shareholders(a)	2,152	2,157	1,852	1,852

Shares of common stock outstanding	1,058	1,058	1,083	1,083
Employee compensation-related shares (including stock options)	7	—	9	—
Total average equivalent shares	1,065	1,058	1,093	1,083

EPS from continuing operations	$2.04	$2.06	$1.56	$1.57
EPS from discontinued operations	(0.02)	(0.02)	0.13	0.14
Net EPS	2.02	2.04	1.70	1.71

Potentially dilutive securities(b)	1		3

Nine months ended September 30	2025		2024
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Net income (loss) from continuing operations attributable to common shareholders(a)	6,143	6,149	4,766	4,766
Net income (loss) from discontinued operations	14	14	(108)	(108)
Net income (loss) attributable to common shareholders(a)	6,157	6,163	4,657	4,657

Shares of common stock outstanding	1,064	1,064	1,087	1,087
Employee compensation-related shares (including stock options)	8	—	11	—
Total average equivalent shares	1,071	1,064	1,098	1,087

EPS from continuing operations	$5.73	$5.78	$4.34	$4.38
EPS from discontinued operations	0.01	0.01	(0.10)	(0.10)
Net EPS	5.75	5.79	4.24	4.28

Potentially dilutive securities(b)	2		7
(a) Included in 2025 is a dilutive adjustment for the change in income for forward purchase contracts that may be settled in stock.
(b) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and historically have been included in the calculation pursuant to the two-class method. For the three and nine months ended September 30, 2025, and the comparative period in 2024, and the Company calculates earnings per share using the treasury stock method.

NOTE 18. OTHER INCOME (LOSS)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Investment in GE HealthCare realized and unrealized gain (loss)	$—	$336	$—	$555
AerCap note unrealized gain (loss)	5	21	21	36
Gains (losses) on retained and sold ownership interests	$5	$357	$21	$591
Other net interest and investment income (loss)	162	187	496	616
Licensing and royalty income	44	59	129	166
Equity method income	48	28	124	107
Purchases and sales of business interests(a)	3	356	3	377
Other items	23	35	112	108
Total other income (loss)	$285	$1,021	$885	$1,965
(a) Included a pre-tax gain of $341 million related to the sale of our non-core licensing business in Corporate in the three and nine months ended September 30, 2024.
2025 3Q FORM 10-Q 29

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

RESTRUCTURING AND OTHER CHARGES	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Workforce reductions	$20	$3	$39	$110
Plant closures & associated costs and other asset write-downs	2	45	12	70
Acquisition/disposition net charges and other	—	328	—	366
	$22	$376	$51	$546
Cost of equipment/services	$—	$26	$3	$27
Selling, general and administrative expenses	22	350	48	519
Total restructuring and other charges	$22	$376	$51	$546
Restructuring and other cash expenditures(a)	$9	$16	$64	$115
(a) Primarily related to employee severance payments.

The restructuring liability as of September 30, 2025 and December 31, 2024 was $198 million and $242 million, respectively.

For the three and nine months ended September 30, 2025, and 2024, restructuring and other charges for ongoing programs primarily included exit activities announced in the fourth quarter of 2022, reflecting lower Corporate & Other shared-service and footprint needs as a result of the GE HealthCare and GE Vernova spin-offs. Additionally, for the three and nine months ended September 30, 2024, restructuring and other charges included costs of $328 million and $363 million, respectively, for the settlement of the Sjunde AP-Fonden shareholder lawsuit.

SEPARATION COSTS. In November 2021, the Company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aerospace, healthcare and energy. As discussed in Note 2, we completed this plan with the spin of GE Vernova in the second quarter of 2024. Post-separation, we continue to incur operational and transition costs related to ongoing separation activities, including employee costs, professional fees, costs to establish certain stand-alone functions and information technology systems, and other transformation to transition to a stand-alone public company. These costs are presented as separation costs in our Statement of Operations.

We incurred pre-tax separation costs of $53 million and $74 million, recognized $11 million and $61 million of net tax benefits and paid $56 million and $144 million in cash for the three months ended September 30, 2025 and 2024, respectively. For 2024, the net tax benefits included tax benefit of losses on separation related entity restructuring.

We incurred pre-tax separation costs of $150 million and $408 million, recognized $31 million and $311 million of net tax benefits, and paid $202 million and $716 million in cash for the nine months ended September 30, 2025 and 2024, respectively. For 2024, the net tax benefits included deferred tax benefits associated with state tax attributes.

The pre-tax separation costs specifically identifiable to GE HealthCare and GE Vernova are reflected in discontinued operations. For the three months ended September 30, 2025 and 2024, we incurred insignificant costs for both GE Healthcare and GE Vernova. Additionally, we had insignificant cash spend related to GE HealthCare and GE Vernova for the three months ended September 30, 2025, and for GE Vernova we paid $66 million in cash for the three months ended September 30, 2024.

For the nine months ended September 30, 2025 and 2024, we incurred insignificant costs and cash spend related to GE HealthCare. For GE Vernova, we incurred insignificant costs and cash spend for the period ended September 30, 2025, and incurred pre-tax separation costs of $99 million, recognized $21 million of net tax benefit and paid $187 million in cash for the nine months ended September 30, 2024.

NOTE 20. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered Level 3 and substantially all these liabilities’ fair value are considered Level 2.

		September 30, 2025		December 31, 2024
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables(a)	$2,186	$2,142	$2,261	$1,981
Liabilities	Borrowings (Note 10)	20,838	20,873	19,273	18,805
	Investment contracts(a)	1,171	1,240	1,375	1,432
(a) Primarily related to our run-off insurance operations. See Note 12 for further information.
30 2025 3Q FORM 10-Q

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

We use foreign currency forward and cross-currency interest rate swap contracts designated as cash flow hedges primarily to reduce the effects of foreign exchange rate changes. The gains or losses on derivatives that are designated as cash flow hedges are initially recorded in Statement of Other Comprehensive Income (Loss) and subsequently reclassified to earnings when the hedged transaction affects earnings. We expect to reclassify $55 million of gains from AOCI to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions.

We use our foreign currency debt and cross-currency interest rate swaps in net investment hedges to hedge currency exposure of our net investments in foreign operations. Gains and losses on net investment hedges are initially recorded in the Statement of Other Comprehensive Income (Loss). The carrying value of foreign currency debt designated as net investment hedges was $4,944 million and $5,199 million at September 30, 2025 and December 31, 2024, respectively.

For cross-currency interest rate swaps in qualified hedging relationships, we recognize the periodic interest settlements within Interest and other financial charges in the Statement of Operations. Such interest amounts were $9 million and $17 million for the three and nine months ended September 30, 2025, respectively. There was no activity during the first three quarters of 2024. The cash flows associated with these periodic interest settlements are classified as operating activities in the Statement of Cash Flows.

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

FAIR VALUE OF DERIVATIVES	September 30, 2025			December 31, 2024
	Gross Notional	Fair Value - Assets	Fair Value - Liabilities	Gross Notional	Fair Value - Assets	Fair Value - Liabilities
Qualifying currency exchange contracts	$1,170	$54	$—	$1,873	$36	$40
Qualifying cross currency interest rate swaps(a)	3,533	—	119	416	8	—
Non-qualifying currency exchange contracts and other(b)	4,554	161	39	6,759	199	91
Gross derivatives	$9,257	$215	$159	$9,047	$243	$131
Netting and credit adjustments		$(64)	$(64)		$(55)	$(54)
Net derivatives recognized in statement of financial position		$152	$95		$188	$77
(a) The fair values for cross-currency interest rate swaps are components of All other assets and All other Liabilities. All other derivatives included in the table are components of All other current assets and All other current liabilities in the Statement of Financial Position.
(b) Gains (losses) included in our Statement of Operations were $(22) million and $175 million for the three months ended September 30, 2025 and 2024, and $194 million and $237 million for nine months ended September 30, 2025 and 2024, respectively, primarily in SG&A, driven by hedges of foreign currency exchange and deferred employee compensation. Substantially all of these amounts are offset by the remeasurement of the underlying exposure through income.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives				Amount of Gain (Loss) Reclassified from AOCI into Net Income
	Three months ended September 30		Nine months ended September 30		Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024	2025	2024	2025	2024
Cash flow hedges(a)	$(27)	$17	$82	$(4)	$29	$2	$33	$14
Net investment hedges	(68)	(258)	(760)	(108)	—	—	—	—
(a) Primarily currency exchange contracts, and recognized in SG&A and Costs of equipment or services sold in our Statement of Operations.

FAIR VALUE HEDGES. We used fair value hedges to hedge the effects of interest rate and currency changes on debt we issued. All fair value hedges were terminated in 2022 due to exposure management actions. The cumulative net gains related to hedging adjustments of $995 million and $1,037 million on discontinued hedges were included primarily in long-term borrowings of $8,704 million and $8,387 million as of September 30, 2025 and December 31, 2024, respectively, and will continue to amortize into interest expense until the borrowings mature.

2025 3Q FORM 10-Q 31

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest) were $152 million and $188 million at September 30, 2025 and December 31, 2024, respectively. Counterparties' exposures to our derivative liability (including accrued interest), were $95 million and $77 million at September 30, 2025 and December 31, 2024, respectively.

NOTE 21. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $166 million and $141 million and liabilities of $142 million and $131 million at September 30, 2025 and December 31, 2024, respectively, in consolidated Variable Interest Entities (VIEs). These VIEs are primarily associated with a legacy business in Corporate & Other and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $8,856 million and $8,131 million at September 30, 2025 and December 31, 2024, respectively. Of these investments, $1,147 million and $1,280 million were in our U.S. tax equity portfolio, comprising equity method investments related to onshore renewable energy projects, at September 30, 2025 and December 31, 2024, respectively. In addition, $7,511 million and $6,665 million were in our run-off insurance operations, primarily comprised of equity method investments at September 30, 2025 and December 31, 2024, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss with respect to unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.

NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. As of September 30, 2025, we had total investment commitments of $4,377 million, of which $4,246 million are related to investments by our run-off insurance operations in investment securities and other assets. Included within these commitments are obligations to make investments in unconsolidated VIEs of $4,050 million. We also have unfunded commitments for U.S. tax equity of $131 million. Additionally, we have committed to provide financing assistance of $2,583 million for future customer acquisitions of aircraft equipped with our engines. We believe there is a low probability of utilization of this financing assistance based on the terms under which the financing would be provided. See Note 21 for further information regarding VIEs.

GUARANTEES. Credit support and indemnification agreements - Continuing Operations. Following the separation of GE Vernova, we have remaining performance and bank guarantees on behalf of GE Vernova. To support GE Vernova in selling products and services globally, we often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, "GE Aerospace credit support"). Under the Separation and Distribution Agreement (SDA), GE Vernova is obligated to use reasonable best efforts to replace us as the guarantor on or terminate all such credit support instruments. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligor(s), we could be obligated to make payments under the applicable instruments. Under the SDA, GE Vernova is obligated to reimburse and indemnify us for any such payments. Beginning in 2025, GE Vernova is paying us a quarterly fee based on amounts related to the GE Aerospace credit support. We have recorded a reserve of $101 million for our stand ready to perform obligation. Our maximum aggregate exposure under the GE Aerospace credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses except for certain financial guarantees and trade finance instruments with a maximum exposure of approximately $222 million. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance were required by us under parent company guarantees relating to GE Vernova customer contracts. In connection with the spin-off of GE Vernova, under terms of the SDA, Transition Service Agreement (TSA) and Tax Matters Agreement (TMA), we have an obligation to indemnify GE Vernova for certain of its severance costs, environmental matters and tax matters of $130 million, of which $88 million is reserved.

We also have remaining obligations under the TMA with GE HealthCare to indemnify them for certain tax costs and other indemnifications of $52 million, which are fully reserved.

In addition, we have $163 million of other indemnification commitments, including representations and warranties in sales of business assets, for which we recorded a liability of $53 million.

Credit support and indemnification agreements- Discontinued Operations. Following the separation of GE Vernova, we also have performance obligations related to GE Vernova nuclear decommissioning with a maximum aggregate exposure of $616 million for which we are fully indemnified. Also, under the SDA, TSA and TMA agreements we have obligations to indemnify GE Vernova for costs of certain environmental matters and tax matters of $34 million, which are fully reserved.

GE Aerospace also has obligations under the TMA to indemnify GE HealthCare for certain tax costs of $39 million, which are fully reserved.

We also have provided specific indemnities to other buyers of assets of our business that, in the aggregate, represent a maximum potential claim of $463 million with related reserves of $49 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $595 million and $592 million at September 30, 2025 and December 31, 2024, respectively.

32 2025 3Q FORM 10-Q

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 24 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 22 to the consolidated financial statements in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025; refer to those discussions for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. For a number of years, we have observed an increase in the total number of lawsuits being brought against Bank BPH and other banks in Poland by current and former borrowers, and we expect this to continue in future reporting periods. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded an additional charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH was $2,476 million and $2,461 million as of September 30, 2025 and December 31, 2024, respectively. This estimate accounts for the costs associated with borrowers who we estimate will participate in the settlement program, as well as estimates for the results of litigation with other borrowers, which in either case can exceed the value of the current loan balance, and represents our best estimate of the total losses we expect to incur over time informed by experience since adopting the program. However, there are a number of factors that could affect the estimate in the future; refer to the disclosure about Bank BPH in our Annual Report on Form 10-K for the year ended December 31, 2024.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations involve or have involved the use, disposal and cleanup of substances regulated under environmental protection laws, including activities for a variety of matters related to GE businesses that have been discontinued or exited. We record reserves for obligations for ongoing and future environmental remediation activities, such as the Housatonic River cleanup, and for additional liabilities we expect to incur in connection with previously remediated sites, such as natural resource damages for the Hudson River where GE completed dredging in 2019. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged exposure by workers and others to asbestos or other hazardous materials. Liabilities for environmental remediation and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites and worker exposure lawsuits, such amounts are not reasonably estimable. Total reserves related to environmental remediation and worker exposure claims were $2,118 million and $2,003 million at September 30, 2025 and December 31, 2024 respectively.

2025 3Q FORM 10-Q 33

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

EQUIPMENT & SERVICES REVENUE
Three months ended September 30	2025			2024
	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$2,059	$6,820	$8,880	$1,686	$5,317	$7,003
Defense & Propulsion Technologies	1,434	1,394	2,828	936	1,306	2,243
Total segment revenue	$3,493	$8,215	$11,708	$2,622	$6,623	$9,246

Nine months ended September 30	2025			2024
	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$5,849	$17,998	$23,846	$4,819	$14,412	$19,231
Defense & Propulsion Technologies	3,717	3,998	7,715	3,017	3,939	6,955
Total segment revenue	$9,566	$21,996	$31,562	$7,836	$18,351	$26,186

EXPENSES, PROFIT AND INCOME	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Commercial Engines & Services
Cost of revenue	$5,834	$4,625	$15,546	$12,735
Selling, general and administrative expenses	426	447	1,286	1,286
Research and development	336	269	925	703
Other segment expenses (income)(a)	(153)	(137)	(499)	(391)
Total Commercial Engines & Services expenses	6,444	5,204	17,258	14,334
Defense & Propulsion Technologies
Cost of revenue	2,086	1,722	5,695	5,279
Selling, general and administrative expenses	292	242	792	710
Research and development	77	70	220	212
Other segment expenses (income)(a)	(13)	(12)	(37)	(66)
Total Defense & Propulsion Technologies expenses	2,442	2,022	6,671	6,135

Commercial Engines & Services	2,436	1,799	6,588	4,897
Defense & Propulsion Technologies	386	220	1,044	820
Total segment profit (loss)	2,822	2,019	7,632	5,717
Corporate & Other	(277)	(73)	(471)	(252)
Interest and other financial charges	(225)	(251)	(593)	(762)
Non-operating benefit income (cost)	198	207	596	628
Benefit (provision) for income taxes	(344)	(198)	(1,015)	(567)
Net income (loss) from continuing operations attributable to common shareholders	2,174	1,705	6,149	4,766
Net income (loss) from discontinued operations attributable to common shareholders	(17)	147	14	(108)
Net income (loss) attributable to common shareholders	$2,157	$1,852	$6,163	$4,657
(a) Other segment expenses (income) primarily includes equity method income, interest income and licensing and royalty income.

34 2025 3Q FORM 10-Q

REMAINING PERFORMANCE OBLIGATION. As of September 30, 2025, the aggregate amount of the contracted revenue allocated to our unsatisfied (or partially unsatisfied) performance obligations was $176,285 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $25,284 million, of which 35%, 60% and 93% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $151,001 million, of which 13%, 43%, 70% and 87% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

EXHIBITS

4.1. Senior Note Indenture, dated October 9, 2012, by and between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 9, 2012).

4.2. Company Order and Officer’s Certificate of the Company’s 4.300% Notes due 2030 pursuant to Indenture (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 29, 2025).

4.3. Company Order and Officer’s Certificate of the Company’s 4.900% Notes due 2036 pursuant to Indenture (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 29, 2025).

4.4. Form of 4.300% Note due 2030 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated July 29, 2025).
4.5. Form of 4.900% Note due 2036 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated July 29, 2025).
11. Computation of Per Share Earnings. Data is provided in Note 17 of this Report.*
31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
32. Certification Pursuant to 18 U.S.C. Section 1350.*
101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Operations for the three and nine months ended September 30, 2025 and 2024, (ii) Statement of Financial Position at September 30, 2025 and December 31, 2024, (iii) Statement of Cash Flows for the nine months ended September 30, 2025 and 2024, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (v) Statement of Changes in Shareholders' Equity for the three and nine months ended September 30, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed electronically herewith

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	15-35
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10, 31-32
Item 4.	Controls and Procedures	14
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	35
Signatures		35
(a) For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 21, 2025	/s/ Robert Giglietti
Date	Robert Giglietti Vice President - Chief Accounting Officer, Controller and Treasurer Principal Accounting Officer
2025 3Q FORM 10-Q 35