Form 10-K
period 2025-12-31
GENERAL ELECTRIC CO
filed 2026-01-29
CIK 40545

United States Securities and Exchange Commission
WASHINGTON, D.C. 20549
FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
Commission file number 001-00035
GENERAL ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)

New York			14-0689340
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1 Neumann Way	Evendale	OH	45215
(Address of principal executive offices)			(Zip Code)
(Registrant’s telephone number, including area code) (513) 243-2000

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the outstanding common equity of the registrant not held by affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was at least $270.2 billion. There were 1,048,813,612 shares of common stock with a par value of $0.01 outstanding at January 15, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 5, 2026, is incorporated by reference into Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS. Our public communications and filings we make with the U.S. Securities and Exchange Commission (SEC) may contain statements related to future, not past, events. These forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast," "target," "preliminary," "range" or similar expressions. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the impacts of macroeconomic and market conditions and volatility on our business operations, financial results and financial position; conditions affecting the aerospace industry, including our customers and suppliers; our expected financial performance, including cash flows, revenue, margins, net income and earnings per share; planned and potential transactions; our credit ratings and outlooks; our funding and liquidity; our cost structures and plans to reduce costs; restructuring, impairment or other financial charges; or tax rates.

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
•market or other developments that may affect demand or the financial strength and performance of airframers, airlines, suppliers and other key aerospace industry participants, such as demand for air travel, supply chain or other production constraints, shifts in U.S. or foreign government defense programs and other industry dynamics;
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
•global economic trends, competition and geopolitical risks, including evolving impacts from tariffs, sanctions or other trade tensions between the U.S. and other countries, or demand or supply shocks from events such as a major terrorist attack, war, natural disasters or actual or threatened public health pandemics or other emergencies;
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
•our success in executing planned and potential transactions, including the timing for such transactions, the ability to satisfy regulatory requirements or any applicable pre-conditions and the expected benefits;
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
•changes in law, regulation or policy that may affect our businesses, such as trade policy and tariffs; government defense priorities or budgets; environmental or climate regulation, incentives and emissions offsetting or trading regimes and the effects of tax law changes or audits;
•the impact of regulation; government investigations; regulatory, commercial and legal proceedings or disputes; environmental, health and safety matters; or other legal compliance risks, including the impact of shareholder and related lawsuits, Bank BPH and other proceedings that are described in our SEC filings;
•the impact related to information technology, cybersecurity or data security breaches at GE Aerospace or third parties; and
•the other factors that are described in the "Risk Factors" section in this Annual Report on Form 10-K for the year ended December 31, 2025, as such descriptions may be updated or amended in future reports we file with the SEC.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2025 FORM 10-K 3

ABOUT GE AEROSPACE. General Electric Company operates as GE Aerospace (GE Aerospace or the Company). GE Aerospace is a global aerospace leader with the industry's largest and growing commercial propulsion fleet. The Company’s installed base of approximately 50,000 commercial and 30,000 military engines, including parked aircraft in addition to fleet in service, supports our aftermarket services business, which represents approximately 70% of revenue, reflecting the strength of customer demand across our business. Through FLIGHT DECK, the Company's proprietary lean operating model, GE Aerospace is prioritizing safety, quality, delivery and cost, to drive focused execution and bridge strategy to results. We are focused on delivering against our strategic priorities for today (ramping services and equipment), tomorrow (expanding capacity and capabilities) and the future (inventing the future of flight). Our global team is building on more than a century of innovation and learning, as we invent the future of flight, lift people up and bring them home safely.

We serve customers in approximately 120 countries. Manufacturing and service operations are carried out at 70 facilities located in 23 states in the United States and Puerto Rico, of which 24 are owned, and at 62 facilities located in 23 other countries, of which 30 are owned.

SEGMENTS. GE Aerospace operates through two reportable segments: Commercial Engines & Services and Defense & Propulsion Technologies.

COMMERCIAL ENGINES & SERVICES. Commercial Engines & Services (CES) designs, develops, manufactures and services jet engines for commercial airframes, as well as business aviation and aeroderivative applications. Services include maintenance, repair and overhaul (MRO) of engines and the sale of spare parts, and we offer services under a variety of arrangements such as long-term service agreements, spare parts agreements or time and material contracts. CES was approximately 73% of total GE Aerospace revenue for the year ended December 31, 2025, with services representing 75% of total CES revenue.

Our CES customers for equipment and services consist primarily of airframers and airlines, including both Boeing and Airbus, and third-party MRO shops, to whom we sell spare parts and license MRO technology. CES engines power aircraft in all commercial categories—narrowbody, widebody and regional—and this includes engines sold by joint venture partners, the most significant of which is CFM International, a 50-50 non-consolidated joint venture with Safran Aircraft Engines, a subsidiary of Safran Group of France. Depending on the aircraft model, airline customers may have a choice between our engines and those of other manufacturers or, as in the case of some Boeing models, our engines may be the sole source engine for a particular aircraft.

Commercial and financial dynamics for major engine platforms often play out over the course of many years, as new product development cycles are long and, after initial sale, commercial engines can operate for decades with services in the aftermarket. In the narrowbody aircraft market, we are in the midst of a significant ramp in production of the LEAP engine, which entered into service in 2016 and is expected in the coming years to overtake the mature CFM56 as the industry’s largest fleet. This is expected to also drive a significant increase in shop visits and need for MRO capacity as LEAP engines come due for services. In the widebody aircraft market, we have a range of engine platforms that are in different stages of their lifecycles. These include the more mature CF6 and GE90 engines, as well as the GEnx engine that entered into service in 2011 and our newest engine, the GE9X, that will power the Boeing 777X. We also have engines that power regional and business aircraft.

We are committed to investing and developing technologies that improve safety, durability, reliability and efficiency for our current engine products over their lifecycle and for the future of flight. For example, in November 2025, the GEnx high-pressure turbine (HPT) blade, which has improved time-on-wing over 2.5 times in hot and harsh environments, surpassed 4,000 cycles. Additionally, we launched our second dust ingestion test on the GE9X engine, preparing this engine now for what it will experience in various conditions in the years to come. This builds upon over 30,000 cycles of testing, including 9,000 endurance cycles. CFM International's RISE program is advancing a suite of pioneering technologies including Open Fan, compact core, and hybrid electric systems with more than 350 tests completed toward ground and flight tests this decade. In 2025, we began dust ingestion testing on next-generation HPT blades for the RISE program’s compact engine core development, the earliest we have conducted this testing in the development process and a key milestone for addressing durability to meet customer needs.

DEFENSE & PROPULSION TECHNOLOGIES. Defense & Propulsion Technologies (DPT) is a leading provider of defense engines and critical aircraft systems, and it consists of our Defense & Systems and Propulsion & Additive Technologies businesses. DPT was approximately 23% of total GE Aerospace revenue for the year ended December 31, 2025, with services representing 51% of total DPT revenue.

Defense & Systems – Defense & Systems designs, develops, manufactures and services jet engines and avionics and power systems for governments, militaries and commercial airframers. Services include MRO of engines and the sale of spare parts.

Our product performance and dedication to innovation have earned long-standing relationships with airframers, shipyards, government agencies and other customers globally. We also regularly work with government customers on the development of classified and unclassified advanced products, including combat engines, hypersonics and unmanned applications. In 2025, we achieved important development and testing milestones on two advanced engines for the U.S. war fighter, and we achieved first flight for the T901 on a Black Hawk helicopter.

Our defense engines power a wide variety of fighters, bombers, tankers, transport, helicopters and surveillance aircraft, as well as aeroderivative engines for marine applications. Significant product platforms include the F110, F404 and F414 for combat engines, the T408, T700 and T901 for rotorcraft engines and the LM2500 for mobility and marine engines.
4 2025 FORM 10-K

Propulsion & Additive Technologies – Propulsion & Additive Technologies (P&AT) businesses primarily design, develop, manufacture and support aircraft components and systems for both commercial and military end users under the Avio Aero, Unison, Dowty Propellers and Colibrium Additive brands. These P&AT products include small turboprop engines, aeroengine mechanical transmissions, turbines, combustors and controls, additive manufacturing, propeller systems, ignition systems, sensors and engine accessories for both fixed wing and rotorcraft applications. Avio Aero is a strategic partner in Europe, and the defense business is the propulsion champion for the Italian Ministry of Defence (MoD) supporting the development of indigenous, classified engine technology with significant contributions to the EJ200 engine for the Eurofighter, the new Global Combat Air Programme (GCAP) engine and the Catalyst engine for Eurodrone. In its commercial business, Avio Aero is a core funding member of Clean Aviation, significantly contributing to and benefiting from the European Union sustainability roadmap.

HUMAN CAPITAL. The strength and talent of our workforce are critical to the success of our purpose to invent the future of flight, lift people up and bring them home safely. We strive to attract, develop and retain a workforce that can deliver for our global customer base. The Company’s human capital management priorities are aligned to our business strategy and support the execution of operational results, financial results and the development of technologies that we believe will define the future of the aerospace industry. We continue to monitor a broad set of human capital priorities as a part of our business operating reviews and with oversight by our Board of Directors and the Board’s Management Development and Compensation Committee. The following are our human capital priorities:

•Protecting the health and safety of our workforce: We encourage all employees at every level of the organization to take responsibility for creating a safe and healthy work environment, including the importance of speaking up when a safety concern arises. We have robust procedures and standards that our employees and contractors must follow when performing high risk activities that are designed to prevent potential accidents and injuries. We have established stringent environmental, health and safety standards, often more rigorous than local regulations. Our annual bonus program includes a modifier based on the Company’s safety performance.
•Sustaining a Company culture based on our GE Aerospace behaviors of Respect for People, Continuous Improvement and Customer Driven always with a commitment to unyielding integrity: This culture is an essential part of GE Aerospace’s proprietary lean operating model, FLIGHT DECK. It is through FLIGHT DECK that we are bridging strategy to deliver results for our customers and our shareholders. GE Aerospace’s organizational culture supports talent attraction, engagement and retention and promotes ways of working that are strongly connected to our goals. We conduct an annual enterprise-wide culture survey as part of our commitment to have a strong employee listening strategy. Our most recent survey results showed that overall, our employees feel their safety is prioritized and that the Company maintains high ethical standards. Our performance management system, “People, Performance, and Growth,” directly links individual performance outcomes to incentive compensation. Supporting our culture of integrity, The Spirit & The Letter, GE Aerospace’s employee code of conduct, sets forth the Company’s integrity and compliance standards.
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
•Promoting fairness and opportunity across the enterprise: At GE Aerospace, we are committed to building a culture and environment where every employee has the opportunity to achieve their ultimate potential. Fostering an environment centered on Respect for People is core to FLIGHT DECK and is intended to ensure that every employee feels empowered to achieve their ultimate potential. Our long-standing commitment to pay practices that are fair and competitive is core to Respect for People.

At December 31, 2025, GE Aerospace and consolidated affiliates employed approximately 57,000 people, of whom approximately 30,000 were employed in the United States.

At December 31, 2025, GE Aerospace had approximately 3,800 union-represented manufacturing and service employees in the United States. In 2025, the Company successfully negotiated collective bargaining agreements with the majority of its U.S. unions (including the IUE-CWA, UAW and IAM), resulting in agreements that we believe provide employees with fair wages and benefits while addressing the competitive realities facing GE Aerospace. GE Aerospace’s relationship with employee-representative organizations outside the U.S. takes many forms, including in Europe where GE Aerospace engages employees’ representatives’ bodies such as works councils (at both European level and locally) and trade unions in accordance with local law.

RESEARCH AND DEVELOPMENT. We have long research and development (R&D) cycles for many of our products, with product safety, quality and efficiency being critical to success. We conduct R&D activities, leveraging FLIGHT DECK, to enhance our existing products and services, develop new products and services to meet our customers’ changing needs and requirements, address new market opportunities and support regulatory certifications. For example, our past and ongoing investments in advanced technologies such as ceramic matrix composites and additive manufacturing for components have applications across a range of narrowbody and widebody engine applications. In addition, we are making significant investments in the RISE suite of technologies to enable a safe, durable and efficient future of flight. And in DPT, leveraging government funding, our investments include the development of advanced propulsion solutions such as adaptive cycle combat engines.

2025 FORM 10-K 5

In addition to funding R&D internally, we also receive funding externally from our customers and partners, which contributes to the overall R&D for the Company. See Note 1 for further information on our accounting policies for development agreements and R&D cost share arrangements.

(In millions)	2025	2024	2023
GE Aerospace funded	$1,580	$1,286	$1,011
Customer and partner funded(a)	1,409	1,413	1,465
Total Research and development	$2,989	$2,699	$2,476
(a) Customer funded is primarily from the U.S. Government.

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

SUPPLY CHAIN. We rely on a global supply chain for a wide range of raw materials, commodities, components, parts, MRO services and other indirect spend. Our supply chain is complex and extends into many different countries and regions around the world. We depend on the ability of our suppliers and partners to meet quality standards, performance specifications and delivery schedules at our anticipated costs. In some cases, we also must comply with specific procurement requirements that limit the suppliers and subcontractors we may utilize. Some of our suppliers or their sub-suppliers are limited- or sole-source suppliers, and our ability to meet our obligations to customers depends on the product quality, performance, continued product availability and stability of such suppliers. We employ a number of strategies focused on continuity of supply of raw materials, including monitoring geopolitical and geographical changes and developing counteractions in response to identified risks, evaluating alternate materials and sources and working with suppliers to secure both short- and long-term capacity. Partnering with suppliers, we are leveraging FLIGHT DECK to improve material input and inflationary pressure, supporting our deliveries across internal shop visits, spare part sales and equipment. We operate in a supply-constrained environment that has impacted our industry for the past several years. See the MD&A section for additional discussion of these dynamics.

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

REGULATORY MATTERS. As a global aerospace company, we are subject to a wide range of U.S. federal, state and non-U.S. laws and regulations related to our products, services and business operations, including the significant areas of law and regulation summarized below that can apply to our business directly and indirectly. Like other industrial manufacturing companies that operate globally in high-tech sectors, we face significant scrutiny from both U.S. and foreign governmental authorities with respect to regulatory compliance. We regularly engage with our regulators and work to comply with existing, new and changing requirements across relevant jurisdictions, as compliance (or failure to properly comply) with any of these requirements can pose costs and impact our operations. For additional information about government regulation applicable to our business, see Risk Factors and Note 24.

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

6 2025 FORM 10-K

International Trade Controls and Sanctions Compliance. We are subject to various international trade controls and sanctions regulations from governments and regulatory bodies around the world. These include export controls (including the U.S. Export Administration Regulations (EAR) and the International Traffic in Arms Regulations (ITAR)), import controls, sanctions compliance (including sanctions administered by the U.S. Department of the Treasury's Office of Foreign Assets Control (OFAC)) and anti-boycott regulations. These regulations are intended to align business practices with national security and foreign policy objectives. Our international trade controls and sanctions compliance program includes employee training, screening and due diligence reviews of customers, suppliers and business partners and other controls and procedures designed to operate in compliance with these complex requirements. Failure to comply with these regulations can result in civil and criminal penalties, loss of eligibility to perform government contracts and reputational harm.

Government Contracts. The U.S. government and our other government customers often have the ability to modify, curtail or terminate their contracts and subcontracts with us either at their convenience or for default based on performance. In the event of termination for convenience, we typically would be entitled to payment for work completed and allowable termination or cancellation costs. In the event of termination for default, typically the government customer would pay only for the work that has been accepted and could require us to pay the net cost to re-procure the contract items, in addition to seeking damages. Our U.S. government contracts are subject to the Federal Acquisition Regulation (FAR), as well as department-specific implementing regulations such as the U.S. Department of War's Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations, which set forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, audit, product integrity and government accounting requirements. Failure to comply with these requirements can result in contract withholds, cost or price reductions, civil and criminal penalties, contract modifications or terminations and loss of eligibility to perform government contracts.

Environmental. Our operations are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. These laws and regulations require ongoing environmental compliance expenditures and over time can lead to increased energy and raw materials costs and new or additional investment in designs and technologies. We regularly assess our compliance status and management of environmental matters, and the investigation, remediation and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. In addition to our ongoing business operations, environmental laws and regulations apply to the GE legacy portfolio of environmental remediation sites that GE Aerospace retained following the separations of GE Vernova and GE HealthCare. Environmental and climate-related laws and regulations that relate to emissions from air travel can also have direct or indirect impacts on our business, including from increased costs to airlines that fly aircraft powered by our engines.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A). The consolidated financial statements of GE Aerospace are prepared in conformity with U.S. generally accepted accounting principles (GAAP). Unless otherwise noted, tables are presented in U.S. dollars in millions. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented in this report are calculated from the underlying numbers in millions. Discussions throughout this MD&A are based on continuing operations unless otherwise noted. Results for the years ended December 31, 2025 versus 2024 are discussed within this report. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for discussions of results for the years ended December 31, 2024 versus 2023. The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

2025 FORM 10-K 7

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

Global material availability and supplier delivery performance continue to cause disruptions and have impacted our production and delivery of equipment and services to our customers. We are investing in our manufacturing facilities, overhaul facilities and our supply chain to increase production and strengthen yield in order to improve delivery to our customers. We continue to partner with our suppliers to improve material input, and work with our customers to calibrate future production rates. We are leveraging FLIGHT DECK and partnering with suppliers to improve material input while also proactively managing the impact of inflationary pressure by driving cost productivity and adjusting the pricing of our products and services. We expect the impact of supply chain constraints and inflation will continue, and we are continuing to take action to mitigate the impacts. However, through FLIGHT DECK and the engagement with our suppliers, aftermarket output and engine deliveries have continued to improve quarter over quarter.

We support efforts to revitalize domestic manufacturing and invested $1 billion in U.S manufacturing and hired 5,000 U.S workers in 2025. At the same time, we support promoting free and fair trade that ensures the continued strength of the U.S aerospace industry.

Additionally, we are expanding capacity across our global maintenance, repair and overhaul (MRO) network to support aftermarket demand. We are investing $1 billion to increase our MRO capacity, including $500 million to increase LEAP MRO capacity by expanding several sites.

As we operate in a highly dynamic tariff environment, we are focused on continuing to deliver our products and services to our customers. Given our global business, tariffs will result in additional cost for us and our suppliers. We are optimizing operations and leveraging existing programs to reduce the impact from tariffs. In late 2025, the U.S. established a zero-for-zero tariff agreement on aerospace equipment with the EU, UK, Japan and Korea, establishing a mutual elimination of tariffs. Additionally, we are taking measures to control cost and implementing pricing actions to primarily mitigate the remaining impact. We are continuing to monitor the tariff environment, including relevant U.S. Supreme Court rulings.

On January 15, 2026, we announced that our Commercial Engines & Services (CES) segment will expand to include the entire commercial engine lifecycle, including safety and quality, product management, engineering, supply chain, manufacturing and aftermarket services. In addition, our Aeroderivative business, currently reported in CES, will move to our Defense Propulsion & Technologies segment.

CONSOLIDATED RESULTS

REVENUE	2025	2024	2023
Equipment revenue	$12,159	$10,274	$9,318
Services revenue	30,163	24,847	22,641
Insurance revenue	3,533	3,581	3,389
Total revenue	$45,855	$38,702	$35,348
For the year ended December 31, 2025, total revenue increased $7.2 billion, or 18%, compared to the year ended December 31, 2024. Equipment revenue increased, driven by increased engine deliveries and price. Services revenue increased, primarily due to increased internal shop visit volume and workscopes and higher spare parts volume.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE (EPS)
(Per-share in dollars and diluted)	2025	2024	2023
Net income (loss) from continuing operations attributable to common shareholders	$8,601	$6,670	$9,154
Continuing EPS	$8.05	$6.09	$8.33

8 2025 FORM 10-K

For the year ended December 31, 2025, net income from continuing operations increased $1.9 billion compared to the year ended December 31, 2024, driven by an increase in segment profit of $2.0 billion, a decrease in in restructuring and other charges of $0.6 billion, a decrease in separation costs of $0.3 billion, a decrease in goodwill impairment losses of $0.3 billion and a decrease in interest and other financial charges of $0.1 billion. These increases were partially offset by an increase in provision for income taxes of $0.4 billion, due to higher net income before taxes, a decrease in gains on sales of business interests of $0.4 billion, a decrease in gains on retained and sold ownership interests and other equity securities of $0.2 billion, and an increase in Adjusted Corporate & Other operating costs* of $0.2 billion. Adjusted net income* was $6.8 billion, an increase of $1.8 billion, due to an increase in segment profit of $2.0 billion, partially offset by an increase in Adjusted Corporate & Other operating costs* of $0.2 billion.
Profit was $10.0 billion, an increase of $2.4 billion. Profit margin was 21.8%, an increase of 210 basis points. Operating profit* was $9.1 billion, an increase of $1.8 billion. Operating profit margin* was 21.4%, an increase of 70 basis points. Adjusted EPS* was $6.37, an increase of 38%.

Remaining performance obligation (RPO) is unfilled customer orders for products and product services (expected life of contract sales for product services) excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 25 for further information.

RPO	December 31, 2025	December 31, 2024	December 31, 2023
Equipment	$27,534	$22,509	$16,247
Services	163,029	149,127	137,756
Total RPO	$190,564	$171,635	$154,003

As of December 31, 2025, RPO increased $18.9 billion, or 11%, from December 31, 2024, primarily at Commercial Engines & Services, as a result of contract modifications and engines contracted under long-term service agreements that have now been put into service and from equipment orders outpacing revenue recognized, and at Defense & Propulsion Technologies, driven by Defense & Systems equipment orders outpacing revenue recognized.

SEGMENT OPERATIONS
COMMERCIAL ENGINES & SERVICES. In 2025, demand for commercial air travel grew with departures up 3%. We are in frequent communication with our airline, airframe and MRO customers about the outlook for commercial air travel, new aircraft production, fleet retirements and after-market services, including shop visit and spare parts demand.

We secured a series of landmark engine commitments in 2025 from leading global carriers. These wins span GE9X, GEnx and LEAP programs and include major selections by Qatar Airways, Emirates International Airlines Group, ANA Holdings, Malaysia Aviation Group, Korean Air, Cathay Pacific and Pegasus. Collectively, these agreements reinforce our leadership on next-generation widebody and narrowbody platforms and provide strong multi-year visibility across equipment and services. We believe these awards underscore the competitiveness of our technology and the durability of airline demand.

Total engineering investments, both company and partner-funded, increased compared to prior year. Internal shop visit revenue grew in 2025 compared to 2024 and total engine deliveries and LEAP engine deliveries increased primarily due to improved material supply. We are investing in our manufacturing and overhaul facilities and are deploying engineering and supply chain resources to increase production, expand capacity and strengthen yield.

Sales in units, except where noted	2025	2024	2023
Commercial Engines	2,386	1,911	2,075
LEAP Engines(a)	1,802	1,407	1,570
Internal shop visit revenue growth %	24%	19%	27%
(a) LEAP engines, which are in a significant production ramp, are a subset of Commercial Engines.

SEGMENT REVENUE AND PROFIT	2025	2024	2023
Equipment	$8,304	$7,106	$6,169
Services	25,010	19,775	17,686
Total segment revenue	$33,314	$26,881	$23,855

Segment profit	$8,861	$7,055	$5,643
Segment profit margin	26.6%	26.2%	23.7%

For the year ended December 31, 2025, revenue was up $6.4 billion, or 24%, and profit was up $1.8 billion, or 26%, compared to the year ended December 31, 2024.
Revenue increased due to increased spare parts volume, internal shop visit volume and workscopes, increased engine deliveries and pricing.
Profit increased primarily due to increased spare parts volume, internal shop visit volume and workscopes and improved pricing. These increases were partially offset by the impact of higher install engine deliveries, inflation, higher growth investment and an unfavorable change in estimated profitability of our long-term service agreements, primarily from the estimated impact from tariffs.
2025 FORM 10-K 9

RPO	December 31, 2025	December 31, 2024	December 31, 2023
Equipment	$13,754	$11,462	$6,508
Services	156,068	142,182	131,028
Total RPO	$169,822	$153,644	$137,535

As of December 31, 2025, RPO increased $16.2 billion, or 11%, from December 31, 2024, as a result of contract modifications, engines contracted under long-term service agreements that have now been put into service and from equipment orders outpacing revenue recognized.

DEFENSE & PROPULSION TECHNOLOGIES. Our results in 2025 reflect domestic and international government defense departments’ focus on modernizing and scaling their forces while maintaining flight operations, driving services demand. A key underlying driver of our business is government funding, as most of the revenue in Defense & Systems is derived from funding that flows through the U.S. Department of War budget, or equivalent international budgets.

In 2025, we announced an Indefinite Delivery/Indefinite Quantity (IDIQ) contract from the U.S. Air Force valued up to $5 billion to support foreign military sales for F110-GE-129 engines, which power F-15 and F-16 aircraft operated by allied nations worldwide. In addition, we received an order from Hindustan Aeronautics (HAL) valued at $1.6 billion for F404-GE-IN20 engines.

Sales in units	2025	2024	2023
Defense engines	635	490	556

SEGMENT REVENUE AND PROFIT	2025	2024	2023
Defense & Systems (D&S)	$6,574	$6,109	$5,927
Propulsion & Additive Technologies (P&AT)	3,980	3,370	3,034
Total segment revenue	$10,554	$9,478	$8,961

Equipment	$5,128	$4,208	$4,000
Services	5,426	5,270	4,961
Total segment revenue	$10,554	$9,478	$8,961

Segment profit	$1,296	$1,061	$908
Segment profit margin	12.3%	11.2%	10.1%

For the year ended December 31, 2025, revenue was up $1.1 billion, or 11%, and profit was up $0.2 billion, or 22%, compared to the year ended December 31, 2024.
D&S revenue increased primarily due to increased engine deliveries and aircraft systems product growth, price and mix. P&AT revenue increased primarily due to volume and price.
Profit increased primarily due to higher volume in Defense and Avio, aircraft systems product growth, customer mix and price, partially offset by incremental investments to support next-generation products and inflation.

RPO	December 31, 2025	December 31, 2024	December 31, 2023
Equipment	$13,780	$11,046	$9,739
Services	6,962	6,944	6,729
Total RPO	$20,742	$17,991	$16,468

As of December 31, 2025, RPO increased $2.8 billion, or 15%, from December 31, 2024, primarily due to increases in equipment from orders outpacing revenue recognized.

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

10 2025 FORM 10-K

REVENUE AND OPERATING PROFIT (COST)	2025	2024	2023
Insurance revenue (Note 12)	$3,533	$3,581	$3,389
Eliminations and other	(1,546)	(1,239)	(857)
Corporate & Other revenue	$1,987	$2,343	$2,532
Gains (losses) on purchases and sales of business interests	5	398	(104)
Gains (losses) on retained and sold ownership interests and other equity securities (Note 19)	312	532	5,776
Restructuring and other charges (Note 20)(a)	87	(525)	(246)
Separation costs (Note 20)	(202)	(492)	(692)
Insurance profit (loss) (Note 12)	992	1,022	332
U.S. tax equity profit (loss)	(189)	(160)	(132)
Goodwill impairments (Note 7)	—	(251)	—
Adjusted Corporate & Other operating costs (Non-GAAP)	(1,102)	(864)	(990)
Corporate & Other operating profit (cost) (GAAP)	$(96)	$(339)	$3,943
Less: gains (losses), impairments, Insurance, and restructuring & other	1,006	524	4,933
Adjusted Corporate & Other operating costs (Non-GAAP)	$(1,102)	$(864)	$(990)

Corporate & Other profit (costs)	(568)	(396)	(623)
Eliminations	(534)	(467)	(367)
Adjusted Corporate & Other operating costs (Non-GAAP)	$(1,102)	$(864)	$(990)

(a) During the fourth quarter of 2025, we substantially completed separation-related restructuring activity. Based on the hiring needs and information technology capacity demands of the three public companies, includes a pre-tax benefit of $164 million for the year ended December 31, 2025. See Note 20 for further information. Additionally, included costs of $363 million for the settlement of the Sjunde AP-Fonden shareholder lawsuit for the year ended December 31, 2024. See Note 24 for further information.

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

For the year ended, December 31, 2025, revenue was down $0.4 billion compared to the year ended December 31, 2024, primarily due to higher intercompany eliminations. Corporate & Other operating cost decreased by $0.2 billion primarily due to $0.4 billion of lower gains on purchases and sales of business interests, primarily related to the sale of our non-core licensing business in 2024, $0.2 billion of lower gains on retained and sold ownership interests and other equity securities, primarily related to higher prior year gains on our former GE HealthCare investment when compared to current year gains on our investment in BETA Technologies, Inc., and $0.2 billion of higher adjusted Corporate and Other operating costs partially offset by $0.6 billion of lower restructuring and other charges, $0.3 billion of lower of separation costs, and $0.3 billion of lower of goodwill Impairments, related to our Colibrium Additive reporting unit.
Adjusted Corporate & Other operating costs* increased by $0.2 billion primarily due to lower bank interest.

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

INTEREST AND OTHER FINANCIAL CHARGES were $0.8 billion, $1.0 billion and $1.0 billion for the years ended December 31, 2025, 2024 and 2023, respectively. The decrease was primarily due to lower interest on tax deficiencies. The primary components of interest and other financial charges are interest on short- and long-term borrowings and interest on tax deficiencies.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for information about our pension and retiree benefit plans.

INCOME TAXES	2025	2024	2023
Effective tax rate (ETR)	14.1%	12.6%	9.5%
Provision (benefit) for income taxes	$1,405	$962	$994
Cash income taxes paid(a)	585	852	994
(a) Includes taxes paid/(refunds) related to discontinued operations. The decrease from 2025 compared to 2024 is primarily related to a 2025 decrease in discontinued operations.

*Non-GAAP Financial Measure
2025 FORM 10-K 11

For the year ended December 31, 2025, the effective income tax rate was 14.1% compared to 12.6% for the year ended December 31, 2024. See Note 15 for further information. The tax rates for both 2025 and 2024 reflect a tax provision on pre-tax income.
The provision (benefit) for income taxes was $1.4 billion and $1.0 billion for the years ended December 31, 2025 and 2024, respectively. The increase in the tax provision was primarily due to higher net income before taxes, a decrease in tax benefits associated with separation activities, lower non-taxable gains on our retained and sold ownership interests, and an increase in global minimum tax (Pillar 2), partially offset by higher tax benefits on global activities (reduced for the impact of the One Big Beautiful Bill Act (OBBBA)), an increase in business tax credits, tax benefits associated with realized foreign tax credits and favorable audit resolutions.

For the year ended December 31, 2025, the adjusted effective income tax rate* was 17.3% compared to 20.1% for the year ended December 31, 2024. The decrease was primarily due to higher tax benefits on global activities, higher U.S. business tax credits and favorable audit resolutions, partially offset by global minimum taxes (Pillar 2). The adjusted provision for income taxes* was $1.4 billion and $1.3 billion for the years ended December 31, 2025 and 2024, respectively. The increase was primarily due to higher adjusted income before taxes* and an increase in global minimum tax (Pillar 2), partially offset by higher tax benefit on global activities (reduced for the impact of the OBBBA), an increase of business tax credits and favorable audit resolutions.

The rate of tax on our profitable non-U.S. earnings is below the U.S. statutory rate because we have significant business operations subject to tax in countries where the tax rate on that income is lower than the U.S. statutory rate. Most of these earnings have been reinvested in active non-U.S. business operations. Due to U.S. tax reform, substantially all of our unrepatriated earnings have been subject to U.S. tax and accordingly we expect to have the ability to repatriate available non-U.S. cash without significant additional tax cost. We reassess reinvestment of earnings on an ongoing basis.

A substantial portion of the benefit for lower-taxed non-U.S. earnings related to business operations subject to tax in countries where the tax on that income is lower than the U.S. statutory rate is derived from our operations located in Singapore, where the earnings were primarily taxed at a rate of 8.5% in 2025, 2024 and 2023, respectively. In 2025, Singapore adopted a qualified domestic minimum top-up tax (QDMTT) of 15%, consistent with OECD (Organisation for Economic Co-operation and Development) Pillar 2 guidelines, which largely reduces the benefit from the lower tax rate in Singapore.

The U.S. has enacted a minimum tax on foreign earnings (global intangible low taxed income) as part of the Tax Cuts and Jobs Act of 2017 (U.S. tax reform). We pay significant foreign tax which substantially reduces the U.S. tax liability on these earnings. In addition, the rate of tax on non-U.S. operations has increased from losses in foreign jurisdictions where it is not likely that such losses can be utilized and therefore no tax benefit is provided for those losses. Non-U.S. losses also limit our ability to claim U.S. foreign tax credits on certain operations, increasing the rate of tax on non-U.S. operations. Overall, these factors reduce the benefit associated with our non-U.S. operations.

A more detailed analysis of differences between the U.S. federal statutory rate and the consolidated effective rate, as well as other information about our income tax provisions, is provided in Critical Accounting Estimates and Note 15.

DISCONTINUED OPERATIONS Our former GE Vernova and GE HealthCare businesses, our mortgage portfolio in Poland (Bank BPH) and other trailing assets and liabilities associated with prior dispositions are included in discontinued operations. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis. See Note 2 for further information regarding our businesses in discontinued operations.

CAPITAL RESOURCES AND LIQUIDITY
FINANCIAL POLICY. GE Aerospace is committed to maintaining strong investment grade ratings with a disciplined capital allocation strategy. The Company will continue its commitment to investing and developing technologies that improve safety, durability, reliability and efficiency for our current engine products over their lifecycle and for the future of flight, and expanding our manufacturing and MRO capacity through research and development and capital expenditures. We intend to return a portion of our free cash flow* to shareholders through dividends and share repurchases. Merger and acquisition investments will be pursued in a disciplined way and focused on those that offer strategic, operational and financial synergies.

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flow* from our operating businesses, and access to capital markets. If needed, we can also draw from short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of customer allowances and market conditions. Total cash, cash equivalents and restricted cash was $12.4 billion at December 31, 2025, of which $9.9 billion was held in the U.S. and $2.5 billion was held outside the U.S.

Cash held outside the U.S. has generally been reinvested in active foreign business operations; however, substantially all of our unrepatriated income is subject to U.S. federal tax and, if there is a change in reinvestment, we would expect to be able to repatriate available cash (excluding amounts held in countries with currency controls) without significant tax cost.
*Non-GAAP Financial Measure
12 2025 FORM 10-K

Cash, cash equivalents and restricted cash at December 31, 2025 included $0.4 billion of cash held in countries with currency control restrictions, which may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Excluded from cash, cash equivalents and restricted cash is $1.3 billion of cash in our run-off insurance operations, which is classified as All other assets in the Statement of Financial Position, and $1.1 billion of cash in our discontinued operations held by Bank BPH (see Note 2).

In March 2024, the Company announced that the Board of Directors had authorized the repurchase of up to $15.0 billion of our common stock. Under this program, shares may be repurchased on the open market, via various strategies, including plans complying with rules 10b5-1 and 10b-18 as well as plans using accelerated share repurchases. In 2025, we repurchased 29.6 million shares for $7.4 billion, including repurchases of 20.1 million shares for $5.2 billion using accelerated stock repurchases as a mechanism to achieve planned repurchase volumes within a quarter during closed windows. We have repurchased $12.3 billion in total under this authorization.

BORROWINGS. Consolidated total borrowings were $20.5 billion and $19.3 billion at December 31, 2025 and December 31, 2024, respectively, an increase of $1.2 billion, primarily due to new debt issued of $2.0 billion, and currency exchange of $0.9 billion, partially offset by maturities of $1.8 billion. The Company also holds a five-year unsecured revolving credit facility maturing in 2029 in an aggregate committed amount of $3.0 billion and had zero outstanding at December 31, 2025.

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

Substantially all of the Company's debt agreements in place at December 31, 2025 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility contains a customary net debt-to-EBITDA financial covenant, which we satisfied at December 31, 2025.

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

Exchange rate and interest rate risks are managed with a variety of techniques, including selective use of derivatives. We apply policies to manage each of these risks, including prohibitions on speculative activities. It is our policy to minimize currency exposures by conducting operations in the U.S. dollar if possible or by utilizing the protection of hedge strategies. To assess exposure to interest rate risk, we apply a +/- 100 basis points change in interest rates and keep that in place for the next 12 months. To assess exposure to currency risk of assets and liabilities denominated in other than their functional currencies, we evaluate the effect of a 10% shift in exchange rates against the U.S. dollar (USD). The analyses indicated that our 2025 consolidated net income would be impacted by $0.1 billion for interest rate risk and insignificantly for foreign exchange risk.

STATEMENT OF CASH FLOWS
CASH FLOWS FROM CONTINUING OPERATIONS. The most significant source of cash flows from operating activities (CFOA) is customer-related activities, the largest of which is collecting cash resulting from equipment or services sales. The most significant operating use of cash is to pay our suppliers, employees, tax authorities and postretirement plans. GE Aerospace measures itself on a free cash flow* basis. This metric includes CFOA plus investments in property, plant and equipment and internal-use software and cash received from dispositions of property, plant and equipment.

Cash from operating activities was $8.5 billion in 2025, an increase of $2.7 billion compared to 2024, primarily due to: an increase in net income (after adjusting for depreciation of property, plant and equipment, amortization of intangible assets, goodwill impairments and non-cash (gains) losses related to our retained and sold ownership interests and other equity securities) driven by all segments, increases in sales discount and allowances and All other operating activities, partially offset by working capital growth and higher income tax payments. The components of All other operating activities were as follows:

2025 FORM 10-K 13

Years ended December 31	2025	2024
Increase (decrease) in employee benefit liabilities	$746	$356
Net restructuring and other charges/(cash expenditures)	(144)	(112)
(Gains) Losses on purchases and sales of business interests	(6)	(399)
Net interest and other financial charges/(cash paid)	(39)	31
Other deferred assets	(88)	(84)
Other	(334)	(118)
All other operating activities	$136	$(326)

The cash impacts from changes in working capital were $(1.0) billion, a decrease of $0.6 billion compared to 2024, due to: current receivables of $(1.4) billion, driven by higher volume partially offset by higher collections; inventories, including deferred inventory, of $(0.5) billion, driven by higher material purchases; current contract assets, contract liabilities and current deferred income of $(0.4) billion, driven by higher revenue recognition, partially offset by billings and net unfavorable changes in estimated profitability on long-term service contracts mainly related to tariffs; progress collections of $0.3 billion, driven by higher collections partially offset by higher liquidations; and accounts payable of $1.3 billion, driven by higher volume for material purchases.

Cash used for investing activities was $0.8 billion in 2025, an increase of $0.2 billion compared to 2024, primarily due to: a decrease in proceeds from the dispositions of our ownership interests in GE HealthCare of $5.3 billion and from the dispositions of our non-core licensing business and Electric Insurance Company of $0.5 billion in 2024, and an increase in cash paid for business acquisitions of $0.2 billion; partially offset by higher cash received related to net settlements between continuing operations and businesses in discontinued operations of $3.3 billion, primarily related to the establishment of the opening cash balances for our former GE Vernova business in 2024 (a component of All other investing activities), higher net dispositions of insurance investment securities of $1.4 billion and AerCap senior note proceeds of $1.0 billion received in the fourth quarter of 2025. Cash used for additions to property, plant and equipment and internal-use software net of dispositions, which are components of free cash flow*, was $1.2 billion and $0.9 billion for the years ended December 31, 2025 and 2024, respectively.

Cash used for financing activities was $8.7 billion in 2025, an increase of $2.1 billion compared to 2024, primarily due to: an increase in treasury stock repurchases of $1.7 billion, a decrease in cash received of $1.1 billion from stock option exercises (a component of All other financing activities) and higher dividends paid to shareholders of $0.4 billion, partially offset by net debt issuance of $1.0 billion, including new long-term debt issuance of $2.0 billion in 2025.

Free cash flow* (FCF) was $7.7 billion and $6.2 billion for the years ended December 31, 2025 and 2024, respectively. FCF* increased primarily due to higher net income, higher sales discount and allowances and higher All other operating activities, partially offset by higher working capital growth, higher income tax payments and higher net investments in property, plant and equipment and internal-use software, after adjusting for a decrease in separation cash and Corporate & Other restructuring cash expenditures, which are excluded from FCF*.

CASH FLOWS FROM DISCONTINUED OPERATIONS
Cash used for operating activities of discontinued operations decreased $1.1 billion for the year ended December 31, 2025 compared to 2024, primarily driven by working capital cash usage and cash paid for income taxes at our former GE Vernova business in 2024.

Cash used for investing activities of discontinued operations decreased $0.7 billion for the year ended December 31, 2025 compared to 2024, primarily driven by a reduction of cash and cash equivalents of $4.2 billion due to the separation of our former GE Vernova business in 2024, partially offset by higher cash paid of $3.3 billion from net settlements between our discontinued operations and businesses in continuing operations, primarily related to establishment of the opening cash balance for our former GE Vernova business in 2024.

Cash used for financing activities of discontinued operations decreased $0.1 billion for the year ended December 31, 2025 compared to 2024, primarily driven by net debt repayments in 2024 by our former GE Vernova business.

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

REVENUE RECOGNITION ON LONG-TERM SERVICES AGREEMENTS. We enter into long-term services agreements with our customers, predominantly within the CES segment, that require us to maintain the customers’ assets over the contract terms, which generally range from 10 to 25 years. Contract modifications that extend or revise contracts are not uncommon. We recognize revenue as we perform under the arrangements using the percentage of completion method which is based on our costs incurred to date relative to our estimate of total expected costs. This requires us to make estimates of customer payments expected to be received over the current contract term as well as the costs to perform required maintenance services.

14 2025 FORM 10-K

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

We routinely review estimates and revise them to adjust for changes in outlook. Changes in estimates are recognized on a cumulative catch-up basis with an adjustment to revenue in the current period. These revisions are based on objectively verifiable information that is available at the time of the review. Contract modifications that change the rights and obligations, as well as the nature, timing and extent of future cash flows, are evaluated for potential price concessions, contract asset impairments and significant financing to determine if adjustments of net income are required before effectively accounting for a modified contract as a new contract.

We regularly assess expected billings adjustments and customer credit risk inherent in the carrying amounts of receivables and contract assets, including the risk that contractual penalties may not be sufficient to offset our accumulated investment in the event of customer termination. We gain insight into future utilization and cost trends, as well as credit risk, through our knowledge of the installed base of equipment and fleet management strategies through close interaction with our customers that comes with supplying critical services and parts over extended periods. Revisions may affect a long-term services agreement’s total estimated profitability resulting in an adjustment of net income.

On December 31, 2025, our long-term service agreements net liability balance of $7.2 billion represents approximately 4.1% of our total estimated life of contract billings of $174 billion. Our contracts (on average) are approximately 19.2% complete based on costs incurred to date and our estimate of future costs. Revisions to our estimates of future billings or costs that increase or decrease total estimated contract profitability by one percentage point would increase or decrease the long-term service agreements balance by $0.4 billion. Billings collected on these contracts were $9.9 billion and $8.6 billion during the years ended December 31, 2025 and 2024, respectively. See Notes 1 and 8 for further information.

NONRECURRING ENGINEERING COSTS. We incur contract fulfillment costs for engineering and development of products directly related to existing or anticipated contracts with customers, primarily in our Defense & Propulsion Technologies segment. Contract fulfillment costs are capitalized to the extent recoverable from the customer contract, and subsequently amortized as the products are delivered to the customer. We periodically assess the recoverability of capitalized contract fulfillment costs, which requires significant judgment. Specifically, we estimate program volumes, contract revenue based on negotiated prices, and product costs based on input costs, inflation and productivity. See Note 8 for further information.

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

2025 FORM 10-K 15

INCOME TAXES. Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is significantly affected by the tax rate on our global operations. In addition to local country tax laws and regulations, this rate can depend on the extent to which earnings are indefinitely reinvested outside the U.S. Historically, U.S. taxes were due upon the repatriation of foreign net income. Due to the enactment of U.S. tax reform in 2017, substantially all of our unrepatriated earnings has been subject to U.S. tax and accordingly we expect to have the ability to repatriate available non-U.S. cash without significant additional tax cost. Indefinite reinvestment is determined by management’s judgment about and intentions concerning the future operations of the Company. Most of these earnings have been reinvested in active non-U.S. business operations. We reassess reinvestment of earnings on an ongoing basis.

We evaluate the recoverability of deferred income tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies, which rely on reasonable estimates. We use our historical experience and our short- and long-range business forecasts to provide insight. Further, our global and diversified business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. Amounts recorded for deferred tax assets related to non-U.S. net operating losses, net of valuation allowances, were $0.7 billion and $0.5 billion at December 31, 2025 and 2024, respectively. Of this, an insignificant amount at December 31, 2025 and 2024 respectively, were associated with losses reported in discontinued operations. See Other Consolidated Information – Income Taxes section and Notes 1 and 15 for further information.

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

16 2025 FORM 10-K

December 31, 2025	ERAC	UFLIC	Total
GAAP: Ending balance of reserves at locked-in rate	$18,887	$4,950	$23,837
Gross statutory reserves(a)	23,943	5,900	29,843
Number of policies in force	161,300	40,400	201,700
Number of covered lives in force	212,600	40,400	253,000
Average policyholder attained age	79	85	80
GAAP: Ending balance of reserves at locked-in rate per policy (in actual dollars)	$117,107	$122,670	$118,220
GAAP: Ending balance of reserves at locked-in rate per covered life (in actual dollars)	88,854	122,670	94,249
Statutory: Gross reserves per policy (in actual dollars)(a)	148,441	146,050	147,962
Statutory: Gross reserves per covered life (in actual dollars)(a)	112,622	146,050	117,960
Percentage of policies with:
Lifetime benefit period	69%	31%	63%
Inflation protection option	76%	82%	77%
Joint lives	32%	—%	25%
Percentage of policies that are premium paying	63%	70%	64%
Policies on claim	12,000	7,300	19,300
(a) Pending completion of our December 31, 2025 statutory reporting process.

Structured settlement annuities. We reinsure approximately 23,000 structured settlement annuities with an average attained age of 58. Approximately 27% of these structured settlement annuities were underwritten on impaired lives (i.e., shorter-than-average life expectancies) at origination and have projected payments extending decades into the future. Our primary risks associated with these contracts include mortality (i.e., life expectancy or longevity), mortality improvement (i.e., assumed rate that mortality is expected to reduce over time), which may extend the duration of payments on life contingent contracts beyond our estimates, and reinvestment risk (i.e., a low interest rate environment). Unlike long-term care insurance, structured settlement annuities offer no ability to require additional premiums or reduce benefits.

Life Insurance contracts. Our life reinsurance business typically covers the mortality risk associated with various types of life insurance policies that we reinsure from approximately 135 ceding company relationships where we pay a benefit based on the death of a covered life. At December 31, 2025, we reinsure approximately $32 billion of net amount at risk (i.e., difference between the death benefit and any accrued cash value) from approximately 823,000 policies with an average attained age of 65. In 2025, our incurred claims were approximately $0.4 billion with an average individual claim of approximately $48,000. The covered products substantially include 30-year level term insurance and permanent life insurance. We anticipate a significant portion of the 30-year level term policies, which represent approximately 60% of the net amount of risk, to lapse through 2035 as the policies reach the end of their 30-year level premium period.

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

2025 FORM 10-K 17

The primary cash flow assumptions used in the annual review include:

Morbidity. Morbidity assumptions used in estimating future policy benefit reserves are based on estimates of expected incidences of disability among policyholders and the costs associated with these policyholders asserting claims under their contracts, and these estimates account for any expected future morbidity improvement. For long-term care insurance exposures, estimating expected future costs includes assessments of incidence (probability of a claim), utilization (amount of available benefits expected to be incurred, including the effects of inflation) and continuance (how long the claim will last, including claim terminations due to death or recovery).

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

Included in Insurance losses, annuity benefits and other costs in our Statement of Operations for the years ended December 31, 2025 and 2024, are unfavorable and favorable pre-tax adjustments of $(107) million and $196 million, respectively, from updating the net premium ratio (i.e., the percentage of projected gross premiums required to cover expected policy benefits and related expenses) after updating for actual historical experience each quarter and updating of future cash flow assumptions in the third quarter of each year.

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

Assumption	Hypothetical change in 2025 assumption	Estimated adverse impact to projected present value of future cash flows (In millions, pre-tax)
Morbidity:
Long-term care insurance incidence rates	5% increase in incidence rates	$600
Long-term care insurance claim continuance	5% reduction in disabled life deaths	$1,200
Long-term care insurance utilization	5% increase in utilization	$1,200
Long-term care insurance morbidity improvement	25 basis point reduction by age with 0% floor No morbidity improvement	$300 $1,200
Active life terminations:
Long-term care insurance mortality	5% reduction in mortality	$300
Long-term care insurance future premium rate increases	25% adverse change in success rate on premium rate increase actions not yet approved	$200
Long-term care inflation	0.25% increase to long-term care inflation rate	$100
Life insurance mortality	5% increase in mortality	$100
Structured settlement annuity mortality	Impaired life mortality grades to standard ten years earlier	$300
18 2025 FORM 10-K

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

See Capital Resources and Liquidity and Notes for further information related to our run-off insurance operations.

NEW ACCOUNTING STANDARDS. In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments increase disclosure requirements primarily through enhanced disclosures about types of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) in commonly presented expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, and is required to be applied prospectively with the option for retrospective application. We are currently evaluating the impact that this guidance will have on the disclosures within our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendment establishes a framework for the recognition, measurement, and presentation of government grants received by business entities. The ASU is effective for fiscal years beginning after December 15, 2028 with adoption permitted on a modified prospective, modified retrospective, or retrospective basis. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.

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

2025 FORM 10-K 19

ADJUSTED REVENUE, OPERATING PROFIT AND PROFIT MARGIN (NON-GAAP)	2025	2024
Total revenue (GAAP)	$45,855	$38,702
Less: Insurance revenue (Note 12)	3,533	3,581
Adjusted revenue (Non-GAAP)	$42,322	$35,121

Total costs and expenses (GAAP)	$37,342	$33,346
Less: Insurance cost and expenses (Note 12)	2,541	2,560
Less: U.S. tax equity cost and expenses	20	14
Less: interest and other financial charges(a)	843	986
Less: non-operating benefit cost (income)	(788)	(842)
Less: restructuring & other(a)	(87)	525
Less: goodwill impairments(a)	—	251
Less: separation costs(a)	202	492
Add: noncontrolling interests	(6)	(13)
Adjusted costs (Non-GAAP)	$34,606	$29,348

Other income (loss) (GAAP)	$1,487	$2,264
Less: U.S. tax equity	(169)	(146)
Less: gains (losses) on retained and sold ownership interests and other equity securities(a)	312	532
Less: gains (losses) on purchases and sales of business interests(a)	5	398
Adjusted other income (loss) (Non-GAAP)	$1,339	$1,480

Profit (loss) (GAAP)	$10,000	$7,620
Profit (loss) margin (GAAP)	21.8%	19.7%

Operating profit (loss) (Non-GAAP)	$9,055	$7,253
Operating profit (loss) margin (Non-GAAP)	21.4%	20.7%

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

*Non-GAAP Financial Measure
20 2025 FORM 10-K

ADJUSTED NET INCOME (LOSS) AND ADJUSTED EFFECTIVE INCOME TAX RATE (NON-GAAP)	2025		2024
(Diluted, per-share amounts in dollars)	Income	EPS	Income	EPS
Net income (loss) from continuing operations (GAAP) (Note 18)	$8,598	$8.05	$6,670	$6.09
Insurance net income (loss) (pre-tax)	1,002	0.94	1,025	0.94
Tax effect on Insurance net income (loss)(a)	(125)	(0.12)	(219)	(0.20)
Less: Insurance net income (loss) (net of tax) (Note 12)	877	0.82	806	0.74
U.S. tax equity net income (loss) (pre-tax)	(220)	(0.21)	(191)	(0.17)
Tax effect on U.S. tax equity net income (loss)	259	0.24	235	0.21
Less: U.S. tax equity net income (loss) (net of tax)	38	0.04	44	0.04
Non-operating benefit (cost) income (pre-tax) (GAAP)	788	0.74	842	0.77
Tax effect on non-operating benefit (cost) income	(166)	(0.15)	(177)	(0.16)
Less: Non-operating benefit (cost) income (net of tax)	623	0.58	665	0.61
Gains (losses) on purchases and sales of business interests (pre-tax)(b)	5	—	398	0.36
Tax effect on gains (losses) on purchases and sales of business interests	2	—	(2)	—
Less: Gains (losses) on purchases and sales of business interests (net of tax)	7	0.01	396	0.36
Gains (losses) on retained and sold ownership interests and other equity securities (pre-tax)(b)	312	0.29	532	0.49
Tax effect on gains (losses) on retained and sold ownership interests and other equity securities(a)(c)	(61)	(0.06)	(3)	—
Less: Gains (losses) on retained and sold ownership interests and other equity securities (net of tax)	251	0.23	529	0.48
Restructuring & other (pre-tax)(b)	87	0.08	(525)	(0.48)
Tax effect on restructuring & other	(18)	(0.02)	110	0.10
Less: Restructuring & other (net of tax)	69	0.06	(415)	(0.38)
Goodwill impairments (pre-tax)(b)	—	—	(251)	(0.23)
Tax effect on goodwill impairments	—	—	3	—
Less: goodwill impairments (net of tax)	—	—	(248)	(0.23)
Separation costs (pre-tax)(b)	(207)	(0.19)	(492)	(0.45)
Tax effect on separation costs	129	0.12	349	0.32
Less: Separation costs (net of tax)	(79)	(0.07)	(143)	(0.13)
Adjusted net income (loss) (Non-GAAP)	$6,812	$6.37	$5,035	$4.60

Income from continuing operations before taxes (GAAP)	$10,000		$7,620
Less: Total adjustments above (pre-tax)	1,767		1,338
Adjusted income before taxes (Non-GAAP)	$8,233		$6,282

Provision (benefit) for income taxes (GAAP)	$1,405		$962
Less: Tax effect on adjustments above	(19)		(297)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$1,425		$1,260

Effective income tax rate (GAAP)	14.1%		12.6%
Adjusted effective income tax rate (Non-GAAP)	17.3%		20.1%

(a) Includes related tax valuation allowances. Tax effect on Insurance net income includes valuation allowances for 2025.
(b) See the Corporate & Other and Other Consolidated Information sections for further information.
(c) Includes tax benefits available to offset the tax on gains (losses) on equity securities.
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

*Non-GAAP Financial Measure
2025 FORM 10-K 21

FREE CASH FLOW (FCF) (NON-GAAP)	2025	2024
Cash flows from operating activities (CFOA) (GAAP)	$8,543	$5,817
Add: gross additions to property, plant and equipment and internal-use software	(1,273)	(1,032)
Add: dispositions of property, plant and equipment	123	114
Less: separation cash expenditures	(245)	(800)
Less: Corporate & Other restructuring cash expenditures	(56)	(504)
Free cash flow (FCF) (Non-GAAP)	$7,694	$6,203

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

OTHER FINANCIAL DATA

FIVE-YEAR PERFORMANCE GRAPH
The annual changes for the five-year period shown in the above graph are based on the assumption that $100 had been invested in GE Aerospace common stock, the Standard & Poor’s 500 Stock Index (S&P 500) and the Standard & Poor’s 500 Industrials Stock Index (S&P Industrial) on December 31, 2020, and that all quarterly dividends were reinvested. The cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31 for each year indicated.

With respect to “Market Information,” GE Aerospace common stock is listed on the New York Stock Exchange under the ticker symbol "GE" (its principal market).

As of January 15, 2026, there were approximately 215,000 shareholder accounts of record.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. In March 2024, the Company announced that the Board of Directors had authorized the repurchase of up to $15 billion of common share repurchases. We repurchased 6,404 thousand shares for $2,006 million during the three months ended December 31, 2025 under this authorization. Repurchases under the program after the first quarter of 2026 will be pursuant to a new authorization for up to $20 billion approved by the Board of Directors in December 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorization	Approximate dollar value of shares that may yet be purchased under our share repurchase authorization
(Shares in thousands)

2025
October	306	$313.34	306
November	5,389	316.09	5,389
December	710	291.98	710
Total	6,404	$313.29	6,404	$2,698
*Non-GAAP Financial Measure
22 2025 FORM 10-K

CYBERSECURITY
CYBERSECURITY RISK MANAGEMENT AND STRATEGY. GE Aerospace has developed and implemented a cybersecurity framework intended to assess, identify and manage risks from threats to the security of our information, systems, products and network using a risk-based approach. The framework is informed in part by the National Institute of Standards and Technology (NIST) Cybersecurity Framework and International Organization for Standardization 27001 (ISO 27001) Framework, although this does not imply that we meet all technical standards, specifications or requirements under the NIST or ISO 27001. We are also guided by applicable cybersecurity rules, regulations and contractual commitments related to our role as a defense contractor, such as auditing or assessment by the Defense Contract Management Agency’s Defense Industrial Base Cybersecurity Assessment Center (DIBCAC), a Cybersecurity Maturity Model Certification (CMMC) Certified Third-Party Assessment Organization (C3PAO) and the UK Ministry of Defense.

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
•Cybersecurity incident response plan and testing: We have a cybersecurity incident response plan and dedicated teams to respond to cybersecurity incidents. When a cybersecurity incident occurs or we identify a vulnerability, we have cross-functional teams that are responsible for leading the initial assessment of priority and severity, and external experts may also be engaged as appropriate. GE Aerospace’s cybersecurity teams respond to incidents and seek to improve our cybersecurity incident management plan through periodic tabletops or simulations.
•Training: We provide security awareness training to help our employees understand their information protection and cybersecurity responsibilities. We also provide additional role-based training to some employees based on customer requirements, regulatory obligations and industry risks.
•Supplier risk assessments: We have implemented a third-party risk management process that includes expectations regarding information and cybersecurity. That process, among other things, provides for GE Aerospace to perform cybersecurity assessments on certain suppliers based on an assessment of their risk profile and a related rating process. GE Aerospace also seeks contractual commitments from suppliers that provide key services or have access to sensitive GE Aerospace information and/or systems to appropriately secure and maintain their information technology systems and protect any GE Aerospace information and network access that is provided to them.
•Third-party service providers: We have third-party cybersecurity companies engaged to periodically assess GE Aerospace’s cybersecurity posture, to assist in identifying and remediating risks from cybersecurity threats, and to assist with various incident response workstreams.

We also consider cybersecurity, along with other top risks for GE Aerospace, within our enterprise risk management framework. The enterprise risk management framework includes internal reporting at the business and enterprise levels, with consideration of key risk indicators, trends and countermeasures for cybersecurity and other types of significant risks. In the last fiscal year, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, cash flow or financial condition. We face certain ongoing risks from cybersecurity threats—including heightened threats in connection with the separation of GE Vernova—that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, financial condition or cash flows. Refer to the Risk Factors section (Cybersecurity - Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime, as well as cybersecurity failures, pose risk to our systems, networks, products, solutions, services and data.) for additional information about these risks.

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

GE Aerospace’s management team is ultimately responsible for assessing and managing risks from cybersecurity threats, and in this regard, the CIO leads the Company’s overall cybersecurity function and cybersecurity leadership team. The CIO has extensive experience in the information technology (IT) field and leads the IT strategy and services supporting the Company’s global operation. The CISO has substantial IT experience in the aerospace industry with many years focused on global data protection and cyber security programs. The cybersecurity leadership team meets with senior management to review and discuss GE Aerospace’s cybersecurity program, including emerging cyber risks, threats and industry trends. The cybersecurity leadership team also assists management in supervising efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including by collaborating with internal security personnel and business stakeholders, and incorporating threat intelligence and other information obtained from governmental, public or private sources to inform our cybersecurity technologies and processes.
2025 FORM 10-K 23

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

STRATEGIC RISKS. Strategic risk relates to the Company’s future business plans and strategies, including the risks associated with the global macro-environment; dynamics in the commercial aviation sector; competitive threats; the demand for our products and services and the success of our investments in technology and innovation; impacts of government spending, programs and contracts; climate and environmental factors; the GE spin-offs; capital allocation decisions; acquisitions, dispositions, joint ventures and other inorganic investments; intellectual property; and other risks.

Global macro-environment - Our financial performance and growth are subject to risks related to global economic, political and geopolitical developments or other disruptions to the economy or our business. We serve customers in many countries around the world and receive a significant portion of our revenue from outside the United States. Accordingly, our operations and execution are subject to the effects of global economic trends, geopolitical risks and demand or supply shocks from events such as war or international conflict, a major terrorist attack, natural disasters or actual or threatened public health pandemics or other emergencies. Political developments or policy shifts in areas such as tariffs, export controls, including restrictions on rare earth minerals or other trade barriers, sanctions, technical or local content regulations, currency controls, global tax laws or other laws and policies, have been and may continue to be disruptive and costly to our business. These can interfere with our global operating model, supply chain, production costs, customer relationships and competitive position. Escalation of tariffs or any other specific trade tensions, including intensified decoupling between the U.S. and China, or in global trade conflict more broadly could be harmful to global economic growth or to our business in or with China or other countries. Our operations and performance are also affected by local and regional economic environments, supply chain constraints and policies in the U.S. and other markets that we serve, including factors such as inflationary pressures, interest rates, economic growth rates, the availability of skilled labor, monetary policy, exchange rates, currency volatility, commodity prices and sovereign debt levels. For example, inflationary or other pressures that cause our material or labor costs to increase can adversely affect our profitability and cash flows, particularly when we are unable to increase customer contract values or pricing to offset those pressures. Deterioration of economic conditions or outlooks, such as lower rates of investment, lower economic growth, recession or fears of recession in the U.S., Europe, China or other key markets, may adversely affect the demand for or profitability of our products and services, and the impact from developments outside the U.S. on our business performance can be significant given the extent of our global activities. Increased geopolitical tensions and outbreaks of armed conflict, as well as sanctions or other measures imposed in response, have in the past and in the future may cause disruption and instability in global markets, particular regions or countries, supply chains or commercial activity that adversely impact our business, financial condition, results of operations and cash flows and pose reputational risks. In addition, market uncertainty and volatility in various geographies may be magnified as a result of shifts in trade, economic and other policies. We also do business in emerging market jurisdictions where economic, political and legal risks are heightened and the operating environments are complex.

Commercial aviation sector - Our financial performance is dependent on the condition of the commercial aviation sector and our partners, suppliers and customers in that sector. A substantial portion of our business is directly tied to economic conditions in the commercial aviation sector, which has historically been cyclical in nature. Capital spending and demand for aircraft engines, aviation products and aftermarket parts and services by commercial airlines, lessors, other aircraft owners or operators and airframers are influenced by a wide variety of factors, including current and predicted traffic levels, passenger and cargo load factors, aircraft fuel prices, labor costs and other issues, airline consolidation, bankruptcies and restructuring activities, competition, the retirement of older aircraft, changes in production schedules, production capabilities and capacities of airframers, regulatory oversight and changes, regulatory certification timing, environmental regulations and related impacts, terrorism and related security concerns, aircraft safety incidents, general economic conditions (including inflationary pressures and new or increased tariffs), tightening of credit in financial markets, corporate profitability, cost reduction efforts and remaining performance obligation levels. Any of these factors could have a negative impact on new orders or on agreements for the sale of our products and services given the long-term nature of those arrangements and could reduce our sales and profit margins. Other factors, including future terrorist actions, aviation safety concerns, public health crises or major natural disasters, could also dramatically reduce the demand for commercial air travel, which could negatively impact our sales and profit margins. We also have dependencies on our suppliers and partners for commercial engine programs to develop, manufacture and service engine parts and components, and on the major airframers that we supply to timely and successfully develop, certify, commercialize and sell aircraft powered by our engines. Supply chain capacity shortfalls and disruptions, including for new parts and services, continue to pose challenges and risks for our business as well as other industry participants. Developments that reduce the flying public’s demand for travel could adversely affect future growth in commercial air traffic capacity and the demand for or profitability of our products and services. Additionally, because a substantial portion of product deliveries to commercial aviation customers are scheduled for delivery in the future, changes in economic conditions can cause customers to request that orders be rescheduled or canceled. Spare parts sales and aftermarket service trends are affected by similar factors, including usage, pricing, new product offerings, technological improvements, regulatory changes and the retirement of older aircraft. Furthermore, because of the lengthy research and development cycle involved in bringing new engine platforms and other products to market, we cannot predict the economic conditions that will exist when any new product is ready to enter into service. A reduction in spending in the commercial aviation sector, or challenges for key industry participants, could have a significant effect on the demand for
24 2025 FORM 10-K

our products and services, which could have a material adverse effect on our competitive position, results of operations, financial condition or cash flows.

Competitive environment - We are dependent on the maintenance of existing product lines and service relationships, acceptance by our customers of new product and service introductions, competitive pricing and other terms, and technology and innovation leadership for revenue and earnings growth. The segments in which we, other engine manufacturers and airframers operate, are highly competitive in terms of pricing, product and service quality, product development and entry into service, product durability, customer service, financing terms, the ability to respond to shifts in market demand and the ability to attract and retain skilled talent at all levels, including senior leadership. Our long-term operating results and competitive position depend substantially upon our ability to continue to improve or upgrade current products and services, to have our engines power leading existing and new aircraft platforms, to cultivate, maintain and grow long-term customer relationships and to increase our productivity over time as we perform on long-term service agreements. Our competitive position and success also depend on our ability to develop, introduce, and market new and innovative technology, products, services and platforms, such as the RISE program suite of technologies. The research and development cycle involved in bringing new products to market is often lengthy, it is inherently difficult to predict the economic conditions or competitive dynamics that will exist when any new product is complete, and our investments, to the extent they result in bringing a product to market, may generate weaker returns than we anticipated at the outset. Our capacity to invest in research and development efforts to advance our technologies, products and services, or to otherwise invest in emerging technologies or partner with other industry players, also depends on the financial resources that we have available for such investment relative to other capital allocation priorities. Under-investment in research and development and innovation, or investment in technologies that prove to be less competitive in the future (at the expense of alternative investment opportunities not pursued), could lead to loss of sales of our products or services in the future due to the long product development cycles in our business. The amounts that we do invest in research and development efforts may not lead to the development of new technologies or products on a timely basis or meet the needs of our customers as fully as competitive offerings, and we may face impairment charges for contract fulfillment costs that are capitalized as nonrecurring engineering costs if we determine recovery of the costs is not probable (see Note 1).

Our business is also subject to technological change and advances, such as growth in industrial automation and increased digitization. In addition, our use of emerging and evolving technologies such as artificial intelligence and machine learning, which we expect to continue to increase over time, presents business, reputational and legal and compliance risks, including risks related to data sourcing, design flaws, integration issues, security threats, privacy protections and the ability to develop sufficient protection measures. Artificial intelligence technologies are rapidly developing, and our business may be adversely affected if we cannot successfully integrate these technologies into our business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner. The introduction of innovative and disruptive technologies in the segments in which we operate also poses risks in the form of new competitors, market consolidation, substitutions of existing products, services or solutions, niche players, new business models and competitors that are faster to market with new or more cost-effective products or services. Existing and new competitors offer parts or services for our installed base, and if the customers that purchase our products and services select our competitors or we otherwise fail to maintain or renew service relationships, this can erode our revenue and profitability.

Government programs and contracts - Our business is subject to risks from changes in government spending and policies that can adversely affect our business strategy or financial performance, in addition to risks related to regulations and compliance with government contracts. Our defense business is heavily influenced by the spending and policy actions of the U.S. federal government, as well as allied governments that rely on U.S. suppliers to provide products and services important to their national defense. Changes in U.S. or other government defense spending, including as a result of changes in policy, budgetary positions or priorities in connection with elections or otherwise, can negatively impact the results and growth prospects of our defense business. U.S. defense spending levels are difficult to predict and may be impacted by numerous factors such as the evolving nature of the national security threat environment, U.S. national security strategy, U.S. foreign policy, the domestic political environment, macroeconomic conditions and the ability of the U.S. government to enact relevant legislation such as authorization and appropriations bills. Changes in government priorities and funding related to the future of combat, such as greater reliance on uncrewed aircraft systems, could also adversely affect the demand for our defense products and services. In addition, government customers often may modify, curtail or terminate their contracts and subcontracts with us either at their convenience or for default based on performance. The termination of one or more of our government contracts, or the occurrence of performance delays, cost overruns (due to inflation or otherwise), product failures, shortages in materials, components or labor, or other failures to perform to customer expectations and contract requirements could negatively impact our reputation, competitive position and financial results and under new policies could require changes to our investment plans, capital allocation or executive compensation. In addition, our government contracts are subject to extensive procurement regulations, and new regulations or changes to existing requirements could increase our compliance costs. We are also subject to U.S. and other government inquiries and investigations that can arise in connection with internal or external audits regarding our quality systems, manufacturing operations, costs that we determine are allowable or reimbursable under government contracts or other matters. Failure to comply with provisions of our government contracts or other applicable laws and regulations can lead to civil or criminal enforcement under the U.S. False Claims Act or similar enforcement legislation, including potentially significant financial penalties, suspension or debarment against new business and reputational harm.

Climate and environmental factors - Our business and financial performance may be adversely affected by climate and environmental factors, including changes in regulations, customer demand, technologies and extreme weather. Environmental and climate-related laws or regulations, including regulations on greenhouse gas emissions caps, carbon pricing and taxes, energy taxes, product fuel efficiency standards and mandatory disclosure obligations, as well as industry actions in response, continue to evolve and reflect a range of views among global regulators and other stakeholders; these may present risks to our business and financial results and increase our operational and compliance expenditures and those of our customers and suppliers. In addition, we
2025 FORM 10-K 25

face, along with others across the aerospace sector, increasing demand for transitioning to lower emission technologies, including low to no carbon products and services, the use of alternative energy and fuel sources and climate adaptation products and services. The aerospace sector’s ambition to reduce carbon emissions over the coming decades is likely to depend in part on technologies that are not yet developed, deployed or widely adopted today, and it will likely require a combination of changes such as continued technological innovation in the fuel efficiency of engines, expanded use of low carbon fuels and the development of electric flight and hydrogen-based aviation technologies. The risk of insufficient availability, or higher cost, of low carbon fuels may compromise the pace and degree of emissions reduction. Our success in advancing these ambitions will depend in part on the actions of governments, regulators and other market participants to invest in infrastructure, create appropriate market incentives and to otherwise support the development of new technologies. We also face risks as our competitors may develop these new technologies before we do, their new technologies may be deemed by our customers to be superior to technologies we may develop, and their technologies may otherwise gain industry acceptance in advance of or instead of our products. In addition, as we and our competitors develop increasingly low-emissions technologies, demand for our older offerings may decrease or become nonexistent. We may also face climate-related reputational and litigation risks, which could adversely affect our business. Lastly, an increase in the frequency and severity of acute extreme weather events could damage our and our suppliers’ facilities, products and other assets, and cause disruptions to our business and operations, supply chain and distribution networks, and could negatively impact the businesses of our partners, subcontractors, service providers, distributors and customers. Any of the foregoing could materially decrease our revenue and materially increase our costs and expenses.

Inorganic investments - Our success in meeting strategic, operational and financial objectives can depend on our performance in evaluating and executing on acquisitions, integrations, dispositions, joint ventures and other inorganic investments. With respect to acquisitions and business integrations, dispositions, separations, joint ventures and other inorganic investments, we may not complete announced transactions on a timely basis or at all (including as a result of regulatory approvals), and we also may not achieve expected returns, financial or operational synergies or other benefits on a timely basis or at all as a result of changes in strategy, integration challenges, investment risk or other factors. Acquisitions may require us to use more financial, operational and other resources on integration and implementation activities than we expect, and we may not be able to successfully integrate acquired businesses or assets into our existing operations or realize the expected economic or operational benefits. Further, acquired businesses may present risks and unforeseen difficulties that can arise in integrating operations and systems and in retaining and assimilating employees. Declines in the value of equity interests or other assets that we sell can diminish the cash proceeds that we realize, and we may dispose of businesses or assets at a price or on terms that are less favorable than we had anticipated. Dispositions or other business separations also often involve continued financial or operational involvement in the divested business, such as through current or contingent financial or operational obligations or liabilities. Under these arrangements, performance by the divested businesses or other conditions outside our control could materially affect our future financial results. Evaluating or executing on all types of potential or planned portfolio transactions can divert senior management time and resources from other pursuits. We also participate in a number of joint ventures with other companies or government enterprises in various markets around the world, including joint ventures where we have a lesser or minimal degree of control over the business operations, which expose us to additional operational, financial, reputational, legal or compliance risks. Furthermore, as our and our joint venture partners’ strategies change or general conditions involving a joint venture and its intended purposes evolve, we may not be able to exit or wind down any unfavorable joint ventures on acceptable terms, without financial or other concessions to our joint venture partners or at all.

GE spin-offs - The completed GE HealthCare and GE Vernova separations entail certain risks and potential liabilities, including the risk that one or both is determined to be a taxable transaction. The GE HealthCare and GE Vernova separations were effected through spin-offs that were intended to be tax-free for the Company and its shareholders for U.S. federal income tax purposes. If either of the GE HealthCare or GE Vernova separation transactions were ultimately determined to be taxable, the Company would incur a significant tax liability, and the distributions to the Company’s shareholders would become taxable and the independent companies might incur income tax liabilities. In addition, the Company may be exposed to additional risks, including potential liabilities pursuant to agreements entered into in connection with the spin-offs, the credit support provided to GE Vernova in the event that GE Vernova is unable to perform the underlying obligations (see Note 24) and the various restructuring and business transformation actions that have brought changes across the Company’s organizational structure, senior leadership, functional alignment, outsourcing and other areas. Any of these risks could result in a material adverse effect on the Company’s business, reputation, results of operations, financial condition and cash flows.

Intellectual property - Our intellectual property portfolio may not prevent others from independently developing products and services comparable or competitive to ours, and we may be negatively impacted by intellectual property enforcement or external dependencies. Our patents and other intellectual property may not prevent others from independently developing or selling products and services comparable or competitive to ours, and there can be no assurance that the resources invested by us to protect our intellectual property will be sufficient to adequately prevent infringement, misappropriation or other improper use of our technology, particularly in certain markets outside the U.S. where strong intellectual property protection mechanisms are lacking. Trademark licenses of the GE brand in connection with dispositions, including in connection with the separations of GE HealthCare and GE Vernova, may negatively impact the overall value of the brand in the future. We also face potential competition in countries where our patent portfolio may be insufficient to protect against infringement in the markets in which we operate. If we are not able to protect or enforce our intellectual property rights, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected. We also face attempts, both internally from insider threats and externally from cyber-attacks, to gain unauthorized access to our IT systems or products for the purpose of improperly acquiring our trade secrets or other confidential, proprietary information. In addition, we have observed an increase in the use of social engineering tactics by bad actors attempting to access systems storing certain of our trade secrets and other confidential, proprietary information. The theft or unauthorized use or publication of our trade secrets or other confidential, proprietary information as a result of such incidents could adversely affect our competitive
26 2025 FORM 10-K

position and the value of certain of our investments in research and development. In addition, we are subject to the enforcement of patents and other asserted intellectual property rights by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities and others. Regardless of their merit, addressing such claims can be expensive and time-consuming, and may present challenges for our business. Claims that we have infringed third-party intellectual property rights could result in us being enjoined from offering some of our products and services or bringing to market new products and services and require us to pay substantial damages. The value of, or our ability to use, our intellectual property may also be negatively impacted by dependencies on third parties, such as our ability to obtain or renew on reasonable terms, or at all, licenses from such third parties, or our ability to secure or retain ownership or sufficient rights to use data in certain software analytics or services offerings.

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

Product safety and quality - Our products and services are highly sophisticated and specialized, and a major failure or quality issue affecting our products or third-party products with which our products are integrated can adversely affect our business, reputation, financial position, results of operations and cash flows. We produce highly sophisticated products, including commercial and defense aircraft engines, integrated engine components and electric power and aircraft systems, and we provide specialized services for products that incorporate or use complex or leading-edge technology, including both hardware and software. Accordingly, the adverse impact of product safety or quality issues can be significant. Actual or perceived design, production, performance, durability or other product safety or quality issues related to new product introductions or existing product lines can result in financial and reputational harm to our business. In addition, a catastrophic product failure or similar event resulting in injuries or death, a fleet grounding or other systemic consequences could have a material adverse effect on our business, reputation, financial position, cash flows and results of operations. Even when there have not been significant or widespread product failures in the field, many of our products and services must function under demanding operating conditions and meet exacting and evolving certification, performance, reliability and durability standards that we, our customers or regulators adopt. Developing and maintaining products that meet or exceed these standards can be costly and technologically challenging and may also involve extensive coordination of suppliers and highly skilled labor from thousands of workers. A failure to deliver products and services that meet these standards could have significant adverse financial, competitive or reputational effects. Technical, mechanical and other failures occur from time to time, whether as a result of human factors, manufacturing or design defects, or operational process or production issues attributable to us, our customers, suppliers, third-party integrators or others.

In some circumstances we have also incurred, and in the future we may incur, increased costs, delayed payments or lost equipment or services revenue in connection with a significant issue with a third-party product with which our products are integrated, or if parts or other components that we incorporate in our products have defects or other quality issues. For example, a prolonged aircraft grounding, certification or production delays or other adverse developments with aircraft powered by our engines can pose risks to our business. There can be no assurance that the operational processes around sourcing, product design, manufacture, performance and servicing that we or our customers or other third parties have designed to meet rigorous regulatory and quality standards will be sufficient to prevent us or our customers or other third parties from experiencing operational process or product failures and other problems, including through human factors, manufacturing or design defects, process or other failures of contractors, third-party suppliers, service providers or brokers, cyber-attacks or other intentional acts, software vulnerabilities or malicious software, that could result in potential product, safety, quality, regulatory or environmental risks.

Supply chain - Significant input shortages, supplier capacity constraints, supplier or customer production disruptions, supplier quality and sourcing issues or price increases have increased, and may continue to increase, our operating costs and can adversely impact the competitive positions of our products. Our reliance on third-party suppliers, partners, contract manufacturers and service providers and on commodity markets to secure raw materials, parts, components and sub-systems used in our products exposes us to volatility in the prices and availability of these materials, parts, components, systems and services. As our supply chains are complex and extend into many different countries and regions around the world, we are also subject to global economic and geopolitical dynamics and risks associated with exporting components manufactured in particular countries for incorporation into finished products completed in other countries. We operate in a supply-constrained environment and are facing, and may continue to face, supply-chain shortages, inflationary pressures, shortages of skilled labor, transportation and logistics challenges and manufacturing disruptions that impact our revenue, profitability and timeliness in fulfilling customer orders. We anticipate supply chain pressures across our business will continue to challenge and adversely affect our operations and financial performance for some period of time. For example, successfully executing the significant delivery ramp for new unit production and servicing in connection with the growth of newer engine platforms such as LEAP depends in part on our suppliers having access to the materials, skilled labor and production capacity they require and making timely deliveries to us, as well as meeting the required safety, quality and performance standards for aerospace applications. In addition, some of our suppliers or their sub-suppliers are limited- or sole-source suppliers, and our ability to meet our obligations to customers depends on the performance, product quality, continued product availability, viability and stability of such suppliers. We also have dependencies on key internal manufacturing or other facilities. Disruptions in deliveries, capacity constraints, production disruptions up- or down-stream, price increases, or decreased availability of raw materials or commodities, including as a result of war, natural disasters, actual or threatened public health pandemics or emergencies, governmental, legislative or regulatory actions (including international trade controls or other restrictions on the use of particular materials or suppliers), or other business continuity events, adversely affect our operations and, depending on the length and severity of the disruption, can limit our ability to meet our commitments to customers or significantly impact our operating profit or cash flows. Further, a prolonged disruption at a significant supplier or discontinuation of an important material, part, component or system can
2025 FORM 10-K 27

require us to identify and qualify a new supplier or develop other manufacturing or production alternatives; this can require substantial time to implement, particularly if it involves new regulatory certifications, and can lead to costs or delays that adversely impact our production timelines, fulfillment of customer contracts, revenue, profitability, cash flows and reputation. Quality, capability, compliance and sourcing issues experienced by third-party providers can also adversely affect our costs, profitability and the quality and effectiveness of our products and services and result in liability and reputational harm. The harm to us could be significant if, for example, a quality issue at a supplier or with components that we integrate into our products results in a widespread quality issue across one of our product lines or our installed base. In addition, our suppliers may experience cyber-related attacks, which could negatively impact their ability to meet their delivery obligations to us and in turn have an adverse effect on our ability to meet our commitments to customers.

Operational execution - Operational challenges in the execution of our business plans could have a material adverse effect on our business, reputation, financial position, results of operations and cash flows. Our financial results depend on the successful execution of our business plans and commercial arrangements across all steps of the product and service life cycle. We seek to improve our operations and execution on an ongoing basis, and our ability to make the desired improvements is an important factor in our profitability and overall financial performance. For example, we often enter into long-term service agreements in connection with significant contracts for the sale of our products and services (see Note 1). In connection with these agreements, we must accurately estimate our costs associated with delivering the products, product durability and reliability, and the provision of services over time in order to be competitive and to generate acceptable returns on our investments. A failure to accurately estimate, plan for or execute our business plans may adversely affect our delivery of products and services in line with our projected financial performance or cost estimates, and ultimately may result in excess costs, build-up of inventory that becomes obsolete, lower profit margins and an erosion of our competitive position. We also face operational risks in connection with launching or ramping newer product platforms, such as the LEAP or GE9X engines. For example, the anticipated significant growth of the LEAP installed base and services in the coming years will require considerable effort and execution to meet the delivery, performance, durability, time on wing and repair turnaround time expectations of customers. As we introduce newer product platforms and technologies, we seek to reduce the costs of these products over time through our experience and other measures, including the introduction of new designs, technologies, manufacturing methods and suppliers. Risks related to engineering, our supply chain, the availability of skilled labor, potential strikes or other labor disruptions, product quality, performance or durability, the cost of producing complex materials or components, regulatory approvals, timely delivery or other aspects of operational execution can adversely affect our ability to achieve those cost reductions and to meet contractual obligations and customers’ expectations, as well as our business plan objectives. In addition, many of our customer contracts are complex and contain provisions that could cause us to be liable for liquidated or actual damages and incur unanticipated expenses with respect to the timely delivery, functionality, deployment, operation and durability of our products, solutions and services. Operational failures that result in product safety or quality problems or potential environmental, health or other risks could have a material adverse effect on our business, reputation, financial position, cash flows and results of operations.

Cybersecurity - Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted attacks, as well as failures, pose risk to our and many critical third parties' systems, networks, products, solutions, services and data. Increased global cybersecurity requirements, vulnerabilities, threats, computer viruses and more sophisticated and targeted cyber-related attacks such as ransomware, as well as cybersecurity failures resulting from human or technological errors, pose risk to the security of our and our customers', partners', suppliers' and third-party service providers' infrastructure, products, systems and networks and the confidentiality, availability and integrity of GE Aerospace and customers' data, as well as associated financial and reputational risks. The perpetrators of such attacks include sophisticated malicious actors, including states and state-affiliated actors targeting critical infrastructure. The risks in this area continue to grow, and we expect cyberattacks will continue to accelerate on a global basis in frequency and impact as threat actors increasingly use artificial intelligence and other techniques to circumvent security controls, evade detection and remove forensic evidence. As a result, there can be no assurance that our cybersecurity risk management processes, including our policies and controls, will be effective in promptly or effectively detecting, containing or remediating cybersecurity attacks, which may result in material harm to our systems, information or business.

We have experienced, and expect to continue to experience, cyberattacks of varying degrees of sophistication and various cybersecurity incidents, such as distributed denial of service attacks and phishing attacks that resulted in unauthorized access to systems and data. While to date no incidents have materially impacted our business, there is no guarantee that material incidents will not occur in the future. It may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. This may inhibit our ability to provide prompt, full and reliable information about the incident to our customers, suppliers, regulators and the public. A significant cyber-related attack against us, a key third-party system or a network that we use, or in our sector, such as an attack on commercial aircraft (even if such an attack does not involve our products, services or systems), could adversely affect our business. We assess and monitor our suppliers’ cybersecurity practices, but our suppliers from time to time still experience and will continue to experience cybersecurity incidents that compromise data and/or disrupt their operations and may adversely impact our business. The increasing degree of interconnectedness that we have with our partners, suppliers and customers also poses a risk to the security of our network as well as the larger ecosystem in which we operate. In addition, we may acquire companies with cybersecurity vulnerabilities or unsophisticated security measures, which in turn would expose us to cybersecurity, operational, and financial risks. Our risk mitigation efforts may fail to prevent, detect and limit the impact of cyber-related attacks, and we remain vulnerable to known and unknown cybersecurity threats.

The continued adoption of new technologies across our business and by our customers and suppliers, including emerging technologies, system migrations and network transitions, also increases our exposure to cybersecurity threats. Any vulnerability or compromise in our or a third-party product (for example, open-source software) exposes our systems, networks, software or connected products to malicious actors that seek to misuse our products, steal intellectual property, misappropriate sensitive, confidential or personal data, or
28 2025 FORM 10-K

create safety risks or unavailability of equipment. In addition, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy in relation to our networks, infrastructure and products, we regularly identify and track cybersecurity vulnerabilities. We are not always able to comprehensively apply patches or mitigating measures or ensure that patches are applied before vulnerabilities can be exploited. We also have access to sensitive, classified, confidential or personal data or information that is subject to privacy and security laws, regulations or customer-imposed controls. We are vulnerable to security breaches; theft; misplaced, lost or corrupted data; programming errors; misconfigurations; employee errors (including as a result of social engineering/phishing); and/or malfeasance (including misappropriation by insiders or departing employees) that may compromise sensitive, classified, confidential or personal data or information; improper use of our systems, software solutions or networks; unauthorized access, use, disclosure, modification or destruction of or denial of access to information; vulnerable products; production downtimes; and operational disruptions. In addition, a cybersecurity incident that impacts our partners, suppliers or customers could compromise our systems and impact our intellectual property, personal data or other confidential information, or result in production downtimes and operational disruptions that could cause us to breach our commitments to customers. Any security vulnerability or malicious software in a product used by a partner or supplier to deliver a service or embedded in a product that is later integrated into a GE Aerospace product could lead to a vulnerability in the security of GE Aerospace’s product or, if used internally in our network environment, to a compromise of the GE Aerospace network, which may lead to the loss of information or operational disruptions.

Cybersecurity and data privacy laws are rapidly evolving, vary significantly by country, and present increasing compliance challenges. We periodically receive regulatory inquiries regarding specific incidents or aspects of our cybersecurity framework, which can increase costs, affect competitiveness, and expose us to fines, penalties, or reputational risks. Expanding global cybersecurity requirements, such as the Department of War's NIST and Cybersecurity Maturity Model Certification requirements, also impose additional obligations on us and our suppliers, heightening the risk of noncompliance, operational disruptions and regulatory enforcement. In addition, cybersecurity incidents can result in other negative consequences, regardless of whether the direct effects of an incident are significant, including damage to our reputation or competitiveness, restoration and remediation costs, increased digital infrastructure or related costs that are not covered by insurance, and costs or fines arising from litigation or regulatory investigations or actions. While we carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

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

Customers and counterparties - Global economic, industry-specific or other developments that weaken the financial condition, soundness or continuity of significant customers, governments, government programs or other parties we deal with can adversely affect our business, results of operations and cash flows. Our business and operating results have been, and will continue to be, affected by worldwide economic conditions, including conditions in the aerospace and defense sector. Activity in our sector is also particularly influenced by the actions of a small group of large original equipment manufacturers, as well as large airlines in various geographies. We have significant business with, and credit exposure to, some of our largest customers and accordingly our performance can be adversely affected by challenges that individual customers or the industry faces related to factors such as competition, regulatory oversight and certifications, the need for cost reduction, financial stability and soundness, supply chain or labor shortages or disruptions, production schedules, the cost of jet fuel, the availability of aircraft leasing and financing alternatives, interest rates, the retirement of older aircraft and other dynamics affecting the original equipment and aftermarket service markets, or by a significant disruption of air travel demand. Further, changes in the relative value of various national currencies (especially the reduction in the valuation of a home currency against the value of currencies used to purchase and maintain aircraft and aircraft engines) may impact our customers and other industry participants. Existing or potential customers may delay or cancel plans to purchase our products and services and may not be able to fulfill their obligations to us in a timely fashion or at all as a result of certification delays or production challenges, business deterioration, cash flow shortages or difficulty obtaining funding or due to macroeconomic conditions, geopolitical disruptions, changes in law or other challenges that they face. The airline industry has historically been highly cyclical, and sustained economic growth and political stability in both developed and emerging markets are principal factors underlying long-term air traffic growth; the current macroeconomic and geopolitical environment and the potential for recession or armed conflict pose risks to the rate of that growth. A potential future disruption in connection with a terrorist incident, war, cyberattack, actual or threatened public health pandemic or emergency or recessionary economic environment that results in the loss of business and leisure traffic could also adversely affect our customers, their ability to fulfill their obligations to us in a timely fashion or at all, demand for our products and services and the viability of a customer’s business. (See also Risk Factors - Commercial aviation sector.) In addition, our customers include governmental entities within and outside the U.S., including the U.S. federal government. Sustained and increased funding from government customers supports research, new product development, production and aftermarket business for our defense business, and a variety of domestic and international political, macroeconomic and geopolitical factors, including recession, and changes in priorities, as well as our relationship with government customers, can materially affect their willingness and ability to secure budget support and fund these activities year after year. If there is significant deterioration in the global economy, in our sector, in financial markets or with particular significant counterparties, our results of operations, financial position and cash flows could be materially adversely affected.

2025 FORM 10-K 29

Run-off insurance and banking operations - We continue to have exposure to our run-off insurance operations and Bank BPH mortgage portfolio in Poland. While in recent years we have greatly reduced the scope of GE's former financial services operations, we continue to retain significant exposure to legacy insurance and other financial services operations that will run off over a long period of time and, in the event of future adverse developments, could cause funding or liquidity stress. For example, it is possible that results of our statutory testing of insurance reserves in future years will require additional capital contributions to our insurance subsidiaries. Our statutory testing of insurance reserves is subject to a variety of assumptions, including assumptions about inflation, the discount rate (which is sensitive to changes in market interest rates), morbidity, mortality and future long-term care premium increases. Future adverse changes to these assumptions (to the extent not offset by any favorable changes to these assumptions) could result in an increase to future policy benefit reserves and, potentially, to the amount of capital we are required to contribute to our insurance subsidiaries (as discussed in the Other Items - Insurance section within the MD&A). In addition, we have exposure to various financial counterparties that pose credit and other risks in the event of insolvency or other default. For example, a portion of our run-off insurance operations’ assets are held in trust accounts associated with reinsurance contracts. For our UFLIC subsidiary, such trust assets are currently held in trusts for the benefit of insurance company subsidiaries of Genworth, which has stated in the past that it will not bolster the capital position of its insurance subsidiaries. Solvency or other concerns about Genworth or its insurance company subsidiaries may cause those subsidiaries or their regulators to take or attempt to take actions that could adversely affect UFLIC, including control over assets in the relevant trusts. It is also possible that additional contingent liabilities and loss estimates for Bank BPH, in connection with the ongoing litigation in Poland related to its portfolio of residential mortgage loans denominated in or indexed to foreign currencies (see Note 24), will need to be recognized (or loss estimates may increase in the future) and will require additional capital contributions. Regulatory requirements and agreements with respect to our run-off insurance operations and Bank BPH require us to maintain adequate levels of capital and could require additional infusion of capital if the required levels are not maintained. Though we may consider strategic options to accelerate the further reduction in the size of these remaining financial services operations, such options may not be viable or attractive because of the associated cash payments, financial charges or other adverse effects. There can be no assurance that future liabilities, losses or impairments to the carrying value of assets within our financial services operations would not materially and adversely affect our business, financial position, cash flows or results of operations.

Borrowings & liquidity - We may face risks related to the refinancing of our debt, particularly in severely adverse market conditions, and future credit rating downgrades could adversely affect our liquidity, funding costs and related margins. We intend to maintain an investment-grade long-term credit rating, but there can be no assurance that we will not face future credit rating downgrades as a result of factors such as a change in business strategy or financial performance, or changes in rating application or methodology. Future credit rating downgrades could adversely affect our cost of funds, liquidity and competitive position, and external conditions in the financial and credit markets may limit our ability to incur debt or refinance our existing debt at particular times or on commercially reasonable terms. In addition, if we are unable to generate cash flows in accordance with our plans or face unforeseen needs for capital, we may adopt changes to our capital allocation plans (such as plans related to the timing or amounts of investments or capital expenditures, share repurchases or dividends) or take other actions. Further, our pension and other post-retirement benefit obligations are exposed to economic factors, such as changes in interest rates, investment performance of plan assets, and health care costs, which could increase our leverage and adversely impact our liquidity. For additional discussion about our credit ratings, financial conditions and related considerations, refer to the Capital Resources and Liquidity section within MD&A. For discussion regarding how our financial statements have been and can be affected by our pension and healthcare benefit obligations, see Note 13.

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

Regulatory - We are subject to a wide variety of laws, regulations and government policies that require ongoing compliance efforts and may change in significant ways. Our business is subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies that require ongoing compliance efforts. There can be no assurance that laws, regulations and policies will not be changed or interpreted or enforced in ways that will require us to modify our business models and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs or prohibiting them outright. In particular, trends globally toward increased protectionism, import and export controls, required licenses or authorizations to engage in business with certain countries or entities, the use of tariffs, restrictions on outbound investment and other trade barriers can result in actions by the U.S. government and governments around the world that have been and may continue to be disruptive and costly to our business, and can interfere with our global operating model and weaken our competitive position. Changes in product design and certification, production or maintenance requirements could lead to additional costs or compliance requirements that could negatively impact our business or competitive position. In addition, changes in environmental and climate laws, regulations or policies (including emissions pricing and taxes, emissions standards or sustainable finance, among others) affecting the aerospace and defense sector could lead to additional costs or compliance requirements, a need for additional investment in product designs, require carbon offset investments or otherwise negatively impact our business or competitive position. Other legislative and regulatory areas of significance for our business that U.S. and non-U.S. governments have focused and continue to focus on include cybersecurity, data privacy and sovereignty, artificial intelligence, anti-corruption, competition law, public procurement law, compliance with complex trade controls and economic sanctions laws, technical regulations or local content requirements that could result in market access criteria that our products cannot or do not meet, restrictions related to per- and polyfluoroalkyl substances (PFAS), foreign exchange intervention in response to currency volatility and currency controls that could restrict the movement of liquidity from particular jurisdictions. We are also subject to ongoing tax audits in various jurisdictions, and tax authorities may disagree with positions we have taken and assess additional taxes that could be material. Developments in a tax audits, administrative appeals, litigation or the relevant laws or tax authority interpretations, including changes to taxation of global income, may have an effect on our operations, liquidity, cash flows,
30 2025 FORM 10-K

capital requirements, effective tax rate, tax liabilities and financial performance. For example, past or new legislative or regulatory measures by U.S. federal, state or non-U.S. governments, or rules, interpretations or audits under new or existing tax laws such as global minimum taxes or other changes to the treatment of global income, could increase our cash tax costs and effective tax rate. Regulation or government scrutiny may impact the requirements for marketing our products and slow our ability to introduce new products, resulting in an adverse impact on our business. Furthermore, we make sales to U.S. and non-U.S. governments and other public sector customers, and we participate in various governmental financing programs, that require us to comply with strict governmental regulations. As a U.S. government contractor, we are also subject to risks relating to U.S. government audits and investigations that in the past have led, and in the future may lead, to cash withholds, fines, damages or other penalties under civil or criminal laws. Inability to comply with applicable regulations could adversely affect our status with government customers or our ability to participate in projects and could have collateral consequences such as suspension or debarment. Suspension or debarment, depending on the entity involved and length of time, can limit our ability to bid on or perform U.S. government contracts or business with other government-related customers, and this could adversely affect our results of operations, financial position and cash flows.

Legal proceedings - We are subject to a variety of legal proceedings, disputes, investigations and legal compliance risks, including contingent liabilities from businesses that we have exited or are inactive. We are subject to a variety of legal proceedings, commercial disputes, legal compliance risks and environmental, health and safety compliance risks in virtually every part of the world. We, our representatives and our industry are subject to continuing scrutiny by regulators, other governmental authorities and private sector entities or individuals in the U.S., the European Union and other jurisdictions, which have led or may, in certain circumstances, lead to enforcement actions, adverse changes to our business practices, fines and penalties, required remedial actions such as contaminated site clean-up or other environmental claims, or the assertion of private litigation claims and damages that could be material. For example, we remain subject to shareholder lawsuits related to the Company’s financial performance, accounting and disclosure practices and related legacy matters from several years ago. We also from time to time are involved in commercial discussions, disputes or proceedings in which, given the nature of our business that often involves large equipment and service orders and long-term commercial relationships, the claims asserted can be for significant amounts. Additionally, like many other industrial companies, we and our subsidiaries are defendants in lawsuits claiming losses and injuries related to alleged exposure by workers and others to asbestos, polychlorinated biphenyls (PCBs) or other hazardous materials. The estimation of legal reserves or possible losses involves significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in litigation, disputes and investigations, and the actual losses arising from particular matters may exceed our current estimates and adversely affect our financial results. The risk management and compliance programs we have adopted and related actions that we take may not fully mitigate legal and compliance risks that we face, particularly in light of the global and diverse nature of our operations and the current enforcement environments in many jurisdictions. For example, when we investigate potential noncompliance under U.S. and non-U.S. law involving our employees, partners or third parties we work with, in some circumstances we make self-disclosures about our findings to the relevant authorities who may pursue or decline to pursue enforcement proceedings against us in connection with those matters. We are also subject to material trailing legal liabilities from businesses that we have exited or are inactive. We also expect that additional legal proceedings and other contingencies will arise from time to time. Moreover, we sell products and services in growth markets where claims arising from alleged violations of law, product failures or other incidents involving our products and services are adjudicated within legal systems that are less developed and less reliable than those of the U.S. or other more developed markets, and this can create additional uncertainty about the outcome of proceedings before courts or other governmental bodies in those markets. See Note 24 for further information about legal proceedings and other loss contingencies.

LEGAL PROCEEDINGS. Refer to Legal Matters and Environmental, Health and Safety Matters in Note 24 to the consolidated financial statements for further information relating to our legal matters.

2025 FORM 10-K 31

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With our participation, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2025, based on the framework and criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report follows.

/s/ H. Lawrence Culp, Jr.	/s/ Rahul Ghai
H. Lawrence Culp, Jr.	Rahul Ghai
Chairman and Chief Executive Officer	Chief Financial Officer
January 29, 2026

DISCLOSURE CONTROLS. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of December 31, 2025. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

32 2025 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of General Electric Company (operating as GE Aerospace)

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial position of General Electric Company (operating as GE Aerospace) and subsidiaries (the "Company") as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Given the complexity involved with evaluating the estimates, which includes significant judgment necessary to estimate future costs, auditing these key assumptions required a high degree of auditor judgment and extensive audit effort, including the involvement of professionals with specialized skills and industry knowledge.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures over the key assumptions within the estimates described above related to the amount and timing of revenue recognition of the long-term service agreements included the following, among others:

•We tested the effectiveness of controls related to the revenue recognition process for the long-term service agreements, including controls over management’s estimates.
•We evaluated management’s risk assessment process through observation of key meetings and processes, including inspection of documentation, addressing contract status and current market conditions including the timely incorporation of changes that affect total estimated costs to complete the contract.
2025 FORM 10-K 33

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

Future policy benefits - Refer to Notes 1 and 12 to the financial statements

Critical Audit Matter Description
The liability for future policy benefits as of December 31, 2025 is based on current assumptions applied to the underlying policy cash flows. The liability for future policy benefits includes $25,792 million for long term care policies.

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

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
January 29, 2026
We have served as the Company's auditor since 2020.

34 2025 FORM 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of General Electric Company (operating as GE Aerospace)

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of General Electric Company (operating as GE Aerospace) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated January 29, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Cincinnati, Ohio
January 29, 2026

2025 FORM 10-K 35

STATEMENT OF OPERATIONS
(In millions; per-share amounts in dollars)	2025	2024	2023
Sales of equipment	$12,159	$10,274	$9,318
Sales of services	30,163	24,847	22,641
Insurance revenue (Note 12)	3,533	3,581	3,389
Total revenue	45,855	38,702	35,348

Cost of equipment sold	12,382	10,341	9,900
Cost of services sold	16,586	13,967	13,039
Selling, general and administrative expenses	4,088	4,437	4,045
Separation costs	202	492	692
Research and development	1,580	1,286	1,011
Interest and other financial charges	843	986	1,029
Insurance losses, annuity benefits and other costs (Note 12)	2,449	2,429	2,886
Goodwill impairments (Note 7)	—	251	—
Non-operating benefit cost (income)	(788)	(842)	(978)
Total costs and expenses	37,342	33,346	31,625

Other income (loss) (Note 19)	1,487	2,264	6,718

Income (loss) from continuing operations before income taxes	10,000	7,620	10,441
Benefit (provision) for income taxes (Note 15)	(1,405)	(962)	(994)
Net income (loss) from continuing operations	8,595	6,657	9,448
Income (loss) from discontinued operations, net of taxes (Note 2)	103	(91)	(3)
Net income (loss)	8,698	6,566	9,445
Less net income (loss) attributable to noncontrolling interests	(6)	11	(37)
Net income (loss) attributable to the Company	8,704	6,556	9,482
Preferred stock dividends and other	—	—	(295)
Net income (loss) attributable to common shareholders	$8,704	$6,556	$9,188

Amounts attributable to common shareholders
Net income (loss) from continuing operations	$8,595	$6,657	$9,448
Less net income (loss) attributable to noncontrolling interests,
continuing operations	(6)	(13)	(1)
Net income (loss) from continuing operations attributable to the Company	8,601	6,670	9,449
Preferred stock dividends and other	—	—	(295)
Net income (loss) from continuing operations attributable
to common shareholders	8,601	6,670	9,154
Net income (loss) from discontinued operations attributable
to common shareholders	103	(114)	33
Net income (loss) attributable to common shareholders	$8,704	$6,556	$9,188

Earnings (loss) per share from continuing operations (Note 18)
Diluted earnings (loss) per share	$8.05	$6.09	$8.33
Basic earnings (loss) per share	$8.11	$6.15	$8.41

Net earnings (loss) per share (Note 18)
Diluted earnings (loss) per share	$8.14	$5.99	$8.36
Basic earnings (loss) per share	$8.20	$6.04	$8.44

36 2025 FORM 10-K

STATEMENT OF FINANCIAL POSITION
December 31 (In millions)	2025	2024
Cash, cash equivalents and restricted cash	$12,392	$13,619
Investment securities (Note 3)	—	982
Current receivables (Note 4)	11,773	9,327
Inventories, including deferred inventory costs (Note 5)	11,868	9,763
Current contract assets (Note 8)	3,511	2,982
All other current assets (Note 9)	1,052	962
Current assets	40,596	37,635

Investment securities (Note 3)	38,788	37,741
Property, plant and equipment – net (Note 6)	7,987	7,277
Goodwill (Note 7)	9,060	8,538
Other intangible assets – net (Note 7)	4,225	4,257
Contract and other deferred assets (Note 8)	4,920	4,831
All other assets (Note 9)	15,277	13,910
Deferred income taxes (Note 15)	7,459	7,111
Assets of discontinued operations (Note 2)	1,855	1,841
Total assets	$130,169	$123,140

Short-term borrowings (Note 10)	$1,686	$2,039
Accounts payable (Note 11)	10,078	7,909
Progress collections (Note 8)	7,662	6,695
Contract liabilities and deferred income (Note 8)	10,333	9,353
Sales discounts and allowances (Note 14)	4,037	3,475
All other current liabilities (Note 14)	5,185	4,920
Current liabilities	38,980	34,392

Deferred income (Note 8)	1,065	1,013
Long-term borrowings (Note 10)	18,808	17,234
Insurance liabilities and annuity benefits (Note 12)	36,894	36,209
Non-current compensation and benefits	6,833	7,035
All other liabilities (Note 14)	7,276	6,376
Liabilities of discontinued operations (Note 2)	1,413	1,317
Total liabilities	111,271	103,576

Common stock (1,048,766,702 and 1,073,692,183 shares outstanding at December 31, 2025 and December 31, 2024, respectively) (Note 16)	15	15
Accumulated other comprehensive income (loss) – net attributable to the Company (Note 16)	(4,798)	(3,861)
Other capital	23,599	24,266
Retained earnings	87,663	80,488
Less common stock held in treasury	(87,801)	(81,566)
Total shareholders’ equity	18,677	19,342
Noncontrolling interests	221	223
Total equity	18,898	19,564
Total liabilities and equity	$130,169	$123,140

2025 FORM 10-K 37

STATEMENT OF CASH FLOWS
For the years ended December 31 (In millions)	2025	2024	2023
Net income (loss)	$8,698	$6,566	$9,445
Net (income) loss from discontinued operations activities	(103)	91	3
Adjustments to reconcile net income (loss) to cash from (used for) operating activities:
Depreciation and amortization of property, plant and equipment (Note 6)	863	834	797
Amortization of intangible assets (Note 7)	357	350	382
Goodwill impairments (Note 7)	—	251	—
(Gains) losses on equity securities (Note 19)	(508)	(719)	(5,846)
Principal pension plans (benefit) cost (Note 13)	(655)	(653)	(755)
Principal pension plans employer contributions	(211)	(210)	(184)
Other postretirement benefit plans (net)	(230)	(299)	(348)
Provision (benefit) for income taxes (Note 15)	1,405	962	994
Cash recovered (paid) during the year for income taxes (Note 15)	(739)	(334)	(1,041)
Changes in operating working capital:
Decrease (increase) in current receivables	(2,437)	(1,076)	(210)
Decrease (increase) in inventories, including deferred inventory costs	(1,981)	(1,528)	(1,321)
Decrease (increase) in current contract assets	(511)	(112)	(27)
Increase (decrease) in contract liabilities and current deferred income	1,066	1,066	1,226
Increase (decrease) in progress collections	838	531	242
Increase (decrease) in accounts payable	1,993	688	713
Increase (decrease) in sales discounts and allowances (Note 14)	562	(266)	(203)
All other operating activities	136	(326)	743
Cash from (used for) operating activities – continuing operations	8,543	5,817	4,609
Cash from (used for) operating activities – discontinued operations	(6)	(1,107)	580
Cash from (used for) operating activities	8,537	4,710	5,189

Additions to property, plant and equipment and internal-use software	(1,273)	(1,032)	(862)
Dispositions of property, plant and equipment	123	114	60
Proceeds from principal business dispositions	—	499	—
Net cash from (payments for) principal businesses purchased	(360)	(135)	(41)
Sales of retained ownership interests	—	5,250	9,004
Net (purchases) dispositions of insurance investment securities (Note 3)	425	(963)	(986)
All other investing activities	309	(4,289)	519
Cash from (used for) investing activities – continuing operations	(776)	(556)	7,693
Cash from (used for) investing activities – discontinued operations	(377)	(1,110)	(3,726)
Cash from (used for) investing activities	(1,153)	(1,666)	3,967

Net increase (decrease) in borrowings (maturities of 90 days or less)	25	2	(71)
Newly issued debt (maturities longer than 90 days)	1,985	—	—
Repayments and other debt reductions (maturities longer than 90 days)	(1,811)	(788)	(3,282)
Dividends paid to shareholders	(1,452)	(1,008)	(589)
Redemption of preferred stock	—	—	(5,795)
Purchases of common stock for treasury	(7,551)	(5,827)	(1,233)
All other financing activities	120	992	459
Cash from (used for) financing activities – continuing operations	(8,682)	(6,628)	(10,511)
Cash from (used for) financing activities – discontinued operations	—	(98)	1,899
Cash from (used for) financing activities	(8,682)	(6,726)	(8,613)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	201	(193)	120
Increase (decrease) in cash, cash equivalents and restricted cash	(1,097)	(3,875)	664
Cash, cash equivalents and restricted cash at beginning of year	15,880	19,755	19,092
Cash, cash equivalents and restricted cash at December 31	14,782	15,880	19,755
Less cash, cash equivalents and restricted cash of discontinued operations at December 31	(1,126)	(1,327)	(3,762)
Cash, cash equivalents and restricted cash of continuing operations at December 31	$13,657	$14,553	$15,993
Supplemental disclosure of cash flows information
Cash paid during the year for interest	$(882)	$(969)	$(1,067)
38 2025 FORM 10-K

STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31 (In millions)	2025	2024	2023
Net income (loss)	$8,698	$6,566	$9,445
Less: net income (loss) attributable to noncontrolling interests	(6)	11	(37)
Net income (loss) attributable to the Company	$8,704	$6,556	$9,482

Currency translation adjustments	(43)	2,131	2,274
Benefit plans	(882)	(1,128)	(4,747)
Investment securities and cash flow hedges	749	(1,016)	968
Long-duration insurance contracts	(761)	2,284	(2,371)
L Less: other comprehensive income (loss) attributable to noncontrolling interests	—	(17)	2
Other comprehensive income (loss) attributable to the Company	$(937)	$2,289	$(3,878)

Comprehensive income (loss)	$7,761	$8,838	$5,569
Less: comprehensive income (loss) attributable to noncontrolling interests	(6)	(7)	(35)
Comprehensive income (loss) attributable to the Company	$7,767	$8,845	$5,604

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31 (In millions)	2025	2024	2023
Common stock issued	$15	$15	$15

Beginning balance	(3,861)	(6,150)	(2,272)
Currency translation adjustments	(43)	2,151	2,270
Benefit plans	(882)	(1,120)	(4,745)
Investment securities and cash flow hedges	749	(1,026)	968
Long-duration insurance contracts	(761)	2,284	(2,371)
Accumulated other comprehensive income (loss)	$(4,798)	$(3,861)	$(6,150)
Beginning balance	24,266	26,962	34,173
Gains (losses) on treasury stock dispositions	(1,048)	(3,028)	(1,845)
Stock-based compensation	371	361	355
Other changes(a)	9	(29)	(5,721)
Other capital	$23,599	$24,266	$26,962
Beginning balance	80,488	86,553	83,001
Net income (loss) attributable to the Company	8,704	6,556	9,482
Dividends and other transactions with shareholders(b)	(1,529)	(12,599)	(5,937)
Other	—	(21)	6
Retained earnings	$87,663	$80,488	$86,553
Beginning balance	(81,566)	(79,976)	(81,209)
Purchases	(7,406)	(5,826)	(1,244)
Dispositions	1,170	4,236	2,477
Common stock held in treasury	$(87,801)	$(81,566)	$(79,976)

GE Aerospace shareholders' equity balance	18,677	19,342	27,403
Noncontrolling interests balance(c)	221	223	1,202
Total equity balance at December 31	$18,898	$19,564	$28,605

(a) Included a decrease of $5,795 million, substantially all in Other capital related to our redemption of GE preferred stock in the year ended December 31, 2023.
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

2025 FORM 10-K 39

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

Beginning in the first quarter of 2025, we changed the terminology used to report our earnings from “Earnings” to “Net income.” The change in terminology does not impact the amounts reported in the financial statements. Comparative periods have been renamed to reflect this change for consistency. We have reclassified certain prior-year amounts to conform to the current-year’s presentation. Unless otherwise noted, tables are presented in U.S. dollars in millions. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in millions. Earnings per share amounts are computed independently for net income from continuing operations, net income from discontinued operations and net income. As a result, the sum of per-share amounts may not equal the total. Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. Certain of our operations have been presented as discontinued. We present businesses whose disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results as discontinued operations when the components meet the criteria for held for sale, are sold, or spun-off. See Notes 2 for further information.

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

REVENUE FROM THE SALE OF SERVICES. Spare Parts. We sell certain tangible products, largely spare parts, through our services businesses. We recognize revenue and bill our customers at the point in time that the customer obtains control of the good, which is when we deliver the spare part to the customer. In some cases, our contracts give rise to variable consideration in the form of volume discounts, contractual not-to-exceed limits, or product durability discounts, which we incorporate into our estimate of transaction price using the expected value method. Delivery is measured using either proof of delivery or estimated based on historical averages of in-transit periods (time between shipment and delivery).

40 2025 FORM 10-K

Long-term Services Agreements. We enter into long-term services agreements with our customers primarily within our Commercial Engines and Services segment. These agreements require us to provide maintenance, overhauls and standby "warranty-type" services, which generally range from 10 to 25 years. We account for items that are integral to the maintenance of the equipment as part of our performance obligation, unless the customer has a substantive right to make a separate purchasing decision.

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

NONRECURRING ENGINEERING COSTS. We incur contract fulfillment costs for engineering and development of products directly related to existing contracts with customers, primarily in our Defense & Propulsion Technologies segment. If we determine the costs are for development of products for a specific customer and there is a high probability of recovery from future sales to that customer, we capitalize the costs we incur, excluding early-stage costs which are expensed as research and development. Capitalized nonrecurring engineering costs are included in Contract and other deferred assets in our accompanying Statement of Financial Position and are amortized to Cost of equipment sold ratably over each unit sold. We periodically assess the recoverability of capitalized nonrecurring engineering costs and, if we determine the costs are no longer probable of recovery, the asset is impaired. See Note 8 for further information.

RESEARCH AND DEVELOPMENT (R&D). Research and development includes costs incurred for experimentation, design, development and testing, as well as bid and proposal efforts related to government products and services, which are expensed as incurred unless the costs are related to certain contractual arrangements with customers. We enter certain research and development arrangements that meet the requirement for best efforts research and development accounting. Accordingly, the amounts funded by third parties are recognized as an offset to our research and development expense rather than as revenue.

COLLABORATIVE ARRANGEMENTS. We enter into collaborative arrangements with manufacturers and suppliers of components used to build and maintain certain engines. Under these arrangements, we and our collaborative partners share in the risks and rewards of these programs through various revenue, cost and profit-sharing payment structures. We recognize revenue and costs for these arrangements based on the scope of work we are responsible for transferring to our customers. Our net payments to participants are primarily recorded as either cost of services sold ($4,941 million, $4,144 million and $3,781 million for the years ended December 31, 2025, 2024 and 2023, respectively) or as cost of equipment sold ($946 million, $784 million and $663 million for the years ended December 31, 2025, 2024 and 2023, respectively).

2025 FORM 10-K 41

EQUITY METHOD INVESTMENTS. Equity method investments are investments in entities in which we do not have a controlling financial interest, but over which we have significant influence. Significant influence typically exists if we have a 20% to 50% ownership interest in the investee. Equity method investments are assessed for other-than-temporary impairment when events occur, or circumstances change that indicate it is more likely than not the fair value of the asset is below its carrying value. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in net income in the current period. Equity method investments are recognized within All other assets in our Statement of Financial Position. Where we adopt the fair value option for an investment, we recognize the investment within Investment Securities in our Statement of Financial Position. Our share of the results of equity method investments is recognized within Other income (loss) in our Statement Comprehensive Income (Loss) since the activities of the investee are closely aligned with our operations. See Notes 3, 9, and 26 for further information.

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

GOVERNMENT INCENTIVES. We receive grants and incentives from various federal, state, local, and foreign governments in exchange for compliance with certain conditions relating to our activities in a specific jurisdiction which encourage investment, job creation and retention, and environmental objectives including emissions reductions. We recognize government grants as a reduction to the related expense or asset when there is reasonable assurance that the Company will comply with the conditions of the grant, the grant is received or is probable of receipt and the amount is determinable. Government grants resulted in reductions of $98 million, $117 million and $99 million to research and development expense and $38 million, $1 million and $6 million to cost of services sold for the years ended December 31, 2025, 2024 and 2023, respectively.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH. Cash, cash equivalents and restricted cash include cash on hand, demand deposits and short-term cash investment that are highly liquid in nature and have original maturities of three months or less, including debt securities and money market instruments unless classified as available-for-sale investment securities. Restricted cash primarily comprised funds restricted in connection with certain ongoing litigation matters and amounted to an insignificant amount at both December 31, 2025 and 2024.

INVESTMENT SECURITIES. We report investments in available-for-sale debt securities and certain equity securities at fair value. Unrealized gains and losses on available-for-sale debt securities are recorded to other comprehensive income, net of applicable taxes. Unrealized gains and losses on equity securities with readily determinable fair values are recorded to net income.

Although we generally do not have the intent to sell any specific debt securities in the ordinary course of managing our portfolio, we may sell debt securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements and the funding of claims and obligations to policyholders.

We regularly review investment securities for impairment. For debt securities, if we do not intend to sell the security or it is not more likely than not that we will be required to sell the security before recovery of our amortized cost, we evaluate qualitative criteria, such as the financial health of and specific prospects for the issuer, to determine whether we do not expect to recover the amortized cost basis of the security. We also evaluate quantitative criteria including determining whether there has been an adverse change in expected future cash flows. If we do not expect to recover the entire amortized cost basis of the security, we consider the security to contain an expected credit loss, and we record the difference between the security’s amortized cost basis and its recoverable amount in net income as an allowance for credit loss and the difference between the security’s recoverable amount and fair value in other comprehensive income. If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, the security is considered impaired, and we recognize the entire difference between the security’s amortized cost basis and its fair value in net income. See Note 3 for further information.

CURRENT RECEIVABLES. Amounts due from customers arising from the sales of equipment and services are recorded at the outstanding amount, less allowance for losses. We regularly monitor the recoverability of our receivables. See Note 4 for further information.

ALLOWANCE FOR CREDIT LOSSES. When we record customer receivables and contract assets arising from revenue transactions, as well as commercial and residential mortgage loans and reinsurance recoverables in our run-off insurance operations, financial guarantees and certain commitments, we record an allowance for credit losses for the current expected credit losses inherent in the asset over its expected life. The allowance for credit losses is a valuation account deducted from the amortized cost basis of the assets to present their net carrying value at the amount expected to be collected. Each period, the allowance for credit losses is adjusted through net income to reflect expected credit losses over the remaining lives of the assets. We evaluate debt securities with unrealized losses to determine whether any of the losses arise from concerns about the issuer’s credit or the underlying collateral and record an allowance for credit losses, if required.

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

42 2025 FORM 10-K

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

INCOME TAXES. Provisions for U.S. federal, state and local, and non-U.S. income taxes are calculated on reported net income before income taxes based on current tax law and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently receivable or payable because certain items of income and expense are recognized in different time periods for financial reporting purposes than for income tax purposes.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carryforwards, and are stated at enacted tax rates expected to be in effect when those taxes are paid or recovered. Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating net income and available tax planning strategies. To the extent we consider it more likely than not that a deferred tax asset will not be recovered, a valuation allowance is established. Deferred taxes, as needed, are provided for our investment in affiliates and associated companies when we plan to remit those earnings. See Note 15 for further information.

2025 FORM 10-K 43

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

Future policy benefit reserves represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums. The liability is measured for each group of contracts (i.e., cohorts) using current cash flow assumptions. As a run-off insurance operation consisting substantially all of reinsurance, contracts are grouped into cohorts by legal entity and product type, based on the date the reinsurance contract was consummated. Future policy benefit reserves are adjusted each period as a result of updating lifetime net premium ratios for differences between actual and expected experience with the retroactive effect of those variances recognized in current period net income. We review at least annually in the third quarter, future policy benefit reserves cash flow assumptions, except related claim expenses which remain locked-in, and if the review concludes that the assumptions need to be updated, future policy benefit reserves are adjusted retroactively based on the revised net premium ratio using actual historical experience, updated cash flow assumptions, and the locked-in discount rate with the effect of those changes recognized in current period net income.

As our insurance operations are in run-off, the locked-in discount rate is used for the computation of interest accretion on future policy benefit reserves recognized in net income. However, cash flows used to estimate future policy benefit reserves are also discounted using an upper-medium grade (i.e., low credit risk) fixed-income instrument yield reflecting the duration characteristics of the liabilities and is updated each reporting period with changes recorded in Accumulated other comprehensive income (loss) (AOCI). As a result, changes in the current discount rate at each reporting period are recognized as an adjustment to AOCI and not net income each period, whereas, changes relating to cash flow assumptions are recognized in the Statement of Operations.

Liabilities for investment contracts equal the account value, that is, the amount that accrues to the benefit of the contract or policyholder including credited interest and assessments through the financial statement date. See Note 12 for further information.

POSTRETIREMENT BENEFIT PLANS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories, principal pension plans, other pension plans and principal retiree benefit plans. We use a December 31 measurement date for these plans. On our Statement of Financial Position, we measure our plan assets at fair value and the obligations at the present value of the estimated payments to plan participants. Participants earn benefits based on their service and pay. If a participant is no longer accumulating new benefits under a plan (frozen plan), the benefits are based on their service and pay at the point in time that the plan was frozen.Those estimated future payment amounts are determined based on assumptions. Differences between our actual results and what we assumed are recorded in a separate component of equity each period. These differences are amortized into net income over the remaining average future service of active employees or the expected life of inactive participants, as applicable, who participate in the plan. See Note 13 for further information.

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

44 2025 FORM 10-K

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

Annually, we conduct reviews of our primary pricing vendors to validate that the inputs used in the vendors' pricing processes are deemed to be market observable as defined in the standard. We believe that the prices received from our pricing vendors are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the hierarchy. We use non-binding broker quotes and other third-party pricing services as our primary basis for valuation when there is limited, or no, relevant market activity for a specific instrument or for other instruments that share similar characteristics. Debt securities priced in this manner are included in Level 3.

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

2025 FORM 10-K 45

ADOPTIONS OF NEW ACCOUNTING STANDARDS. In 2025, we adopted Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This standard also requires further disaggregation of income taxes paid by federal, state, and foreign taxes, and by individual jurisdictions exceeding a specific thresholds. Refer to Note 15 for further information.

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

We have continuing involvement with GE Vernova primarily through ongoing sales of products, a transition services agreement, through which GE Aerospace and GE Vernova continue to provide certain services to each other for a period of time following the separation, a separation and distribution agreement, including performance and financial guarantees, a tax matters agreement and a trademark licensing agreement. For the year ended December 31, 2025, we had direct and indirect sales of $350 million to GE Vernova, primarily related to engine sales and parts. We collected net cash of $874 million related to the transition services agreement and sales of engines and parts for the year ended December 31, 2025.

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

We had continuing involvement with GE HealthCare primarily through a transition services agreement, which was completed as of December 31, 2024, through which GE Aerospace and GE HealthCare continued to provide certain services to each other for a period of time following the separation. In addition, we have a tax matters agreement and a trademark licensing agreement. For the year ended December 31, 2025, we collected net cash of $56 million related to these activities, primarily in the first quarter of 2025.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. The estimate of total losses for borrower litigation at Bank BPH was $2,334 million and $2,461 million as of December 31, 2025 and 2024, respectively, with the decrease driven by utilization offset by foreign exchange movements. No incremental contributions from GE Aerospace were required for the year ended December 31, 2025. For further information about factors that are relevant to the estimate of total losses for borrower litigation at Bank BPH, see Note 24. Future changes or adverse developments could increase our estimate of total losses and potentially require future cash contributions to Bank BPH.

The Bank BPH financing receivable portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields and estimates with respect to ongoing borrower litigation. At December 31, 2025, the total portfolio had no carrying value, net of a valuation allowance. Income (loss) related to ongoing borrower litigation was insignificant in pre-tax charges for the year ended December 31, 2025 and zero for the year ended December 31, 2024.

RESULTS OF DISCONTINUED OPERATIONS For the year ended December 31, 2025	GE Vernova	Bank BPH & Other	Total
Total revenue	$—	$—	$—
Cost of equipment and services sold	—	—	—
Other income, costs and expenses	—	(47)	(47)

Net Income (loss) of discontinued operations before income taxes	—	(47)	(47)
Benefit (provision) for income taxes	125	9	134
Net Income (loss) of discontinued operations, net of taxes	125	(38)	87

Gain (loss) on disposal before income taxes	—	16	16
Benefit (provision) for income taxes	—	—	—
Gain (loss) on disposal, net of taxes	—	16	16

Net Income (loss) from discontinued operations, net of taxes	$125	$(22)	$103
46 2025 FORM 10-K

For the year ended December 31, 2024	GE Vernova	Bank BPH & Other	Total
Total revenue	$7,244	$—	$7,244
Cost of equipment and services sold	(6,074)	—	(6,074)
Other income, costs and expenses	(1,299)	(21)	(1,320)

Net Income (loss) of discontinued operations before income taxes	(129)	(21)	(150)
Benefit (provision) for income taxes	27	13	40
Net Income (loss) of discontinued operations, net of taxes	(102)	(8)	(110)

Gain (loss) on disposal before income taxes	—	21	21
Benefit (provision) for income taxes	—	(1)	(1)
Gain (loss) on disposal, net of taxes	—	19	19

Net Income (loss) from discontinued operations, net of taxes	$(102)	$12	$(91)

For the year ended December 31, 2023	GE Vernova	Bank BPH & Other	Total
Total revenue	$33,265	$—	$33,265
Cost of equipment and services sold	(28,205)	—	(28,205)
Other income, costs and expenses	(5,306)	(1,301)	(6,607)

Net Income (loss) of discontinued operations before income taxes	(246)	(1,301)	(1,547)
Benefit (provision) for income taxes(a)	(171)	1,710	1,539
Net Income (loss) of discontinued operations, net of taxes	(417)	409	(8)

Gain (loss) on disposal before income taxes	—	6	6
Benefit (provision) for income taxes	—	—	—
Gain (loss) on disposal, net of taxes	—	6	6

Net Income (loss) from discontinued operations, net of taxes	$(417)	$414	$(3)
(a) Includes a tax benefit related to GE Healthcare for the year ended December 31, 2023 relating to a retroactive 2023 Internal Revenue Service (IRS) guidance concerning foreign tax credits and accounting method changes, completion of the 2022 U.S. federal tax return, as well as net tax benefit resulting from preparatory steps for the spin-off.

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	December 31, 2025	December 31, 2024
Cash, cash equivalents and restricted cash(a)	$1,126	$1,327
Current receivables	35	13
Property, plant, and equipment - net	26	40
All other assets	648	438
Deferred income taxes	21	24
Assets of discontinued operations(b)	$1,855	$1,841

Accounts payable	$35	$30
Non-current compensation and benefits	32	33
All other liabilities	1,347	1,254
Liabilities of discontinued operations(b)	$1,413	$1,317
(a) Included $1,123 million and $1,324 million of cash, cash equivalents and restricted cash related to Bank BPH as of December 31, 2025 and 2024, respectively. The decrease was primarily driven by purchases of investment securities to meet liquidity needs, which are recorded in All Other Assets.
(b) Included $1,389 million and $1,594 million of valuation allowances against financing receivables held for sale, of which $1,389 million and $1,517 million related to estimated borrower litigation losses, and $945 million and $944 million in All other liabilities related to estimated borrower litigation losses for Bank BPH’s foreign currency-denominated mortgage portfolio as of December 31, 2025 and 2024, respectively. Accordingly, total estimated losses related to borrower litigation were $2,334 million and $2,461 million as of December 31, 2025 and 2024, respectively, with the decrease driven by utilization offset by foreign exchange movements. The valuation allowance completely offsets the financing receivables balance as of December 31, 2025 and 2024.

NOTE 3. INVESTMENT SECURITIES. Our current investment securities were zero and $982 million as of December 31, 2025 and 2024, respectively. Our AerCap senior note matured during the fourth quarter of 2025.

Substantially all of our non-current investment securities are held within our run-off insurance operations and support the long-duration insurance liabilities. The portfolio includes debt securities, which substantially all are investment grade, and are classified as available-for-sale.

2025 FORM 10-K 47

	December 31, 2025				December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt
U.S. corporate	$27,658	$825	$(1,969)	$26,513	$28,456	$546	$(2,309)	$26,692
Non-U.S. corporate	2,909	41	(242)	2,707	2,970	23	(302)	2,691
State and municipal	2,751	46	(192)	2,605	2,409	22	(235)	2,196
Mortgage and asset-backed	5,202	69	(121)	5,151	5,007	47	(183)	4,870
Government and agencies	1,015	4	(95)	924	1,180	4	(118)	1,066
Equity	887	—	—	887	225	—	—	225
Non-current investment securities	$40,422	$985	$(2,619)	$38,788	$40,248	$641	$(3,148)	$37,741

The amortized cost of debt securities excludes accrued interest of $473 million and $473 million at December 31, 2025 and 2024, respectively, which is reported in All other current assets.

The estimated fair value of non-current investment securities at December 31, 2025 increased since December 31, 2024, primarily due to lower market yields partially offset by net proceeds from debt/equity securities sales and redemptions.

Total estimated fair value of debt securities in an unrealized loss position were $18,484 million and $21,876 million, of which $14,656 million and $14,011 million had gross unrealized losses of $(2,525) million and $(2,795) million and have been in a loss position for 12 months or more at December 31, 2025 and 2024, respectively. The majority of our U.S. and non-U.S. corporate securities' gross unrealized losses were in the consumer, electric, technology, communication and energy industries. The majority of our commercial mortgage-backed securities and asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

For the years ended December 31	2025	2024	2023
Net unrealized gains (losses) for equity securities with readily determinable fair value (RDFV)	$313	$320	$6,413
Proceeds from debt/equity securities sales and redemptions	4,922	9,099	12,595
Gross realized gains on debt securities	35	75	52
Gross realized losses and impairments on debt securities	(76)	(66)	(66)

Cash flows associated with purchases, dispositions and maturities of insurance investment securities are as follows:

For the years ended December 31	2025	2024
Purchases of investment securities	$(4,050)	$(7,132)
Dispositions and maturities of investment securities	4,475	6,168
Net (purchases) dispositions of insurance investment securities	$425	$(963)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at December 31, 2025 are as follows:

	Amortized cost	Estimated fair value
Within one year	$843	$847
After one year through five years	3,460	3,561
After five years through ten years	5,269	5,498
After ten years	24,762	22,845
We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

In addition to the equity securities described above, we held $1,911 million and $1,439 million of equity securities without RDFV including $1,881 million and $1,410 million within our run-off insurance operations at December 31, 2025 and 2024, respectively, that are classified within All other assets in our Statement of Financial Position. Fair value adjustments, net of impairments, recorded in income were $194 million, $159 million and $70 million for the years ended December 31, 2025, 2024 and 2023, respectively. These are primarily limited partnership investments in private equity, infrastructure and real estate funds that are measured at net asset value per share (or equivalent) as a practical expedient to estimated fair value and are excluded from the fair value hierarchy. These limited partnership investments are generally not eligible for redemption and generally cannot be sold without approval of the general partner. Distributions from each fund will be received as the underlying investments of the funds are liquidated at the discretion of the general partner. These investments are generally considered illiquid and our ability to receive the most recent net asset value in a sale would be determined by external market factors.

48 2025 FORM 10-K

Our run-off insurance operations have approximately $800 million of assets held by states or other regulatory bodies in statutorily required deposit accounts, and approximately $29,900 million of assets held in trust accounts associated with reinsurance contracts and reinsurance security trust agreements in place between either Employers Reassurance Corporation (ERAC) or Union Fidelity Life Insurance Company (UFLIC) as the reinsuring entity and a number of ceding insurers. Assets in these trusts are held by an independent trustee for the benefit of the ceding insurer, and are subject to various investment guidelines as set forth in the respective reinsurance contracts and trust agreements. Some of these trust agreements may allow a ceding company to withdraw trust assets from the trust and hold these assets on its balance sheet, in an account under its control for the benefit of ERAC or UFLIC which might allow the ceding company to exercise investment control over such assets.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES
December 31	2025	2024
Customer receivables	$9,269	$7,385
Revenue sharing and other partner receivables(a)	1,322	1,113
Non-income based tax receivables	165	128
Supplier advances	867	546
Receivables from disposed businesses	34	99
Other sundry receivables	209	162
Allowance for credit losses	(94)	(106)
Total current receivables	$11,773	$9,327
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

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs, to facilitate sales, or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $133 million and $494 million in the years ended December 31, 2025 and 2024, respectively, related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in the Commercial Engines & Services segment, the Company has no continuing involvement; fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice value and due date.

LONG-TERM RECEIVABLES
December 31	2025	2024
Long-term customer receivables	$173	$122
Supplier advances	94	50
Sundry receivables	105	106
Allowance for credit losses	(96)	(85)
Total long-term receivables	$276	$194

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

December 31	2025	2024
Raw materials and work in process	$9,354	$7,372
Finished goods	1,542	1,459
Deferred inventory costs(a)	972	932
Inventories, including deferred inventory costs	$11,868	$9,763
(a) Represents deferred labor and overhead costs on time and material service contracts and other costs of products and services for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	Depreciable lives	Original Cost		Net Carrying Value
December 31	(in years)	2025	2024	2025	2024
Land and improvements	8	$139	$131	$137	$129
Buildings, structures and related equipment	8 - 40	3,295	3,146	1,411	1,369
Machinery and equipment	4 - 20	12,757	11,533	4,432	3,851
Leasehold costs and manufacturing plant under construction	1 - 10	1,197	1,084	989	872
ROU operating lease assets				1,018	1,057
Property, plant and equipment - net		$17,388	$15,894	$7,987	$7,277

2025 FORM 10-K 49

	Property, plant and equipment additions			Depreciation and amortization
December 31	2025	2024	2023	2025	2024	2023
Commercial Engines & Services	$498	$431	$343	$402	$370	$356
Defense & Propulsion Technologies	184	135	145	153	150	147
Corporate and Other(a)	471	353	278	307	314	294
Total	$1,153	$920	$766	$863	$834	$797
(a) Includes supply chain

Operating Lease Liabilities. Our current operating lease liabilities, included in All other current liabilities in our Statement of Financial Position were $280 million and $283 million, as of December 31, 2025 and 2024, respectively. Our non-current operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $783 million and $822 million, as of December 31, 2025 and 2024, respectively. Substantially all of our operating leases have remaining lease terms of 10 years or less, some of which may include options to extend.

OPERATING LEASE EXPENSE	2025	2024	2023
Long-term (fixed)	$309	$326	$364
Long-term (variable)	30	111	26
Short-term	47	45	115
Total operating lease expense	$385	$482	$506

MATURITY OF LEASE LIABILITIES	2026	2027	2028	2029	2030	Thereafter	Total
Undiscounted lease payments	$278	$221	$176	$154	$117	$377	$1,323
Less: imputed interest							(260)
Total lease liability as of December 31, 2025							$1,063

SUPPLEMENTAL INFORMATION RELATED TO OPERATING LEASES	2025	2024	2023
Operating cash flows used for operating leases	$329	$352	$427
Right-of-use assets obtained in exchange for new lease liabilities	238	196	275
Weighted-average remaining lease term	7.6 years	7.8 years	7.7 years
Weighted-average discount rate	4.7%	4.6%	4.5%

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

	Commercial Engines & Services	Defense & Propulsion Technologies	Total
Balance at December 31, 2023	$6,472	$2,476	$8,948
Goodwill impairment	—	(251)	(251)
Goodwill adjustments(a)	(131)	(28)	(159)
Balance at December 31, 2024	$6,341	$2,197	$8,538
Goodwill acquisition	—	148	148
Goodwill adjustments(a)	303	72	374
Balance at December 31, 2025	$6,644	$2,417	$9,060
(a) Goodwill adjustments are primarily related to foreign currency exchange.

In the fourth quarter of 2025, we performed our annual impairment test. Based on the results of this test, the fair values of each of our reporting units exceeded their carrying values.

		2025			2024
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION December 31	Useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer-related(a)	5-20	$3,992	$(2,313)	$1,679	$3,850	$(2,083)	$1,767
Patents and technology	5-15	2,946	(916)	2,031	2,744	(759)	1,985
Capitalized software	5-10	1,366	(859)	507	1,296	(803)	493
Trademarks & other	13	77	(67)	9	70	(58)	13
Total		$8,380	$(4,155)	$4,225	$7,960	$(3,703)	$4,257
(a) Balance includes payments made to our customers, primarily within our Commercial Engines & Services segment.

50 2025 FORM 10-K

Intangible assets decreased $32 million in 2025, primarily as a result of amortization, offset by acquisitions within our Defense & Propulsion Technologies segment, additions of capitalized software and foreign currency exchange. Consolidated amortization expense was $357 million, $350 million and $382 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated consolidated annual pre-tax amortization for intangible assets over the next five calendar years are as follows:

ESTIMATED 5 YEAR CONSOLIDATED AMORTIZATION	2026	2027	2028	2029	2030
Estimated annual pre-tax amortization	351	356	357	376	371

During 2025, we recorded additions to intangible assets subject to amortization of $266 million with a weighted-average amortizable period of 12.47 years, including capitalized software of $119 million, with a weighted-average amortizable period of 7 years.

NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS, CONTRACT LIABILITIES AND DEFERRED INCOME & PROGRESS COLLECTIONS
Contract assets (liabilities) and other deferred assets (income), on a net basis, increased the net liability position by $414 million for the year ended December 31, 2025, primarily due to an increase in long-term service agreement liabilities of $1,022 million, partially offset by increases in long-term service agreement assets of $418 million and equipment and other service agreements of $111 million. In aggregate, the net liability for long-term service agreements increased primarily due to billings of $9,890 million and net unfavorable changes in estimated profitability of $213 million, including an estimated impact from tariffs and quarterly updates to contract margins, primarily in Commercial Engines & Services, partially offset by revenue recognized of $9,513 million. Revenue recognized for contracts included in a liability position at the beginning of the year were $7,778 million and $6,336 million for the years ended December 31, 2025 and 2024, respectively.

CONTRACT ASSETS, LIABILITIES AND OTHER DEFERRED ASSETS AND INCOME	December 31, 2025	December 31, 2024
Long-term service agreements	$2,792	$2,374
Equipment and other service agreements	719	609
Current contract assets	$3,511	$2,982
Nonrecurring engineering costs(a)	$2,423	$2,438
Customer advances and other(b)	2,497	2,393
Contract and other deferred assets	4,920	4,831
Total contract and other deferred assets	$8,431	$7,814
Long-term service agreement liabilities	$10,016	$8,994
Current deferred income	317	359
Contract liabilities and current deferred income	$10,333	$9,353
Non-current deferred income	1,065	1,013
Total contract liabilities and deferred income	$11,398	$10,366
Contract assets (liabilities) and other deferred assets (income)	$(2,966)	$(2,552)
(a) Includes contract fulfillment costs for engineering and development incurred prior to production for equipment production contracts, primarily within our Defense & Propulsion Technologies (DPT) segment, which are amortized ratably over each unit produced. We assess the recoverability of these costs and if we determine the costs are no longer probable of recovery, the asset is impaired. The most significant program relates to DPT contracts for the Boeing 777X aircraft, which will be amortized once entered into service.
(b) Includes amounts due from customers within our Commercial Engines & Services segment for the sales of engines, spare parts and services, which we collect through fixed or usage-based billings from the sale of spare parts and servicing of equipment under long-term service agreements.

Progress collections increased $966 million in the year ended December 31, 2025, primarily due to collections received in excess of liquidations at Defense & Propulsion Technologies and Commercial Engines & Services.

NOTE 9. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method investments, Insurance cash and cash equivalents, receivables and other investments in our run-off insurance operations, pension surplus, prepaid taxes and other deferred charges and indemnity assets. All other non-current assets increased $1,367 million in the year ended December 31, 2025, due to an increase in equity method and other investments of $695 million, an increase in Insurance cash and cash equivalents of $330 million and an increase in Insurance receivables of $152 million. Insurance cash and cash equivalents were $1,264 million and $934 million at December 31, 2025 and December 31, 2024, respectively.

2025 FORM 10-K 51

NOTE 10. BORROWINGS

December 31		2025		2024
	Maturities	Amount	Average Rate	Amount	Average Rate
Current portion of long-term borrowings
Senior notes	2026	$1,504	4.00%	$1,952	4.03%
Subordinated notes and other	2026	157		87
Other short-term		25		—
Total short-term borrowings		$1,686		$2,039

	Maturities	Amount	Average Rate	Amount	Average Rate
Senior notes(a)	2027 - 2050	$16,773	4.00%	$15,467	4.03%
Subordinated notes	2035 - 2037	1,456	4.40%	1,330	4.43%
Other		580		437
Total long-term borrowings		$18,808		$17,234
Total borrowings		$20,494		$19,273
(a) In the third quarter of 2025, GE Aerospace issued a total of $2,000 million in aggregate principal amount of senior unsecured debt, comprised of $1,000 million of 4.3% senior notes due 2030, and $1,000 million of 4.9% senior notes due 2036 (collectively, the "Notes"). Interest payments on the Notes are due semi-annually until maturity.

See Note 22 for further information about borrowings and associated hedges.

Long-term debt maturities are below:

	2026		2027	2028	2029	2030	Thereafter	Total
Long-term debt maturities	1,661	(a)	1,693	480	1,639	1,700	13,296	20,469
(a) Fixed and floating rate notes of $324 million contain put options with exercise dates in 2026, which contractually mature after 2026.

NOTE 11. ACCOUNTS PAYABLE

December 31	2025	2024
Trade payables	$5,734	$4,565
Supply chain finance programs	1,247	1,259
Revenue sharing and other partner payables(a)	2,553	1,689
Sundry payables	544	397
Accounts payable	$10,078	$7,909
(a) Revenue sharing and other partner payables are primarily amounts due to revenue sharing and joint venture partners who participate in engine programs by developing and supplying certain engine components through the life of the program or other partners who support our production or aftermarket activities. The revenue sharing partners share in program revenue, receive a share of customer progress payments and share costs related to discounts and warranties.

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE Aerospace receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $3,918 million and $3,798 million for the years ended December 31, 2025 and 2024, respectively. GE Aerospace has no costs associated with this program.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits are comprised of obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenue of $3,533 million, $3,581 million and $3,389 million, profit was $992 million, $1,022 million and $332 million and net income was $877 million, $806 million and $260 million for the years ended December 31, 2025, 2024 and 2023, respectively. These operations were primarily supported by investment securities, substantially all debt securities, of $37,842 million and $37,352 million, limited partnerships of $5,089 million and $4,321 million, a diversified commercial mortgage loan portfolio collateralized by first liens on U.S. commercial real estate properties of $1,802 million and $1,887 million (net of allowance for credit losses of $19 million and $46 million) and residential mortgage loans of $395 million and $251 million (net of allowance for credit losses of an insignificant amount), as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, the commercial mortgage loan portfolio had no delinquent or non-accrual loans and about one-fourth of the portfolio was held in the office sector, which had a weighted average loan-to-value ratio of 59%, debt service coverage of 1.6, and an insignificant amount of scheduled maturities through 2026. A summary of our insurance liabilities and annuity benefits is presented below.
52 2025 FORM 10-K

December 31, 2025	Long-term care	Structured settlement annuities	Life	Other contracts	Total
Future policy benefit reserves	$25,792	$8,383	$906	$357	$35,438
Investment contracts	—	647	—	493	1,140
Other	—	—	113	203	316
Total	$25,792	$9,031	$1,019	$1,053	$36,894

December 31, 2024
Future policy benefit reserves	$24,675	$8,426	$1,018	$357	$34,476
Investment contracts	—	719	—	621	1,340
Other	—	—	116	277	394
Total	$24,675	$9,145	$1,134	$1,254	$36,209

The following tables summarize balances of and changes in future policy benefit reserves.

	December 31, 2025			December 31, 2024
Present value of expected net premiums	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Balance, beginning of year	$4,144	$—	$4,318	$4,063	$—	$4,803
Beginning balance at locked-in discount rate	3,991	—	4,415	3,745	—	4,773
Effect of changes in cash flow assumptions	355	—	4	465	—	(1)
Effect of actual variances from expected experience(a)	(19)	—	(2,681)	(26)	—	8
Adjusted beginning of year balance	4,327	—	1,738	4,184	—	4,780
Interest accrual	221	—	164	209	—	177
Net premiums collected	(408)	—	(292)	(403)	—	(309)
Effect of foreign currency	—	—	103	—	—	(234)
Ending balance at locked-in discount rate	4,140	—	1,714	3,991	—	4,415
Effect of changes in discount rate assumptions	287	—	119	154	—	(97)
Balance, end of year	$4,426	$—	$1,833	$4,144	$—	$4,318

Present value of expected future policy benefits
Balance, beginning of year	$28,820	$8,426	$5,336	$30,895	$9,357	$5,921
Beginning balance at locked-in discount rate	27,448	8,301	5,411	27,144	8,561	5,847
Effect of changes in cash flow assumptions	375	(37)	43	238	—	24
Effect of actual variances from expected experience(a)	161	19	(2,795)	25	(36)	(1)
Adjusted beginning of year balance	27,985	8,283	2,659	27,406	8,525	5,870
Interest accrual	1,511	429	204	1,485	441	218
Benefit payments	(1,519)	(664)	(392)	(1,443)	(664)	(430)
Effect of foreign currency	—	—	111	—	—	(246)
Ending balance at locked-in discount rate	27,976	8,048	2,582	27,448	8,301	5,411
Effect of changes in discount rate assumptions	2,242	335	157	1,371	125	(76)
Balance, end of year	$30,218	$8,383	$2,739	$28,820	$8,426	$5,336
Net future policy benefit reserves	$25,792	$8,383	$906	$24,675	$8,426	$1,018
Less: Reinsurance recoverables, net of allowance for credit losses	(162)	—	(151)	(169)	—	(32)
Net future policy benefit reserves, after reinsurance recoverables	$25,630	$8,383	$755	$24,507	$8,426	$985
Weighted-average duration of liability (years)(b)	11.1	10.1	5.9	11.7	10.3	5.3
Weighted-average interest accretion rate	5.6%	5.4%	5.3%	5.6%	5.4%	5.1%
Current discount rate	5.3%	5.3%	4.9%	5.6%	5.5%	5.1%
Gross premiums or assessments recognized during period	$463	$—	$306	$479	$—	$353
Expected future gross premiums, undiscounted	7,533	—	3,114	7,548	—	11,343
Expected future gross premiums, discounted(b)	4,854	—	1,937	4,745	—	5,205
Expected future benefit payments, undiscounted	61,336	17,807	4,117	62,001	18,589	10,336
Expected future benefit payments, discounted(b)	30,218	8,383	2,739	28,820	8,426	5,336
(a) Substantially all of Life reflects novations executed during the year ended December 31, 2025, in connection with the Canadian life and health insurance portfolio reinsurance transaction.
(b) Determined using the current discount rate as of December 31, 2025 and 2024.
2025 FORM 10-K 53

As of December 31, 2025 and 2024, policyholders account balances totaled $1,375 million and $1,574 million, respectively. As our insurance operations are in run-off, changes in policyholder account balances for the years ended December 31, 2025 and 2024 are primarily attributed to surrenders, withdrawals and benefit payments of $464 million and $432 million, partially offset by net additions from separate accounts and interest credited of $261 million and $276 million, respectively. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both December 31, 2025 and 2024, respectively.

Reinsurance recoveries are recorded as a reduction of Insurance losses, annuity benefits and other costs in our Statement of Operations and amounted to $348 million, $104 million and $108 million for the years ended December 31, 2025, 2024 and 2023, respectively. Reinsurance recoverables, net of allowances of insignificant amounts, are included in non-current All other assets in our Statement of Financial Position, and amounted to $324 million and $216 million as of December 31, 2025 and 2024, respectively.

Our 2025 annual review of future policy benefit reserves cash flow assumptions resulted in an increase in net future policy benefit reserves, after reinsurance recoverables and a pre-tax charge to net income of $126 million ($100 million, after-tax), primarily related to long-term care cost of care inflation and lower policy terminations or benefit reductions related to premium rate increases assumptions, partially offset by favorable experience, including mortality. Our 2024 annual review of future policy benefit reserves cash flow assumptions resulted in an immaterial charge to net income.

Included in Insurance losses, annuity benefits and other costs in our Statement of Operations for the years ended December 31, 2025 and 2024 are unfavorable and favorable pre-tax adjustments of $(107) million and $196 million respectively, from updating the net premium ratio (i.e., the percentage of projected gross premiums required to cover expected policy benefits and related expenses) after updating for actual historical experience each quarter and updating of future cash flow assumptions. Included in these amounts for the years ended December 31, 2025 and 2024, are unfavorable adjustments of $175 million and $109 million, respectively, due to insufficient gross premiums (i.e., net premium ratio exceeded 100%), related to certain cohorts in our long-term care and life insurance portfolios. These adjustments are primarily attributable to increases in the net premium ratio as a result of updating future cash flow assumptions on cohorts where the beginning of the period net premium ratio exceeded 100%.

On February 3, 2025, we closed the Canadian life and health insurance portfolio reinsurance transaction that was announced in 2024. We received a ceding commission of $128 million with the resulting gain deferred and amortized over the remaining life of the policies or earlier should the underlying treaties be novated. Included in Insurance losses, annuity benefits and other costs in our Statement of Operations for the year ended December 31, 2025, is a benefit of $331 million, related to executed novations, resulting in an insignificant remaining deferred gain balance as of December 31, 2025.

Statutory accounting practices, not GAAP, determine the required statutory capital levels of our insurance legal entities. Statutory accounting practices are set forth by the National Association of Insurance Commissioners (NAIC) as well as state laws, regulation and general administrative rules and differ in certain respects from GAAP. As of December 31, 2025, there are no prescribed or permitted statutory accounting practices applicable to the entities.

GE Aerospace is a party to capital maintenance agreements (CMAs) with its run-off insurance subsidiaries under which GE Aerospace is required to maintain their statutory capital levels at 300% of their year-end Authorized Control Level risk-based capital requirements as defined from time to time by the NAIC. There were no payments made to the run-off insurance subsidiaries under the CMAs for the year ended December 31, 2025. As of December 31, 2025, our insurance legal entities are restricted from the payment of dividends to their direct parent without prior approval of the commissioner of the Kansas Insurance Department.

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

54 2025 FORM 10-K

DESCRIPTION OF OUR PLANS
Plan Category		Participants	Funding	Comments
Principal Pension Plans	GE Aerospace Pension Plan	Covers U.S. GE Aerospace participants: ~79,000 retirees and beneficiaries, ~33,000 vested former employees and ~9,000 active employees	Our funding policy is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws. We may decide to contribute additional amounts beyond this level.	Closed to new participants since 2012. Benefits for employees with salaried benefits were frozen effective January 1, 2021, and thereafter these employees receive increased company contributions in the company sponsored defined contribution plan in lieu of participation in a defined benefit plan (announced October 2019).
	GE Aerospace Supplementary Pension Plan	Provides supplementary benefits to higher-level, longer-service U.S. employees	Unfunded. We pay benefits on a pay-as-you-go basis from company cash.	The annuity benefit has been closed to new participants since 2011 and has been replaced by an installment benefit (which was closed to new executives after 2020). Benefits for employees who became executives before 2011 were frozen effective January 1, 2021, and thereafter these employees accrue the installment benefit.
Other Pension Plans(a)	6 U.S. and non-U.S. pension plans with pension assets or obligations that have reached $50 million	Covers ~11,100 retirees and beneficiaries, ~10,300 vested former employees and ~800 active employees	Our funding policy is to contribute amounts sufficient to meet minimum funding requirements under employee benefit and tax laws in each country. We may decide to contribute additional amounts beyond this level. We pay benefits for some plans from company cash.	In certain countries, benefit accruals have ceased and/or have been closed to new hires as of various dates.
Principal Retiree Benefit Plans	Provides health and life insurance benefits to certain eligible participants	Covers U.S. GE Aerospace participants: ~40,000 retirees and dependents and ~10,000 active employees	We fund retiree benefit plans on a pay-as-you-go basis and the retiree benefit insurance trust at our discretion.	Participants share in the cost of the healthcare benefits.
(a) Plans for GE Aerospace that reach $50 million are not removed from the presentation unless part of a disposition or plan termination.

FUNDING STATUS BY PLAN TYPE	Benefit Obligation		Fair Value of Assets		Deficit/(Surplus)
	2025	2024	2025	2024	2025	2024
Principal Pension Plans:
GE Aerospace Pension Plan (subject to regulatory funding)	$21,053	$21,010	$19,216	$19,020	$1,837	$1,990
GE Aerospace Supplementary Pension Plan	2,872	2,814	—	—	2,872	2,814
	23,925	23,824	19,216	19,020	4,709	4,804
Other Pension Plans:
Subject to regulatory funding	3,027	2,736	3,831	3,592	(804)	(856)
Not subject to regulatory funding	397	404	—	—	397	404
Principal retiree benefit plans for GE Aerospace (not subject to regulatory funding)	1,135	1,202	5	6	1,130	1,196

Total plans subject to regulatory funding	24,080	23,746	23,047	22,612	1,033	1,134
Total plans not subject to regulatory funding	4,404	4,420	5	6	4,399	4,414
Total plans	28,484	28,166	23,052	22,618	5,432	5,548

FUNDING. The Employee Retirement Income Security Act (ERISA) determines minimum funding requirements in the U.S. No contributions were required or made for the GE Aerospace Pension Plan during 2025 and based on our current assumptions, we do not anticipate having to make additional required contributions in the near future. For 2025, the GE Aerospace Pension Plan U.S. GAAP funded status is 91%.

In 2026, we expect to make payments of approximately $220 million for our GE Aerospace Supplementary Pension Plan benefits and remaining principal pension plans administrative costs. We also expect to contribute approximately $40 million to other pension plans in 2026. We fund retiree benefit plans on a pay-as-you-go basis and the retiree benefit insurance trust at our discretion. We expect to contribute approximately $115 million to fund such benefits in 2026.

2025 FORM 10-K 55

COST OF OUR BENEFITS PLANS AND ASSUMPTIONS	2025			2024			2023
	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Components of expense (income)
Service cost - operating	$59	$2	$13	$71	$22	$13	$94	$37	$17
Interest cost	1,301	173	62	1,401	227	71	1,892	422	111
Expected return on plan assets	(1,500)	(207)	—	(1,751)	(310)	—	(2,376)	(587)	—
Amortization of net loss (gain)	(506)	30	(60)	(468)	41	(82)	(723)	20	(124)
Amortization of prior service cost (credit)	(9)	—	(81)	6	(1)	(103)	5	(4)	(148)
Curtailment / settlement loss (gain)	—		—	—		—	—	(6)	—
Non-operating	$(714)	$(4)	$(79)	$(812)	$(43)	$(114)	$(1,202)	$(155)	$(161)
Net periodic expense (income)	$(655)	$(2)	$(66)	$(741)	$(21)	$(101)	$(1,108)	$(118)	$(144)
Less: discontinued operations	—	—	—	(88)	(12)	(15)	(377)	(78)	(57)
Continuing operations - net periodic expense (income)	$(655)	$(2)	$(66)	$(653)	$(9)	$(86)	$(731)	$(40)	$(87)
Weighted-average benefit obligations assumptions
Discount rate	5.38%	5.44%	5.10%	5.67%	5.48%	5.51%	5.18%	3.93%	5.09%
Compensation increases	4.50	2.96	4.03	6.00	3.10	6.00	3.86	2.24	3.25
Initial healthcare trend rate(a)	N/A	N/A	7.40	N/A	N/A	7.00	N/A	N/A	6.50
Weighted-average benefit cost assumptions
Discount rate	5.67	5.48	5.51	5.18	3.93	5.09	5.53	4.59	5.43
Expected rate of return on plan assets	7.00	5.76	—	7.00	5.34	—	7.00	5.66	—
(a) Current forecast is 7.4%, but is estimated to decline to 5% for 2034 and thereafter.

Net periodic benefit income from continuing operations in 2026 is estimated to be approximately $655 million, which is a decrease of approximately $70 million as compared to 2025. The decrease is primarily due to investment performance offset by the impact of discount rates.

The components of net periodic benefit costs, other than the service cost component, are included in Non-operating benefit cost (income) in our Statement of Operations.
56 2025 FORM 10-K

PLAN FUNDED STATUS AND AMOUNTS RECORDED IN ACCUMULATED OTHER COMPREHENSIVE LOSS (INCOME)
	2025					2024
	Principal pension		Other pension	Principal retiree benefit		Principal pension	Other pension	Principal retiree benefit
Change in benefit obligations
Balance at January 1	$23,824		$3,140	$1,202		$36,217	$10,377	$2,055
Service cost	59		2	13		71	22	13
Interest cost	1,301		173	62		1,401	227	71
Participant contributions	7		—	18		8	4	21
Plan amendments	36		135	(5)		—	—	—
Actuarial loss (gain) - net (a)	472		(4)	(12)		(1,049)	(435)	(15)
Benefits paid	(1,774)		(185)	(143)		(1,957)	(305)	(192)
Dispositions/acquisitions/other - net	—		(24)	—		(10,867)	(6,548)	(751)
Exchange rate adjustments	—		187	—		—	(202)	—
Balance at December 31	$23,925	(b)	$3,424	$1,135	(c)	$23,824	$3,140	$1,202
Change in plan assets
Balance at January 1	$19,020		$3,592	$6		$29,744	$10,764	$8
Actual return on plan assets	1,751		131	(1)		440	(109)	—
Employer contributions	212		41	125		216	60	169
Participant contributions	7		—	18		8	4	21
Benefits paid	(1,774)		(185)	(143)		(1,957)	(305)	(192)
Dispositions/acquisitions/other - net	—		3	—		(9,431)	(6,611)	—
Exchange rate adjustments	—		249	—		—	(211)	—
Balance at December 31	$19,216		$3,831	$5		$19,020	$3,592	$6
Funded status - surplus (deficit)	$(4,709)		$407	$(1,130)		$(4,804)	$452	$(1,196)
Amounts recorded in Statement of Financial Position
Continuing operations:
Non-current assets - other	$—		$822	$—		$—	$876	$—
Current liabilities - other	(211)		(31)	(112)		(199)	(34)	(118)
Non-current liabilities - compensation and benefits	(4,498)		(384)	(1,018)		(4,605)	(390)	(1,078)
Net amount recorded	$(4,709)		$407	$(1,130)		$(4,804)	$452	$(1,196)
Amounts recorded in Accumulated other comprehensive loss (income)
Prior service cost (credit)	$5		$148	$(379)		$(40)	$9	$(455)
Net loss (gain)	197		900	(510)		(530)	803	(559)
Total recorded in Accumulated other comprehensive loss (income)	$202		$1,048	$(889)		$(570)	$812	$(1,014)
(a)Principally due to impact of discount rates.
(b)The benefit obligation for the GE Aerospace Supplementary Pension Plan, which is unfunded, was $2,872 million at December 31, 2025.
(c)The benefit obligation for retiree health plans for GE Aerospace was $660 million at December 31, 2025.

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

The compensation assumption is used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in AOCI in our Statement of Financial Position and amortized into net income in subsequent periods.

2025 FORM 10-K 57

The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the benefit obligations. To determine the expected long-term rate of return on pension plan assets, we consider our asset allocation as well as historical and expected returns on various categories of plan assets. In developing future long-term return expectations for our principal benefit plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns such as expected net income growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given our asset allocation. Based on our analysis, we have assumed a 7.00% long-term expected return on the GE Aerospace Pension Plan assets for cost recognition in 2025 and 2024.

The healthcare trend assumptions primarily apply to our pre-65 retiree medical plans. Most participants in our post-65 retiree plan have a fixed subsidy and therefore are not subject to healthcare inflation.

We evaluate these critical assumptions at least annually on a plan and country-specific basis. We periodically evaluate other assumptions involving demographics factors such as retirement age and turnover, and update them to reflect our actual experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors. Differences between our actual results and what we assumed are recorded in AOCI each period. These differences are amortized into net income over the remaining average future service of active participating employees or the expected life of inactive participants, as applicable. For the principal pension plans, gains and losses are amortized using a straight-line method with a separate layer for each year’s gains and losses. For most other pension plans and principal retiree benefit plans, gains and losses are amortized using a straight-line or a corridor amortization method.

SENSITIVITIES TO KEY ASSUMPTIONS. Fluctuations in discount rates can significantly impact pension cost and obligations. We would expect that a 25 basis point decrease in discount rate would increase our GE Aerospace principal pension plan cost in the following year by approximately $45 million and would also expect an increase in the GE Aerospace principal pension plan projected benefit obligation at year-end by approximately $570 million. The deficit sensitivity to the discount rate would be lower than the projected benefit obligation sensitivity as a result of the liability hedging program incorporated in the asset allocation. A 25 basis point decrease in the expected return on assets would increase GE Aerospace principal pension plan cost in the following year by approximately $50 million.

PLAN ASSETS. The fair value of our pension plans' investments are presented below. The inputs and valuation techniques used to measure the fair value of these assets are described in Note 1 and have been applied consistently.

	Level 1		Level 2		Level 3		Assets measured at NAV		Total
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Asset Category
Global equity	$1,200	$1,156	$230	$203			$2,410	$1,912	$3,840	$3,271
Fixed income and cash investment funds	952	1,299	1,617	1,448					2,569	2,747
U.S. corporate(a)			2,496	3,125					2,496	3,125
Other debt securities(b)			2,957	3,152			2,263	1,851	5,220	5,003
Real estate					449	541	934	995	1,383	1,536
Private equities and other investments					246	312	7,079	6,385	7,325	6,697
Derivatives, net(c)	(67)	(139)	12	20					(55)	(119)
Cash									284	297
Payables									(400)	(440)
Receivables									385	495
	$2,085	$2,316	$7,312	$7,948	$695	$853	$12,686	$11,143	$23,047	$22,612
(a)Primarily represented investment-grade bonds of U.S. issuers from diverse industries.
(b)Primarily represented in the Level 2 investments are residential and commercial mortgage-backed securities, non-U.S. corporate and government bonds and U.S. government, federal agency, state and municipal debt.
(c)Derivatives include derivative assets with a fair value of $51 million and $37 million and derivative liabilities with a fair value of $106 million and $156 million as of December 31, 2025 and 2024, respectively. Derivative instruments may include exchange-traded futures contracts, interest rate swaps, options on futures and swaps, currency contracts and credit default swaps.

58 2025 FORM 10-K

Included in Level 1 are Principal Pension Plans investments with a fair value of $2,061 million and $2,288 million, as well as Other Pension Plan of $24 million and $28 million at December 31, 2025 and 2024, respectively. Included in Level 2 are Principal Pension Plans investments with a fair value of $5,300 million and $6,235 million, as well as Other Pension Plan of $2,012 million and $1,713 million of December 31, 2025 and 2024, respectively. Included in Level 3 are Principal Pension Plans investments with a fair value of $687 million and $844 million, as well as Other Pension Plan of $8 million and $9 million at December 31, 2025 and 2024, respectively. Included in Assets measured at net asset value are Principal Pension Plans investments with a fair value of $11,039 million and $9,435, as well as Other Pension Plan of $1,647 million and $1,708 million at December 31, 2025 and 2024, respectively. Included in cash, payables, and receivables are Principal Pension Plans assets of $129 million and $218 million, as well as Other Pension Plan of $140 million and $134 million at December 31, 2025 and 2024, respectively.

Principal retiree benefit assets had a fair value of $5 million and $6 million at December 31, 2025 and 2024, respectively. There were no Level 3 principal retiree benefit plan investments held in 2025 and 2024.

ASSET ALLOCATION OF PENSION PLANS	2025 Target allocation		2025 Actual allocation
	Principal Pension	Other Pension (weighted average)	Principal Pension	Other Pension (weighted average)
Global equities	10.0 - 30.0%	14%	18%	12%
Debt securities (including cash equivalents)	19.0 - 87.5	65	41	65
Real estate	1.0 - 10.0	6	6	7
Private equities & other investments	12.0 - 44.0	15	35	16

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

GE Aerospace securities represented 1.4% and 0.8% of the Principal Pension Plans' assets at December 31, 2025 and 2024, respectively.

EXPECTED FUTURE BENEFIT PAYMENTS OF OUR BENEFIT PLANS(a)	Principal pension	Other pension	Principal retiree benefit
2026	$1,815	$190	$120
2027	1,820	190	115
2028	1,825	200	115
2029	1,825	205	110
2030	1,820	210	110
2031-2035	8,825	1,115	465
(a) As of the measurement date of December 31, 2025.

DEFINED CONTRIBUTION PLAN. We have a defined contribution plan for eligible U.S. employees that provides employer contributions which were $264 million, $265 million and $342 million for the years ended December 31, 2025, 2024 and 2023, respectively. Employer contributions for continuing operations were $264 million, $230 million and $213 million for the years ended December 31, 2025, 2024 and 2023, respectively.

2025 FORM 10-K 59

COST OF POSTRETIREMENT BENEFIT PLANS AND CHANGES IN OTHER COMPREHENSIVE INCOME
For the years ended December 31	2025			2024			2023
(Pre-tax)	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit	Principal pension	Other pension	Principal retiree benefit
Cost (income) of postretirement benefit plans	$(655)	$(2)	$(66)	$(741)	$(21)	$(101)	$(1,108)	$(118)	$(144)
Changes in other comprehensive loss (income)
Prior service cost (credit) - current year	36	135	(5)	—	—	—	49	—	—
Net loss (gain) - current year (a)	221	132	(11)	262	(52)	(15)	1,588	721	(5)
Reclassifications out of AOCI
Curtailment/settlement gain (loss)	—	—	—	—	—	—	—	6	—
Dispositions	—	—	—	185	(761)	715	1,989	(792)	1,216
Amortization of net gain (loss)	506	(30)	60	468	(41)	82	723	(20)	124
Amortization of prior service credit (cost)	9	—	81	(6)	1	103	(5)	4	148
Total changes in other comprehensive loss (income)	772	237	125	909	(853)	885	4,344	(81)	1,483
Cost (income) of postretirement benefit plans and changes in other comprehensive loss (income)	$117	$235	$59	$168	$(874)	$784	$3,236	$(199)	$1,339
(a) Primarily due to impact of discount rates and investment performance.

NOTE 14. SALES DISCOUNTS AND ALLOWANCES & ALL OTHER LIABILITIES. Sales discounts and allowances increased by $562 million in the year ended December 31, 2025, primarily due to accruals on product reserves and spare part discounts outpacing payments to airline customers in Commercial Engines & Services.

All other current liabilities and All other liabilities primarily includes employee compensation and benefits, equipment project and commercial liabilities, uncertain and other income taxes and related liabilities, environmental, health and safety remediations and operating lease liabilities (see Note 6). All other current liabilities increased by $265 million in the year ended December 31, 2025, primarily related to an increase in employee compensation and benefits of $331 million. All other liabilities increased $901 million in the year ended December 31, 2025, primarily due to an increase in uncertain and other income taxes and related liabilities of $696 million, an increase in equipment projects and other commercial liabilities of $120 million and an increase in environmental, health and safety liabilities of $101 million.

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

Our businesses are subject to a wide variety of U.S. federal, state and foreign tax laws, regulations and policies. Changes to these laws or regulations may affect our tax liability, return on investments and business operations. On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act (OBBBA), was signed into law in the U.S., which includes a broad range of tax reform provisions. Beginning in 2025, the OBBBA provides an elective deduction for domestic research and development expenses, a reinstatement of elective 100% first-year bonus depreciation and repeal of non-U.S. corporations' fiscal year end. Some impacts of the OBBBA will not be realized until 2026 and forward, such as a more favorable tax rate on Foreign-Derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income). In 2025, we incurred $131 million of tax expense in connection with OBBBA. Due to the nature of the tax law changes, the company has not realized an impact in the Statement of Operations related to deferred taxes. We will continue to monitor the impact of the OBBBA and the range of potential outcomes, which will depend on our facts in each year and anticipated guidance from the U.S. Department of the Treasury.

As members of the OECD (Organisation for Economic Co-operation and Development) over 140 countries have agreed in principle to a global minimum tax of 15% of reported profits (Pillar 2). The OECD have published model rules on Pillar 2. Many countries have now incorporated Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. In January 2025, the U.S. issued an executive order announcing opposition to aspects of these rules. In June 2025, the G7 countries agreed that U.S. Multi-National Entities (MNEs) should be excluded from certain aspects of the Pillar 2 global minimum tax rules (the G7 Statement) in exchange for the U.S. not imposing retaliatory taxes. On January 5, 2026, the OECD/G20 announced the Side-by-Side (SbS) package, implemented as administrative guidance and modifying the operation of Pillar 2 rules. The package introduces simplifications and new safe harbors for U.S. and other multinational companies where domestic and international tax systems meet robust requirements to coexist with Pillar 2 which would fully exempt U.S.-parented groups from the application of two of the three Pillar 2 top up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting (CbCR) Safe Harbor by one year, through the end of fiscal year of 2027. We continue to refine the effective tax rate and cash tax impact for Pillar 2 in light of legislative changes in multiple countries. During 2025, we have incurred $129 million of tax expenses in connection with the incorporation of the Pillar 2 model rules, which we have considered as part of the effective tax rate.
60 2025 FORM 10-K

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2025	2024	2023
U.S. income (loss)	$6,659	$4,809	$7,195
Non-U.S. income (loss)	3,341	2,811	3,246
Total	$10,000	$7,620	$10,441

INCOME TAX PAYMENTS	2025
U.S. Federal(a)	$150
U.S. State(a)	7
Non-U.S:
Singapore	178
United Kingdom	78
Ireland	60
Hungary	52
Italy	46
India	36
Other Non-U.S.	132
Total income taxes paid (received), continuing operations	$739
(a) Includes the benefit of the OBBBA.

For the year ended December 31, 2025, income taxes paid (received) in discontinued operations was $(154) million.

Income taxes paid were $852 million and $994 million for the years ended December 31, 2024 and 2023, respectively, including payments reported in discontinued operations.

PROVISION (BENEFIT) FOR INCOME TAXES	2025	2024	2023
Current
U.S. Federal	$671	$310	$(588)
Non-U.S.	709	423	314
U.S. State	(72)	48	134
Deferred
U.S. Federal	(35)	250	622
Non-U.S.	32	59	453
U.S. State	100	(128)	59
Total	$1,405	$962	$994

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO EFFECTIVE INCOME TAX RATE	2025
	Amount	Rate
U.S. federal statutory income tax rate	$2,100	21.0%
State and local income taxes, net of federal income tax effect(a)	74	0.7%
Foreign tax effects:
Singapore
Statutory rate difference between foreign and U.S.	(70)	(0.7)%
Local taxes at a rate different than the statutory rate(b)	(37)	(0.4)%
Other	53	0.5%
Other foreign jurisdictions	68	0.7%
Effect of cross-border tax laws
Foreign-derived intangible income	(338)	(3.4)%
Other	7	0.1%
Tax credits
Energy-related tax credits	(213)	(2.1)%
R&D credit	(354)	(3.5)%
Change in valuation allowances	(91)	(0.9)%
Nontaxable or nondeductible items	(54)	(0.5)%
Changes in unrecognized tax benefits	258	2.6%
Other adjustments	2	—%
Effective income tax rate	$1,405	14.1%
(a) State and local taxes in FL, MA, KS, TN and CA comprise the majority of this category.
(b) The tax expense (benefit) related to the negotiated tax rate in Singapore was reduced by $121 million of the global minimum tax under Pillar 2.
2025 FORM 10-K 61

Below is a tabular rate reconciliation previously disclosed for the year ended December 31, 2024 and 2023.

RECONCILIATION OF U.S. FEDERAL STATUTORY INCOME TAX RATE TO EFFECTIVE INCOME TAX RATE	2024		2023
	Amount	Rate	Amount	Rate
U.S. federal statutory income tax rate	$1,600	21.0%	$2,193	21.0%
State Taxes, net of federal benefit	123	1.6	152	1.5
Tax on global activities including exports(a)	(92)	(1.2)	78	0.7
U.S. business credits(b)	(242)	(3.2)	(254)	(2.4)
Retained and sold ownership interests	(110)	(1.4)	(1,215)	(11.6)
All other – net(c)	(317)	(4.2)	40	0.3
	(638)	(8.4)	(1,199)	(11.5)
Effective income tax rate	$962	12.6%	$994	9.5%
(a)For the years ended December 31, 2024 and 2023, the tax expense (benefit) related to the negotiated tax rate in Singapore was $(136) million and $(136) million, respectively, and the tax expense (benefit) related to cross-border tax payments and U.S. tax on non-U.S. subsidiaries was $88 million and $121 million, respectively.
(b)Primarily the credit for energy produced from renewable sources from tax equity investments and the credit for research performed in the U.S.
(c)For the years ended December 31, 2024 and 2023, included $(246) million and $35 million, respectively, for separation income tax costs (benefits), of which zero and $38 million was due to the repatriation of previously reinvested net income.

UNRECOGNIZED TAX POSITIONS. Annually, we file over 500 income tax returns in over 200 global taxing jurisdictions. As a multinational with operations around the world, we are under examination in many taxing jurisdictions and in some cases engaged in litigation, including our legacy businesses. The IRS is currently auditing our consolidated U.S. income tax returns for 2016-2020.

A summary and reconciliation of our unrecognized tax benefits are as follows:

UNRECOGNIZED TAX BENEFITS December 31	2025	2024	2023
Unrecognized tax benefits	$3,056	$2,824	$3,399
Portion that, if recognized, would reduce tax expense and effective tax rate(a)	2,381	2,110	2,708
Accrued interest on unrecognized tax benefits	656	609	635
Accrued penalties on unrecognized tax benefits	11	14	111
(a) Some portion of such reduction may be reported as discontinued operations.

UNRECOGNIZED TAX BENEFITS RECONCILIATION	2025	2024	2023
Balance at January 1	$2,824	$3,399	$3,951
Additions for tax positions of the current year	347	68	109
Additions for tax positions of prior years	93	77	156
Reductions for tax positions of prior years(a)	(168)	(649)	(710)
Settlements with tax authorities	(30)	(14)	(56)
Expiration of the statute of limitations	(10)	(57)	(51)
Balance at December 31	$3,056	$2,824	$3,399
(a) Included $(612) million due to the spin of GE Vernova for 2024 and $(577) million due to the spin of GE HealthCare for 2023.

We classify interest on tax deficiencies as interest expense; we classify income tax penalties as provision for income taxes. For the years ended December 31, 2025, 2024 and 2023, we recognized $43 million, $137 million and $28 million, respectively, of interest expense (income) related to tax deficiencies. We also recognized $(2) million, an insignificant amount and $7 million of tax expense (income) related to income tax penalties for the years ended December 31, 2025, 2024 and 2023, respectively.

DEFERRED INCOME TAXES. We have not recorded a provision for the deferred taxes related to the U.S. tax on foreign earnings enacted in the Tax Cuts and Jobs Act of 2017 ("global intangible low tax income"). We also have not provided deferred taxes on cumulative net income of non-U.S. affiliates and associated companies that have been reinvested indefinitely. Due to U.S. tax reform, substantially all of our unrepatriated net income have been subject to U.S. tax and accordingly we expect to have the ability to repatriate available non-U.S. cash without significant additional tax cost. Most of these earnings have been reinvested in active non-U.S. business operations and it is not practicable to determine the income tax liability that would be payable if such earnings were not reinvested indefinitely. We reassess reinvestment of net income on an ongoing basis. During the fourth quarter of 2025, we incurred $55 million of withholding tax expense associated with the expected repatriation of certain previously reinvested earnings.

62 2025 FORM 10-K

The following table presents our net deferred tax assets and net deferred tax liabilities attributable to different tax jurisdictions or different tax paying components.

DEFERRED INCOME TAXES December 31	2025	2024
Total assets	$7,883	$7,479
Total liabilities	(424)	(368)
Net deferred income tax asset (liability)	$7,459	$7,111

COMPONENTS OF THE NET DEFERRED INCOME TAX ASSET (LIABILITY) December 31	2025	2024
Deferred tax assets
Insurance company loss reserves	$2,398	$2,349
Progress collections, Contract assets, Contract liabilities and deferred items	1,764	1,435
Accrued expenses and reserves	1,278	1,231
Deferred expenses	1,231	1,398
Other compensation and benefits	580	510
Principal pension plans	989	1,009
Non-U.S. loss carryforwards(a)	2,133	1,891
Capital losses carryforward	881	849
State deferred tax assets(b)	684	762
Other	1,522	1,514
Total deferred tax assets	$13,460	$12,948
Valuation allowance(a)(b)(c)	(3,338)	(3,216)
Total deferred tax assets after valuation allowance	$10,122	$9,732
Deferred tax liabilities
Intangibles	$(1,097)	$(1,049)
Depreciation	(732)	(712)
Investment in securities	(640)	(661)
Other	(194)	(199)
Total deferred tax liabilities	(2,663)	(2,621)
Net deferred income tax asset (liability)	$7,459	$7,111
(a)Included valuation allowances for non-U.S. loss carryforwards of $1,439 million and $1,362 million as of December 31, 2025 and 2024, respectively. The net deferred tax asset as of December 31, 2025 of $694 million relates to net operating losses that may be carried forward indefinitely.
(b) Included valuation allowances for U.S. state losses and credit carryforwards of $479 million and $490 million as of December 31, 2025 and 2024, respectively. Of the $95 million of net deferred tax assets for U.S. state losses and credit carryforwards as of December 31, 2025, $12 million relates to state attributes that expire in various year ending from December 31, 2026 through December 31, 2028, $78 million relates to state attributes that expire various years ending from December 31, 2029 through December 31, 2045, and $5 million relates to state attributes that may be carried forward indefinitely.
(c) Included valuation allowances related to assets other than non-U.S. loss carryforwards and U.S. state loss and credit carryforwards of $1,420 million and $1,364 million as of December 31, 2025 and 2024, respectively, related primarily to excess U.S. federal capital loss and foreign tax credit carryforwards.

DEFERRED TAX ASSETS VALUATION ALLOWANCE
Balance at December 31, 2022	$(5,164)
Additions charged to income tax expense	—
Reductions credited to income tax expense	102
Other adjustments(a)	1,646
Balance at December 31, 2023	$(3,416)
Additions charged to income tax expense	(2)
Reductions credited to income tax expense	184
Other adjustments	18
Balance at December 31, 2024	$(3,216)
Additions charged to income tax expense	(2)
Reductions credited to income tax expense	71
Other adjustments	(191)
Balance at December 31, 2025	$(3,338)
(a) Primarily related to utilization of losses against capital gains, including gains reported in discontinued operations. See Note 2 for further information.
2025 FORM 10-K 63

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Dividends per share in dollars)	2025	2024	2023
Beginning balance	$(1,472)	$(3,623)	$(5,893)
AOCI before reclasses – net of taxes of $(157), $5 and $74	(43)	36	12
Reclasses from AOCI – net of taxes of $—, $103 and $(626)(a)	—	2,093	2,262
AOCI	(43)	2,129	2,274
Less AOCI attributable to noncontrolling interests	—	(22)	4
Currency translation adjustments AOCI	$(1,515)	$(1,472)	$(3,623)
Beginning balance	$665	$1,786	$6,531
AOCI before reclasses – net of taxes of $(117), $22 and $(497)	(393)	(8)	(1,874)
Reclasses from AOCI – net of taxes of $(137), $(269) and $(778)(a)	(489)	(1,119)	(2,873)
AOCI	(882)	(1,127)	(4,747)
Less AOCI attributable to noncontrolling interests	—	(7)	(2)
Benefit plans AOCI	$(217)	$665	$1,786
Beginning balance	$(1,985)	$(959)	$(1,927)
AOCI before reclasses – net of taxes of $192 , $(271) and $248	763	(1,017)	1,046
Reclasses from AOCI – net of taxes of $7, $4 and $(7)	(14)	1	(78)
AOCI	749	(1,016)	968
Less AOCI attributable to noncontrolling interests	—	12	—
Investment securities and cash flow hedges AOCI	$(1,236)	$(1,985)	$(959)
Beginning balance	$(1,070)	$(3,354)	$(983)
AOCI before reclasses – net of taxes of $(202), $607 and $(630)	(761)	2,284	(2,371)
AOCI	(761)	2,284	(2,371)
Long-duration insurance contracts AOCI	$(1,831)	$(1,070)	$(3,354)

AOCI at December 31	$(4,798)	$(3,861)	$(6,150)

Dividends declared per common share	$1.44	$1.12	$0.32

(a) The total reclassifications from AOCI included $1,590 million, including currency translation of $2,174 million and benefit plans of $(584) million, net of taxes, in 2024 related to the separation of GE Vernova. In 2023, reclassifications of $195 million, net of taxes, included currency translation of $2,234 million and benefit plans of $(2,030) million related to GE HealthCare.

Preferred stock. In September 2023, we redeemed the remaining $5,795 million of outstanding GE preferred stock. Dividends on GE preferred stock totaled $237 million, including cash dividends of $236 million, for the year ended December 31, 2023.

Common stock. GE Aerospace's authorized common consists of 1,650 million shares having a par value of $0.01 each, with 1,462 million shares issued. GE Aerospace common stock shares outstanding were 1,048,766,702 and 1,073,692,183 at December 31, 2025 and December 31, 2024, respectively. We repurchased 30.0, 32.0 and 11.0 million shares for a total of $7,412 million, $5,414 million and $1,135 million for the years ended December 31, 2025, 2024 and 2023, respectively. This included repurchases of 20.1 million shares for $5,181 million in 2025 and 12.5 million shares for $2,170 million in 2024 using accelerated stock repurchases, which were utilized as a mechanism to achieve planned repurchase volumes within a quarter during closed windows. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased in the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

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

Stock options provide employees the opportunity to purchase GE Aerospace shares in the future at the market price of our stock on the date the award is granted (the strike price). The options become exercisable over the vesting period, typically three years, and expire 10 years from the grant date if not exercised. Restricted stock units (RSUs) represent the right to receive, upon vesting and lapse of restrictions, one share of GE Aerospace common stock for each unit granted. Performance stock units (PSUs) represent the right to receive, upon vesting and achievement of applicable performance or market conditions, shares of GE Aerospace common stock. We value stock options using a Black-Scholes option pricing model, RSUs using market price on grant date, and PSUs and performance shares using market price on grant date and a Monte Carlo simulation as needed based on performance metrics.

64 2025 FORM 10-K

WEIGHTED AVERAGE GRANT DATE FAIR VALUE	2025	2024	2023
Stock options	$79.55	$65.16	$36.10
RSUs	212.45	160.70	89.6
PSUs	221.46	150.05	89.44

Key assumptions used in the Black-Scholes valuation for stock options include: risk free rates of 4.1%, 4.6%, and 4.2%, dividend yields of 0.7%, 0.7%, and 0.4%, expected volatility of 36%, 36%, and 36%, expected lives of 6.1 years, 6.1 years, and 6.8 years, and strike prices of $202.16, $160.51, and $88.15 for 2025, 2024 and 2023, respectively.

STOCK-BASED COMPENSATION ACTIVITY	Stock options				RSUs
	Shares (in thousands)	Weighted average exercise price	Weighted average contractual term (in years)	Intrinsic value (in millions)	Shares (in thousands)	Weighted average grant date fair value	Weighted average contractual term (in years)	Intrinsic value (in millions)
Outstanding at January 1, 2025	10,917	$91.78			3,607	$103.70
Granted	569	202.16			380	212.45
Exercised	(4,102)	104.40			(1,459)	67.10
Forfeited	(83)	172.13			(137)	135.42
Expired	(37)	122.58			N/A	N/A
Outstanding at December 31, 2025	7,264	$92.22	3.8	$1,568	2,391	$141.49	1.2	$736
Exercisable at December 31, 2025	5,829	$72.33	2.6	$1,374	N/A	N/A	N/A	N/A
Expected to vest	1,265	$172.50	8.6	$171	2,194	$139.74	1.2	$676

Total outstanding target PSUs at December 31, 2025 were 1,482 thousand shares with a weighted average fair value of $157.45. The intrinsic value and weighted average contractual term of target PSUs outstanding were $456 million and 1.1 years, respectively.

	2025	2024	2023
Compensation expense (after-tax)(a)	$325	$286	$192
Cash received from stock options exercised	428	1,492	565
Intrinsic value of stock options exercised and RSU/PSU/Performance shares vested	853	1,754	561
(a)Unrecognized compensation cost related to unvested equity awards as of December 31, 2025 was $303 million, which will be amortized over a weighted average period of 1.7 years. Income tax benefit recognized in net income on stock-based compensation was $165 million, $152 million and $29 million in 2025, 2024 and 2023, respectively.

NOTE 18. EARNINGS PER SHARE (EPS) INFORMATION

	2025		2024		2023
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic	Diluted	Basic
Net income (loss) from continuing operations(a)	$8,598	$8,601	$6,670	$6,670	$9,446	$9,449
Preferred stock dividends and other and accretion of preferred share repurchase(b)	—	—	—	—	(295)	(295)
Net income (loss) from continuing operations attributable to common shareholders(a)	8,598	8,601	6,670	6,670	9,151	9,154
Net income (loss) from discontinued operations	103	103	(114)	(114)	33	33
Net income (loss) attributable to common shareholders(a)	8,701	8,704	6,556	6,556	9,184	9,187

Shares of common stock outstanding	1,061	1,061	1,085	1,085	1,089	1,089
Employee compensation-related shares (including stock options)	8	—	10	—	10	—
Total average equivalent shares	1,068	1,061	1,094	1,085	1,099	1,089

EPS from continuing operations	$8.05	$8.11	$6.09	$6.15	$8.33	$8.41
EPS from discontinued operations	0.10	0.10	(0.10)	(0.11)	0.03	0.03
Net EPS	8.14	8.20	5.99	6.04	8.36	8.44

Potentially dilutive securities(c)	1		6		24
(a) Included in 2025 and 2023 is a dilutive adjustment for the change in income for forward purchase contracts that may be settled in stock.
(b) For the year ended December 31, 2023, included $(58) million related to excise tax on preferred share redemptions.
(c) Outstanding stock awards are not included in the computation of diluted earnings (loss) per share because their effect was antidilutive.
2025 FORM 10-K 65

Our unvested restricted stock unit awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and historically have been included in the calculation pursuant to the two-class method. For the year ended December 31, 2025, such participating securities had an insignificant effect. Effective the second quarter of 2024, the Company calculates earnings per share using the treasury stock method. For the years ended December 31, 2024 and 2023, application of two-class method treatment had an insignificant effect.

NOTE 19. OTHER INCOME (LOSS)

	2025	2024	2023
Investment in GE HealthCare realized and unrealized gain (loss)	$—	$480	$5,639
Investment in and note with AerCap realized and unrealized gain (loss)	21	38	129
Investment in Baker Hughes realized and unrealized gain (loss)	—	—	10
Gains (losses) on retained and sold ownership interests	$21	$518	$5,778
Other net interest and investment income (loss)(a)(b)	946	813	637
Licensing and royalty income	175	210	148
Equity method income	216	173	169
Purchases and sales of business interests(c)	6	399	(105)
Other items	123	151	92
Total other income (loss)	$1,487	$2,264	$6,718
(a) Included interest income associated with customer advances of $144 million, $132 million and $127 million for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 8 for further information.
(b) Included investment income of $295 million related to our investment in BETA Technologies, Inc. for the year ended December 31, 2025.
(c) Included a pre-tax gain of $347 million related to the sale of our non-core licensing business in Corporate for the year ended December 31, 2024.

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

RESTRUCTURING AND OTHER CHARGES	2025	2024	2023
Workforce reductions	$(33)	$107	$166
Plant closures & associated costs and other asset write-downs	(51)	74	84
Acquisition/disposition net charges and other	—	366	10
	$(84)	$546	$260
Cost of equipment/services	$6	$27	$10
Selling, general and administrative expenses	(90)	519	250
Total restructuring and other charges(a)	$(84)	$546	$260
Restructuring and other cash expenditures(b)	$69	$507	$204
(a) For the year ended December 31, 2024, restructuring and other charges included cost of $363 million for the settlement of the Sjunde AP-Fonden shareholder lawsuit and also included income of $81 million as a result of a change in estimate of the post-employment severance benefit reserve in connection with the separation of GE Vernova.
(b) Restructuring and other cash expenditures were primarily related to employee severance payments. Additionally, included $363 million for the final settlement payment for the Sjunde AP-Fonden shareholder lawsuit for the year ended December 31, 2024. See Note 24 for further information.

The restructuring liability as of December 31, 2025, 2024 and 2023 was $91 million, $242 million and $311 million, respectively.

For the years ended December 31, 2025, 2024 and 2023, restructuring and other charges for ongoing programs primarily included exit activities announced in the fourth quarter of 2022, reflecting lower Corporate & Other shared-service and footprint needs as a result of the GE HealthCare and GE Vernova spin-offs. During the fourth quarter of 2025, we substantially completed this separation-related restructuring activity. Based on the hiring needs and information technology capacity demands of the three public companies, we reduced our reserves by $164 million, which is reflected in the table above.

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

66 2025 FORM 10-K

For the years ended December 31, 2025, 2024 and 2023, we incurred pre-tax separation expense of $202 million, $492 million and $692 million, and paid $245 million, $800 million, and $820 million in cash, respectively. We recognized $129 million, $349 million and $113 million of net tax benefits for the years ended December 31, 2025, 2024 and 2023, respectively, including deferred tax benefits associated with a non-U.S. valuation allowance release and state tax attributes and the tax benefit of losses on separation-related entity restructuring.

The pre-tax separation costs specifically identifiable to GE HealthCare and GE Vernova are reflected in discontinued operations.

For the year ended December 31, 2025, costs, cash spend and taxes incurred were insignificant for both GE Healthcare and GE Vernova.

For the year ended December 31, 2024, we incurred $15 million in pre-tax costs, recognized $3 million of net tax expense and spent $16 million in cash, respectively, related to GE HealthCare. Additionally, we incurred $96 million pre-tax separation costs, recognized $20 million of net tax benefit and spent $199 million in cash, respectively, related to GE Vernova.

For the year ended December 31, 2023, we incurred $22 million in pre-tax costs, recognized $5 million of net tax benefit and spent $182 million in cash, respectively, related to GE HealthCare. Additionally, we incurred $286 million pre-tax separation costs, recognized $86 million of net tax benefit and spent $239 million in cash, respectively, related to GE Vernova.

NOTE 21. FAIR VALUE MEASUREMENTS. Our assets and liabilities measured at fair value on a recurring basis include debt securities mainly supporting obligations to annuitants and policyholders in our run-off insurance operations and derivatives.

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
	Level 1		Level 2		Level 3(a)		Netting adjustment(b)		Net balance(c)
December 31	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Investment securities	$655	$14	$34,911	$33,635	$3,222	$5,074	$—	$—	$38,788	$38,723
Derivatives	—	—	247	243	—	—	(60)	(55)	187	188
Total assets	$655	$14	$35,158	$33,878	$3,222	$5,074	$(60)	$(55)	$38,975	$38,911

Derivatives	$—	$—	$129	$131	$—	$—	$(58)	$(54)	$71	$77
Other(d)	—	—	400	367	—	—	—	—	400	367
Total liabilities	$—	$—	$530	$498	$—	$—	$(58)	$(54)	$472	$444
(a)Included $292 million of U.S. corporate debt securities and $2,530 million of Mortgage and asset-backed debt securities as of December 31, 2025. Included $1,627 million of U.S. corporate debt securities, $1,935 million of Mortgage and asset-backed debt securities and the $982 million AerCap note as of December 31, 2024.
(b)The netting of derivative receivables and payables is permitted when a legally enforceable master netting agreement exists. Amounts include fair value adjustments related to our own and counterparty non-performance risk.
(c)Included investment securities in our run-off insurance operations of $37,842 million and $37,352 million as of December 31, 2025 and 2024, respectively, which are Level 2 and 3. See Notes 3 and 22 for further information on the composition of our investment securities and derivative portfolios.
(d)Primarily represents the liabilities associated with certain of our deferred incentive compensation plans.

LEVEL 3 INSTRUMENTS. The majority of our Level 3 balances comprised debt securities classified as available-for-sale with changes in fair value recorded in Other comprehensive income.

	Balance at January 1	Net realized/unrealized gains(losses)(a)	Purchases(b)	Sales & Settlements(c)	Transfers into Level 3	Transfers out of Level 3(d)	Balance at December 31
2025
Investment securities	$5,074	$27	$2,155	$(2,753)	$13	$(1,293)	$3,222
2024
Investment securities	$6,841	$20	$1,505	$(768)	$12	$(2,536)	$5,074
(a)Primarily included net unrealized gains (losses) of $5 million and $(29) million in Other comprehensive income for the years ended December 31, 2025 and 2024, respectively.
(b)Included $356 million of U.S. corporate debt securities and $1,764 million of Mortgage and asset-backed debt securities for the year ended December 31, 2025. Included $491 million of U.S. corporate debt securities and $600 million of Mortgage and asset-backed debt securities for the year ended December 31, 2024.
(c)Included $(1,080) million of Mortgage and asset-backed debt securities and $(600) million of U.S. corporate debt securities for the year ended December 31, 2025. Included $(95) million of Mortgage and asset-backed debt securities and $(621) million of U.S. corporate debt securities the year ended December 31, 2024.
(d)Transfers out of Level 3 during the years ended December 31, 2025 and 2024, related to increases in the observability of external information used in determining fair value. These transfers were in our run-off insurance operations and primarily included certain investments in private placement U.S. and non-U.S. corporate debt securities.
2025 FORM 10-K 67

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

		December 31, 2025		December 31, 2024
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Loans and other receivables(a)	$2,197	$2,153	$2,261	$1,981
Liabilities	Borrowings (Note 10)	20,494	20,558	19,273	18,805
	Investment contracts(a)	1,140	1,199	1,375	1,432
(a) Primarily related to our run-off insurance operations. See Note 12 for further information.

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include cash and cash equivalents, investment securities (see Note 3) and derivative financial instruments below.

DERIVATIVES AND HEDGING. Per our policy, derivatives are used solely for managing risks and not for speculative purposes. We use derivatives to manage risks related to foreign currency exchange (including foreign equity investments), interest rates and commodity prices.

We use foreign currency forward and cross-currency interest rate swap contracts designated as cash flow hedges primarily to reduce the effects of foreign exchange rate changes. The gains or losses on derivatives that are designated as cash flow hedges are initially recorded in Statement of Other Comprehensive Income (Loss) and subsequently reclassified to earnings when the hedged transaction affects earnings. We expect to reclassify $46 million of gains from AOCI to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions.

We use our foreign currency debt and cross-currency interest rate swaps in net investment hedges to hedge currency exposure of our net investments in foreign operations. Gains and losses on net investment hedges are initially recorded in the Statement of Other Comprehensive Income (Loss). The carrying value of foreign currency debt designated as net investment hedges was $4,958 million and $5,199 million at December 31, 2025 and 2024, respectively.

For cross-currency interest rate swaps in qualified hedging relationships, we recognize the periodic interest settlements within Interest and other financial charges in the Statement of Operations. Such interest amounts were $27 million and $2 million for the years ended December 31, 2025 and 2024, respectively. The cash flows associated with these periodic interest settlements are classified as operating activities in the Statement of Cash Flows.

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

FAIR VALUE OF DERIVATIVES		December 31, 2025			December 31, 2024
	Classification(a)	Gross Notional	Fair Value - Assets	Fair Value - Liabilities	Gross Notional	Fair Value - Assets	Fair Value - Liabilities
Qualifying currency exchange contracts	Current	$2,125	$38	$17	$1,873	$36	$40
Qualifying cross currency interest rate swaps	Non-Current	3,079	20	62	416	8	—
	Current	471	17	39	—	—	—
Non-qualifying currency exchange contracts and other(b)	Current	4,983	172	12	6,759	199	91
Gross derivatives		$10,659	$247	$129	$9,047	$243	$131
Netting and credit adjustments			$(60)	$(58)		$(55)	$(54)
Net derivatives recognized in statement of financial position			$187	$71		$188	$77
(a) The fair values of Derivatives indicated as current are components of All other current assets and All other current Liabilities. Fair values of Derivatives indicated as non-current are components of All other assets and All other liabilities in the Statement of Financial Position.
(b) Gains (losses) included in our Statement of Operations are $243 million and $105 million for years ended December 31, 2025 and 2024, respectively, primarily in SG&A, driven by hedges of foreign currency exchange and deferred employee compensation. Substantially all of these amounts are offset by the remeasurement of the underlying exposure through income.

68 2025 FORM 10-K

CASH FLOW HEDGES AND NET INVESTMENT HEDGES

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Net Income
	2025	2024	2025	2024
Cash flow hedges(a)	$133	$(64)	$45	$16
Net investment hedges	(798)	348	—	—
(a) Consist of currency exchange contracts and cross-currency interest rate swaps, primarily recognized in Costs of equipment or services sold in our Statement of Operations.

FAIR VALUE HEDGES. We used fair value hedges to hedge the effects of interest rate and currency changes on debt we issued. All fair value hedges were terminated in 2022 due to exposure management actions. The cumulative net gains related to hedging adjustments of $969 million and $1,037 million on discontinued hedges were included primarily in long-term borrowings of $8,286 million and $8,387 million as of December 31, 2025 and December 31, 2024, respectively, and will continue to amortize into interest expense until the borrowings mature.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest) were $187 million and $188 million at December 31, 2025 and December 31, 2024, respectively. Counterparties' exposures to our derivative liability (including accrued interest), were $71 million and $77 million at December 31, 2025 and December 31, 2024, respectively.

NOTE 23. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $170 million and $141 million and liabilities of $144 million and $131 million at December 31, 2025 and December 31, 2024, respectively, in consolidated Variable Interest Entities (VIEs). These VIEs are primarily associated with a legacy business in Corporate & Other and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $8,976 million and $8,131 million at December 31, 2025 and December 31, 2024, respectively. Of these investments, $1,114 million and $1,280 million were in our U.S. tax equity portfolio, comprising equity method investments related to onshore renewable energy projects, at December 31, 2025 and December 31, 2024, respectively. In addition, $7,660 million and $6,665 million were in our run-off insurance operations, primarily comprised of equity method investments at December 31, 2025 and December 31, 2024, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss with respect to unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 24.

NOTE 24. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. As of December 31, 2025, we had total investment commitments of $4,115 million, of which $3,984 million are related to investments by our run-off insurance operations in investment securities and other assets. Included within these commitments are obligations to make investments in unconsolidated VIEs of $3,886 million. We also have unfunded commitments for U.S. tax equity of $131 million. Additionally, we have committed to provide financing assistance of $2,495 million for future customer acquisitions of aircraft equipped with our engines. We believe there is a low probability of utilization of this financing assistance based on the terms under which the financing would be provided. See Note 23 for further information regarding VIEs.

Credit support and indemnification agreements - Continuing Operations. Following the separation of GE Vernova, we have remaining performance and bank guarantees on behalf of GE Vernova. To support GE Vernova in selling products and services globally, we often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, "GE Aerospace credit support"). Under the Separation and Distribution Agreement (SDA), GE Vernova is obligated to use reasonable best efforts to replace us as the guarantor on or terminate all such credit support instruments. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligor(s), we could be obligated to make payments under the applicable instruments. Under the SDA, GE Vernova is obligated to reimburse and indemnify us for any such payments. As of December 31, 2025, we estimated GE Vernova RPO and other obligations that relate to GE Aerospace credit support to be approximately $8,300 million, a more than 87% reduction since December 31, 2023. We expect approximately $6,000 million of the RPO related to GE Aerospace credit support obligations to contractually mature by the end of 2030. Additionally, beginning in 2025, GE Vernova is paying us a quarterly fee based on amounts related to the GE Aerospace credit support. We have recorded a reserve of $72 million for our stand ready to perform obligation. Our maximum aggregate exposure under the GE Aerospace credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses except for certain financial guarantees and trade finance instruments with a maximum exposure of approximately $233 million. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance were required by us under parent company guarantees relating to GE Vernova customer contracts. In connection with the spin-off of GE Vernova, under terms of the SDA, Transition Service Agreement (TSA) and Tax Matters Agreement (TMA), we have an obligation to indemnify GE Vernova for certain of its severance costs, environmental matters and tax matters of $209 million, of which $168 million is reserved.

We also have remaining obligations under the TMA with GE HealthCare to indemnify them for certain tax costs and other indemnifications of $52 million, which are fully reserved.

2025 FORM 10-K 69

We also have provided specific indemnities to other buyers of assets of our GE legacy businesses that, in the aggregate, represent a maximum potential claim of $168 million with related reserves of $53 million.

Credit support and indemnification agreements- Discontinued Operations. Following the separation of GE Vernova, we also have performance obligations related to GE Vernova nuclear decommissioning with a maximum aggregate exposure of $622 million for which we are fully indemnified. Also, under the SDA, TSA and TMA agreements we have obligations to indemnify GE Vernova for costs of certain environmental matters and tax matters of $37 million, which are fully reserved.

GE Aerospace also has obligations under the TMA to indemnify GE HealthCare for certain tax costs of $39 million, which are fully reserved.

We also have provided specific indemnities to other buyers of assets of our GE legacy businesses that, in the aggregate, represent a maximum potential claim of $393 million with related reserves of $36 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. An analysis of changes in the liability for product warranties follows.

	2025	2024	2023
Balance at January 1	$592	$639	$528
Current-year provisions	242	275	277
Expenditures	(242)	(321)	(167)
Other changes	3	(1)	—
Balance at December 31	595	$592	$639

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

Shareholder and related lawsuits. Since February 2018, multiple shareholder derivative lawsuits were filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). These lawsuits have alleged violations of securities laws, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement, although the specific matters underlying the allegations in the lawsuits have varied. Two shareholder derivative lawsuits are currently pending: the Lindsey and Priest/Tola cases, which were filed in New York state court. The allegations in these two cases relate to substantially the same facts as those underlying the Sjunde AP-Fonden case, which settled in April 2025. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures. The Lindsey case has been stayed by agreement of the parties, and GE filed a motion to dismiss the Priest/Tola complaint in March 2021. In August 2024, the plaintiffs in the Priest/Tola case filed an amended consolidated complaint asserting substantially the same claims as in the prior derivative actions, and the Company filed a motion to dismiss this amended complaint in October 2024.

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

70 2025 FORM 10-K

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. For a number of years, we have observed an increase in the total number of lawsuits being brought against Bank BPH and other banks in Poland by current and former borrowers, and we expect this to continue in future reporting periods. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded an additional charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH was $2,334 million and $2,461 million as of December 31, 2025 and December 31, 2024, respectively.

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

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations involve or have involved the use, disposal and cleanup of substances regulated under environmental protection laws, including activities for a variety of matters related to GE businesses that have been discontinued or exited. We record reserves for obligations for ongoing and future environmental remediation activities, such as the Housatonic River cleanup, and for additional liabilities we expect to incur in connection with previously remediated sites, such as natural resource damages for the Hudson River where GE completed dredging in 2019. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged exposure by workers and others to asbestos, polychlorinated biphenyls (PCBs) or other hazardous materials. Liabilities for environmental remediation and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued. However, due to uncertainties about the status of laws, regulations, technology and information related to individual sites and worker exposure lawsuits, such amounts are not reasonably estimable. Total reserves related to environmental remediation and worker exposure claims were $2,129 million and $2,003 million at December 31, 2025 and December 31, 2024, respectively.

Expenditures for site remediation and worker exposure claims amounted to approximately $190 million, $175 million and $246 million for the years ended December 31, 2025, 2024 and 2023, respectively. We presently expect that such expenditures will be approximately $250 million in both 2026 and 2027.

NOTE 25. SEGMENT AND GEOGRAPHIC INFORMATION & REMAINING PERFORMANCE OBLIGATION
SEGMENT INFORMATION. We have two reportable segments and three operating segments. Operating segments are aggregated into a reportable segment if the operating segments have similar quantitative economic characteristics and if the operating segments are similar in the following qualitative characteristics: (i) nature of products and services; (ii) nature of production processes; (iii) type or class of customer for their products and services; (iv) methods used to distribute the products or provide services; and (v) if applicable, the nature of the regulatory environment. We have aggregated Defense & Systems and Propulsion & Additive Technology into one reportable segment (Defense & Propulsion Technologies) based on similarity in economic characteristics, other qualitative factors and the objectives and principals of ASC 280, Segment Reporting. This is consistent with how our chief operating decision maker (CODM), who is our Chief Executive Officer (CEO), allocates resources and makes decisions. Segment accounting policies are the same as described and referenced in Note 1. See About GE Aerospace for a description of our reporting segments as of December 31, 2025.

Segment revenue includes sales of equipment and services by our segments. Segment profit is determined based on performance measures used by our CODM. Our CODM uses segment profit or loss to assess performance and allocate resources to each segment, primarily through periodic budgeting and segment performance reviews. In connection with that assessment, our CODM may exclude matters, such as charges for impairments, significant, higher-cost restructuring programs, costs associated with separation activities, manufacturing footprint rationalization and other similar expenses, acquisition costs and other related charges, certain gains and losses from acquisitions or dispositions and certain litigation settlements. Segment profit excludes results reported as discontinued operations and the portion of net income or loss attributable to noncontrolling interests of consolidated subsidiaries, and as such only includes the portion of net income or loss attributable to our share of the consolidated net income or loss of consolidated subsidiaries. Certain corporate costs, including those related to shared services, employee benefits and information technology, are allocated to our segments based on usage or their relative net cost of operations. See the Corporate & Other section within MD&A for further information about costs excluded from segment profit.

The Company does not report total assets by segment for internal or external reporting purposes as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

2025 FORM 10-K 71

REVENUE	Total revenue			Intersegment revenue			External revenue
Years ended December 31	2025	2024	2023	2025	2024	2023	2025	2024	2023
Commercial Engines & Services	$33,314	$26,881	$23,855	$62	$216	$559	$33,252	$26,666	$23,296
Defense & Propulsion Technologies	10,554	9,478	8,961	1,686	1,453	1,253	8,868	8,025	7,708
Corporate & Other	1,987	2,343	2,532	(1,748)	(1,669)	(1,812)	3,735	4,011	4,344
Total revenue	$45,855	$38,702	$35,348	$—	$—	$—	$45,855	$38,702	$35,348

	2025			2024			2023
Years ended December 31	Equipment	Services	Total	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$8,304	$25,010	$33,314	$7,106	$19,775	$26,881	$6,169	$17,686	$23,855
Defense & Propulsion Technologies	5,128	5,426	10,554	4,208	5,270	9,478	4,000	4,961	8,961
Total segment revenue	$13,433	$30,436	$43,868	$11,315	$25,045	$36,360	$10,170	$22,647	$32,816

Total sales of equipment and services to agencies of the U.S. Government were 10%, 12% and 14% of total revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

EXPENSES, PROFIT AND INCOME For the years ended December 31	2025	2024	2023
Commercial Engines & Services
Cost of revenue	$21,998	$17,703	$16,575
Selling, general and administrative expenses	1,845	1,678	1,386
Research and development	1,287	993	736
Other segment expenses (income)(a)	(677)	(548)	(484)
Total Commercial Engines & Services expenses	24,453	19,826	18,213
Defense & Propulsion Technologies
Cost of revenue	7,910	7,237	6,929
Selling, general and administrative expenses	1,088	954	893
Research and development	308	301	277
Other segment expenses (income)(a)	(48)	(75)	(46)
Total Defense & Propulsion Technologies expenses	9,258	8,417	8,053

Commercial Engines & Services	8,861	7,055	5,643
Defense & Propulsion Technologies	1,296	1,061	908
Total segment profit (loss)	10,157	8,116	6,551
Corporate & Other	(96)	(89)	3,943
Interest and other financial charges	(843)	(986)	(1,029)
Non-operating benefit income (cost)	788	842	978
Goodwill impairments	—	(251)	—
Benefit (provision) for income taxes	(1,405)	(962)	(994)
Preferred stock dividends	—	—	(295)
Net income (loss) from continuing operations attributable to common shareholders	8,601	6,670	9,154
Net income (loss) from discontinued operations attributable to common shareholders	103	(114)	33
Net income (loss) attributable to common shareholders	$8,704	$6,556	$9,188
(a) Other segment expenses (income) primarily includes equity method income, interest income and licensing and royalty income.

GEOGRAPHIC INFORMATION

Years ended December 31	2025	2024	2023
U.S.	$18,194	$17,340	$17,105
Non-U.S.
Europe	8,603	7,800	7,248
Asia	10,819	7,237	5,734
Americas	3,664	2,593	1,862
Middle East and Africa	4,575	3,734	3,399
Total Non-U.S.	$27,661	$21,363	$18,243
Total geographic revenue	$45,855	$38,702	$35,348
Non-U.S. revenue as a % of total revenue	60%	55%	52%

72 2025 FORM 10-K

December 31	2025	2024
U.S.	$5,736	$5,166
Non-U.S.
Europe	1,257	1,171
Asia	505	497
Americas	479	431
Other Global	11	12
Total Non-U.S.	$2,252	$2,111
Property, plant and equipment – net (Note 6)	$7,987	$7,277

REMAINING PERFORMANCE OBLIGATION. As of December 31, 2025, the aggregate amount of the contracted revenue allocated to our unsatisfied (or partially unsatisfied) performance obligations was $190,564 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: 1) equipment-related remaining performance obligation of $27,534 million of which 34%, 57% and 89% is expected to be recognized within 1, 2 and 5 years, respectively, and the remaining thereafter; and 2) services-related remaining performance obligations of $163,029 million of which 12%, 42%, 69% and 86% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter. Contract modifications could affect both the timing to complete as well as the amount to be received as we fulfill the related remaining performance obligations.

NOTE 26. SUMMARIZED FINANCIAL INFORMATION
Equity method investments. Unconsolidated entities over which we have significant influence are accounted for as equity method investments and presented on a one-line basis in either All other assets or Investment Securities on our Statement of Financial Position. Equity method income includes our share of the results of unconsolidated entities, gains (loss) from sales and impairments of investments, which is included in Other income and in Insurance revenue in our Statement of Operations. See Notes 1, 3, 9 and 19 for further information.

	Equity method investment
	balance		Income (loss) from equity method investments
December 31	2025	2024	2025	2024	2023
Commercial Engines & Services	$1,682	$1,610	$376	$301	$276
Defense & Propulsion Technologies	189	186	(2)	8	8
Corporate & Other(a)	5,244	4,451	518	147	61
Total	$7,115	$6,247	$892	$456	$345
(a) Equity method investments within Corporate & Other include investments held by run-off insurance operations of $3,230 million and $2,933 million, U.S. tax equity of $1,114 million and $1,280 million and investment securities of $645 million and zero as of December 31, 2025 and 2024, respectively.

Summarized financial information of these equity method investments is as follows.

For the years ended December 31	2025	2024	2023(a)
Revenue	$48,024	$35,342	$41,403
Gross profit (loss)	1,239	1,229	4,093
Net income (loss)	3,538	3,243	4,768
Net income (loss) attributable to the entity	3,525	3,199	4,731
(a) Includes AerCap Gross profit (loss) of $3,096 million and Net income (loss) attributable to the entity of $2,525 million for the year ended December 31, 2023. On November 16, 2023, we sold our remaining equity interest in AerCap and the senior note matured in the fourth quarter of 2025.

December 31	2025	2024
Current assets	$26,213	$19,688
Total assets	$67,218	$54,116

Current liabilities	$23,159	$17,437
Total liabilities	$32,513	$23,868
Noncontrolling interests	$336	$200

2025 FORM 10-K 73

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Executive Officers (as of January 29, 2026)

			Date assumed
			Executive
Name	Position	Age	Officer Position

H. Lawrence Culp, Jr.	Chairman of the Board & Chief Executive Officer	62	October 2018
Rahul Ghai	Senior Vice President & Chief Financial Officer	54	September 2023
Mohamed Ali	Senior Vice President & Chief Technology & Operations Officer(a)	56	January 2025
Christian Meisner	Senior Vice President & Chief Human Resources Officer	56	April 2024
John R. Phillips III	Senior Vice President, General Counsel & Secretary	48	April 2024
Russell Stokes	Senior Vice President & CEO, Commercial Engines & Services(a)	54	September 2018
Amy Gowder	Senior Vice President & CEO, Defense & Systems	50	April 2024
Ricardo Procacci	Senior Vice President & CEO, Propulsion & Additive Technologies	58	April 2024
Robert Giglietti	Vice President, Chief Accounting Officer, Controller and Treasurer	55	April 2024

(a) Effective February 1, 2026, Mohamed Ali will become Senior Vice President & CEO, Commercial Engines & Services. Russell Stokes plans to retire in July 2026.

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

Prior to becoming CEO, Propulsion & Additive Technologies in 2022, Mr. Procacci served as Chief Executive Officer of Avio Aero, a General Electric Company affiliate, since 2014.

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

The remaining information called for by this item is incorporated by reference to “Election of Directors,” “Other Governance Policies & Practices”, “Board Committees”, “Board Operations” and "Other Executive Compensation Policies & Practices" in our definitive proxy statement for our 2026 Annual Meeting of Shareholders to be held May 5, 2026, which will be filed within 120 days of the end of our fiscal year ended December 31, 2025 (the 2026 Proxy Statement).

74 2025 FORM 10-K

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements
Included in the “Financial Statements and Supplementary Data” section of this report:
Management’s Annual Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Statement of Operations for the years ended December 31, 2025, 2024 and 2023
Statement of Financial Position at December 31, 2025 and 2024
Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Statement of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023
Statement of Changes in Shareholders' Equity for the years ended December 31, 2025, 2024 and 2023
Notes to consolidated financial statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations - Summary of Operating Segments
(a)2. Financial Statement Schedules
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

3(i) The Restated Certificate of Incorporation of General Electric Company (incorporated by reference to Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013), as amended by the Certificate of Amendment, dated December 2, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 3, 2015), as further amended by the Certificate of Amendment, dated January 19, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 20, 2016), as further amended by the Certificate of Change of General Electric Company, dated September 1, 2016 (incorporated by reference to Exhibit 3(1) to the Company’s Current Report on Form 8-K dated September 1, 2016), as further amended by the Certificate of Amendment, dated May 13, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 13, 2019), as further amended by the Certificate of Change of General Electric Company, dated December 9, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 9, 2019), as further amended by the Certificate of Amendment, dated July 30, 2021 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 30, 2021), as further amended by the Certificate of Change of General Electric Company, dated May 15, 2023 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 17, 2023), as further amended by the Certificate of Change of General Electric Company, dated April 1, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 2, 2024).

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

2025 FORM 10-K 75

4(j) Second Global Supplemental Indenture dated as of December 2, 2015, among General Electric Capital Corporation, General Electric Company and The Bank of New York Mellon, as successor trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 3, 2015).

4(k) Agreement to furnish to the Securities and Exchange Commission upon request a copy of instruments defining the rights of holders of certain long-term debt of the registrant and consolidated subsidiaries.*

4(l) Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
(10) Except for 10(ll), (mm), (nn), and (oo) below, all of the following exhibits consist of Executive Compensation Plans or Arrangements:

(a) GE Aerospace Executive Life Insurance Plan, as amended and restated, effective January 1, 2025 (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(b) GE Leadership Life Insurance Plan, effective January 1, 2020 and all amendments to date, including its most recent amendment January 3, 2023 (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

(c) GE Aerospace Supplementary Pension Plan, as amended and restated, effective January 1, 2025 (incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(d) GE Aerospace Restoration Plan, as amended and restated, effective January 1, 2025 (incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(e) General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of December 7, 2018 (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

(f) Amendment, dated May 7, 2024, to General Electric 2003 Non-Employee Director Compensation Plan, Amended and Restated as of December 7, 2018 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

(g) GE Aerospace 2024 Non-Employee Director Compensation Plan, effective May 7, 2024 (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

(h) Form of Director Indemnification Agreement.*

(i) Amendment to Nonqualified Deferred Compensation Plans, dated as of December 14, 2004 (incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

(j) GE Aerospace Retirement for the Good of the Company Program, as amended and restated, effective January 1, 2025 (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(k) GE Aerospace US Executive Severance Plan, as amended and restated, effective January 1, 2025 (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(l) GE Aerospace Excess Benefits Plan, as amended and restated, effective January 1, 2025 (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(m) GE Aerospace 2006 Executive Deferred Salary Plan, as amended and restated, effective January 1, 2025 (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

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

(p) GE 2022 Long-Term Incentive Plan, as amended and restated, effective January 1, 2025 (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(q) Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of March 2025 (incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025).

(r) Form of Agreement for Stock Option Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of May 2024 (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025).

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

76 2025 FORM 10-K

(w) Form of Agreement for Restricted Stock Unit Grants to Directors under the General Electric Company 2022 Long-Term Incentive Plan, as of May 2025 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

(x) Form of Agreement for Restricted Stock Unit Grants to Directors under the General Electric Company 2022 Long-Term Incentive Plan, as of May 2024 (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).

(y) Form of Agreement for Restricted Stock Unit Grants to Executive Offices under the General Electric Company 2022 Long-Term Incentive Plan, as of March 2025 (incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025).

(z) Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of May 2024 (incorporated by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025).

(aa) Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of March 2023 (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

(bb) Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of March 2025 (incorporated by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025).

(cc) Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of May 2024 (incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025).

(dd) Form of Agreement for Performance Stock Unit Grants to Executive Officers under the General Electric Company 2022 Long-Term Incentive Plan, as of March 2023 (incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

(ee) GE Aerospace Incentive Compensation Plan, as amended and restated, effective January 1, 2025 (incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(ff) GE Aerospace Annual Executive Incentive Plan, as amended and restated, effective January 1, 2025 (incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

(gg) Employment Agreement between H. Lawrence Culp Jr. and General Electric Company, effective July 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2024).

(hh) Form of Performance Stock Unit Grant Agreement by and between H. Lawrence Culp, Jr. and General Electric Company, dated July 1, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 1, 2024).

(ii) Offer Letter Agreement for Rahul Ghai, dated October 5, 2023 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023).

(jj) Offer Letter Agreement for Christian Meisner, dated August 30, 2023 (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025).

(kk) Offer Letter Agreement for John R. Phillips, III, dated August 27, 2023 (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025).

(ll) Amended and Restated Agreement, dated April 10, 2015, between General Electric Company and General Electric Capital Corporation (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated April 10, 2015).

(mm) Credit Agreement, dated as of March 26, 2024, by and among General Electric Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 2, 2024).

(nn) Tax Matters Agreement, dated as of January 2, 2023, by and between GE and GE HealthCare Technologies Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 4, 2023).

(oo) Tax Matters Agreement, dated as of April 1, 2024, by and between General Electric Company and GE Vernova Inc. (f/k/a GE Vernova LLC) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 2, 2024).

(11) Statement re Computation of Per Share Earnings.**
(19) GE Aerospace Insider Trading and Stock Tipping Policy and Additional Procedures (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

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

99(a) Supplement to Present Required Information in Searchable Format.*
2025 FORM 10-K 77

(101) The following materials from General Electric Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted as Inline XBRL (eXtensible Business Reporting Language); (i) Statement of Operations for the years ended December 31, 2025, 2024 and 2023, (ii) Statement of Financial Position at December 31, 2025 and 2024, (iii) Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (iv) Statement of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023, (v) Statement of Changes in Shareholders' Equity for the years ended December 31, 2025, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements.*

(104) Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed electronically herewith
** Information required to be presented in Exhibit 11 is provided in Note 18 to the consolidated financial statements in this Form 10-K Report in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification 260, Earnings Per Share.

FORM 10-K CROSS REFERENCE INDEX		Page(s)
Part I
Item 1.	Business	4-7, 9-10, 71-73

Item 1A.	Risk Factors	24-31

Item 1B.	Unresolved Staff Comments	Not applicable
Item 1C.	Cybersecurity	23
Item 2.	Properties	4

Item 3.	Legal Proceedings	70-71

Item 4.	Mine Safety Disclosures	Not applicable
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22

Item 6.	[Reserved]	Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-22

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	13, 68-69

Item 8.	Financial Statements and Supplementary Data	36-73

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	Not applicable

Item 9A.	Controls and Procedures	32

Item 9B.	Other Information	Not applicable

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not applicable
Part III
Item 10.	Directors, Executive Officers and Corporate Governance	74, (a)

Item 11.	Executive Compensation	(b)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	(c)

Item 13.	Certain Relationships and Related Transactions, and Director Independence	(d)

Item 14.	Principal Accountant Fees and Services	(e)
Part IV
Item 15.	Exhibits and Financial Statement Schedules	75-78

Item 16.	Form 10-K Summary	Not applicable

Signatures		79
(a)Incorporated by reference to “Governance” and “Other Executive Compensation Policies & Practices” in the 2026 Proxy Statement.
(b)Incorporated by reference to “Compensation”, “Other Executive Compensation Policies & Practices” and "Management Development & Compensation Committee Report” in the 2026 Proxy Statement.
(c)Incorporated by reference to “Stock Ownership Information” and “Equity Compensation Plan Information” in the 2026 Proxy Statement.
(d)Incorporated by reference to “Related Person Transactions” and “How We Assess Director Independence” in the 2026 Proxy Statement.
(e)Incorporated by reference to “Independent Auditor” in the 2026 Proxy Statement for Deloitte and Touche LLP (PCAOB ID No. 34).

78 2025 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2025, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized in the Village of Evendale and State of Ohio on the 29th day of January 2026.

General Electric Company
(Registrant)

By	/s/ Robert Giglietti
Robert Giglietti Vice President, Chief Accounting Officer, Controller and Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signer	Title	Date

	/s/ Rahul Ghai	Principal Financial Officer	January 29, 2026
Rahul Ghai Senior Vice President and Chief Financial Officer

	/s/ Robert Giglietti	Principal Accounting Officer	January 29, 2026
Robert Giglietti Vice President, Chief Accounting Officer, Controller and Treasurer

	/s/ H. Lawrence Culp, Jr.	Principal Executive Officer	January 29, 2026
H. Lawrence Culp, Jr.* Chairman of the Board of Directors

	Sébastien M. Bazin*	Director
	Margaret Billson*	Director
	Wesley G. Bush*	Director
	Thomas Enders*	Director
	Edward P. Garden*	Director
	Isabella Goren*	Director
	Thomas W. Horton*	Director
	Catherine A. Lesjak*	Director
	Darren McDew*	Director

A majority of the Board of Directors

*By	/s/ Brandon Smith
Brandon Smith Attorney-in-fact
January 29, 2026

2025 FORM 10-K 79