Form 10-Q
period 2026-03-31
GENERAL ELECTRIC CO
filed 2026-04-21
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,043,337,235 shares of common stock with a par value of $0.01 per share outstanding at March 31, 2026.

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
•global economic trends, competition and geopolitical risks, including evolving impacts from tariffs, sanctions or other trade tensions between the U.S. and other countries, or demand or supply shocks from events such as a major terrorist attack, war (including conflict in the Middle East), natural disasters or actual or threatened public health pandemics or other emergencies;
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
•the impact related to information technology, cybersecurity, artificial intelligence or data security developments or breaches at GE Aerospace or third parties; and
•the other factors that are described in the "Risk Factors" section in our Annual Report on Form 10-K for the year ended December 31, 2025, as such descriptions may be updated or amended in future reports we file with the SEC.

These or other uncertainties may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements. This document includes certain forward-looking projected financial information that is based on current estimates and forecasts. Actual results could differ materially.

2026 1Q FORM 10-Q 3

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

BUSINESS OVERVIEW AND ENVIRONMENT. As a global aerospace company, our worldwide operations can be affected by industrial, economic, and political factors on both a regional and global level. Demand for our equipment and services is demonstrated by our backlog of engine orders and services and growth in our installed base, and tends to follow commercial air travel and freight demand and government funding for defense budgets. We expect a significant ramp in our delivery of engine units and services for newer product platforms in the years ahead to meet this demand. Refer to the Segment Operations sections for Commercial Engines & Services (CES) and Defense & Propulsion Technologies (DPT) below for additional detail about these dynamics for our commercial and defense businesses, respectively.

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

We support efforts to revitalize domestic manufacturing and are planning to invest $1 billion in U.S. manufacturing and hire 5,000 U.S workers in 2026, including both engineering and manufacturing roles. At the same time, we support promoting free and fair trade that ensures the continued strength of the U.S aerospace industry.

As we operate in a highly dynamic tariff environment, we are focused on continuing to deliver our products and services to our customers. Given our global business, tariffs result in additional cost for us and our suppliers. In 2025, the U.S. established a zero-for-zero tariff agreement on aerospace equipment with the EU, UK, Japan and Korea, establishing a mutual elimination of tariffs. In 2026, the Supreme Court ruled against tariffs imposed under the International Emergency Economic Powers Act (IEEPA). The ruling did not address refunds of tariffs paid. As of March 31, 2026, we have not recorded a benefit for potential refunds of IEEPA tariffs paid. We will continue to monitor recent developments on tariff policy and evaluate any changes to the applicability of tariffs to our business as they occur.

We are monitoring recent developments related to the conflict in the Middle East and the potential impact on the commercial aerospace industry, including lower utilization and increased prices and lower availability of fuel, which can result in adverse effects on our airline customers. As a result, the impacts to our business may include lower volume related to shop visits, spare parts and spare engines and lower profitability of our long term contracts, as well as customer credit implications. We remain confident in our ability to navigate this with our young and diverse fleet, and we are also proactively taking action on costs. The conflict did not result in a material impact on our operations in the three months ended March 31, 2026.

On January 15, 2026, we announced that our CES segment will expand to include the entire commercial engine lifecycle, including safety and quality, product management, engineering, supply chain, manufacturing and aftermarket services. In addition, our Aeroderivative business, previously reported in CES, has moved to our DPT segment. See Note 23 for further information.

4 2026 1Q FORM 10-Q

CONSOLIDATED RESULTS

REVENUE	Three months ended March 31
	2026	2025
Equipment revenue	$3,268	$2,653
Services revenue	8,346	6,347
Insurance revenue	778	934
Total revenue	$12,392	$9,935

For the three months ended March 31, 2026, total revenue increased $2.5 billion, or 25%, compared to the three months ended March 31, 2025. Equipment revenue increased, driven by increased engine deliveries and price. Services revenue increased, primarily due to increased internal shop visit volume and workscopes and higher spare parts volume.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE (EPS)	Three months ended March 31
(Per-share in dollars and diluted)	2026	2025
Net income (loss) from continuing operations attributable to common shareholders	$1,930	$1,967
Continuing EPS	$1.83	$1.83

For the three months ended March 31, 2026, net income from continuing operations was flat compared to the three months ended March 31, 2025, driven by an increase in segment profit of $0.5 billion, partially offset by a decrease in gains (losses) on retained and sold ownership interests and other equity securities of $0.3 billion, an increase in Adjusted Corporate & Other operating costs* of $0.1 billion and a decrease in insurance profit (loss) of $0.1 billion. Adjusted net income* was $2.0 billion, an increase of $0.4 billion, due to an increase in segment profit of $0.5 billion, partially offset by an increase in Adjusted Corporate & Other operating costs* of $0.1 billion.
Profit of $2.2 billion was flat compared to the three months ended March 31, 2025. Profit margin was 17.7%, a decrease of 490 basis points. Operating profit* was $2.5 billion, an increase of $0.4 billion. Operating profit margin* was 21.8%, a decrease of 200 basis points. Adjusted EPS* was $1.86, an increase of 25%.

Remaining performance obligation (RPO) is unfilled customer orders for products and product services (expected life of contract sales for product services) excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 23 for further information.

RPO	March 31, 2026	December 31, 2025
Equipment	$31,390	$27,534
Services	179,909	163,029
Total RPO	$211,299	$190,564

As of March 31, 2026, RPO increased $20.7 billion, or 11%, from December 31, 2025, primarily at CES, as a result of contract modifications and engines contracted under long-term service agreements that have now been put into service, and at DPT, driven by Defense & Systems equipment orders outpacing revenue recognized.

SEGMENT OPERATIONS
COMMERCIAL ENGINES & SERVICES. In the first quarter of 2026, demand for commercial air travel grew with departures up 1.7%, with Middle East departures decreasing in March. We are in frequent communication with our airline, airframe and maintenance, overhaul and repair (MRO) customers about the outlook for commercial air travel, new aircraft production, fleet retirements and after-market services, including shop visit and spare parts demand.

In the first quarter, we announced significant new deals with several major customers. United Airlines has selected more than 300 GEnx engines to power their new Boeing 787 Dreamliners. American Airlines announced an agreement that their future deliveries of Airbus A321neo aircraft will continue to be powered by the CFM LEAP-1A engine. Delta has selected GEnx engines to power 30 new Boeing 787-10s with options for 30 more aircraft. Ryanair signed the Memorandum of Understanding (MoU) for a long-term material services agreement to support Ryanair’s entire fleet of about 2,000 CFM56 and LEAP engines powering its Boeing 737 aircraft.

Total engineering investments, both company and partner-funded, increased compared to prior year. In the first quarter, together with the Civil Aviation Authority of Singapore and Airbus, we established the world’s first airport testbed for RISE technologies, focused on Open Fan. Internal shop visit revenue grew in the first quarter and total engine deliveries and LEAP engine deliveries increased primarily due to improved material supply. We are investing in our manufacturing and overhaul facilities and continue to strengthen our external global MRO network to support LEAP aftermarket demand by adding Iberia as the seventh Premier MRO and expanding Delta TechOps capabilities for both LEAP 1-A and LEAP 1-B engines. We are also deploying engineering and supply chain resources to increase production, expand capacity and strengthen yield.

*Non-GAAP Financial Measure
2026 1Q FORM 10-Q 5

Sales in units, except where noted	Three months ended March 31
	2026	2025
Commercial Engines	640	426
LEAP Engines(a)	520	319
Internal shop visit revenue growth %	35%	11%
(a) LEAP engines, which are in a significant production ramp, are a subset of Commercial Engines.

SEGMENT REVENUE AND PROFIT	Three months ended March 31
	2026	2025
Equipment	$2,102	$1,749
Services	6,817	4,915
Total segment revenue	$8,920	$6,663

Segment profit	$2,356	$1,910
Segment profit margin	26.4%	28.7%

For the three months ended March 31, 2026, revenue was up $2.3 billion, or 34%, and profit was up $0.4 billion, or 23%, compared to the three months ended March 31, 2025.
Revenue increased due to internal shop visit volume and workscopes, increased spare parts volume, increased install engine deliveries and pricing.
Profit increased primarily due to internal shop visit volume and workscopes, increased spare parts volume, price and a lower unfavorable change in estimated profitability on long-term service agreements, primarily driven by the absence of charges. In the first quarter of 2026, we recorded an unfavorable change in estimated profitability on long-term service agreements of less than $0.1 billion, including a $0.1 billion reversal of a majority of the tariff-related charge in the first quarter of 2025. These increases were partially offset by the impact of higher install engine deliveries and higher growth investment.

RPO	March 31, 2026	December 31, 2025
Equipment	$9,679	$9,773
Services	171,376	154,712
Total RPO	$181,055	$164,485

As of March 31, 2026, RPO increased $16.6 billion, or 10%, from December 31, 2025, as a result of contract modifications and engines contracted under long-term service agreements that have now been put into service.

DEFENSE & PROPULSION TECHNOLOGIES. Our results in the first quarter of 2026 reflect domestic and international government defense departments’ focus on modernizing and scaling their forces while maintaining flight operations, driving services demand. A key underlying driver of our business is government funding, as most of the revenue in Defense & Systems is derived from funding that flows through the U.S. Department of War budget or equivalent international budgets.

In the first quarter of 2026, GE Aerospace was awarded a NAVAIR contract to supply T408-GE-400 engines for the U.S. Marine Corps' Sikorsky CH-53K King Stallion helicopter. GE Aerospace also announced a contract award from Turkish Aerospace Industries (TAI) to continue integrating the GE Aerospace's F404 engine into Türkiye's jet trainer Hurjet.

Sales in units	Three months ended March 31
	2026	2025
Defense & Systems engines(a)	185	149
(a) Includes Defense and Aeroderivative units.

SEGMENT REVENUE AND PROFIT	Three months ended March 31
	2026	2025
Defense & Systems (D&S)	$2,090	$1,826
Propulsion & Additive Technologies (P&AT)	1,124	872
Total segment revenue	$3,214	$2,698

Equipment	$1,605	$1,223
Services	1,608	1,475
Total segment revenue	$3,214	$2,698

Segment profit	$379	$325
Segment profit margin	11.8%	12.0%

6 2026 1Q FORM 10-Q

For the three months ended March 31, 2026, revenue was up 19%, and profit was up 17%, compared to the three months ended March 31, 2025.
D&S and P&AT revenue increased primarily due to increased volume including higher engine deliveries in D&S and price.
Profit increased primarily due to volume and price, partially offset by mix, incremental investments to support next-generation products and inflation.

RPO	March 31, 2026	December 31, 2025
Equipment	$21,711	$17,762
Services	8,316	8,094
Total RPO	$30,027	$25,856

As of March 31, 2026, RPO increased $4.2 billion, or 16%, from December 31, 2025, primarily due to increases in equipment from orders outpacing revenue recognized.

CORPORATE & OTHER. Corporate & Other revenue includes our run-off insurance operations revenue and the elimination of intercompany activities. Corporate & Other operating profit includes Corporate functions and operations costs, certain costs of our principal retirement plans, significant, higher-cost restructuring programs, separation costs, profit (loss) of our run-off insurance operations, U.S. tax equity profit (loss), transition services agreements, environmental health and safety (EHS) impacts and other costs, as well as certain amounts that are not included in operating segment results because they are excluded from measurement of their operating performance for internal and external purposes.

REVENUE AND OPERATING PROFIT (COST)	Three months ended March 31
	2026	2025
Insurance revenue (Note 12)	$778	$934
Eliminations and other	(519)	(361)
Corporate & Other revenue	$259	$573
Gains (losses) on purchases and sales of business interests	24	—
Gains (losses) on retained and sold ownership interests and other equity securities	(309)	7
Restructuring and other charges (Note 19)	(24)	(1)
Separation costs (Note 19)	(55)	(51)
Insurance profit (loss) (Note 12)	130	205
U.S. tax equity profit (loss)	(59)	(47)
Adjusted Corporate & Other operating costs (Non-GAAP)	(206)	(89)
Corporate & Other operating profit (cost) (GAAP)	$(500)	$24
Less: gains (losses), impairments, Insurance, and restructuring & other	(293)	113
Adjusted Corporate & Other operating costs (Non-GAAP)	$(206)	$(89)

Corporate & Other profit (costs)	(36)	25
Eliminations	(170)	(114)
Adjusted Corporate & Other operating costs (Non-GAAP)	$(206)	$(89)

Adjusted Corporate & Other operating costs* excludes gains (losses) on purchases and sale of business interests, gains (losses) on retained and sold ownership interests and other equity securities, higher-cost restructuring programs, separation costs, our run-off insurance operations, and U.S. tax equity profit (loss). We believe that adjusting Corporate & Other costs to exclude the effects of items that are not closely associated with ongoing operations provides management and investors with a meaningful measure that increases the period-to-period comparability of our ongoing corporate costs.

For the three months ended, March 31, 2026, revenue decreased by $0.3 billion compared to the three months ended March 31, 2025, primarily due to lower run-off insurance operations revenue and higher intercompany eliminations. Corporate & Other operating cost increased by $0.5 billion, primarily due to $0.3 billion of higher losses on retained and sold ownership interests and other equity securities, $0.1 billion of lower run-off insurance operations profit and $0.1 billion of higher Adjusted Corporate & Other operating costs*.
Adjusted Corporate & Other operating costs* increased by $0.1 billion due to higher EHS costs, lower bank interest and higher intercompany profit eliminations.

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

*Non-GAAP Financial Measure
2026 1Q FORM 10-Q 7

INTEREST AND OTHER FINANCIAL CHARGES were $0.2 billion for both the three months ended March 31, 2026 and 2025. The primary components of interest and other financial charges are interest on short-term and long-term borrowings and interest on tax deficiencies.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for information about our pension and retiree benefit plans.

INCOME TAXES. For the three months ended March 31, 2026, the effective income tax rate was 11.5% compared to 12.6% for the three months ended March 31, 2025. The decrease in the effective tax rate was primarily driven by increased tax benefits on global activities, including the impact of the One Big Beautiful Bill Act (OBBBA), and equity compensation, which were partially offset by a decrease in favorable audit resolutions and benefit from foreign tax credits on the reinsurance transaction that occurred in the prior-year period.

For the three months ended March 31, 2026, the adjusted effective income tax rate* was 14.7% compared to 17.6% for the three months ended March 31, 2025. The decrease in the adjusted effective tax rate was primarily driven by increased tax benefits on global activities, including the impact of the OBBBA, and equity compensation, which were partially offset by a decrease in favorable audit resolutions.

Refer to Note 15 for discussion of the 2016-2020 Internal Revenue Service (IRS) audit status.

DISCONTINUED OPERATIONS. Our former GE Vernova business, our mortgage portfolio in Poland (Bank BPH) and other trailing assets and liabilities associated with prior dispositions are included in discontinued operations. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis. See Note 2 for further information regarding our businesses in discontinued operations.

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash and cash equivalents, free cash flow* from our operating businesses, and access to capital markets. If needed, we can also draw from short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of customer allowances and market conditions. Total cash, cash equivalents and restricted cash was $11.0 billion at March 31, 2026, of which $8.5 billion was held in the U.S. and $2.5 billion was held outside the U.S.

Cash held outside the U.S. has generally been reinvested in active foreign business operations; however, substantially all of our unrepatriated income is subject to U.S. federal tax and, if there is a change in reinvestment, we would expect to be able to repatriate available cash (excluding amounts held in countries with currency controls) without significant tax cost.

Cash, cash equivalents and restricted cash at March 31, 2026 included $0.4 billion of cash held in countries with currency control restrictions, which may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Excluded from cash, cash equivalents and restricted cash is $0.8 billion of cash in our run-off insurance operations, which is classified as All other assets in the Statement of Financial Position, and $1.0 billion of cash in our discontinued operations held by Bank BPH (see Note 2).

In March 2024, the Company announced that the Board of Directors had authorized the repurchase of up to $15.0 billion of our common stock. Under this program, shares may be repurchased on the open market, via various strategies, including plans complying with rules 10b5-1 and 10b-18 as well as accelerated share repurchases. In the first quarter of 2026, we repurchased 7.2 million shares for $2.2 billion, including repurchases of 4.2 million shares for $1.3 billion using accelerated stock repurchases as a mechanism to achieve planned repurchase volumes within a quarter during closed windows. We have repurchased $14.5 billion in total under this authorization. Repurchases under the program after the first quarter of 2026 will be pursuant to a new authorization for up to $20 billion approved by the Board of Directors in December 2025.

BORROWINGS. Consolidated total borrowings were $20.3 billion and $20.5 billion at March 31, 2026 and December 31, 2025, respectively. The decrease of $0.2 billion is due to maturities and changes in foreign currency exchange rates. The Company also holds a five-year unsecured revolving credit facility, maturing in 2029, in an aggregate committed amount of $3.0 billion, and had zero outstanding at March 31, 2026.
*Non-GAAP Financial Measure
8 2026 1Q FORM 10-Q

CREDIT RATINGS AND CONDITIONS. We have relied, and may continue to rely, on the short- and long-term debt capital markets to fund, among other things, a significant portion of our operations. The cost and availability of debt financing is influenced by our credit ratings. Moody’s Investors Service (Moody’s) and Standard and Poor’s Global Ratings (S&P) currently issue ratings on our short- and long-term debt. On February 2, 2026, Moody's upgraded our long-term rating from A3 to A2, our short-term rating from P-2 to P-1 and maintained our positive outlook. On April 16, 2026, S&P revised our outlook from stable to positive, and affirmed our short-term rating of A-2 and our long-term rating of A-. Our credit ratings as of the date of this filing are set forth in the table below.

	Moody's	S&P
Outlook	Positive	Positive
Short term	P-1	A-2
Long term	A2	A-

Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Substantially all of the Company's debt agreements in place at March 31, 2026 do not contain material credit rating covenants. Our unused back-up revolving syndicated credit facility contains a customary net debt-to-EBITDA financial covenant, which we satisfied at March 31, 2026.

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

Cash from operating activities was $1.9 billion for the three months ended March 31, 2026, an increase of $0.3 billion compared to 2025, primarily due to: an increase in net income (after adjusting for depreciation of property, plant, and equipment, and amortization of intangible assets) primarily driven by CES and an increase in sales discounts and allowances, partially offset by working capital growth and an increase in cash used in All other operating activities.

Cash from sales discounts and allowances was $1.0 billion for the three months ended March 31, 2026, an increase of $0.9 billion compared to 2025, primarily due to increases in allowances on new engine installs and spare parts at CES.

The cash impacts from changes in working capital was $(0.5) billion for the three months ended March 31, 2026, a decrease of $0.6 billion compared to 2025, due to: current receivables of $(0.4) billion, from higher volume partially offset by higher collections, including increased collections from CFM International, primarily in CES; current contract assets, contract liabilities and current deferred income of $(0.3) billion, driven by higher revenue recognition and a lower unfavorable change in estimated profitability on long-term service agreements, primarily driven by the absence of charges, including a $0.1 billion reversal of a majority of the tariff-related charge from the first quarter of 2025, partially offset by higher billings; progress collections of $(0.1) billion, driven by higher liquidations partially offset by higher collections. These decreases were partially offset by inventories, including deferred inventory, of $0.2 billion, driven by lower material purchases. Accounts payable was flat, driven by lower volume offset by lower disbursements.

The components of All other operating activities included:

Three months ended March 31	2026	2025
Increase (decrease) in employee benefit liabilities	$(830)	$(550)
Net restructuring and other charges/(cash expenditures)	(11)	(16)
Other deferred assets	(87)	12
Other	(135)	(192)
All other operating activities	$(1,063)	$(746)

Cash used for investing activities was $(0.9) billion for the three months ended March 31, 2026, an increase of $0.6 billion compared to 2025, primarily due to: higher net purchases of insurance investment securities of $0.4 billion and higher equity method investments $0.2 billion. Cash used for additions to property, plant and equipment and internal-use software net of dispositions, which are components of free cash flow*, was $0.3 billion and $0.2 billion for the three months ended March 31, 2026 and 2025, respectively.

Cash used for financing activities was $(2.8) billion for the three months ended March 31, 2026, an increase of $0.5 billion compared to 2025, primarily due to: an increase in treasury stock repurchases of $0.4 billion and higher dividends paid to shareholders of $0.1 billion.

*Non-GAAP Financial Measure
2026 1Q FORM 10-Q 9

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our accounting policies and critical accounting estimates.

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

ADJUSTED REVENUE, OPERATING PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended March 31
	2026	2025	V%
Total revenue (GAAP)	$12,392	$9,935	25%
Less: Insurance revenue (Note 12)	778	934
Adjusted revenue (Non-GAAP)	$11,614	$9,001	29%

Total costs and expenses (GAAP)	$10,178	$7,992	27%
Less: Insurance cost and expenses (Note 12)	648	728
Less: U.S. tax equity cost and expenses	4	5
Less: interest and other financial charges(a)	230	210
Less: non-operating benefit cost (income)	(176)	(201)
Less: restructuring & other(a)	24	1
Less: separation costs(a)	55	51
Add: noncontrolling interests	16	(5)
Adjusted costs (Non-GAAP)	$9,410	$7,192	31%

Other income (loss) (GAAP)	$(16)	$302	U
Less: U.S. tax equity	(55)	(42)
Less: gains (losses) on retained and sold ownership interests and other equity securities(a)	(309)	7
Less: gains (losses) on purchases and sales of business interests(a)	24	—
Adjusted other income (loss) (Non-GAAP)	$325	$337	(4)%

Profit (loss) (GAAP)	$2,198	$2,245	(2)%
Profit (loss) margin (GAAP)	17.7%	22.6%	(490) bps

Operating profit (loss) (Non-GAAP)	$2,528	$2,146	18%
Operating profit (loss) margin (Non-GAAP)	21.8%	23.8%	(200) bps

(a) See the Corporate & Other and Other Consolidated Information sections for further information.
We believe that adjusting revenue provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of revenue from our run-off insurance operations. We believe that adjusting profit to exclude the effects of items that are not closely associated with ongoing operations provides management and investors with a meaningful measure that increases the period-to-period comparability. Gains (losses) and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring and other activities. We also use Adjusted revenue* and Operating profit* as performance metrics at the company level for our annual executive incentive plan for 2026.
*Non-GAAP Financial Measure
10 2026 1Q FORM 10-Q

ADJUSTED NET INCOME (LOSS) AND ADJUSTED EFFECTIVE INCOME TAX RATE (NON-GAAP)	Three months ended March 31
	2026		2025
(Diluted, per-share amounts in dollars)	Income	EPS	Income	EPS
Net income (loss) from continuing operations (GAAP) (Note 17)	$1,930	$1.83	$1,967	$1.83
Insurance net income (loss) (pre-tax)	133	0.13	207	0.19
Tax effect on Insurance net income (loss)(a)	(28)	(0.03)	24	0.02
Less: Insurance net income (loss) (net of tax) (Note 12)	104	0.10	231	0.21
U.S. tax equity net income (loss) (pre-tax)	(67)	(0.06)	(55)	(0.05)
Tax effect on U.S. tax equity net income (loss)	75	0.07	63	0.06
Less: U.S. tax equity net income (loss) (net of tax)	9	0.01	9	0.01
Non-operating benefit (cost) income (pre-tax) (GAAP)	176	0.17	201	0.19
Tax effect on non-operating benefit (cost) income	(37)	(0.04)	(42)	(0.04)
Less: Non-operating benefit (cost) income (net of tax)	139	0.13	159	0.15
Gains (losses) on purchases and sales of business interests (pre-tax)(b)	24	0.02	—	—
Tax effect on gains (losses) on purchases and sales of business interests	—	—	3	—
Less: Gains (losses) on purchases and sales of business interests (net of tax)	24	0.02	3	—
Gains (losses) on retained and sold ownership interests and other equity securities (pre-tax)(b)	(309)	(0.29)	7	0.01
Tax effect on gains (losses) on retained and sold ownership interests and other equity securities(a)(c)	62	0.06	1	—
Less: Gains (losses) on retained and sold ownership interests and other equity securities (net of tax)	(247)	(0.23)	8	0.01
Restructuring & other (pre-tax)(b)	(24)	(0.02)	(1)	—
Tax effect on restructuring & other	5	—	—	—
Less: Restructuring & other (net of tax)	(19)	(0.02)	(1)	—
Separation costs (pre-tax)(b)	(56)	(0.05)	(51)	(0.05)
Tax effect on separation costs	12	0.01	10	0.01
Less: Separation costs (net of tax)	(44)	(0.04)	(41)	(0.04)
Adjusted net income (loss) (Non-GAAP)	$1,963	$1.86	$1,601	$1.49

Income from continuing operations before taxes (GAAP)	$2,198		$2,245
Less: Total adjustments above (pre-tax)	(122)		308
Adjusted income before taxes (Non-GAAP)	$2,320		$1,937

Provision (benefit) for income taxes (GAAP)	$252		$283
Less: Tax effect on adjustments above	(89)		(59)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$340		$341

Effective income tax rate (GAAP)	11.5%		12.6%
Adjusted effective income tax rate (Non-GAAP)	14.7%		17.6%

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
We believe that Adjusted net income* and the Adjusted effective income tax rate* provide management and investors with useful measures to evaluate the performance of the total company and increased period-to-period comparability, as well as a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding items that are not closely related with ongoing operations. We also use Adjusted EPS* as a performance metric at the company level for our performance stock units granted in 2026.

*Non-GAAP Financial Measure
2026 1Q FORM 10-Q 11

FREE CASH FLOW (FCF) (NON-GAAP)	Three months ended March 31
	2026	2025
Cash flows from operating activities (CFOA) (GAAP)	$1,868	$1,543
Add: gross additions to property, plant and equipment and internal-use software	(331)	(208)
Add: dispositions of property, plant and equipment	13	10
Less: separation cash expenditures	(83)	(76)
Less: Corporate & Other restructuring cash expenditures	(26)	(31)
Free cash flow (FCF) (Non-GAAP)	$1,658	$1,451

We believe investors may find it useful to compare free cash flow* performance without the effects of separation cash expenditures and Corporate & Other restructuring cash expenditures (associated with the separation-related program announced in the fourth quarter of 2022). In addition, beginning in the third quarter of 2025, we include dispositions of property, plant and equipment. We believe this measure will better allow management and investors to evaluate the capacity of our operations to generate free cash flow*. We also use FCF* as a performance metric at the company level for our annual executive incentive plan and performance stock units granted in 2026.

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of March 31, 2026, and (ii) no change in internal control over financial reporting occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. On March 7, 2024, the Board of Directors authorized up to $15 billion of common share repurchases. We repurchased 7,167 thousand shares for $2,211 million during the three months ended March 31, 2026 under this authorization. Repurchases under the program after the first quarter of 2026 will be pursuant to a new authorization for up to $20 billion approved by the Board of Directors in December 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorizations	Approximate dollar value of shares that may yet be purchased under our $15 billion share repurchase authorization
(Shares in thousands)

2026
January	4,698	$311.67	4,698
February	879	322.10	879
March	1,589	291.37	1,589
Total	7,167	$308.45	7,167	$487

*Non-GAAP Financial Measure
12 2026 1Q FORM 10-Q

STATEMENT OF OPERATIONS (UNAUDITED)	Three months ended March 31
(In millions; per-share amounts in dollars)	2026	2025
Sales of equipment	$3,268	$2,653
Sales of services	8,346	6,347
Insurance revenue (Note 12)	778	934
Total revenue	12,392	9,935

Cost of equipment sold	3,281	2,335
Cost of services sold	4,641	3,660
Selling, general and administrative expenses	1,084	876
Separation costs	55	51
Research and development	440	359
Interest and other financial charges	230	210
Insurance losses, annuity benefits and other costs (Note 12)	624	701
Non-operating benefit cost (income)	(176)	(201)
Total costs and expenses	10,178	7,992

Other income (loss) (Note 18)	(16)	302

Income (loss) from continuing operations before income taxes	2,198	2,245
Benefit (provision) for income taxes (Note 15)	(252)	(283)
Net income (loss) from continuing operations	1,946	1,962
Income (loss) from discontinued operations, net of taxes (Note 2)	(26)	10
Net income (loss)	1,920	1,972
Less net income (loss) attributable to noncontrolling interests	16	(5)
Net income (loss) attributable to the Company	1,904	1,978
Net income (loss) attributable to common shareholders	$1,904	$1,978

Earnings (loss) per share from continuing operations (Note 17)
Diluted earnings (loss) per share	$1.83	$1.83
Basic earnings (loss) per share	$1.85	$1.84

Net earnings (loss) per share (Note 17)
Diluted earnings (loss) per share	$1.81	$1.83
Basic earnings (loss) per share	$1.82	$1.85

2026 1Q FORM 10-Q 13

STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share amounts)	March 31, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$10,981	$12,392
Current receivables (Note 4)	12,466	11,773
Inventories, including deferred inventory costs (Note 5)	12,367	11,868
Current contract assets (Note 8)	3,439	3,511
All other current assets (Note 9)	1,107	1,052
Current assets	40,361	40,596

Investment securities (Note 3)	38,193	38,788
Property, plant and equipment – net (Note 6)	7,973	7,987
Goodwill (Note 7)	9,003	9,060
Other intangible assets – net (Note 7)	4,151	4,225
Contract and other deferred assets (Note 8)	4,966	4,920
All other assets (Note 9)	15,159	15,277
Deferred income taxes (Note 15)	6,973	7,459
Assets of discontinued operations (Note 2)	1,666	1,855
Total assets	$128,445	$130,169

Short-term borrowings (Note 10)	$2,103	$1,686
Accounts payable (Note 11)	10,683	10,078
Progress collections (Note 8)	7,721	7,662
Contract liabilities and deferred income (Note 8)	10,204	10,333
Sales discounts and allowances (Note 14)	5,037	4,037
All other current liabilities (Note 14)	4,280	5,185
Current liabilities	40,027	38,980

Deferred income (Note 8)	1,084	1,065
Long-term borrowings (Note 10)	18,174	18,808
Insurance liabilities and annuity benefits (Note 12)	35,699	36,894
Non-current compensation and benefits	6,661	6,833
All other liabilities (Note 14)	7,226	7,276
Liabilities of discontinued operations (Note 2)	1,279	1,413
Total liabilities	110,148	111,271

Common stock (1,043,337,235 and 1,048,766,702 shares outstanding at March 31, 2026 and December 31, 2025, respectively) (Note 16)	15	15
Accumulated other comprehensive income (loss) – net attributable to the Company (Note 16)	(4,486)	(4,798)
Other capital	23,146	23,599
Retained earnings	89,073	87,663
Less common stock held in treasury	(89,690)	(87,801)
Total shareholders’ equity	18,057	18,677
Noncontrolling interests	240	221
Total equity	18,297	18,898
Total liabilities and equity	$128,445	$130,169

14 2026 1Q FORM 10-Q

STATEMENT OF CASH FLOWS (UNAUDITED)	Three months ended March 31
(In millions)	2026	2025
Net income (loss)	$1,920	$1,972
Net (income) loss from discontinued operations activities	26	(10)
Adjustments to reconcile net income (loss) to cash from (used for) operating activities:
Depreciation and amortization of property, plant and equipment (Note 6)	227	210
Amortization of intangible assets (Note 7)	85	89
(Gains) losses on equity securities (Note 18)	271	(43)
Principal pension plans (benefit) cost (Note 13)	(147)	(161)
Principal pension plans employer contributions	(49)	(48)
Other postretirement benefit plans (net)	(79)	(74)
Provision (benefit) for income taxes	252	283
Cash recovered (paid) during the year for income taxes	(34)	(112)
Changes in operating working capital:
Decrease (increase) in current receivables	(709)	(326)
Decrease (increase) in inventories, including deferred inventory costs	(534)	(724)
Decrease (increase) in current contract assets	68	46
Increase (decrease) in contract liabilities and current deferred income	(91)	270
Increase (decrease) in progress collections	55	132
Increase (decrease) in accounts payable	668	706
Increase (decrease) in sales discounts and allowances (Note 14)	1,000	80
All other operating activities	(1,063)	(746)
Cash from (used for) operating activities – continuing operations	1,868	1,543
Cash from (used for) operating activities – discontinued operations	(44)	(33)
Cash from (used for) operating activities	1,823	1,509

Additions to property, plant and equipment and internal-use software	(331)	(208)
Dispositions of property, plant and equipment	13	10
Net cash from (payments for) principal businesses purchased	—	(100)
Net (purchases) dispositions of insurance investment securities	(351)	99
All other investing activities	(206)	(121)
Cash from (used for) investing activities – continuing operations	(875)	(320)
Cash from (used for) investing activities – discontinued operations	(44)	3
Cash from (used for) investing activities	(919)	(317)

Repayments and other debt reductions (maturities longer than 90 days)	(60)	(56)
Dividends paid to shareholders	(381)	(302)
Purchases of common stock for treasury	(2,399)	(1,965)
All other financing activities	9	39
Cash from (used for) financing activities – continuing operations	(2,831)	(2,284)
Cash from (used for) financing activities – discontinued operations	—	—
Cash from (used for) financing activities	(2,831)	(2,284)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(57)	84
Increase (decrease) in cash, cash equivalents and restricted cash	(1,984)	(1,008)
Cash, cash equivalents and restricted cash at beginning of year	14,782	15,880
Cash, cash equivalents and restricted cash at March 31	12,799	14,872
Less cash, cash equivalents and restricted cash of discontinued operations at March 31	(1,000)	(1,372)
Cash, cash equivalents and restricted cash of continuing operations at March 31	$11,799	$13,500
2026 1Q FORM 10-Q 15

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended March 31
(In millions)	2026	2025
Net income (loss)	$1,920	$1,972
Less: net income (loss) attributable to noncontrolling interests	16	(5)
Net income (loss) attributable to the Company	$1,904	$1,978

Currency translation adjustments	6	(7)
Benefit plans	(85)	(134)
Investment securities and cash flow hedges	(502)	318
Long-duration insurance contracts	892	(48)
Other comprehensive income (loss) attributable to the Company	$312	$129

Comprehensive income (loss)	$2,232	$2,101
Less: comprehensive income (loss) attributable to noncontrolling interests	16	(5)
Comprehensive income (loss) attributable to the Company	$2,216	$2,107

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended March 31
(In millions)	2026	2025
Common stock issued	$15	$15

Beginning balance	(4,798)	(3,861)
Currency translation adjustments	6	(7)
Benefit plans	(85)	(134)
Investment securities and cash flow hedges	(502)	318
Long-duration insurance contracts	892	(48)
Accumulated other comprehensive income (loss)	$(4,486)	$(3,733)
Beginning balance	23,599	24,266
Gains (losses) on treasury stock dispositions	(532)	(445)
Stock-based compensation	79	90
Other capital	$23,146	$23,912
Beginning balance	87,663	80,488
Net income (loss) attributable to the Company	1,904	1,978
Dividends and other transactions with shareholders	(494)	(385)
Retained earnings	$89,073	$82,081
Beginning balance	(87,801)	(81,566)
Purchases	(2,423)	(1,972)
Dispositions	534	514
Common stock held in treasury	$(89,690)	$(83,024)

GE Aerospace shareholders' equity balance	18,057	19,251
Noncontrolling interests balance	240	217
Total equity balance at March 31	$18,297	$19,468

16 2026 1Q FORM 10-Q

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

The accompanying consolidated financial statements and notes are unaudited. The results reported in these financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. These financial statements should be read in conjunction with the financial statements, notes and significant accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 2. DISCONTINUED OPERATIONS. Our former GE Vernova business, our mortgage portfolio in Poland (Bank BPH) and other trailing assets and liabilities associated with prior dispositions are included in discontinued operations. Results of operations, financial position and cash flows for these businesses are reported as discontinued operations for all periods presented and the notes to the financial statements have been adjusted on a retrospective basis.

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

We have continuing involvement with GE Vernova primarily through ongoing sales of products, a transition services agreement, through which GE Aerospace and GE Vernova continue to provide certain services to each other for a period of time following the separation, a separation and distribution agreement, including performance and financial guarantees, a tax matters agreement and a trademark licensing agreement. For the three months ended March 31, 2026, we had direct and indirect sales of $97 million to GE Vernova, primarily related to engine sales and parts. We collected net cash of $112 million related to the transition services agreement and sales of engines and parts for the three months ended March 31, 2026.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. The estimate of total losses for borrower litigation at Bank BPH was $2,090 million and $2,334 million as of March 31, 2026 and December 31, 2025, respectively, with the decrease driven by utilization and foreign exchange movements. No incremental contributions from GE Aerospace were required during the three months ended March 31, 2026. For further information about factors that are relevant to the estimate of total losses for borrower litigation at Bank BPH, see Note 22. Future changes or adverse developments could increase our estimate of total losses and potentially require future cash contributions to Bank BPH.

The Bank BPH financing receivable portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields and estimates with respect to ongoing borrower litigation. At March 31, 2026, the total portfolio had no carrying value, net of a valuation allowance. Income (loss) related to ongoing borrower litigation was zero in pre-tax charges for the three months ended March 31, 2026 and 2025.

2026 1Q FORM 10-Q 17

RESULTS OF DISCONTINUED OPERATIONS	Three months ended March 31
	2026	2025
Total revenue	$—	$—
Cost of equipment and services sold	—	—
Other income, costs and expenses	(4)	—
Net income (loss) of discontinued operations before income taxes	(4)	—
Benefit (provision) for income taxes	(22)	7
Net income (loss) of discontinued operations, net of taxes	(26)	7

Gain (loss) on disposal before income taxes	—	4
Benefit (provision) for income taxes	—	—
Gain (loss) on disposal, net of taxes	—	4
Net income (loss) from discontinued operations, net of taxes	$(26)	$10

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	March 31, 2026	December 31, 2025
Cash, cash equivalents and restricted cash(a)	$1,000	$1,126
Current receivables	5	35
Property, plant and equipment - net	22	26
All other assets	619	648
Deferred income taxes	20	21
Assets of discontinued operations(b)	$1,666	$1,855

Accounts payable	$20	$35
Non-current compensation and benefits	31	32
All other liabilities	1,229	1,347
Liabilities of discontinued operations(b)	$1,279	$1,413
(a) Included $997 million and $1,123 million of cash, cash equivalents and restricted cash related to Bank BPH as of March 31, 2026 and December 31, 2025, respectively. The decrease was primarily driven by utilization and foreign exchange movements.
(b) Included $1,255 million and $1,389 million of valuation allowances against financing receivables held for sale, related to estimated borrower litigation losses, and $835 million and $945 million in All other liabilities related to estimated borrower litigation losses for Bank BPH’s foreign currency-denominated mortgage portfolio as of March 31, 2026 and December 31, 2025, respectively. Accordingly, total estimated losses related to borrower litigation were $2,090 million and $2,334 million as of March 31, 2026 and December 31, 2025, respectively, with the decrease driven by utilization and foreign exchange movements. The valuation allowance completely offsets the financing receivables balance as of March 31, 2026 and December 31, 2025.

NOTE 3. INVESTMENT SECURITIES. Substantially all of our non-current investment securities are held within our run-off insurance operations and support the long-duration insurance liabilities. The portfolio includes debt securities, which substantially all are investment grade, and are classified as available-for-sale.

	March 31, 2026				December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt
U.S. corporate	$27,610	$626	$(2,270)	$25,967	$27,658	$825	$(1,969)	$26,513
Non-U.S. corporate	3,089	28	(275)	2,842	2,909	41	(242)	2,707
State and municipal	2,634	38	(199)	2,473	2,751	46	(192)	2,605
Mortgage and asset-backed	5,496	58	(129)	5,426	5,202	69	(121)	5,151
Government and agencies	1,018	3	(97)	925	1,015	4	(95)	924
Equity	561	—	—	561	887	—	—	887
Non-current investment securities	$40,409	$753	$(2,970)	$38,193	$40,422	$985	$(2,619)	$38,788

The amortized cost of debt securities excludes accrued interest of $500 million and $473 million at March 31, 2026 and December 31, 2025, respectively, which is reported in All other current assets.

The estimated fair value of non-current investment securities at March 31, 2026 decreased since December 31, 2025, primarily due to higher market yields, the mark-to-market effect on our equity interests partially offset by net purchases from debt/equity securities.

18 2026 1Q FORM 10-Q

Total estimated fair value of debt securities in an unrealized loss position were $20,750 million and $18,484 million, of which $13,974 million and $14,656 million had gross unrealized losses of $(2,763) million and $(2,525) million and have been in a loss position for 12 months or more at March 31, 2026 and December 31, 2025, respectively. The majority of our U.S. and non-U.S. corporate securities' gross unrealized losses were in the consumer, electric, technology, communication and energy industries. The majority of our commercial mortgage-backed securities and asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

	Three months ended March 31
	2026	2025
Net unrealized gains (losses) for equity securities with readily determinable fair value (RDFV)	$(312)	$5
Proceeds from debt/equity securities sales and redemptions	919	672
Gross realized gains on debt securities	5	5
Gross realized losses and impairments on debt securities	(7)	(7)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at March 31, 2026 are as follows:

	Amortized cost	Estimated fair value
Within one year	$753	$755
After one year through five years	3,570	3,649
After five years through ten years	5,413	5,569
After ten years	24,616	22,232
We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

The majority of our non-current investment securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $3,389 million and $3,222 million, are classified within Level 3, as significant inputs to their valuation models are unobservable at March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026, $118 million was transferred out of Level 3 and there were no transfers into Level 3. During the three months ended March 31, 2025, $949 million was transferred out of Level 3 related to increases in the observability of external information used in determining fair value in our run-off insurance operations and primarily included certain investments in private placement U.S. and non-U.S. corporate debt securities, and there were no significant transfers into Level 3.

In addition to the equity securities described above, we held $1,971 million and $1,911 million of equity securities without RDFV including $1,941 million and $1,881 million within our run-off insurance operations at March 31, 2026 and December 31, 2025, respectively, that are classified within All other assets in our Statement of Financial Position. Fair value adjustments, net of impairments, recorded in income were $40 million and $38 million for the three months ended March 31, 2026 and 2025, respectively. These are primarily limited partnership investments in private equity, infrastructure and real estate funds that are measured at net asset value per share (or equivalent) as a practical expedient to estimated fair value and are excluded from the fair value hierarchy. These limited partnership investments are generally not eligible for redemption and generally cannot be sold without approval of the general partner. Distributions from each fund will be received as the underlying investments of the funds are liquidated at the discretion of the general partner. These investments are generally considered illiquid and our ability to receive the most recent net asset value in a sale would be determined by external market factors.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	March 31, 2026	December 31, 2025
Customer receivables	$9,894	$9,269
Revenue sharing and other partner receivables(a)	1,306	1,322
Non-income based tax receivables	186	165
Supplier advances	955	867
Other sundry receivables	218	244
Allowance for credit losses	(93)	(94)
Total current receivables	$12,466	$11,773
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

2026 1Q FORM 10-Q 19

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs to facilitate sales or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $40 million and $92 million during the three months ended March 31, 2026 and 2025, respectively, related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in the Commercial Engines & Services (CES) segment, the Company has no continuing involvement; fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice value and due date.

LONG-TERM RECEIVABLES	March 31, 2026	December 31, 2025
Long-term customer receivables(a)	$96	$173
Supplier advances	114	94
Sundry receivables	106	105
Allowance for credit losses(a)	(5)	(96)
Total long-term receivables	$311	$276
(a) The decrease was primarily driven by the write-off of allowance against uncollectible accounts.

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	March 31, 2026	December 31, 2025
Raw materials and work in process	$9,739	$9,354
Finished goods	1,625	1,542
Deferred inventory costs(a)	1,003	972
Inventories, including deferred inventory costs	$12,367	$11,868
(a) Represents deferred labor and overhead costs on time and material service contracts and other costs of products and services for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	March 31, 2026	December 31, 2025
Original cost	$17,575	$17,388
Less accumulated depreciation and amortization	(10,606)	(10,419)
Right-of-use operating lease assets	1,004	1,018
Property, plant and equipment – net	$7,973	$7,987

DEPRECIATION AND AMORTIZATION EXPENSE	Three months ended March 31
	2026	2025
Commercial Engines & Services	$167	$159
Defense & Propulsion Technologies	46	36
Corporate & Other	14	15
Total	$227	$210

Operating Lease Liabilities. Our current operating lease liabilities, included in All other current liabilities in our Statement of Financial Position, were $282 million and $280 million as of March 31, 2026 and December 31, 2025, respectively. Our non-current operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $762 million and $783 million as of March 31, 2026 and December 31, 2025, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $76 million and $98 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

	Commercial Engines & Services	Defense & Propulsion Technologies	Total
Balance at January 1, 2026	$6,555	$2,506	$9,060
Goodwill acquisition	—	11	11
Goodwill adjustments(a)	(51)	(17)	(68)
Balance at March 31, 2026	$6,503	$2,500	$9,003
(a) Goodwill adjustments are primarily related to foreign currency exchange.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the first quarter of 2026, we did not identify any reporting units that required an interim impairment test.

Other intangible assets decreased $74 million during the three months ended March 31, 2026, primarily as a result of amortization and foreign currency exchange, partially offset by additions. Consolidated amortization expense was $85 million and $89 million in the three months ended March 31, 2026 and 2025, respectively.
20 2026 1Q FORM 10-Q

NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS, CONTRACT LIABILITIES AND DEFERRED INCOME & PROGRESS COLLECTIONS
Contract assets (liabilities) and other deferred assets (income), on a net basis, decreased the net liability position by $84 million for the three months ended March 31, 2026, primarily due to decreases in long-term service agreement liabilities of $159 million, partially offset by decreases in long-term service agreement assets of $54 million. In aggregate, the net liability for long-term service agreements decreased primarily due to revenue recognized of $2,661 million, partially offset by billings of $2,571 million and net unfavorable changes in estimated profitability of $23 million driven by quarterly updates to contract margins, including a reversal of $118 million of tariff-related charges taken in the three months ended March 31, 2025, primarily in CES. Revenue recognized for contracts included in a liability position at the beginning of the year were $2,890 million and $2,040 million for the three months ended March 31, 2026, and 2025, respectively.

CONTRACT ASSETS, LIABILITIES AND OTHER DEFERRED ASSETS AND INCOME	March 31, 2026	December 31, 2025
Long-term service agreements	$2,738	$2,792
Equipment and other service agreements	701	719
Current contract assets	$3,439	$3,511
Nonrecurring engineering costs(a)	$2,421	$2,423
Customer advances and other(b)	2,545	2,497
Contract and other deferred assets	4,966	4,920
Total contract and other deferred assets	$8,405	$8,431
Long-term service agreement liabilities	$9,857	$10,016
Current deferred income	347	317
Contract liabilities and current deferred income	$10,204	$10,333
Non-current deferred income	1,084	1,065
Total contract liabilities and deferred income	$11,288	$11,398
Contract assets (liabilities) and other deferred assets (income)	$(2,882)	$(2,966)
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

Progress collections increased $59 million in the three months ended March 31, 2026, primarily due to collections received in excess of liquidations at CES.

NOTE 9. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method investments, Insurance cash and cash equivalents, receivables and other investments in our run-off insurance operations, pension surplus, prepaid taxes and other deferred charges and indemnity assets. All other non-current assets decreased $118 million during the three months ended March 31, 2026, primarily driven by a decrease in insurance cash of $446 million, partially offset by an increase in equity method and other investments of $292 million. Insurance cash and cash equivalents were $818 million and $1,264 million at March 31, 2026 and December 31, 2025, respectively.

NOTE 10. BORROWINGS

	March 31, 2026	December 31, 2025
Current portion of long-term borrowings
Senior notes	$1,873	$1,504
Subordinated notes and other	210	157
Other short-term borrowings	20	25
Total short-term borrowings	$2,103	$1,686

Senior notes(a)	16,230	16,773
Subordinated notes	1,432	1,456
Other	512	580
Total long-term borrowings	$18,174	$18,808
Total borrowings	$20,276	$20,494
(a) In the third quarter of 2025, GE Aerospace issued a total of $2,000 million in aggregate principal amount of senior unsecured debt, comprised of $1,000 million of 4.3% senior notes due 2030, and $1,000 million of 4.9% senior notes due 2036 (collectively, the "Notes").

See Note 20 for further information about borrowings and associated hedges.

2026 1Q FORM 10-Q 21

NOTE 11. ACCOUNTS PAYABLE

	March 31, 2026	December 31, 2025
Trade payables	$6,079	$5,734
Revenue sharing and other partner payables(a)	2,409	2,553
Supply chain finance programs	1,587	1,247
Sundry payables	608	544
Accounts payable	$10,683	$10,078
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

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE Aerospace receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $717 million and $874 million for the three months ended March 31, 2026 and 2025, respectively. GE Aerospace has no costs associated with this program.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits are comprised of obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenue of $778 million and $934 million, profit was $130 million and $205 million and net income was $104 million and $163 million for the three months ended March 31, 2026 and 2025, respectively. These operations were primarily supported by investment securities, substantially all debt securities, of $37,583 million and $37,842 million, limited partnerships of $5,236 million and $5,089 million, a diversified commercial mortgage loan portfolio collateralized by first liens on U.S. commercial real estate properties of $1,779 million and $1,802 million (net of allowance for credit losses of $21 million and $19 million) and residential mortgage loans of $419 million and $395 million (net of allowance for credit losses of an insignificant amount), as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the commercial mortgage loan portfolio had no delinquent or non-accrual loans and about one-fourth of the portfolio was held in the office sector, which had a weighted average loan-to-value ratio of 59%, debt service coverage of 1.7, and an insignificant amount of scheduled maturities through 2026. A summary of our insurance liabilities and annuity benefits is presented below.

March 31, 2026	Long-term care	Structured settlement annuities	Life	Other contracts	Total
Future policy benefit reserves	$24,948	$8,094	$877	$352	$34,271
Investment contracts	—	638	—	479	1,117
Other	—	—	113	198	311
Total	$24,948	$8,732	$990	$1,029	$35,699

December 31, 2025
Future policy benefit reserves	$25,792	$8,383	$906	$357	$35,438
Investment contracts	—	647	—	493	1,140
Other	—	—	113	203	316
Total	$25,792	$9,031	$1,019	$1,053	$36,894
22 2026 1Q FORM 10-Q

The following tables summarize balances of and changes in future policy benefit reserves.

	March 31, 2026			March 31, 2025
	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Present value of expected net premiums
Balance, beginning of year	$4,426	$—	$1,833	$4,144	$—	$4,318
Beginning balance at locked-in discount rate	4,140	—	1,714	3,991	—	4,415
Effect of changes in cash flow assumptions	31	—	—	14	—	—
Effect of actual variances from expected experience	(9)	—	(19)	2	—	12
Adjusted beginning of year balance	4,162	—	1,695	4,007	—	4,427
Interest accrual	57	—	23	54	—	46
Net premiums collected	(94)	—	(46)	(97)	—	(74)
Effect of foreign currency	—	—	(1)	—	—	26
Ending balance at locked-in discount rate	4,125	—	1,672	3,963	—	4,425
Effect of changes in discount rate assumptions	175	—	75	176	—	(73)
Balance, end of period	$4,300	$—	$1,747	$4,140	$—	$4,352

Present value of expected future policy benefits
Balance, beginning of year	$30,218	$8,383	$2,739	$28,820	$8,426	$5,336
Beginning balance at locked-in discount rate	27,976	8,048	2,582	27,448	8,301	5,411
Effect of changes in cash flow assumptions	(38)	—	—	(69)	—	—
Effect of actual variances from expected experience	59	13	(24)	9	3	6
Adjusted beginning of year balance	27,998	8,061	2,557	27,388	8,304	5,418
Interest accrual	385	106	33	374	109	56
Benefit payments	(399)	(152)	(62)	(351)	(159)	(98)
Effect of foreign currency	—	—	(2)	—	—	28
Ending balance at locked-in discount rate	27,984	8,014	2,527	27,411	8,254	5,404
Effect of changes in discount rate assumptions	1,264	80	97	1,450	140	(47)
Balance, end of period	$29,248	$8,094	$2,624	$28,861	$8,394	$5,357
Net future policy benefit reserves	$24,948	$8,094	$877	$24,721	$8,394	$1,004
Less: Reinsurance recoverables, net of allowance for credit losses	(160)	—	(142)	(170)	—	(197)
Net future policy benefit reserves, after reinsurance recoverables	$24,788	$8,094	$735	$24,551	$8,394	$807
Weighted-average duration of liability (years)(a)	10.9	9.9	5.8	11.5	10.2	5.2
Weighted-average interest accretion rate	5.7%	5.4%	5.4%	5.6%	5.4%	5.3%
Current discount rate	5.6%	5.6%	5.2%	5.6%	5.5%	5.0%
Gross premiums or assessments recognized during period	$112	$—	$49	$117	$—	$79
Expected future gross premiums, undiscounted	7,461	—	3,016	7,448	—	11,350
Expected future gross premiums, discounted(a)	4,706	—	1,849	4,722	—	5,249
Expected future benefit payments, undiscounted	60,873	17,682	3,996	61,449	18,432	10,314
Expected future benefit payments, discounted(a)	29,248	8,094	2,624	28,861	8,394	5,357
(a) Determined using the current discount rate as of March 31, 2026 and 2025.

As of March 31, 2026 and 2025, policyholders account balances totaled $1,353 million and $1,535 million, respectively. As our insurance operations are in run-off, changes in policyholder account balances for the three months ended March 31, 2026 and 2025 are primarily attributed to surrenders, withdrawals and benefit payments of $87 million and $114 million, partially offset by net additions from separate accounts and interest credited of $64 million and $74 million, respectively. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both March 31, 2026 and 2025, respectively.

See Notes 3 and 9 for further information related to our run-off insurance operations.

NOTE 13. POSTRETIREMENT BENEFIT PLANS. We sponsor a number of pension and retiree health and life insurance benefit plans that we present in three categories; principal pension plans, other pension plans and principal retiree benefit plans. Please refer to Note 13 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

The components of benefit plans cost other than the service cost are included in the caption Non-operating benefit costs in our Statement of Operations.
2026 1Q FORM 10-Q 23

PRINCIPAL PENSION PLANS	Three months ended March 31
	2026	2025
Service cost for benefits earned	$12	$19
Prior service cost amortization	(1)	(2)
Expected return on plan assets	(359)	(375)
Interest cost on benefit obligations	310	325
Net actuarial gain amortization	(109)	(128)
Net periodic expense (income)	$(147)	$(161)

Principal retiree benefit plans income was $13 million and $15 million for the three months ended March 31, 2026 and 2025, respectively.

We have a defined contribution plan for eligible U.S. employees that provides employer contributions, which were $97 million and $80 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 14. SALES DISCOUNTS AND ALLOWANCES & ALL OTHER LIABILITIES. Sales discounts and allowances increased by $1,000 million during the three months ended March 31, 2026, primarily due to increases in allowances on new engine installs and spare parts, as well as product durability reserves at CES.

All other current liabilities and All other liabilities primarily include employee compensation and benefits, equipment project and commercial liabilities, uncertain and other income taxes and related liabilities, environmental, health and safety remediations and operating lease liabilities (see Note 6). All other current liabilities decreased by $905 million during the three months ended March 31, 2026, primarily related to a decrease in employee compensation and benefits of $874 million. All other liabilities decreased $51 million during the three months ended March 31, 2026, primarily due to a decrease in uncertain and other income taxes and related liabilities of $134 million, partially offset by an increase in environmental, health and safety liabilities of $93 million.

NOTE 15. INCOME TAXES. Our effective income tax rate was 11.5% and 12.6% for the three months ended March 31, 2026 and 2025, respectively. The decrease in our effective tax rate was primarily driven by increased tax benefits on global activities, including the impact of the One Big Beautiful Bill Act (OBBBA), and equity compensation, which were partially offset by a decrease in favorable audit resolutions and benefits from foreign tax credits on the reinsurance transaction that occurred in the prior-year period.

In 2026, the Organisation for Economic Co-operation and Development (OECD)/G20 issued a Side-by-Side package (SbS) that simplifies Pillar 2, creates new safe harbors, fully exempts U.S.-parented groups from two of the three top-up taxes, and extends the Transitional Country-by-Country Reporting (CbCR) Safe Harbor through fiscal year 2027. In certain jurisdictions, local legislative action is needed to effectuate the SbS agreement and cannot be considered in our accounting estimate until enactment. We continue to refine the effective tax rate and cash tax impact of Pillar 2 as legislative changes are implemented in multiple countries, but we do not expect significant changes in the tax provision as countries adopt the SbS.

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2016-2020. In March 2026, we received Acknowledgement of Facts Information Document Requests (AOF IDRs) from the IRS regarding this audit. The AOF IDRs relate to the Company's income tax computations before and after the 2017 Tax Cuts and Jobs Act, which among other things provided for a one-time transition tax on certain undistributed earnings and profits of foreign subsidiaries. The Company is responding to these requests and believes the previously accrued amounts are sufficient; however, the IRS may assert a material amount of additional taxes as this process continues. The Company would contest any such additional taxes, and it is not possible to provide a meaningful estimate of such amount at this time. Any tax obligations would be allocated among the Company, GE Vernova and GE HealthCare in accordance with the tax matters agreements entered into as part of the separations. Regardless of the outcome, a final resolution of this matter could be time-consuming and is not likely within the next 12 months. An unfavorable ultimate resolution of this matter could adversely affect the Company's results of operations and cash flow.

The following table presents our net deferred tax assets and net deferred tax liabilities attributable to different tax jurisdictions or different tax paying components.

DEFERRED INCOME TAXES	March 31, 2026	December 31, 2025
Total assets	$7,401	$7,883
Total liabilities	(428)	(424)
Net deferred income tax asset	$6,973	$7,459

24 2026 1Q FORM 10-Q

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended March 31
(Dividends per share in dollars)	2026	2025
Beginning balance	$(1,515)	$(1,472)
AOCI before reclasses – net of taxes of $29 and $(40)	6	$(7)
AOCI	6	$(7)
Currency translation adjustments AOCI	$(1,509)	$(1,478)
Beginning balance	$(217)	$665
AOCI before reclasses – net of taxes of $3 and $(4)	7	$(15)
Reclasses from AOCI – net of taxes of $(31) and $(35)	(92)	$(120)
AOCI	(85)	$(134)
Benefit plans AOCI	$(301)	$531
Beginning balance	$(1,236)	$(1,985)
AOCI before reclasses – net of taxes of $(132) and $87	(490)	$323
Reclasses from AOCI – net of taxes of $2 and $(1)	(12)	$(6)
AOCI	(502)	$318
Investment securities and cash flow hedges AOCI	$(1,737)	$(1,667)
Beginning balance	$(1,831)	$(1,070)
AOCI before reclasses – net of taxes of $237 and $(13)	892	$(48)
AOCI	892	$(48)
Long-duration insurance contracts AOCI	$(939)	$(1,118)

AOCI at March 31	$(4,486)	$(3,733)

Dividends declared per common share	$0.47	$0.36

Common stock. GE Aerospace common stock shares outstanding were 1,043,337,235 and 1,048,766,702 at March 31, 2026 and December 31, 2025, respectively. We repurchased 7.2 million shares for a total of $2,211 million during the three months ended March 31, 2026. This included repurchases of 4.2 million shares for $1,310 million using accelerated stock repurchases, which were utilized as a mechanism to achieve planned repurchase volumes within a quarter during closed windows. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased in the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

NOTE 17. EARNINGS PER SHARE (EPS) INFORMATION

Three months ended March 31	2026		2025
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Net income (loss) from continuing operations attributable to common shareholders(a)	$1,930	$1,930	$1,967	$1,967
Net income (loss) from discontinued operations	(26)	(26)	10	10
Net income (loss) attributable to common shareholders	1,904	1,904	1,978	1,978

Shares of common stock outstanding	1,046	1,046	1,070	1,070
Employee compensation-related shares (including stock options)	8	—	8	—
Total average equivalent shares	1,054	1,046	1,078	1,070

EPS from continuing operations	$1.83	$1.85	$1.83	$1.84
EPS from discontinued operations	(0.03)	(0.03)	0.01	0.01
Net EPS	1.81	1.82	1.83	1.85

Potentially dilutive securities(a)	1		2
(a) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

2026 1Q FORM 10-Q 25

NOTE 18. OTHER INCOME (LOSS)

	Three months ended March 31
	2026	2025
Net interest and investment income (loss)(a)	(165)	187
Licensing and royalty income	42	43
Equity method income	62	38
Other items	45	35
Total other income (loss)	$(16)	$302
(a) Included unrealized loss of $309 million related to our investment in BETA Technologies, Inc. for the three months ended March 31, 2026.

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

RESTRUCTURING AND OTHER CHARGES	Three months ended March 31
	2026	2025
Workforce reductions	$27	$(1)
Plant closures & associated costs and other asset write-downs	(2)	2
Total restructuring and other charges	$24	$2

Cost of equipment/services	$—	$3
Selling, general and administrative expenses	24	(1)
Total restructuring and other charges	$24	$2
Restructuring and other cash expenditures(a)	$27	$39
(a) Primarily related to employee severance payments.

The restructuring liability as of March 31, 2026 and December 31, 2025 was $77 million and $91 million, respectively.

For the three months ended March 31, 2026, and 2025, restructuring and other charges for ongoing programs included exit activities reflecting lower Corporate & Other shared-service and footprint needs as a result of the GE HealthCare and GE Vernova spin-offs.

SEPARATION COSTS. In November 2021, the Company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aerospace, healthcare and energy. As discussed in Note 2, we completed this plan with the spin of GE Vernova in the second quarter of 2024. Post-separation, we continue to incur operational and transition costs related to ongoing separation activities, primary related to information technology systems, and other transformation to transition to a stand-alone public company. These costs are presented as separation costs in our Statement of Operations.

For the three months ended March 31, 2026 and 2025, we incurred pre-tax separation costs of $55 million and $51 million, recognized $12 million and $10 million of net tax benefits and paid $83 million and $76 million in cash, respectively.

NOTE 20. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all of these assets are considered Level 3 and substantially all these liabilities’ fair value are considered Level 2.

		March 31, 2026		December 31, 2025
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Commercial and residential mortgage loans (Note 12)	$2,198	$2,148	$2,197	$2,153
Liabilities	Borrowings (Note 10)	20,276	19,978	20,494	20,558
	Investment contracts (Note 12)	1,117	1,163	1,140	1,199

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
26 2026 1Q FORM 10-Q

We use foreign currency forward and cross-currency interest rate swap contracts designated as cash flow hedges primarily to reduce the effects of foreign exchange rate changes. The gains or losses on derivatives that are designated as cash flow hedges are initially recorded in Statement of Other Comprehensive Income (Loss) and subsequently reclassified to earnings when the hedged transaction affects earnings. We expect to reclassify $32 million of gains from AOCI to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions.

We use our foreign currency debt and cross-currency interest rate swaps in net investment hedges to hedge currency exposure of our net investments in foreign operations. Gains and losses on net investment hedges are initially recorded in the Statement of Other Comprehensive Income (Loss). The carrying value of foreign currency debt designated as net investment hedges was $4,847 million and $4,958 million at March 31, 2026 and December 31, 2025, respectively.

We use interest rate swaps in fair value hedges to hedge the effects of interest rates on debt we issued. The gains or losses on derivatives that are designated as fair value hedges are recognized in the same line in the Statement of Operations as the hedged debt.

For cross-currency interest rate swaps and interest rate swaps in qualified hedging relationships, we recognize the periodic interest settlements within Interest and other financial charges in the Statement of Operations. Such interest amounts were $9 million and $2 million for the three months ended March 31, 2026 and 2025, respectively. The cash flows associated with these periodic interest settlements are classified as operating activities in the Statement of Cash Flows.

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

FAIR VALUE OF DERIVATIVES		March 31, 2026			December 31, 2025
	Classification(a)	Gross Notional	Fair Value - Assets	Fair Value - Liabilities	Gross Notional	Fair Value - Assets	Fair Value - Liabilities
Qualifying currency exchange contracts	Current	$1,867	$25	$3	$2,125	$38	$17
Qualifying cross currency interest rate swaps	Non-Current	3,028	—	65	3,079	20	62
	Current	461	13	30	471	17	39
Qualifying interest rate swaps	Non-Current	500	—	4	—	—	—
Non-qualifying currency exchange contracts and other(b)	Current	5,108	139	43	4,983	172	12
Gross derivatives		$10,965	$177	$145	$10,659	$247	$129
Netting and credit adjustments			$(50)	$(51)		$(60)	$(58)
Net derivatives recognized in statement of financial position			$127	$94		$187	$71
(a) The fair values of derivatives classified as current are components of All other current assets and All other current Liabilities. Fair values of derivatives classified as non-current are components of All other assets and All other liabilities in the Statement of Financial Position.
(b) Gains (losses) included in our Statement of Operations are $(35) million and $35 million for the three months ended March 31, 2026 and 2025, respectively, primarily in SG&A, driven by hedges of foreign currency exchange and deferred employee compensation. Substantially all of these amounts are offset by the remeasurement of the underlying exposure through earnings.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Amount of Gain (Loss) Reclassified from AOCI into Net Income
	Three months ended March 31		Three months ended March 31
	2026	2025	2026	2025
Cash flow hedges(a)	$(53)	$47	$(5)	$(3)
Net investment hedges	159	(213)	—	—
(a) Consist of currency exchange contracts and cross-currency interest rate swaps, primarily recognized in SG&A and costs of equipment or services sold in our Statement of Operations.

FAIR VALUE HEDGES. At March 31, 2026 and December 31, 2025, the cumulative amount of hedging adjustments (primarily from discontinued hedges) of $930 million and $969 million were included primarily in long-term borrowings of $8,218 million and $8,286 million, respectively. Cumulative adjustments related to previously discontinued hedges will continue to amortize into interest expense until the borrowings mature.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest) were $127 million and $187 million at March 31, 2026 and December 31, 2025, respectively. Counterparties' exposures to our derivative liability (including accrued interest), were $94 million and $71 million at March 31, 2026 and December 31, 2025, respectively.
2026 1Q FORM 10-Q 27

NOTE 21. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $189 million and $170 million and liabilities of $151 million and $144 million at March 31, 2026 and December 31, 2025, respectively, in consolidated variable interest entities (VIEs). These VIEs are primarily associated with a legacy business in Corporate & Other and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $9,150 million and $8,976 million at March 31, 2026 and December 31, 2025, respectively. Of these investments, $1,201 million and $1,114 million were in our U.S. tax equity portfolio, comprising equity method investments related to onshore renewable energy projects, at March 31, 2026 and December 31, 2025, respectively. In addition, $7,739 million and $7,660 million were in our run-off insurance operations, primarily comprised of equity method investments at March 31, 2026 and December 31, 2025, respectively. The increase in investments in unconsolidated VIEs in our run-off insurance operations reflects strategic initiatives to invest in higher-yielding asset classes. Our maximum exposure to loss with respect to unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.

NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. As of March 31, 2026, we had total investment commitments of $4,010 million, of which are related to investments by our run-off insurance operations in investment securities and other assets. Included within these commitments are obligations to make investments in unconsolidated VIEs of $3,882 million. Additionally, we have committed to provide financing assistance of $3,148 million for future customer acquisitions of aircraft equipped with our engines. We believe there is a low probability of utilization of this financing assistance based on the terms under which the financing would be provided. See Note 21 for further information regarding VIEs.

Credit support and indemnification agreements - Continuing Operations. Following the separation of GE Vernova, we have remaining performance and bank guarantees on behalf of GE Vernova. To support GE Vernova in selling products and services globally, we often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, "GE Aerospace credit support"). Under the Separation and Distribution Agreement (SDA), GE Vernova is obligated to use reasonable best efforts to replace us as the guarantor on or terminate all such credit support instruments. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligor(s), we could be obligated to make payments under the applicable instruments. Under the SDA, GE Vernova is obligated to reimburse and indemnify us for any such payments. As of March 31, 2026, we estimated GE Vernova RPO and other obligations that relate to GE Aerospace credit support to be approximately $7,500 million, a more than 88% reduction since December 31, 2023. We expect approximately $5,500 million of the RPO related to GE Aerospace credit support obligations to contractually mature by the end of 2030. Additionally, beginning in 2025, GE Vernova is paying us a quarterly fee based on amounts related to the GE Aerospace credit support. We have recorded a reserve of $67 million for our stand ready to perform obligation. Our maximum aggregate exposure under the GE Aerospace credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses except for certain financial guarantees and trade finance instruments with a maximum exposure of approximately $218 million. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance were required by us under parent company guarantees relating to GE Vernova customer contracts. In connection with the spin-off of GE Vernova, under terms of the SDA, Transition Service Agreement (TSA) and Tax Matters Agreement (TMA), we have an obligation to indemnify GE Vernova for certain of its severance costs, environmental matters and tax matters of $153 million, of which $109 million is reserved.

We also have remaining obligations under the TMA with GE HealthCare to indemnify them for certain tax costs and other indemnifications of $55 million, which are fully reserved.

We also have provided specific indemnities to other buyers of assets of our GE legacy businesses that, in the aggregate, represent a maximum potential claim of $129 million with related reserves of $15 million.

Credit support and indemnification agreements- Discontinued Operations. Following the separation of GE Vernova, we also have performance obligations related to GE Vernova nuclear decommissioning with a maximum aggregate exposure of $628 million for which we are fully indemnified. Also, under the SDA, TSA and TMA agreements we have obligations to indemnify GE Vernova for costs of certain environmental matters and tax matters of $36 million, which are fully reserved.

GE Aerospace also has obligations under the TMA to indemnify GE HealthCare for certain tax costs of $39 million, which are fully reserved.

We also have provided specific indemnities to other buyers of assets of our GE legacy businesses that, in the aggregate, represent a maximum potential claim of $401 million with related reserves of $36 million.

28 2026 1Q FORM 10-Q

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $555 million and $595 million at March 31, 2026 and December 31, 2025.

LEGAL MATTERS. The following information supplements and amends the discussion of Legal Matters in Note 24 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025; refer to that discussion for information about previously reported legal matters that are not updated below. In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or even reasonably possible or to estimate the size or range of the possible loss, and accruals for legal matters are not recorded until a loss for a particular matter is considered probable and reasonably estimable. Given the nature of legal matters and the complexities involved, it is often difficult to predict and determine a meaningful estimate of loss or range of loss until we know, among other factors, the particular claims involved, the likelihood of success of our defenses to those claims, the damages or other relief sought, how discovery or other procedural considerations will affect the outcome, the settlement posture of other parties and other factors that may have a material effect on the outcome. For these matters, unless otherwise specified, we do not believe it is possible to provide a meaningful estimate of loss at this time. Moreover, it is not uncommon for legal matters to be resolved over many years, during which time relevant developments and new information must be continuously evaluated.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. For a number of years, we have observed an increase in the total number of lawsuits being brought against Bank BPH and other banks in Poland by current and former borrowers, and we expect this to continue in future reporting periods. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded an additional charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH was $2,090 million and $2,334 million as of March 31, 2026 and December 31, 2025, respectively. This estimate accounts for the costs associated with borrowers who we estimate will participate in the settlement program, as well as estimates for the results of litigation with other borrowers, which in either case can exceed the value of the current loan balance, and represents our best estimate of the total losses we expect to incur over time informed by experience since adopting the program. However, there are a number of factors that could affect the estimate in the future, refer to the disclosure about Bank BPH in our Annual Report on Form 10-K for the year ended December 31, 2025.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations involve or have involved the use, disposal and cleanup of substances regulated under environmental protection laws, including activities for a variety of matters related to GE businesses that have been discontinued or exited. We record reserves for obligations for ongoing and future environmental remediation activities, such as the Housatonic River cleanup, and for additional liabilities we expect to incur in connection with previously remediated sites, such as natural resource damages for the Hudson River where GE completed dredging in 2019. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged exposure by workers and others to asbestos, polychlorinated biphenyls (PCBs) or other hazardous materials. Liabilities for environmental remediation and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued due to uncertainties about the status of laws, regulations, technology and information related to individual sites and worker exposure lawsuits. Total reserves related to environmental remediation and worker exposure claims were $2,179 million and $2,129 million at March 31, 2026 and December 31, 2025, respectively.
2026 1Q FORM 10-Q 29

NOTE 23. SEGMENT INFORMATION & REMAINING PERFORMANCE OBLIGATION. We have two reportable segments and three operating segments. Operating segments are aggregated into a reportable segment if the operating segments have similar quantitative economic characteristics and if the operating segments are similar in the following qualitative characteristics: (i) nature of products and services; (ii) nature of production processes; (iii) type or class of customer for their products and services; (iv) methods used to distribute the products or provide services; and (v) if applicable, the nature of the regulatory environment. We have aggregated Defense & Systems and Propulsion & Additive Technology into one reportable segment, Defense & Propulsion Technologies, based on similarity in economic characteristics, other qualitative factors and the objectives and principles of ASC 280, Segment Reporting. This is consistent with how our chief operating decision maker (CODM) allocates resources and makes decisions. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025, for a description of our segments, further information regarding our determination of segment profit for continuing operations and our allocations of corporate costs to our segments.

On January 15, 2026, we announced that our Commercial Engines & Services (CES) segment will expand to include the entire commercial engine lifecycle, including safety and quality, product management, engineering, supply chain, manufacturing and aftermarket services. In addition, our Aeroderivative business, previously reported in CES, has moved to our Defense Propulsion & Technologies segment. We have recast previously reported amounts to conform to the updated segment presentation.

The Company does not report total assets by segment for internal or external reporting purposes as the Company’s CODM does not assess performance, make strategic decisions, or allocate resources based on assets.

EQUIPMENT & SERVICES REVENUE
Three months ended March 31	2026			2025
	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$2,102	$6,817	$8,920	$1,749	$4,915	$6,663
Defense & Propulsion Technologies	1,605	1,608	3,214	1,223	1,475	2,698
Total segment revenue	$3,708	$8,425	$12,133	$2,972	$6,390	$9,362

EXPENSES, PROFIT AND INCOME	Three months ended March 31
	2026	2025
Commercial Engines & Services
Cost of revenue	$5,890	$4,215
Selling, general and administrative expenses	496	409
Research and development	349	285
Other segment expenses (income)(a)	(171)	(156)
Total Commercial Engines & Services expenses	6,564	4,754
Defense & Propulsion Technologies
Cost of revenue	2,438	2,053
Selling, general and administrative expenses	319	259
Research and development	86	72
Other segment expenses (income)(a)	(9)	(11)
Total Defense & Propulsion Technologies expenses	2,835	2,373

Commercial Engines & Services	2,356	1,910
Defense & Propulsion Technologies	379	325
Total segment profit (loss)	2,735	2,235
Corporate & Other	(500)	24
Interest and other financial charges	(230)	(210)
Non-operating benefit income (cost)	176	201
Benefit (provision) for income taxes	(252)	(283)
Net income (loss) from continuing operations attributable to common shareholders	1,930	1,967
Net income (loss) from discontinued operations attributable to common shareholders	(26)	10
Net income (loss) attributable to common shareholders	$1,904	$1,978
(a) Other segment expenses (income) primarily includes equity method income, interest income and licensing and royalty income.

REMAINING PERFORMANCE OBLIGATION. As of March 31, 2026, the aggregate amount of the contracted revenue allocated to our unsatisfied (or partially unsatisfied) performance obligations was $211,299 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $31,390 million, of which 31%, 53% and 90% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $179,909 million, of which 11%, 39%, 65% and 82% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

30 2026 1Q FORM 10-Q

EXHIBITS

10(a). Separation Agreement & Release between General Electric Company and Russell Stokes effective February 1, 2026.*
10(b). Form of Agreement for Stock Option Grants to Executive Officers under the GE 2022 Long-Term Incentive Plan, as of March 2026.*
10(c). Form of Agreement for Restricted Stock Unit Grants to Executive Officers under the GE 2022 Long-Term Incentive Plan, as of March 2026.*
10(d). Form of Agreement for Performance Stock Unit Grants to Executive Officers under the GE 2022 Long-Term Incentive Plan, as of March 2026.*
11. Computation of Per Share Earnings. Data is provided in Note 17 of this Report.*
31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
32. Certification Pursuant to 18 U.S.C. Section 1350.*
101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Operations for the three months ended March 31, 2026 and 2025, (ii) Statement of Financial Position at March 31, 2026 and December 31, 2025, (iii) Statement of Cash Flows for the three months ended March 31, 2026 and 2025, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025, (v) Statement of Changes in Shareholders' Equity for the three months ended March 31, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed electronically herewith

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	13-30
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9, 26-27
Item 4.	Controls and Procedures	12
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	31
Signatures		31
(a) For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 21, 2026	/s/ Robert Giglietti
Date	Robert Giglietti Vice President - Chief Accounting Officer, Controller and Treasurer Principal Accounting Officer
2026 1Q FORM 10-Q 31