Form 10-Q
period 2026-06-30
GENERAL ELECTRIC CO
filed 2026-07-16
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,037,562,513 shares of common stock with a par value of $0.01 per share outstanding at June 30, 2026.

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
•changes in law, regulation or policy that may affect our business, including policies related to trade, tariffs or capital allocation; government defense priorities or budgets; environmental or climate regulation, incentives and emissions offsetting or trading regimes and the effects of tax law changes or audits;
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

2026 2Q FORM 10-Q 3

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

Global material availability continues to cause disruptions and have impacted our production and delivery of equipment and services to our customers. We are investing in our manufacturing facilities, overhaul facilities and our supply chain to increase production and strengthen yield in order to improve delivery to our customers. We are leveraging FLIGHT DECK and partnering with suppliers to improve material input while also proactively managing the impact of inflationary pressure by driving cost productivity and adjusting the pricing of our products and services. We expect the impact of supply chain constraints and inflation will continue, and we are continuing to take action to mitigate the impacts. However, through FLIGHT DECK and the engagement with our suppliers, aftermarket output and engine deliveries have continued to improve quarter over quarter.

We support efforts to revitalize domestic manufacturing and are planning to invest $1 billion in U.S. manufacturing and hire 5,000 U.S workers in 2026, including both engineering and manufacturing roles. At the same time, we support promoting free and fair trade that ensures the continued strength of the U.S aerospace industry.

As we operate in a highly dynamic tariff environment, we are focused on continuing to deliver our products and services to our customers. Given our global business, tariffs result in additional cost for us and our suppliers. In 2025, the U.S. established a zero-for-zero tariff agreement on aerospace equipment with the EU, UK, Japan and Korea, establishing a mutual elimination of tariffs. In 2026, the Supreme Court ruled against tariffs imposed under the International Emergency Economic Powers Act (IEEPA). In the second quarter, GE Aerospace submitted refund requests and received a portion of previously paid IEEPA tariffs. We will continue to monitor recent developments on tariff policy and evaluate any changes to the applicability of tariffs to our business as they occur.

We are monitoring recent developments related to the conflict in the Middle East and the potential impact on the commercial aerospace industry, including lower utilization and increased prices, which can result in adverse effects on our airline customers. As a result, the impacts to our business may include lower volume related to shop visits, spare parts and spare engines and lower profitability of our long term contracts, as well as customer credit implications. We remain confident in our ability to navigate this with our young and diverse fleet, and we are also proactively taking action on costs. The conflict did not result in a material impact on our operations in the six months ended June 30, 2026.

On January 15, 2026, we announced that our CES segment will expand to include the entire commercial engine lifecycle, including safety and quality, product management, engineering, supply chain, manufacturing and aftermarket services. In addition, our Aeroderivative business, previously reported in CES, has moved to our DPT segment. See Note 23 for further information.

4 2026 2Q FORM 10-Q

CONSOLIDATED RESULTS

REVENUE	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Equipment revenue	$3,602	$2,842	$6,870	$5,496
Services revenue	9,031	7,308	17,378	13,656
Insurance revenue	715	872	1,493	1,806
Total revenue	$13,349	$11,023	$25,741	$20,957

For the three months ended June 30, 2026, total revenue increased $2.3 billion, or 21%, compared to the three months ended June 30, 2025. Equipment revenue increased, driven by increased engine deliveries and improved pricing. Services revenue increased due to increased internal shop visit volume and workscopes, higher spare parts volume and pricing.

For the six months ended June 30, 2026, total revenue increased $4.8 billion, or 23%, compared to the six months ended June 30, 2025. Equipment revenue increased, driven by increased engine deliveries and improved pricing. Services revenue increased due to increased internal shop visit volume and workscopes, higher spare parts volume and pricing.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE (EPS)	Three months ended June 30		Six months ended June 30
(Per-share in dollars and diluted)	2026	2025	2026	2025
Net income (loss) from continuing operations attributable to common shareholders	$2,408	$2,008	$4,338	$3,975
Continuing EPS	$2.30	$1.87	$4.13	$3.70

For the three months ended June 30, 2026, net income from continuing operations increased $0.4 billion compared to the three months ended June 30, 2025, driven by an increase in segment profit of $0.5 billion and an increase in gains (losses) on retained and sold ownership interests and other equity securities of $0.1 billion. The increase was partially offset by an increase in interest and other financial charges of $0.1 billion and an increase in Adjusted Corporate & Other operating costs* of $0.1 billion. Adjusted net income* was $2.1 billion, an increase of $0.3 billion, due to an increase in segment profit of $0.5 billion, partially offset by an increase in Adjusted Corporate & Other operating costs* of $0.1 billion.
Profit was $2.8 billion, an increase of $0.4 billion and profit margin was 21.0%, a decrease of 70 basis points. Operating profit* was $2.7 billion, an increase of $0.4 billion and operating profit margin* was 21.7%, a decrease of 130 basis points. Adjusted EPS* was $2.02, an increase of 22%.

For the six months ended June 30, 2026, net income from continuing operations increased $0.4 billion compared to the six months ended June 30, 2025, driven by an increase in segment profit of $1.0 billion, partially offset by a decrease in gains (losses) on retained and sold ownership interests and other equity securities of $0.3 billion, an increase in Adjusted Corporate & Other operating costs* of $0.2 billion, an increase in interest and other financial charges of $0.1 billion and a decrease in Insurance profit of $0.1 billion. Adjusted net income* was $4.1 billion, an increase of $0.7 billion, due to an increase in segment profit of $1.0 billion, partially offset by an increase in Adjusted Corporate & Other operating costs* of $0.2 billion.
Profit was $5.0 billion, an increase of $0.4 billion and profit margin was 19.4%, a decrease of 270 basis points. Operating profit* was $5.3 billion, an increase of $0.8 billion and operating profit margin* was 21.8%, a decrease of 160 basis points. Adjusted EPS* was $3.88, an increase of 24%.

Remaining performance obligation (RPO) is unfilled customer orders for products and product services (expected life of contract sales for product services) excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 23 for further information.

RPO	June 30, 2026	December 31, 2025
Equipment	$32,085	$27,534
Services	178,705	163,029
Total RPO	$210,790	$190,564

As of June 30, 2026, RPO increased $20.2 billion, or 11%, from December 31, 2025, primarily at CES, as a result of commercial actions and increases to existing long-term service agreements, and at DPT, driven by Defense & Systems equipment orders outpacing revenue recognized.

*Non-GAAP Financial Measure
2026 2Q FORM 10-Q 5

SEGMENT OPERATIONS
COMMERCIAL ENGINES & SERVICES. We are in frequent communication with our airline, airframe and maintenance, repair and overhaul (MRO) customers about the outlook for commercial air travel, new aircraft production, fleet retirements and after-market services, including shop visit and spare parts demand. In the first six months of 2026, there was a strong demand for engines and services, while commercial air travel departures were roughly flat.

Demand continues to be strong and, in the first half of 2026, we announced significant new deals with several major customers. United Airlines and Delta Airlines selected our GENx engines to power their widebody Boeing 787 Dreamliner orders. American Airlines and Copa Airlines selected LEAP engines for their narrowbody orders. Ryanair signed a long-term material services agreement to support Ryanair's entire fleet of about 2,000 CFM56 and LEAP engines powering its Boeing 737 aircraft.

To meet the strong demand, we are investing in our manufacturing and overhaul facilities and continue to strengthen our external global MRO network to support LEAP aftermarket demand by adding Iberia as the seventh Premier MRO and expanding Delta TechOps capabilities for both LEAP 1-A and LEAP 1-B engines. We are also deploying engineering and supply chain resources to increase production, expand capacity and strengthen yield.

These investments combined with improved material availability contributed to internal shop visit revenue growth of 30% in the first half of 2026, and total engine deliveries and LEAP engine deliveries increases of 37% and 41%, respectively.

Total engineering investments, both company and partner-funded, increased compared to prior year, and we continue to improve our products and advance our future of flight priorities. We recently completed the certification for the LEAP 1-B durability kit, including the upgraded HPT blade, which is expected to deliver approximately double time-on-wing for that engine. And for future of flight - In the first half of 2026, together with the Civil Aviation Authority of Singapore and Airbus, we established the world’s first airport test bed for RISE technologies, focused on Open Fan. In addition, through the NASA Electrified Powertrain Flight Demonstration, we recently completed ground tests for the megawatt-class hybrid electric demonstrator.

Sales in units, except where noted	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Commercial Engines	659	525	1,299	951
LEAP Engines(a)	510	410	1,030	729
Internal shop visit revenue growth %	25%	22%	30%	16%
(a) LEAP engines, which are in a significant production ramp, are a subset of Commercial Engines.

SEGMENT REVENUE AND PROFIT	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Equipment	$2,297	$1,765	$4,399	$3,514
Services	7,434	5,881	14,251	10,796
Total segment revenue	$9,731	$7,646	$18,650	$14,309

Segment profit	$2,657	$2,208	$5,012	$4,118
Segment profit margin	27.3%	28.9%	26.9%	28.8%

For the three months ended June 30, 2026, revenue was up $2.1 billion, or 27%, and profit was up $0.4 billion, or 20%, compared to the three months ended June 30, 2025.
Revenue increased due to internal shop visit volume and workscopes, increased spare parts volume, increased install engine deliveries and pricing.
Profit increased primarily due to internal shop visit volume and workscopes, increased spare parts volume, and price. These increases were partially offset by the impact of higher install engine deliveries, higher growth investment and inflation.

For the six months ended June 30, 2026, revenue was up $4.3 billion, or 30%, and profit was up $0.9 billion, or 22%, compared to the six months ended June 30, 2025.
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

6 2026 2Q FORM 10-Q

RPO	June 30, 2026	December 31, 2025
Equipment	$9,618	$9,773
Services	170,282	154,712
Total RPO	$179,900	$164,485

As of June 30, 2026, RPO increased $15.4 billion, or 9%, from December 31, 2025, as a result of commercial actions and increases to existing long-term service agreements.

DEFENSE & PROPULSION TECHNOLOGIES. Our results in the second quarter of 2026 reflect domestic and international government defense departments’ focus on modernizing and scaling their forces while maintaining flight operations, driving services demand. A key underlying driver of our business is government funding, as most of the revenue in Defense & Systems is derived from funding that flows through the U.S. Department of War budget or equivalent international budgets. Defense & Systems engine deliveries showed progress in the first half of 2026, increasing 15%, supported by improved material supply.

In the first half of 2026, GE Aerospace was awarded a NAVAIR contract to supply T408-GE-400 engines for the U.S. Marine Corps' Sikorsky CH-53K King Stallion helicopter. We also announced a contract award from Turkish Aerospace Industries (TAI) to continue integrating the GE Aerospace F404 engine into Türkiye's jet trainer Hurjet.

Sales in units	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Defense & Systems engines(a)	199	186	384	335
(a) Includes Defense and Aeroderivative units.

SEGMENT REVENUE AND PROFIT	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Defense & Systems (D&S)	$2,213	$1,981	$4,302	$3,807
Propulsion & Additive Technologies (P&AT)	1,230	997	2,354	1,869
Total segment revenue	$3,443	$2,978	$6,657	$5,676

Equipment	$1,744	$1,469	$3,350	$2,692
Services	1,699	1,509	3,307	2,984
Total segment revenue	$3,443	$2,978	$6,657	$5,676

Segment profit	$475	$403	$855	$729
Segment profit margin	13.8%	13.5%	12.8%	12.8%

For the three months ended June 30, 2026, revenue was up $0.5 billion, or 16%, and profit was up $0.1 billion, or 18%, compared to the three months ended June 30, 2025.
D&S and P&AT revenue increased primarily due to increased volume and price, including higher engine deliveries in D&S.
Profit increased primarily due to volume and price, partially offset by inflation, mix and incremental investments to support next-generation products.

For the six months ended June 30, 2026, revenue was up $1.0 billion, or 17%, and profit was up $0.1 billion, or 17%, compared to the six months ended June 30, 2025.
D&S and P&AT revenue increased primarily due to increased volume and price, including higher engine deliveries in D&S.
Profit increased primarily due to volume and price, partially offset by inflation, mix and incremental investments to support next-generation products.

RPO	June 30, 2026	December 31, 2025
Equipment	$22,467	$17,762
Services	8,197	8,094
Total RPO	$30,663	$25,856

As of June 30, 2026, RPO increased $4.8 billion, or 19%, from December 31, 2025, primarily due to increases in equipment from orders outpacing revenue recognized.

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
2026 2Q FORM 10-Q 7

REVENUE AND OPERATING PROFIT (COST)	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Insurance revenue (Note 12)	$715	$872	$1,493	$1,806
Eliminations and other	(540)	(473)	(1,059)	(834)
Corporate & Other revenue	$175	$399	$434	$972
Gains (losses) on purchases and sales of business interests	—	—	24	—
Gains (losses) on retained and sold ownership interests and other equity securities	65	3	(244)	9
Restructuring and other charges (Note 19)	(27)	(26)	(50)	(27)
Separation costs (Note 19)	(34)	(47)	(89)	(98)
Insurance profit (loss) (Note 12)	171	147	301	353
U.S. tax equity profit (loss)	(70)	(57)	(129)	(104)
Adjusted Corporate & Other operating costs (Non-GAAP)	(386)	(274)	(592)	(363)
Corporate & Other operating profit (cost) (GAAP)	$(280)	$(254)	$(780)	$(230)
Less: gains (losses), impairments, Insurance, and restructuring & other	106	20	(188)	133
Adjusted Corporate & Other operating costs (Non-GAAP)	$(386)	$(274)	$(592)	$(363)

Corporate & Other profit (costs)	(208)	(131)	(244)	(106)
Eliminations	(178)	(143)	(348)	(257)
Adjusted Corporate & Other operating costs (Non-GAAP)	$(386)	$(274)	$(592)	$(363)

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

For the three months ended, June 30, 2026, revenue decreased by $0.2 billion compared to the three months ended June 30, 2025, primarily due to lower run-off insurance operations revenue and higher intercompany eliminations. Corporate & Other operating cost was relatively flat primarily due to $0.1 billion of higher gains on retained and sold ownership interests and other equity securities offset by $0.1 billion of higher Adjusted Corporate & Other operating costs*.
Adjusted Corporate & Other operating costs* increased by $0.1 billion due to higher EHS costs, lower bank interest and higher intercompany profit eliminations.

For the six months ended, June 30, 2026, revenue decreased by $0.5 billion compared to the six months ended June 30, 2025, primarily due to lower run-off insurance operations revenue and higher intercompany eliminations. Corporate & Other operating cost increased by $0.6 billion, primarily due to $0.2 billion of higher losses on retained and sold ownership interests and other equity securities, $0.2 billion of higher Adjusted Corporate & Other operating costs* and $0.1 billion of lower run-off insurance operations profit.
Adjusted Corporate & Other operating costs* increased by $0.2 billion due to higher EHS costs, lower bank interest and higher intercompany profit eliminations.

OTHER CONSOLIDATED INFORMATION
RESTRUCTURING AND SEPARATION COSTS. Significant, higher-cost restructuring programs, primarily related to the separations, are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges for Corporate. In addition, we incur costs associated with separation activities, which are also excluded from measurement of segment operating performance for internal and external purposes. We have substantially completed separation activities and expect an insignificant amount of costs in the second half of 2026. See Note 19 for further information on restructuring and separation costs.

INTEREST AND OTHER FINANCIAL CHARGES were $0.2 billion for both the three months ended June 30, 2026 and 2025, and $0.4 billion for both the six months ended June 30, 2026 and 2025. The primary components of interest and other financial charges are interest on short-term and long-term borrowings and interest on tax deficiencies.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for information about our pension and retiree benefit plans.

INCOME TAXES. For the three months ended June 30, 2026, the effective income tax rate was 14.5% compared to 16.2% for the three months ended June 30, 2025. The decrease in the effective tax rate was primarily driven by increased tax benefits on global activities, including the impact of the One Big Beautiful Bill Act (OBBBA), which were partially offset by a decrease in favorable audit resolutions.

*Non-GAAP Financial Measure
8 2026 2Q FORM 10-Q

For the three months ended June 30, 2026, the adjusted effective income tax rate* was 16.7% compared to 18.7% for the three months ended June 30, 2025. The decrease in the adjusted effective tax rate* was primarily driven by increased tax benefits on global activities, including the impact of the OBBBA, which were partially offset by a decrease in favorable audit resolutions.

For the six months ended June 30, 2026, the effective income tax rate was 13.2% compared to 14.5% for the six months ended June 30, 2025. The decrease in the effective tax rate was primarily driven by increased tax benefits on global activities, including the impact of the OBBBA, which were partially offset by a decrease in favorable audit resolutions and a nonrecurring benefit from foreign tax credits on the reinsurance transaction that occurred in 2025.

For the six months ended June 30, 2026, the adjusted effective income tax rate* was 15.7% compared to 18.2% for the six months ended June 30, 2025. The decrease in the adjusted effective tax rate* was primarily driven by increased tax benefits on global activities, including the impact of the OBBBA, which were partially offset by a decrease in favorable audit resolutions.

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash, cash equivalents, time deposits with maturities greater than three months, free cash flow* from our operating businesses, and access to capital markets. If needed, we can also draw from short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of customer allowances and market conditions. At June 30, 2026, our sources of liquidity of $10.3 billion included cash, cash equivalents and restricted cash of $9.3 billion and time deposits with maturities greater than three months classified as All other current assets of $1.0 billion. Of these amounts, $7.3 billion was held in the U.S. and $3.0 billion was held outside the U.S.

Cash held outside the U.S. has generally been reinvested in active foreign business operations; however, substantially all of our unrepatriated income has been subject to U.S. federal tax and, if there is a change in reinvestment, we would expect to be able to repatriate available cash (excluding amounts held in countries with currency controls) without significant tax cost.

Cash, cash equivalents and restricted cash at June 30, 2026 included $0.4 billion of cash held in countries with currency control restrictions, which may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Excluded from cash, cash equivalents and restricted cash is $1.2 billion of cash in our run-off insurance operations, which is classified as All other assets in the Statement of Financial Position, and $0.9 billion of cash in our discontinued operations held by Bank BPH (see Note 2).

In the second quarter, we repurchased 6.9 million shares for $2.0 billion, including repurchases of 3.5 million shares for $1.0 billion using accelerated stock repurchases as a mechanism to achieve planned repurchase volumes within a quarter during closed windows.

BORROWINGS. Consolidated total borrowings were $19.2 billion and $20.5 billion at June 30, 2026 and December 31, 2025, respectively. The decrease of $1.3 billion is due to maturities and changes in foreign currency exchange rates. The Company also holds a five-year unsecured revolving credit facility, maturing in 2029, in an aggregate committed amount of $3.0 billion, with zero outstanding at June 30, 2026.

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
2026 2Q FORM 10-Q 9

	Moody's	S&P
Outlook	Positive	Positive
Short term	P-1	A-2
Long term	A2	A-

Our ratings may be subject to a revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Our unused back-up revolving syndicated credit facility contains a customary net debt-to-EBITDA financial covenant, which we satisfied at June 30, 2026.

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

Cash from operating activities was $5.1 billion for the six months ended June 30, 2026, an increase of $1.2 billion compared to 2025, primarily due to: an increase in net income (after adjusting for depreciation of property, plant, and equipment, and amortization of intangible assets) driven by all segments, an increase in sales discounts and allowances, and lower working capital growth, partially offset by an increase in cash used in All other operating activities.

Cash from sales discounts and allowances was $1.0 billion for the six months ended June 30, 2026, an increase of $0.5 billion compared to 2025, primarily due to increases in allowances on new engine installs and spare parts at CES.

The cash impacts from changes in working capital was $(0.3) billion for the six months ended June 30, 2026, a decrease in cash used of $0.2 billion compared to 2025, due to: current receivables of $0.5 billion, driven by higher collections primarily in CES, including increased collections from CFM International, partially offset by higher volume; inventories, including deferred inventory, of $0.8 billion, driven by higher output and lower tariffs, partially offset by higher material input. These decreases were partially offset by current contract assets, contract liabilities and current deferred income of $(0.4) billion, driven by higher revenue recognition and a lower unfavorable change in estimated profitability on long-term service agreements, primarily driven by the absence of charges, including a $0.1 billion reversal of a majority of the tariff-related charge from the first quarter of 2025, partially offset by higher billing and accounts payable of $(0.6) billion, driven by higher disbursements partially offset by higher volume. Progress collections were flat.

The components of All other operating activities included:

Six months ended June 30	2026	2025
Increase (decrease) in employee benefit liabilities	$(487)	$(293)
Net restructuring and other charges/(cash expenditures)	(11)	(28)
Other deferred assets	(145)	11
Other	(15)	(107)
All other operating activities	$(658)	$(417)

Cash used for investing activities was $(1.9) billion for the six months ended June 30, 2026, an increase of $0.9 billion compared to 2025, primarily due to: purchases of time deposits with maturities greater than three months of $1.0 billion (a component of all other investing activities), higher net purchases of insurance investment securities of $0.4 billion, partially offset by lower cash paid for business acquisitions of $0.4 billion. Cash used for additions to property, plant and equipment and internal-use software net of dispositions (components of free cash flow*) was $0.6 billion and $0.5 billion for the six months ended June 30, 2026 and 2025, respectively.

Cash used for financing activities was $(6.4) billion for the six months ended June 30, 2026, an increase of $0.9 billion compared to 2025, primarily due to: an increase in treasury stock repurchases of $0.8 billion and higher dividends paid to shareholders of $0.2 billion, partially offset by lower debt maturities of $0.2 billion.

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our accounting policies and critical accounting estimates.

*Non-GAAP Financial Measure
10 2026 2Q FORM 10-Q

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

ADJUSTED REVENUE, OPERATING PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Total revenue (GAAP)	$13,349	$11,023	$25,741	$20,957
Less: Insurance revenue (Note 12)	715	872	1,493	1,806
Adjusted revenue (Non-GAAP)	$12,634	$10,151	$24,248	$19,151

Total costs and expenses (GAAP)	$10,860	$8,932	$21,039	$16,924
Less: Insurance cost and expenses (Note 12)	544	725	1,192	1,453
Less: U.S. tax equity cost and expenses	4	5	8	10
Less: interest and other financial charges(a)	215	158	444	368
Less: non-operating benefit cost (income)	(177)	(197)	(354)	(398)
Less: restructuring & other(a)	27	26	50	27
Less: separation costs(a)	34	47	89	98
Add: noncontrolling interests	(13)	(7)	3	(13)
Adjusted costs (Non-GAAP)	$10,201	$8,161	$19,611	$15,353

Other income (loss) (GAAP)	$313	$298	$297	$600
Less: U.S. tax equity	(66)	(53)	(121)	(94)
Less: gains (losses) on retained and sold ownership interests and other equity securities(a)	65	3	(244)	9
Less: gains (losses) on purchases and sales of business interests(a)	—	—	24	—
Adjusted other income (loss) (Non-GAAP)	$314	$347	$638	$685

Profit (loss) (GAAP)	$2,801	$2,389	$4,999	$4,634
Profit (loss) margin (GAAP)	21.0%	21.7%	19.4%	22.1%

Operating profit (loss) (Non-GAAP)	$2,746	$2,337	$5,274	$4,483
Operating profit (loss) margin (Non-GAAP)	21.7%	23.0%	21.8%	23.4%

(a) See the Corporate & Other and Other Consolidated Information sections for further information.
We believe that adjusting revenue provides management and investors with a more complete understanding of underlying operating results and trends of established, ongoing operations by excluding the effect of revenue from our run-off insurance operations. We believe that adjusting profit to exclude the effects of items that are not closely associated with ongoing operations provides management and investors with a meaningful measure that increases the period-to-period comparability. Gains (losses) and restructuring and other items are impacted by the timing and magnitude of gains associated with dispositions, and the timing and magnitude of costs associated with restructuring and other activities. We also use Adjusted revenue* growth and Operating profit* as performance metrics at the company level for our annual executive incentive plan for 2026.

*Non-GAAP Financial Measure
2026 2Q FORM 10-Q 11

ADJUSTED NET INCOME (LOSS) AND ADJUSTED EFFECTIVE INCOME TAX RATE (NON-GAAP)	Three months ended June 30				Six months ended June 30
	2026		2025		2026		2025
(Diluted, per-share amounts in dollars)	Income	EPS	Income	EPS	Income	EPS	Income	EPS
Net income (loss) from continuing operations (GAAP) (Note 17)	$2,405	$2.30	$2,007	$1.87	$4,335	$4.13	$3,975	$3.70
Insurance net income (loss) (pre-tax)	173	0.16	149	0.14	305	0.29	356	0.33
Tax effect on Insurance net income (loss)(a)	(36)	(0.03)	(32)	(0.03)	(65)	(0.06)	(8)	(0.01)
Less: Insurance net income (loss) (net of tax) (Note 12)	136	0.13	118	0.11	240	0.23	348	0.32
U.S. tax equity net income (loss) (pre-tax)	(77)	(0.07)	(66)	(0.06)	(144)	(0.14)	(120)	(0.11)
Tax effect on U.S. tax equity net income (loss)	86	0.08	77	0.07	162	0.15	141	0.13
Less: U.S. tax equity net income (loss) (net of tax)	9	0.01	12	0.01	18	0.02	20	0.02
Non-operating benefit (cost) income (pre-tax) (GAAP)	177	0.17	197	0.18	354	0.34	398	0.37
Tax effect on non-operating benefit (cost) income	(37)	(0.04)	(41)	(0.04)	(74)	(0.07)	(84)	(0.08)
Less: Non-operating benefit (cost) income (net of tax)	140	0.13	156	0.15	279	0.27	315	0.29
Gains (losses) on purchases and sales of business interests (pre-tax)(b)	—	—	—	—	24	0.02	—	—
Tax effect on gains (losses) on purchases and sales of business interests	—	—	—	—	—	—	3	—
Less: Gains (losses) on purchases and sales of business interests (net of tax)	—	—	—	—	24	0.02	3	—
Gains (losses) on retained and sold ownership interests and other equity securities (pre-tax)(b)	65	0.06	3	—	(244)	(0.23)	9	0.01
Tax effect on gains (losses) on retained and sold ownership interests and other equity securities(a)(c)	(11)	(0.01)	—	—	51	0.05	1	—
Less: Gains (losses) on retained and sold ownership interests and other equity securities (net of tax)	55	0.05	3	—	(193)	(0.18)	11	0.01
Restructuring & other (pre-tax)(b)	(27)	(0.03)	(26)	(0.02)	(50)	(0.05)	(27)	(0.03)
Tax effect on restructuring & other	6	0.01	5	0.01	11	0.01	6	0.01
Less: Restructuring & other (net of tax)	(21)	(0.02)	(21)	(0.02)	(40)	(0.04)	(21)	(0.02)
Separation costs (pre-tax)(b)	(35)	(0.03)	(47)	(0.04)	(91)	(0.09)	(98)	(0.09)
Tax effect on separation costs	8	0.01	10	0.01	19	0.02	20	0.02
Less: Separation costs (net of tax)	(28)	(0.03)	(37)	(0.03)	(71)	(0.07)	(78)	(0.07)
Adjusted net income (loss) (Non-GAAP)	$2,114	$2.02	$1,777	$1.66	$4,077	$3.88	$3,378	$3.14

Income from continuing operations before taxes (GAAP)	$2,801		$2,389		$4,999		$4,634
Less: Total adjustments above (pre-tax)	276		211		154		519
Adjusted income before taxes (Non-GAAP)	$2,525		$2,177		$4,845		$4,115

Provision (benefit) for income taxes (GAAP)	$407		$388		$658		$671
Less: Tax effect on adjustments above	(15)		(20)		(104)		(78)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$422		$408		$762		$749

Effective income tax rate (GAAP)	14.5%		16.2%		13.2%		14.5%
Adjusted effective income tax rate (Non-GAAP)	16.7%		18.7%		15.7%		18.2%

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

*Non-GAAP Financial Measure
12 2026 2Q FORM 10-Q

FREE CASH FLOW (FCF) (NON-GAAP)	Six months ended June 30
	2026	2025
Cash flows from operating activities (CFOA) (GAAP)	$5,126	$3,891
Add: gross additions to property, plant and equipment and internal-use software	(666)	(535)
Add: dispositions of property, plant and equipment	58	25
Less: separation cash expenditures	(116)	(146)
Less: Corporate & Other restructuring cash expenditures	(51)	(45)
Free cash flow (FCF) (Non-GAAP)	$4,685	$3,572

We believe investors may find it useful to compare free cash flow* performance without the effects of separation cash expenditures and Corporate & Other restructuring cash expenditures (associated with the separation-related program announced in the fourth quarter of 2022). In addition, we include dispositions of property, plant and equipment, including sale leaseback activity. We believe this measure will better allow management and investors to evaluate the capacity of our operations to generate free cash flow*. We also use FCF* as a performance metric at the company level for our annual executive incentive plan and performance stock units granted in 2026.

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of June 30, 2026, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. In December 2025, the Board of Directors authorized up to $20 billion of common share repurchases through open market purchases or privately negotiated transactions, via various strategies, including accelerated share repurchases. We repurchased 6,888 thousand shares for $2,012 million during the three months ended June 30, 2026 under this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorizations	Approximate dollar value of shares that may yet be purchased under our $20 billion share repurchase authorization
(Shares in thousands)

2026
April	5,167	$291.30	5,167
May	1,721	294.79	1,721
June	—	—	—
Total	6,888	$292.17	6,888	$17,988

*Non-GAAP Financial Measure
2026 2Q FORM 10-Q 13

STATEMENT OF OPERATIONS (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions; per-share amounts in dollars)	2026	2025	2026	2025
Sales of equipment	$3,602	$2,842	$6,870	$5,496
Sales of services	9,031	7,308	17,378	13,656
Insurance revenue (Note 12)	715	872	1,493	1,806
Total revenue	13,349	11,023	25,741	20,957

Cost of equipment sold	3,817	2,754	7,099	5,090
Cost of services sold	4,856	4,092	9,497	7,753
Selling, general and administrative expenses	1,131	1,020	2,215	1,896
Separation costs	34	47	89	98
Research and development	460	359	900	718
Interest and other financial charges	215	158	444	368
Insurance losses, annuity benefits and other costs (Note 12)	524	698	1,148	1,400
Non-operating benefit cost (income)	(177)	(197)	(354)	(398)
Total costs and expenses	10,860	8,932	21,039	16,924

Other income (loss) (Note 18)	313	298	297	600

Income (loss) from continuing operations before income taxes	2,801	2,389	4,999	4,634
Benefit (provision) for income taxes (Note 15)	(407)	(388)	(658)	(671)
Net income (loss) from continuing operations	2,395	2,000	4,341	3,962
Income (loss) from discontinued operations, net of taxes (Note 2)	(38)	21	(65)	31
Net income (loss)	2,357	2,021	4,276	3,993
Less net income (loss) attributable to noncontrolling interests	(13)	(7)	3	(13)
Net income (loss) attributable to the Company	2,370	2,028	4,273	4,006
Net income (loss) attributable to common shareholders	$2,370	$2,028	$4,273	$4,006

Earnings (loss) per share from continuing operations (Note 17)
Diluted earnings (loss) per share	$2.30	$1.87	$4.13	$3.70
Basic earnings (loss) per share	$2.31	$1.89	$4.16	$3.73

Net earnings (loss) per share (Note 17)
Diluted earnings (loss) per share	$2.26	$1.89	$4.07	$3.73
Basic earnings (loss) per share	$2.28	$1.91	$4.10	$3.76

14 2026 2Q FORM 10-Q

STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share amounts)	June 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$9,345	$12,392
Current receivables (Note 4)	12,360	11,773
Inventories, including deferred inventory costs (Note 5)	12,440	11,868
Current contract assets (Note 8)	3,473	3,511
All other current assets (Note 9)	2,078	1,052
Current assets	39,697	40,596

Investment securities (Note 3)	37,910	38,788
Property, plant and equipment – net (Note 6)	8,135	7,987
Goodwill (Note 7)	8,954	9,060
Other intangible assets – net (Note 7)	4,085	4,225
Contract and other deferred assets (Note 8)	4,976	4,920
All other assets (Note 9)	15,469	15,277
Deferred income taxes (Note 15)	6,929	7,459
Assets of discontinued operations (Note 2)	1,517	1,855
Total assets	$127,672	$130,169

Short-term borrowings (Note 10)	$2,000	$1,686
Accounts payable (Note 11)	10,822	10,078
Progress collections (Note 8)	7,937	7,662
Contract liabilities and deferred income (Note 8)	10,159	10,333
Sales discounts and allowances (Note 14)	4,993	4,037
All other current liabilities (Note 14)	4,518	5,185
Current liabilities	40,430	38,980

Deferred income (Note 8)	1,070	1,065
Long-term borrowings (Note 10)	17,157	18,808
Insurance liabilities and annuity benefits (Note 12)	36,195	36,894
Non-current compensation and benefits	6,537	6,833
All other liabilities (Note 14)	7,273	7,276
Liabilities of discontinued operations (Note 2)	1,144	1,413
Total liabilities	109,805	111,271

Common stock (1,037,562,513 and 1,048,766,702 shares outstanding at June 30, 2026 and December 31, 2025, respectively) (Note 16)	15	15
Accumulated other comprehensive income (loss) – net attributable to the Company (Note 16)	(4,948)	(4,798)
Other capital	23,074	23,599
Retained earnings	90,953	87,663
Less common stock held in treasury	(91,454)	(87,801)
Total shareholders’ equity	17,640	18,677
Noncontrolling interests	227	221
Total equity	17,867	18,898
Total liabilities and equity	$127,672	$130,169

2026 2Q FORM 10-Q 15

STATEMENT OF CASH FLOWS (UNAUDITED)	Six months ended June 30
(In millions)	2026	2025
Net income (loss)	$4,276	$3,993
Net (income) loss from discontinued operations activities	65	(31)
Adjustments to reconcile net income (loss) to cash from (used for) operating activities:
Depreciation and amortization of property, plant and equipment (Note 6)	452	428
Amortization of intangible assets (Note 7)	173	182
(Gains) losses on equity securities (Note 18)	173	(109)
Principal pension plans (benefit) cost (Note 13)	(293)	(324)
Principal pension plans employer contributions	(97)	(95)
Other postretirement benefit plans (net)	(136)	(133)
Provision (benefit) for income taxes	658	671
Cash recovered (paid) during the year for income taxes	(141)	(253)
Changes in operating working capital:
Decrease (increase) in current receivables	(694)	(1,157)
Decrease (increase) in inventories, including deferred inventory costs	(643)	(1,394)
Decrease (increase) in current contract assets	32	(65)
Increase (decrease) in contract liabilities and current deferred income	(135)	384
Increase (decrease) in progress collections	281	269
Increase (decrease) in accounts payable	856	1,495
Increase (decrease) in sales discounts and allowances (Note 14)	956	447
All other operating activities	(658)	(417)
Cash from (used for) operating activities – continuing operations	5,126	3,891
Cash from (used for) operating activities – discontinued operations	(108)	(136)
Cash from (used for) operating activities	5,018	3,755

Additions to property, plant and equipment and internal-use software	(666)	(535)
Dispositions of property, plant and equipment	58	25
Net cash from (payments for) principal businesses purchased	(1)	(354)
Net (purchases) dispositions of insurance investment securities	(7)	361
All other investing activities	(1,247)	(430)
Cash from (used for) investing activities – continuing operations	(1,863)	(934)
Cash from (used for) investing activities – discontinued operations	(110)	82
Cash from (used for) investing activities	(1,973)	(852)

Net increase (decrease) in borrowings (maturities of 90 days or less)	(20)	25
Repayments and other debt reductions (maturities longer than 90 days)	(1,026)	(1,253)
Dividends paid to shareholders	(873)	(688)
Purchases of common stock for treasury	(4,527)	(3,710)
All other financing activities	54	136
Cash from (used for) financing activities – continuing operations	(6,392)	(5,490)
Cash from (used for) financing activities – discontinued operations	—	—
Cash from (used for) financing activities	(6,392)	(5,490)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(68)	188
Increase (decrease) in cash, cash equivalents and restricted cash	(3,415)	(2,398)
Cash, cash equivalents and restricted cash at beginning of year	14,782	15,880
Cash, cash equivalents and restricted cash at June 30	11,367	13,482
Less cash, cash equivalents and restricted cash of discontinued operations at June 30	(854)	(1,429)
Cash, cash equivalents and restricted cash of continuing operations at June 30	$10,513	$12,052
16 2026 2Q FORM 10-Q

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions)	2026	2025	2026	2025
Net income (loss)	$2,357	$2,021	$4,276	$3,993
Less: net income (loss) attributable to noncontrolling interests	(13)	(7)	3	(13)
Net income (loss) attributable to the Company	$2,370	$2,028	$4,273	$4,006

Currency translation adjustments	(3)	(12)	2	(19)
Benefit plans	(92)	(193)	(176)	(327)
Investment securities and cash flow hedges	145	110	(357)	428
Long-duration insurance contracts	(512)	(196)	381	(244)
Other comprehensive income (loss) attributable to the Company	$(461)	$(291)	$(149)	$(162)

Comprehensive income (loss)	$1,895	$1,730	$4,127	$3,831
Less: comprehensive income (loss) attributable to noncontrolling interests	(13)	(7)	3	(13)
Comprehensive income (loss) attributable to the Company	$1,908	$1,737	$4,124	$3,844

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended June 30		Six months ended June 30
(In millions)	2026	2025	2026	2025
Common stock issued	$15	$15	$15	$15

Beginning balance	(4,486)	(3,733)	(4,798)	(3,861)
Currency translation adjustments	(3)	(12)	2	(19)
Benefit plans	(92)	(193)	(176)	(327)
Investment securities and cash flow hedges	145	110	(357)	428
Long-duration insurance contracts	(512)	(196)	381	(244)
Accumulated other comprehensive income (loss)	$(4,948)	$(4,024)	$(4,948)	$(4,024)
Beginning balance	23,146	23,912	23,599	24,266
Gains (losses) on treasury stock dispositions	(140)	(181)	(672)	(626)
Stock-based compensation	65	101	144	192
Other changes	3	6	3	6
Other capital	$23,074	$23,839	$23,074	$23,839
Beginning balance	89,073	82,081	87,663	80,488
Net income (loss) attributable to the Company	2,370	2,028	4,273	4,006
Dividends and other transactions with shareholders	(489)	(383)	(983)	(769)
Retained earnings	$90,953	$83,726	$90,953	$83,726
Beginning balance	(89,690)	(83,024)	(87,801)	(81,566)
Purchases	(2,017)	(1,745)	(4,440)	(3,717)
Dispositions	253	347	787	862
Common stock held in treasury	$(91,454)	$(84,421)	$(91,454)	$(84,421)

GE Aerospace shareholders' equity balance	17,640	19,135	17,640	19,135
Noncontrolling interests balance	227	210	227	210
Total equity balance at June 30	$17,867	$19,345	$17,867	$19,345

2026 2Q FORM 10-Q 17

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

We have continuing involvement with GE Vernova primarily through ongoing sales of products, a transition services agreement, through which GE Aerospace and GE Vernova continue to provide certain services to each other for a period of time following the separation, a separation and distribution agreement, including performance and financial guarantees, a tax matters agreement and a trademark licensing agreement. For the six months ended June 30, 2026, we had direct and indirect sales of $275 million to GE Vernova, primarily related to engine sales and parts. We collected net cash of $314 million related to the sales of engines and parts and the transition services agreement for the six months ended June 30, 2026.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. The estimate of total losses for borrower litigation at Bank BPH was $1,814 million and $2,334 million as of June 30, 2026 and December 31, 2025, respectively, with the decrease driven by utilization and foreign exchange movements. No incremental contributions from GE Aerospace were required during the six months ended June 30, 2026. For further information about factors that are relevant to the estimate of total losses for borrower litigation at Bank BPH, see Note 22. Future changes or adverse developments could increase our estimate of total losses and potentially require future cash contributions to Bank BPH.

The Bank BPH financing receivable portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields and estimates with respect to ongoing borrower litigation. At June 30, 2026, the total portfolio had no carrying value, net of a valuation allowance. Income (loss) related to ongoing borrower litigation was zero in pre-tax charges for both the three and six months ended June 30, 2026 and 2025, respectively.

18 2026 2Q FORM 10-Q

RESULTS OF DISCONTINUED OPERATIONS	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Total revenue	$—	$—	$—	$—
Cost of equipment and services sold	—	—	—	—
Other income, costs and expenses	(36)	6	(40)	6
Net income (loss) of discontinued operations before income taxes	(36)	6	(40)	6
Benefit (provision) for income taxes	(2)	15	(25)	22
Net income (loss) of discontinued operations, net of taxes	(38)	21	(65)	27

Gain (loss) on disposal before income taxes	—	—	—	4
Benefit (provision) for income taxes	—	—	—	—
Gain (loss) on disposal, net of taxes	—	—	—	4
Net income (loss) from discontinued operations, net of taxes	$(38)	$21	$(65)	$31

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	June 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash(a)	$854	$1,126
Current receivables	2	35
Property, plant and equipment - net	19	26
All other assets	622	648
Deferred income taxes	20	21
Assets of discontinued operations(b)	$1,517	$1,855

Accounts payable	$21	$35
Non-current compensation and benefits	30	32
All other liabilities	1,092	1,347
Liabilities of discontinued operations(b)	$1,144	$1,413
(a) Included $851 million and $1,123 million of cash, cash equivalents and restricted cash related to Bank BPH as of June 30, 2026 and December 31, 2025, respectively. The decrease was primarily driven by utilization and foreign exchange movements.
(b) Included $1,103 million and $1,389 million of valuation allowances against financing receivables held for sale, related to estimated borrower litigation losses, and $711 million and $945 million in All other liabilities related to estimated borrower litigation losses for Bank BPH’s foreign currency-denominated mortgage portfolio as of June 30, 2026 and December 31, 2025, respectively. Accordingly, total estimated losses related to borrower litigation were $1,814 million and $2,334 million as of June 30, 2026 and December 31, 2025, respectively, with the decrease driven by utilization and foreign exchange movements. The valuation allowance completely offsets the financing receivables balance as of June 30, 2026 and December 31, 2025.

NOTE 3. INVESTMENT SECURITIES. Substantially all of our non-current investment securities are held within our run-off insurance operations and support the long-duration insurance liabilities. The portfolio includes debt securities, which substantially all are investment grade, and are classified as available-for-sale.

	June 30, 2026				December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt
U.S. corporate	$27,791	$621	$(2,094)	$26,318	$27,658	$825	$(1,969)	$26,513
Non-U.S. corporate	2,966	19	(252)	2,732	2,909	41	(242)	2,707
State and municipal	2,623	36	(193)	2,466	2,751	46	(192)	2,605
Mortgage and asset-backed	5,314	53	(129)	5,238	5,202	69	(121)	5,151
Government and agencies	690	1	(98)	594	1,015	4	(95)	924
Equity	562	—	—	562	887	—	—	887
Non-current investment securities	$39,946	$730	$(2,766)	$37,910	$40,422	$985	$(2,619)	$38,788

The amortized cost of debt securities excludes accrued interest of $479 million and $473 million at June 30, 2026 and December 31, 2025, respectively, which is reported in All other current assets.

The estimated fair value of non-current investment securities at June 30, 2026 decreased since December 31, 2025, primarily due to higher market yields, the mark-to-market effect on our equity interests and net proceeds from debt/equity securities.

2026 2Q FORM 10-Q 19

Total estimated fair value of debt securities in an unrealized loss position were $20,078 million and $18,484 million, of which $13,600 million and $14,656 million had gross unrealized losses of $(2,604) million and $(2,525) million and have been in a loss position for 12 months or more at June 30, 2026 and December 31, 2025, respectively. The majority of our U.S. and non-U.S. corporate securities gross unrealized losses were in the consumer, electric, technology, communication and energy industries. The majority of our commercial mortgage-backed securities and asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Net unrealized gains (losses) for equity securities with readily determinable fair value (RDFV)	$67	$5	$(245)	$10
Proceeds from debt/equity securities sales and redemptions	1,245	552	2,164	1,224
Gross realized gains on debt securities	25	5	31	10
Gross realized losses and impairments on debt securities	(31)	(10)	(38)	(17)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at June 30, 2026 are as follows:

	Amortized cost	Estimated fair value
Within one year	$631	$633
After one year through five years	3,017	3,081
After five years through ten years	5,831	6,010
After ten years	24,591	22,387
We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

The majority of our non-current investment securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $3,353 million and $3,222 million are classified within Level 3, as significant inputs to their valuation models are unobservable at June 30, 2026 and December 31, 2025, respectively. During the six months ended June 30, 2026, $138 million was transferred out of Level 3 and there were no significant transfers into Level 3. During the six months ended June 30, 2025, $1,144 million was transferred out of Level 3 related to increases in the observability of external information used in determining fair value in our run-off insurance operations and primarily included certain investments in private placement U.S. and non-U.S. corporate debt securities, and there were no significant transfers into Level 3.

In addition to the equity securities described above, we held $2,056 million and $1,911 million of equity securities without RDFV including $2,041 million and $1,881 million within our run-off insurance operations at June 30, 2026 and December 31, 2025, respectively, that are classified within All other assets in our Statement of Financial Position. Fair value adjustments, net of impairments, recorded in income were $31 million and $62 million and $71 million and $100 million for the three and six months ended June 30, 2026 and 2025, respectively. These are primarily limited partnership investments in private equity, infrastructure and real estate funds that are measured at net asset value per share (or equivalent) as a practical expedient to estimated fair value and are excluded from the fair value hierarchy. These limited partnership investments are generally not eligible for redemption and generally cannot be sold without approval of the general partner. Distributions from each fund will be received as the underlying investments of the funds are liquidated at the discretion of the general partner. These investments are generally considered illiquid and our ability to receive the most recent net asset value in a sale would be determined by external market factors.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	June 30, 2026	December 31, 2025
Customer receivables	$9,789	$9,269
Revenue sharing and other partner receivables(a)	1,554	1,322
Supplier advances	718	867
Non-income based tax receivables	154	165
Other sundry receivables	250	244
Allowance for credit losses	(105)	(94)
Total current receivables	$12,360	$11,773
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

20 2026 2Q FORM 10-Q

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs to facilitate sales or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $59 million and $101 million during the six months ended June 30, 2026 and 2025, respectively, related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in the Commercial Engines & Services (CES) segment, the Company has no continuing involvement; fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice value and due date.

LONG-TERM RECEIVABLES	June 30, 2026	December 31, 2025
Long-term customer receivables(a)	$91	$173
Supplier advances	141	94
Sundry receivables	114	105
Allowance for credit losses(a)	(5)	(96)
Total long-term receivables	$341	$276
(a) The decrease was primarily driven by the write-off of allowance against uncollectible accounts.

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	June 30, 2026	December 31, 2025
Raw materials and work in process	$9,716	$9,354
Finished goods	1,703	1,542
Deferred inventory costs(a)	1,022	972
Inventories, including deferred inventory costs	$12,440	$11,868
(a) Represents deferred labor and overhead costs on time and material service contracts and other costs of products and services for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	June 30, 2026	December 31, 2025
Original cost	$17,896	$17,388
Less accumulated depreciation and amortization	(10,804)	(10,419)
Right-of-use operating lease assets	1,042	1,018
Property, plant and equipment – net	$8,135	$7,987

DEPRECIATION AND AMORTIZATION EXPENSE	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Commercial Engines & Services	$164	$165	$331	$324
Defense & Propulsion Technologies	47	40	93	76
Corporate & Other	13	13	27	28
Total	$224	$219	$452	$428

Operating Lease Liabilities. Our current operating lease liabilities, included in All other current liabilities in our Statement of Financial Position, were $287 million and $280 million as of June 30, 2026 and December 31, 2025, respectively. Our non-current operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $786 million and $783 million as of June 30, 2026 and December 31, 2025, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $84 million and $99 million for the three months ended June 30, 2026 and 2025, respectively, and $162 million and $197 million for the six months ended June 30, 2026 and 2025, respectively.

In the second quarter of 2026, as part of overall fleet management for one of our smaller engine programs with a diverse customer base, we entered into an agreement for the sale and leaseback of certain Company owned engines. We recognized sales proceeds of $41 million and net income attributable to the Company of $15 million for the six months ended June 30, 2026. The Company is leasing back the engines for a term of 12 years under an operating lease agreement.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

	Commercial Engines & Services	Defense & Propulsion Technologies	Total
Balance at January 1, 2026	$6,555	$2,506	$9,060
Goodwill acquisition	—	14	14
Goodwill adjustments(a)	(91)	(29)	(120)
Balance at June 30, 2026	$6,463	$2,492	$8,954
(a) Goodwill adjustments are primarily related to foreign currency exchange.

2026 2Q FORM 10-Q 21

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the second quarter of 2026, we did not identify any reporting units that required an interim impairment test.

Other intangible assets decreased $140 million during the six months ended June 30, 2026, primarily as a result of amortization and foreign currency exchange, partially offset by additions. Consolidated amortization expense was $88 million and $93 million in the three months ended June 30, 2026 and 2025, respectively, and $173 million and $182 million in the six months ended June 30, 2026 and 2025, respectively.

NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS, CONTRACT LIABILITIES AND DEFERRED INCOME & PROGRESS COLLECTIONS
Contract assets (liabilities) and other deferred assets (income), on a net basis, decreased the net liability position by $187 million for the six months ended June 30, 2026, primarily due to decreases in long-term service agreement liabilities of $202 million. In aggregate, the net liability for long-term service agreements decreased primarily due to revenue recognized of $5,468 million, partially offset by billings of $5,208 million and net unfavorable changes in estimated profitability of $42 million driven by quarterly updates to contract margins, including a reversal of $118 million of tariff-related charges taken in the six months ended June 30, 2025, primarily in CES. Revenue recognized for contracts included in a liability position at the beginning of the year were $4,775 million and $3,892 million for the six months ended June 30, 2026 and 2025, respectively.

CONTRACT ASSETS, LIABILITIES AND OTHER DEFERRED ASSETS AND INCOME	June 30, 2026	December 31, 2025
Long-term service agreements	$2,802	$2,792
Equipment and other service agreements	671	719
Current contract assets	$3,473	$3,511
Nonrecurring engineering costs(a)	$2,406	$2,423
Customer advances and other(b)	2,570	2,497
Contract and other deferred assets	4,976	4,920
Total contract and other deferred assets	$8,449	$8,431
Long-term service agreement liabilities	$9,813	$10,016
Current deferred income	346	317
Contract liabilities and current deferred income	$10,159	$10,333
Non-current deferred income	1,070	1,065
Total contract liabilities and deferred income	$11,229	$11,398
Contract assets (liabilities) and other deferred assets (income)	$(2,780)	$(2,966)
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

Progress collections increased $275 million in the six months ended June 30, 2026, primarily due to collections received in excess of liquidations at CES.

NOTE 9. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method investments, Insurance cash and cash equivalents, receivables and other investments in our run-off insurance operations, time deposits with maturities greater than three months, pension surplus, prepaid taxes and other deferred charges and indemnity assets. All other current assets increased $1,025 million during the six months ended June 30, 2026, driven by the conversion of cash and cash equivalents to higher yielding time deposits with maturities greater than three months of $1,000 million. All other non-current assets increased $192 million in the six months ended June 30, 2026, primarily driven by an increase in equity method and other investments of $312 million, partially offset by a decrease in insurance cash and cash equivalents of $97 million. Insurance cash and cash equivalents were $1,168 million and $1,264 million as of June 30, 2026, and December 31, 2025, respectively.
22 2026 2Q FORM 10-Q

NOTE 10. BORROWINGS

	June 30, 2026	December 31, 2025
Current portion of long-term borrowings
Senior notes	$1,786	$1,504
Subordinated notes and other	209	157
Other short-term borrowings	5	25
Total short-term borrowings	$2,000	$1,686

Senior notes(a)	15,238	16,773
Subordinated notes	1,412	1,456
Other	507	580
Total long-term borrowings	$17,157	$18,808
Total borrowings	$19,157	$20,494
(a) In 2025, GE Aerospace issued a total of $2,000 million in aggregate principal amount of senior unsecured debt, comprised of $1,000 million of 4.3% senior notes due 2030, and $1,000 million of 4.9% senior notes due 2036.

See Note 20 for further information about borrowings and associated hedges.

NOTE 11. ACCOUNTS PAYABLE

	June 30, 2026	December 31, 2025
Trade payables	$6,199	$5,734
Revenue sharing and other partner payables(a)	2,578	2,553
Supply chain finance programs	1,497	1,247
Sundry payables	547	544
Accounts payable	$10,822	$10,078
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

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE Aerospace receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $1,927 million and $1,545 million for the six months ended June 30, 2026 and 2025, respectively. GE Aerospace has no costs associated with this program.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits are comprised of obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenue of $715 million and $872 million, profit was $171 million and $147 million and net income was $136 million and $118 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, revenues were $1,493 million and $1,806 million, profit was $301 million and $353 million and net income was $240 million and $280 million, respectively. These operations were primarily supported by investment securities, substantially all debt securities, of $37,305 million and $37,842 million, limited partnerships of $5,288 million and $5,089 million, a diversified commercial mortgage loan portfolio collateralized by first liens on U.S. commercial real estate properties of $1,786 million and $1,802 million (net of allowance for credit losses of $19 million and $19 million) and residential mortgage loans of $442 million and $395 million (net of allowance for credit losses of an insignificant amount), as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the commercial mortgage loan portfolio had no delinquent or non-accrual loans and about one-fourth of the portfolio was held in the office sector, which had a weighted average loan-to-value ratio of 59%, debt service coverage of 1.7, and an insignificant amount of scheduled maturities through 2026. A summary of our insurance liabilities and annuity benefits is presented below.

June 30, 2026	Long-term care	Structured settlement annuities	Life	Other contracts	Total
Future policy benefit reserves	$25,468	$8,145	$868	$337	$34,819
Investment contracts	—	625	—	468	1,093
Other	—	—	109	175	283
Total	$25,468	$8,770	$977	$979	$36,195

December 31, 2025
Future policy benefit reserves	$25,792	$8,383	$906	$357	$35,438
Investment contracts	—	647	—	493	1,140
Other	—	—	113	203	316
Total	$25,792	$9,031	$1,019	$1,053	$36,894
2026 2Q FORM 10-Q 23

The following tables summarize balances of and changes in future policy benefit reserves.

	June 30, 2026			June 30, 2025
	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Present value of expected net premiums
Balance, beginning of year	$4,426	$—	$1,833	$4,144	$—	$4,318
Beginning balance at locked-in discount rate	4,140	—	1,714	3,991	—	4,415
Effect of changes in cash flow assumptions	67	—	—	16	—	—
Effect of actual variances from expected experience	(16)	—	(19)	12	—	8
Adjusted beginning of year balance	4,191	—	1,695	4,018	—	4,423
Interest accrual	114	—	46	108	—	92
Net premiums collected	(205)	—	(96)	(197)	—	(148)
Effect of foreign currency	—	—	(2)	—	—	130
Ending balance at locked-in discount rate	4,100	—	1,644	3,930	—	4,496
Effect of changes in discount rate assumptions	218	—	92	211	—	(104)
Balance, end of period	$4,318	$—	$1,736	$4,141	$—	$4,392

Present value of expected future policy benefits
Balance, beginning of year	$30,218	$8,383	$2,739	$28,820	$8,426	$5,336
Beginning balance at locked-in discount rate	27,976	8,048	2,582	27,448	8,301	5,411
Effect of changes in cash flow assumptions	(48)	—	—	(68)	—	—
Effect of actual variances from expected experience	72	(19)	(18)	152	(6)	24
Adjusted beginning of year balance	28,001	8,029	2,564	27,533	8,295	5,435
Interest accrual	770	212	65	748	217	112
Benefit payments	(800)	(316)	(141)	(743)	(325)	(222)
Effect of foreign currency	—	—	(6)	—	—	136
Ending balance at locked-in discount rate	27,971	7,926	2,483	27,537	8,187	5,461
Effect of changes in discount rate assumptions	1,815	220	121	1,654	195	(75)
Balance, end of period	$29,786	$8,145	$2,604	$29,192	$8,382	$5,386
Net future policy benefit reserves	$25,468	$8,145	$868	$25,051	$8,382	$994
Less: Reinsurance recoverables, net of allowance for credit losses	(165)	—	(141)	(157)	—	(248)
Net future policy benefit reserves, after reinsurance recoverables	$25,303	$8,145	$727	$24,895	$8,382	$746
Weighted-average duration of liability (years)(a)	10.9	10.1	6.0	11.3	10.1	5.3
Weighted-average interest accretion rate	5.7%	5.4%	5.4%	5.6%	5.4%	5.3%
Current discount rate	5.5%	5.4%	5.1%	5.5%	5.5%	4.9%
Gross premiums or assessments recognized during period	$225	$—	$101	$231	$—	$163
Expected future gross premiums, undiscounted	7,396	—	2,968	7,321	—	11,569
Expected future gross premiums, discounted(a)	4,711	—	1,839	4,694	—	5,303
Expected future benefit payments, undiscounted	60,456	17,465	3,921	61,410	18,249	10,442
Expected future benefit payments, discounted(a)	29,786	8,145	2,604	29,192	8,382	5,386
(a) Determined using the current discount rate as of June 30, 2026 and 2025.

As of June 30, 2026 and 2025, policyholders account balances totaled $1,321 million and $1,499 million, respectively. As our insurance operations are in run-off, changes in policyholder account balances for the six months ended June 30, 2026 and 2025 are primarily attributed to surrenders, withdrawals and benefit payments of $175 million and $211 million, partially offset by net additions from separate accounts and interest credited of $119 million and $134 million, respectively. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both June 30, 2026 and 2025, respectively.

In the third quarter, we will complete our annual review of future policy benefit reserves cash flow assumptions, except related claim expenses which remain locked-in. If the review concludes that the assumptions need to be updated, future policy benefit reserves will be adjusted retroactively based on the revised net premium ratio using actual historical experience, updated cash flow assumptions, and the locked-in discount rate with the effect of those changes recognized in current period earnings.

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
24 2026 2Q FORM 10-Q

The components of benefit plans cost other than the service cost are included in the caption Non-operating benefit costs in our Statement of Operations.

PRINCIPAL PENSION PLANS	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Service cost for benefits earned	$13	$14	$25	$33
Prior service cost amortization	(1)	(3)	(2)	(5)
Expected return on plan assets	(358)	(375)	(717)	(750)
Interest cost on benefit obligations	310	326	620	651
Net actuarial gain amortization	(110)	(125)	(219)	(253)
Net periodic expense (income)	$(146)	$(163)	$(293)	$(324)

Principal retiree benefit plans income was $13 million and $17 million for the three months ended June 30, 2026 and 2025, and $26 million and $32 million for the six months ended June 30, 2026 and 2025, respectively.

We have a defined contribution plan for eligible U.S. employees that provides employer contributions, which were $67 million and $59 million for the three months ended June 30, 2026 and 2025, and $164 million and $139 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 14. SALES DISCOUNTS AND ALLOWANCES & ALL OTHER LIABILITIES. Sales discounts and allowances increased $956 million during the six months ended June 30, 2026, primarily due to increases in allowances on new engine installs and spare parts, as well as product durability reserves at CES.

All other current liabilities and All other liabilities primarily include employee compensation and benefits, equipment project and commercial liabilities, uncertain and other income taxes and related liabilities, environmental, health and safety remediations and operating lease liabilities (see Note 6). All other current liabilities decreased by $667 million during the six months ended June 30, 2026, primarily related to a decrease in employee compensation and benefit liabilities of $590 million. All other liabilities decreased $3 million during the six months ended June 30, 2026, primarily due to decreases in uncertain and other income taxes and related liabilities of $190 million, partially offset by increases in environmental, health and safety liabilities of $146 million.

NOTE 15. INCOME TAXES. Our effective income tax rate was 13.2% and 14.5% for the six months ended June 30, 2026 and 2025, respectively. The decrease in our effective tax rate was primarily driven by increased tax benefits on global activities, including the impact of the One Big Beautiful Bill Act (OBBBA), which were partially offset by a decrease in favorable audit resolutions and a non-recurring benefit from foreign tax credits on the reinsurance transaction that occurred in 2025.

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

DEFERRED INCOME TAXES	June 30, 2026	December 31, 2025
Total assets	$7,362	$7,883
Total liabilities	(433)	(424)
Net deferred income tax asset	$6,929	$7,459

2026 2Q FORM 10-Q 25

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended June 30		Six months ended June 30
(Dividends per share in dollars)	2026	2025	2026	2025
Beginning balance	$(1,509)	$(1,478)	$(1,515)	$(1,472)
AOCI before reclasses – net of taxes of $22, $(100), $51 and $(140)	(3)	(12)	2	(19)
AOCI	(3)	(12)	2	(19)
Currency translation adjustments AOCI	$(1,512)	$(1,491)	$(1,512)	$(1,491)
Beginning balance	$(301)	$531	$(217)	$665
AOCI before reclasses – net of taxes of $3, $(21), $6 and $(25)	11	(70)	18	(85)
Reclasses from AOCI – net of taxes of $(30), $(34), $(61) and $(69)	(102)	(122)	(194)	(241)
AOCI	(92)	(192)	(176)	(325)
Benefit plans AOCI	$(393)	$338	$(393)	$338
Beginning balance	$(1,737)	$(1,667)	$(1,236)	$(1,985)
AOCI before reclasses – net of taxes of $32, $39, $(101) and $125	103	114	(387)	437
Reclasses from AOCI – net of taxes of $—, $2, $2 and $1	42	(4)	30	(9)
AOCI	145	110	(357)	428
Investment securities and cash flow hedges AOCI	$(1,592)	$(1,557)	$(1,592)	$(1,557)
Beginning balance	$(939)	$(1,118)	$(1,831)	$(1,070)
AOCI before reclasses – net of taxes of $(136), $(52), $101 and $(65)	(512)	(196)	381	(244)
AOCI	(512)	(196)	381	(244)
Long-duration insurance contracts AOCI	$(1,450)	$(1,314)	$(1,450)	$(1,314)

AOCI at June 30	$(4,948)	$(4,024)	$(4,948)	$(4,024)

Dividends declared per common share	$0.47	$0.36	$0.94	$0.72

Common stock. GE Aerospace common stock shares outstanding were 1,037,562,513 and 1,048,766,702 as of June 30, 2026 and December 31, 2025, respectively. We repurchased 6.9 million shares for $2,012 million and 14.1 million shares for $4,223 million during the three and six months ended June 30, 2026. This included repurchases of 3.5 million shares for $1,028 million and 7.7 million shares for $2,338 million during the three and six months ended June 30, 2026 using accelerated stock repurchases, which were utilized as a mechanism to achieve planned repurchase volumes within a quarter during closed windows. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased in the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.

NOTE 17. EARNINGS PER SHARE (EPS) INFORMATION

Three months ended June 30	2026		2025
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Net income (loss) from continuing operations attributable to common shareholders(a)	$2,405	$2,408	$2,007	$2,008
Net income (loss) from discontinued operations	(38)	(38)	21	21
Net income (loss) attributable to common shareholders	2,367	2,370	2,028	2,028

Shares of common stock outstanding	1,040	1,040	1,063	1,063
Employee compensation-related shares (including stock options)	6	—	7	—
Total average equivalent shares	1,047	1,040	1,071	1,063

EPS from continuing operations	$2.30	$2.31	$1.87	$1.89
EPS from discontinued operations	(0.04)	(0.04)	0.02	0.02
Net EPS	2.26	2.28	1.89	1.91

Potentially dilutive securities(a)	1		2
26 2026 2Q FORM 10-Q

Six months ended June 30	2026		2025
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Net income (loss) from continuing operations attributable to common shareholders(a)	$4,335	$4,338	$3,975	$3,975
Net income (loss) from discontinued operations	(65)	(65)	31	31
Net income (loss) attributable to common shareholders	4,271	4,273	4,006	4,006

Shares of common stock outstanding	1,043	1,043	1,067	1,067
Employee compensation-related shares (including stock options)	7	—	8	—
Total average equivalent shares	1,050	1,043	1,074	1,067

EPS from continuing operations	$4.13	$4.16	$3.70	$3.73
EPS from discontinued operations	(0.06)	(0.06)	0.03	0.03
Net EPS	4.07	4.10	3.73	3.76

Potentially dilutive securities(a)	1		2
(a) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

NOTE 18. OTHER INCOME (LOSS)

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Net interest and investment income (loss)(a)	193	164	28	350
Licensing and royalty income	42	41	84	84
Equity method income	67	38	129	76
Other items	11	55	57	89
Total other income (loss)	$313	$298	$297	$600
(a) Included unrealized gain of $47 million and unrealized loss of $262 million related to our investment in BETA Technologies, Inc. for the three and six months ended June 30, 2026, respectively.

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

RESTRUCTURING AND OTHER CHARGES	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Workforce reductions	$24	$20	$51	$19
Plant closures & associated costs and other asset write-downs	2	7	(1)	10
Acquisition/disposition net charges and other	1	—	1	—
Total restructuring and other charges	$26	$27	$51	$29

Cost of equipment/services	$—	$—	$—	$3
Selling, general and administrative expenses	26	27	51	26
Total restructuring and other charges	$26	$27	$51	$29
Restructuring and other cash expenditures(a)	$26	$16	$53	$55
(a) Primarily related to employee severance payments.

The restructuring liability as of June 30, 2026 and December 31, 2025 was $76 million and $91 million, respectively.

For the three and six months ended June 30, 2026, and 2025, restructuring and other charges for ongoing programs included exit activities reflecting lower Corporate & Other shared-service and footprint needs as a result of the GE HealthCare and GE Vernova spin-offs.

SEPARATION COSTS. In November 2021, the Company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aerospace, healthcare and energy. As discussed in Note 2, we completed this plan with the spin of GE Vernova in the second quarter of 2024. Post-separation, we continue to incur operational and transition costs related to ongoing separation activities, primary related to information technology systems, and other transformation to transition to a stand-alone public company. These costs are presented as separation costs in our Statement of Operations. We expect to complete separation activities in the second half of 2026.

For the three months ended June 30, 2026 and 2025, we incurred pre-tax separation costs of $34 million and $47 million, recognized $7 million and $10 million of net tax benefits and paid $33 million and $70 million in cash, respectively.

2026 2Q FORM 10-Q 27

For the six months ended June 30, 2026 and 2025, we incurred pre-tax separation costs of $89 million and $98 million, recognized $19 million and $20 million of net tax benefits and paid $116 million and $146 million in cash, respectively.

NOTE 20. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Additionally, cash, cash equivalents and time deposits with maturities greater than three months are excluded from the table below, as the carrying value approximates their fair value because of the relatively short-term maturities of these financial instruments. Substantially all of these assets are considered Level 3 and substantially all these liabilities’ fair value are considered Level 2.

		June 30, 2026		December 31, 2025
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Commercial and residential mortgage loans (Note 12)	$2,228	$2,166	$2,197	$2,153
Liabilities	Borrowings (Note 10)	19,157	18,979	20,494	20,558
	Investment contracts (Note 12)	1,093	1,162	1,140	1,199

Assets and liabilities that are reflected in the accompanying financial statements at fair value are not included in the above disclosures; such items include investment securities (see Note 3) and derivative financial instruments below.

DERIVATIVES AND HEDGING. Per our policy, derivatives are used solely for managing risks and not for speculative purposes. We use derivatives to manage risks related to foreign currency exchange (including foreign equity investments), interest rates and commodity prices.

We use foreign currency forward and cross-currency interest rate swap contracts designated as cash flow hedges primarily to reduce the effects of foreign exchange rate changes. The gains or losses on derivatives that are designated as cash flow hedges are initially recorded in Statement of Other Comprehensive Income (Loss) and subsequently reclassified to earnings when the hedged transaction affects earnings. We expect to reclassify $4 million of gains from AOCI to earnings in the next 12 months contemporaneously with the earnings effects of the related forecasted transactions.

We use our foreign currency debt and cross-currency interest rate swaps in net investment hedges to hedge currency exposure of our net investments in foreign operations. Gains and losses on net investment hedges are initially recorded in the Statement of Other Comprehensive Income (Loss). The carrying value of foreign currency debt designated as net investment hedges was $4,762 million and $4,958 million as of June 30, 2026 and December 31, 2025, respectively.

We use interest rate swaps in fair value hedges to hedge the effects of interest rates on debt we issued. For the three months and the six months ended June 30, 2026, gain or (loss) on interest rate swaps was $(6) million and $(10) million, respectively, recognized in interest and other financial changes and offset by the changes of fair value of the hedged debts within the same line in the Statement of Operations.

For cross-currency interest rate swaps and interest rate swaps in qualified hedging relationships, we recognize the periodic interest settlements within Interest and other financial charges in the Statement of Operations. Such amounts reduced Interest and other financial charges by $10 million and $6 million for the three months ended June 30, 2026 and 2025, respectively, and $19 million and $8 million for the six months ended June 30, 2026 and 2025, respectively. The cash flows associated with these periodic interest settlements are classified as operating activities in the Statement of Cash Flows.

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

28 2026 2Q FORM 10-Q

FAIR VALUE OF DERIVATIVES		June 30, 2026			December 31, 2025
	Classification(a)	Gross Notional	Fair Value - Assets	Fair Value - Liabilities	Gross Notional	Fair Value - Assets	Fair Value - Liabilities
Qualifying currency exchange contracts	Current	$1,456	$17	$18	$2,125	$38	$17
Qualifying cross currency interest rate swaps	Current	1,021	26	23	471	17	39
Qualifying cross currency interest rate swaps	Non-Current	2,416	—	42	3,079	20	62
Qualifying interest rate swaps	Non-Current	1,150	5	14	—	—	—
Non-qualifying currency exchange contracts and other(b)	Current	4,376	65	34	4,983	172	12
Gross derivatives		$10,419	$113	$132	$10,659	$247	$129
Netting and credit adjustments			$(43)	$(43)		$(60)	$(58)
Net derivatives recognized in Statement of Financial Position			$70	$89		$187	$71
(a) The fair values of derivatives classified as current are components of All other current assets and All other current Liabilities. Fair values of derivatives classified as non-current are components of All other assets and All other liabilities in the Statement of Financial Position.
(b) Gains (losses) included in our Statement of Operations were $40 million and $181 million for the three months ended June 30, 2026 and 2025, and $5 million and $216 million for six months ended June 30, 2026 and 2025, respectively, primarily in SG&A, driven by hedges of foreign currency exchange and deferred employee compensation. Substantially all of these amounts are offset by the remeasurement of the underlying exposure through earnings.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives				Amount of Gain (Loss) Reclassified from AOCI into Net Income
	Three months ended June 30		Six months ended June 30		Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025	2026	2025	2026	2025
Cash flow hedges(a)	$(7)	$63	$(59)	$110	$(6)	$7	$(11)	$4
Net investment hedges	92	(479)	251	(692)	—	—	—	—
(a) Consist of currency exchange contracts and cross-currency interest rate swaps, primarily recognized in SG&A and costs of equipment or services sold in our Statement of Operations.

FAIR VALUE HEDGES. As of June 30, 2026 and December 31, 2025, the cumulative amount of hedging adjustments (primarily from discontinued hedges) of $889 million and $969 million were included primarily in long-term borrowings of $8,535 million and $8,286 million, respectively. Cumulative adjustments related to previously discontinued hedges will continue to amortize into interest expense until the borrowings mature.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest) were $70 million and $187 million as of June 30, 2026 and December 31, 2025, respectively. Counterparties' exposures to our derivative liability (including accrued interest), were $89 million and $71 million as of June 30, 2026 and December 31, 2025, respectively.

NOTE 21. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $174 million and $170 million and liabilities of $137 million and $144 million as of June 30, 2026 and December 31, 2025, respectively, in consolidated variable interest entities (VIEs). These VIEs are primarily associated with a legacy business in Corporate & Other and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.

Our investments in unconsolidated VIEs were $8,966 million and $8,976 million as of June 30, 2026 and December 31, 2025, respectively. Of these investments, $1,129 million and $1,114 million were in our U.S. tax equity portfolio, comprising equity method investments related to onshore renewable energy projects, as of June 30, 2026 and December 31, 2025, respectively. In addition, $7,619 million and $7,660 million were in our run-off insurance operations, primarily comprised of equity method investments as of June 30, 2026 and December 31, 2025, respectively. Our maximum exposure to loss with respect to unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.

NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. As of June 30, 2026, we had total investment commitments of $4,209 million, related to investments by our run-off insurance operations in investment securities and other assets. Included within these commitments are obligations to make investments in unconsolidated VIEs of $4,043 million. Additionally, we have committed to provide financing assistance of $2,978 million for future customer acquisitions of aircraft equipped with our engines. We believe there is a low probability of utilization of this financing assistance based on the terms under which the financing would be provided. See Note 21 for further information regarding VIEs.

2026 2Q FORM 10-Q 29

Credit support and indemnification agreements - Continuing Operations. Following the separation of GE Vernova, we have remaining performance and bank guarantees on behalf of GE Vernova. To support GE Vernova in selling products and services globally, we often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, "GE Aerospace credit support"). Under the Separation and Distribution Agreement (SDA), GE Vernova is obligated to use reasonable best efforts to replace us as the guarantor on or terminate all such credit support instruments. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligor(s), we could be obligated to make payments under the applicable instruments. Under the SDA, GE Vernova is obligated to reimburse and indemnify us for any such payments. As of June 30, 2026, we estimated GE Vernova RPO and other obligations that relate to GE Aerospace credit support to be approximately $7,000 million, a more than 89% reduction since December 31, 2023. We expect approximately $5,000 million of the RPO related to GE Aerospace credit support obligations to contractually mature by the end of 2030. Additionally, beginning in 2025, GE Vernova is paying us a quarterly fee based on amounts related to the GE Aerospace credit support. We have recorded a reserve of $63 million for our stand ready to perform obligation. Our maximum aggregate exposure under the GE Aerospace credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses except for certain financial guarantees and trade finance instruments with a maximum exposure of approximately $170 million. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance were required by us under parent company guarantees relating to GE Vernova customer contracts. In connection with the spin-off of GE Vernova, under terms of the SDA, Transition Service Agreement (TSA) and Tax Matters Agreement (TMA), we have an obligation to indemnify GE Vernova for certain of its severance costs, environmental matters and tax matters of $140 million, of which $92 million is reserved.

We also have specific indemnities related to the spin-off or disposal of GE's other legacy businesses for which the aggregate maximum potential exposure is $180 million and the aggregated related reserves are $70 million.

Credit support and indemnification agreements- Discontinued Operations. Following the separation of GE Vernova, we also have performance obligations related to GE Vernova nuclear decommissioning with a maximum aggregate exposure of $633 million for which we are fully indemnified. Also, under the SDA, TSA and TMA agreements we have obligations to indemnify GE Vernova for costs of certain environmental matters and tax matters of $35 million, which are fully reserved.

We also have specific indemnities related to the spin-off or disposal of GE's other legacy businesses for which the aggregate maximum potential exposure is $450 million and the aggregated related reserves are $78 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $511 million and $595 million as of June 30, 2026 and December 31, 2025.

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

Shareholder and related lawsuits. Since February 2018, multiple shareholder derivative lawsuits were filed against current and former GE executive officers and members of GE’s Board of Directors and GE (as nominal defendant). These lawsuits have alleged violations of securities laws, breaches of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control and gross mismanagement, although the specific matters underlying the allegations in the lawsuits have varied. Two shareholder derivative lawsuits had been pending: the Lindsey and Priest/Tola cases, which were filed in New York state court. The allegations in these two cases relate to substantially the same facts as those underlying the Sjunde AP-Fonden case, which settled in April 2025. The plaintiffs seek unspecified damages and improvements in GE’s corporate governance and internal procedures. The Lindsey case had been stayed by agreement of the parties, and the court later dismissed it. GE filed a motion to dismiss the Priest/Tola complaint in March 2021. In August 2024, the plaintiffs in the Priest/Tola case filed an amended consolidated complaint asserting substantially the same claims as in the prior derivative actions, and the Company filed a motion to dismiss this amended complaint in October 2024. In July 2026, the court granted the Company’s motion to dismiss the Priest/Tola case with prejudice.

30 2026 2Q FORM 10-Q

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. For a number of years, we have observed an increase in the total number of lawsuits being brought against Bank BPH and other banks in Poland by current and former borrowers, and we expect this to continue in future reporting periods. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded an additional charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH was $1,814 million and $2,334 million as of June 30, 2026 and December 31, 2025, respectively. This estimate accounts for the costs associated with borrowers who we estimate will participate in the settlement program, as well as estimates for the results of litigation with other borrowers, which in either case can exceed the value of the current loan balance, and represents our best estimate of the total losses we expect to incur over time informed by experience since adopting the program. However, there are a number of factors that could affect the estimate in the future, refer to the disclosure about Bank BPH in our Annual Report on Form 10-K for the year ended December 31, 2025.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations involve or have involved the use, disposal and cleanup of substances regulated under environmental protection laws, including activities for a variety of matters related to GE businesses that have been discontinued or exited. We record reserves for obligations for ongoing and future environmental remediation activities, such as the Housatonic River cleanup, and for additional liabilities we expect to incur in connection with previously remediated sites, such as natural resource damages for the Hudson River where GE completed dredging in 2019. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged exposure by workers and others to asbestos, polychlorinated biphenyls (PCBs) or other hazardous materials. Liabilities for environmental remediation and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued due to uncertainties about the status of laws, regulations, technology and information related to individual sites and worker exposure lawsuits. Total reserves related to environmental remediation and worker exposure claims were $2,190 million and $2,129 million as of June 30, 2026 and December 31, 2025, respectively.

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

EQUIPMENT & SERVICES REVENUE
Three months ended June 30	2026			2025
	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$2,297	$7,434	$9,731	$1,765	$5,881	$7,646
Defense & Propulsion Technologies	1,744	1,699	3,443	1,469	1,509	2,978
Total segment revenue	$4,041	$9,133	$13,174	$3,234	$7,390	$10,624

Six months ended June 30	2026			2025
	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$4,399	$14,251	$18,650	$3,514	$10,796	$14,309
Defense & Propulsion Technologies	3,350	3,307	6,657	2,692	2,984	5,676
Total segment revenue	$7,749	$17,558	$25,307	$6,206	$13,780	$19,986

2026 2Q FORM 10-Q 31

EXPENSES, PROFIT AND INCOME	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
Commercial Engines & Services
Cost of revenue	$6,398	$4,925	$12,288	$9,140
Selling, general and administrative expenses	507	423	1,004	832
Research and development	386	297	735	583
Other segment expenses (income)(a)	(218)	(207)	(389)	(363)
Total Commercial Engines & Services expenses	7,074	5,438	13,638	10,192
Defense & Propulsion Technologies
Cost of revenue	2,580	2,244	5,018	4,296
Selling, general and administrative expenses	307	271	626	530
Research and development	88	72	174	144
Other segment expenses (income)(a)	(6)	(12)	(15)	(23)
Total Defense & Propulsion Technologies expenses	2,968	2,575	5,802	4,948

Commercial Engines & Services	2,657	2,208	5,012	4,118
Defense & Propulsion Technologies	475	403	855	729
Total segment profit (loss)	3,132	2,611	5,867	4,846
Corporate & Other	(280)	(254)	(780)	(230)
Interest and other financial charges	(215)	(158)	(444)	(368)
Non-operating benefit income (cost)	177	197	354	398
Benefit (provision) for income taxes	(407)	(388)	(658)	(671)
Net income (loss) from continuing operations attributable to common shareholders	2,408	2,008	4,338	3,975
Net income (loss) from discontinued operations attributable to common shareholders	(38)	21	(65)	31
Net income (loss) attributable to common shareholders	$2,370	$2,028	$4,273	$4,006
(a) Other segment expenses (income) primarily includes equity method income, interest income and licensing and royalty income.

REMAINING PERFORMANCE OBLIGATION. As of June 30, 2026, the aggregate amount of the contracted revenue allocated to our unsatisfied (or partially unsatisfied) performance obligations was $210,790 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $32,085 million, of which 32%, 54% and 91% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $178,705 million, of which 12%, 40%, 66% and 82% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

EXHIBITS

10(a). GE 2022 Long-Term Incentive Plan, as amended and restated, effective May 5, 2026.*
10(b). Form of Agreement for Restricted Stock Unit Grants to Directors under the General Electric Company 2022 Long-Term Incentive Plan, as of May 2026.*
11. Computation of Per Share Earnings. Data is provided in Note 17 of this Report.*
31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
32. Certification Pursuant to 18 U.S.C. Section 1350.*
101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Operations for the three and six months ended June 30, 2026 and 2025, (ii) Statement of Financial Position at June 30, 2026 and December 31, 2025, (iii) Statement of Cash Flows for the six months ended June 30, 2026 and 2025, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025, (v) Statement of Changes in Shareholders' Equity for the three and six months ended June 30, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed electronically herewith

32 2026 2Q FORM 10-Q

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	14-32
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10, 28-29
Item 4.	Controls and Procedures	13
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	30-31
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	Not applicable
Item 6.	Exhibits	32
Signatures		33
(a) For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 16, 2026	/s/ Robert Giglietti
Date	Robert Giglietti Vice President - Chief Accounting Officer, Controller and Treasurer Principal Accounting Officer
2026 2Q FORM 10-Q 33