Form 10-Q
period 2026-09-30
GENERAL ELECTRIC CO
filed 2026-10-20
CIK 40545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 1,033,351,921 shares of common stock with a par value of $0.01 per share outstanding at September 30, 2026.

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
•global economic trends, competition and geopolitical risks, including evolving impacts from tariffs, sanctions or other trade tensions between the U.S. and other countries, or demand or supply shocks from events such as a major terrorist attack, war (including the conflict in the Middle East), natural disasters or actual or threatened public health pandemics or other emergencies;
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
•our success in executing acquisitions and other planned and potential transactions, including the timing for such transactions, the ability to satisfy regulatory requirements or any applicable pre-conditions, business integrations and the expected benefits;
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

2026 3Q FORM 10-Q 3

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

BUSINESS OVERVIEW AND ENVIRONMENT. As a global aerospace company, our worldwide operations can be affected by industrial, economic, and political factors on both a regional and global level. Demand for our equipment and services is demonstrated by our backlog of engine and services orders on our growing installed base, and tends to follow commercial air travel and freight demand and government funding for defense budgets. We expect a significant ramp in our delivery of engine units and services for newer product platforms in the years ahead to meet this demand. Refer to the Segment Operations sections for Commercial Engines & Services (CES) and Defense & Propulsion Technologies (DPT) below for additional detail about these dynamics for our commercial and defense businesses, respectively.

We are investing in our manufacturing facilities, overhaul facilities and our supply chain, both internally and through business acquisitions, to increase production and strengthen yield in order to improve delivery to our customers. We are leveraging FLIGHT DECK and partnering with suppliers to improve material input while also proactively managing the impact of inflationary pressure by driving cost productivity and adjusting the pricing of our products and services. We expect the impact of supply chain constraints to continue to impact our production and delivery to customers and expect inflationary trends to persist. However, through FLIGHT DECK and the engagement with our suppliers, we are taking actions to mitigate these impacts and our aftermarket output and engine deliveries have continued to improve quarter over quarter.

We support efforts to revitalize domestic manufacturing and are planning to invest $1 billion in U.S. manufacturing and hire 5,000 U.S. workers in 2026, including both engineering and manufacturing roles. At the same time, we support promoting free and fair trade that ensures the continued strength of the U.S. aerospace industry.

In a further effort to support and expand our capacity and accelerate new engine technology, during the third quarter of 2026, GE Aerospace signed an agreement to acquire Consolidated Precision Products (CPP), a leading manufacturer of highly engineered castings and sub-assemblies primarily for the commercial aerospace and defense markets, with a purchase price of $11.75 billion. We plan to fund the acquisition with approximately $7 billion in cash and the remainder in new debt. This transaction is expected to close in the second half of 2027 and will be subject to regulatory approvals and other customary closing conditions.

As we operate in a highly dynamic tariff environment, we remain focused on delivering our products and services to our customers. Given our global business, tariffs result in additional cost for us and our suppliers. In 2025, the U.S. established a zero-for-zero tariff agreement on aerospace equipment with the EU, UK, Japan and Korea, establishing a mutual elimination of tariffs. In 2026, the Supreme Court ruled against tariffs imposed under the International Emergency Economic Powers Act (IEEPA). In the first nine months of 2026, GE Aerospace submitted refund requests and received a portion of previously paid IEEPA tariffs. We will continue to monitor recent developments on tariff policy and evaluate any changes to the applicability of tariffs to our business as they occur.

We are monitoring recent developments related to the conflict in the Middle East and the potential impact on the global economy and commercial aerospace industry, including lower utilization and increased prices, which can result in adverse effects on our airline customers. As a result, the impacts to our business may include lower volume related to shop visits, spare parts and spare engines and lower profitability of our long term contracts, as well as customer credit implications. We remain confident in our ability to navigate this with our young and diverse fleet, and we are also proactively taking action on costs. This did not result in a material impact on our operations in the nine months ended September 30, 2026.

4 2026 3Q FORM 10-Q

On January 15, 2026, we announced that our CES segment will expand to include the entire commercial engine lifecycle, including safety and quality, product management, engineering, supply chain, manufacturing and aftermarket services. In addition, our Aeroderivative business, previously reported in CES, has moved to our DPT segment. See Note 23 for further information.

CONSOLIDATED RESULTS

REVENUE	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Equipment revenue	$3,924	$3,163	$10,794	$8,659
Services revenue	9,361	8,143	26,739	21,798
Insurance revenue	833	875	2,326	2,681
Total revenue	$14,118	$12,181	$39,859	$33,138

For the three months ended September 30, 2026, total revenue increased $1.9 billion, or 16%, compared to the three months ended September 30, 2025. Equipment revenue increased, driven by increased engine deliveries and improved pricing. Services revenue increased due to growth in internal shop visit volume with heavier workscopes, higher spare parts volume and pricing.

For the nine months ended September 30, 2026, total revenue increased $6.7 billion, or 20%, compared to the nine months ended September 30, 2025. Equipment revenue increased, driven by increased engine deliveries and improved pricing. Services revenue increased due to growth in internal shop visit volume with heavier workscopes, higher spare parts volume and pricing.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE (EPS)	Three months ended September 30		Nine months ended September 30
(Per-share in dollars and diluted)	2026	2025	2026	2025
Net income (loss) from continuing operations attributable to common shareholders	$2,412	$2,174	$6,750	$6,149
Continuing EPS	$2.32	$2.04	$6.44	$5.73

For the three months ended September 30, 2026, net income from continuing operations increased $0.2 billion compared to the three months ended September 30, 2025, driven by an increase in segment profit of $0.5 billion, a decrease in Adjusted Corporate & Other operating costs* of $0.2 billion and an increase in gains (losses) on retained and sold ownership interests and other equity securities of $0.1 billion. The increase was partially offset by a decrease in Insurance profit of $0.6 billion. Adjusted net income* was $2.3 billion, an increase of $0.6 billion, due to an increase in segment profit of $0.5 billion and a decrease in Adjusted Corporate & Other operating costs* of $0.2 billion.
Profit was $2.8 billion, an increase of $0.3 billion and profit margin was 19.9%, a decrease of 80 basis points. Operating profit* was $3.0 billion, an increase of $0.7 billion and operating profit margin* was 22.5%, an increase of 220 basis points. Adjusted EPS* was $2.25, an increase of 36%.

For the nine months ended September 30, 2026, net income from continuing operations increased $0.6 billion compared to the nine months ended September 30, 2025, driven by an increase in segment profit of $1.6 billion, partially offset by decrease in Insurance profit of $0.6 billion, an increase in Adjusted Corporate & Other operating costs* of $0.1 billion, a decrease in gains (losses) on retained and sold ownership interests and other equity securities of $0.1 billion and an increase in interest and other financial charges of $0.1 billion. Adjusted net income* was $6.4 billion, an increase of $1.3 billion, due to an increase in segment profit of $1.6 billion, partially offset by an increase in Adjusted Corporate & Other operating costs* of $0.1 billion and an increase in interest and other financial charges of $0.1 billion.
Profit was $7.8 billion, an increase of $0.7 billion and profit margin was 19.6%, a decrease of 200 basis points. Operating profit* was $8.3 billion, an increase of $1.5 billion and operating profit margin* was 22.0%, a decrease of 30 basis points. Adjusted EPS* was $6.13, an increase of 28%.

Remaining performance obligation (RPO) is unfilled customer orders for products and product services (expected life of contract sales for product services) excluding any purchase order that provides the customer with the ability to cancel or terminate without incurring a substantive penalty. See Note 23 for further information.

RPO	September 30, 2026	December 31, 2025
Equipment	$33,337	$27,534
Services	178,747	163,029
Total RPO	$212,084	$190,564

As of September 30, 2026, RPO increased $21.5 billion, or 11%, from December 31, 2025, primarily at CES, as a result of commercial actions and increases to existing long-term service agreements, and at DPT, driven by Defense & Systems equipment orders outpacing revenue recognized.

*Non-GAAP Financial Measure
2026 3Q FORM 10-Q 5

SEGMENT OPERATIONS
COMMERCIAL ENGINES & SERVICES. We are in frequent communication with our airline, airframe and maintenance, repair and overhaul (MRO) customers about the outlook for commercial air travel, new aircraft production, fleet retirements and after-market services, including shop visit and spare parts demand. In the first nine months of 2026, there was a strong demand for engines and services, while commercial air travel departures were slightly up.

In the nine months ended September 30, 2026, we announced significant new deals with several major customers. United Airlines and Delta Airlines selected our GENx engines to power their widebody Boeing 787 Dreamliner orders. American Airlines and Copa Airlines selected LEAP engines for their narrowbody orders. Ryanair signed a long-term material services agreement to support their entire fleet of about 2,000 CFM56 and LEAP engines powering its Boeing 737 aircraft. IndiGo agreed to a historical Memorandum of Understanding (MOU) for more than 1,000 LEAP-1A engines, the largest LEAP agreement, to power its Airbus A320neo aircraft. We also announced an agreement with Turkish Airlines for up to 300 LEAP-1B engines to power its 737MAX fleet.

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

These investments combined with improved material availability contributed to internal shop visit revenue growth of 23% in the first nine months of 2026, and total engine deliveries and LEAP engine deliveries increases of 25% and 26%, respectively. In the three months ended September 30, 2026, we delivered GE9X engines with the upgraded midseal, for which the financial impact from these shipments will be recognized post certification from the Federal Aviation Administration (FAA).

Total engineering investments, both company and partner-funded, increased compared to prior year, and we continue to improve our products and advance our future of flight priorities. We recently completed the certification for the LEAP 1-B durability kit, including the upgraded HPT blade, which is expected to deliver approximately double time-on-wing for that engine. And for future of flight, during the first nine months of 2026, together with the Civil Aviation Authority of Singapore and Airbus, we established the world’s first airport test bed for RISE technologies, focused on Open Fan. In addition, alongside the National Aeronautics and Space Administration (NASA), BETA Technologies and Boeing, we achieved the first high-altitude hybrid electric flight.

Sales in units, except where noted	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Commercial Engines	690	641	1,989	1,592
LEAP Engines(a)	535	511	1,565	1,240
Internal shop visit revenue growth %	12%	33%	23%	22%
(a) LEAP engines, which are in a significant production ramp, are a subset of Commercial Engines.

SEGMENT REVENUE AND PROFIT	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Equipment	$2,607	$1,892	$7,006	$5,406
Services	7,735	6,629	21,986	17,424
Total segment revenue	$10,342	$8,521	$28,992	$22,830

Segment profit	$2,887	$2,384	$7,899	$6,501
Segment profit margin	27.9%	28.0%	27.2%	28.5%

For the three months ended September 30, 2026, revenue was up $1.8 billion, or 21%, and profit was up $0.5 billion, or 21%, compared to the three months ended September 30, 2025.
Revenue increased due to growth in internal shop visit volume with heavier workscope, increased spare parts volume, increased engine deliveries and pricing.
Profit increased primarily due to higher internal shop visit volume and heavier workscope, increased spare parts volume and price. These increases were partially offset by mix, higher growth investment and inflation.

For the nine months ended September 30, 2026, revenue was up $6.2 billion, or 27%, and profit was up $1.4 billion, or 21%, compared to the nine months ended September 30, 2025.
Revenue increased due to growth in internal shop visit volume with heavier workscope, increased spare parts volume, increased engine deliveries and pricing.
Profit increased primarily due to higher internal shop visit volume and heavier workscope, increased spare parts volume, price and a lower unfavorable change in estimated profitability on long-term service agreements, primarily driven by the absence of charges. In the first nine months of 2026, we recorded an unfavorable change in estimated profitability on long-term service agreements of $0.1 billion, including a $0.1 billion reversal of a majority of the tariff-related charge in the first quarter of 2025. These increases were partially offset by the impact of higher install engine deliveries, higher growth investment and inflation.

6 2026 3Q FORM 10-Q

RPO	September 30, 2026	December 31, 2025
Equipment	$10,201	$9,773
Services	170,227	154,712
Total RPO	$180,428	$164,485

As of September 30, 2026, RPO increased $15.9 billion, or 10%, from December 31, 2025, as a result of commercial actions and increases to existing long-term service agreements.

DEFENSE & PROPULSION TECHNOLOGIES. Our results in the third quarter of 2026 reflect domestic and international government defense departments’ focus on modernizing and scaling their forces while maintaining flight operations, driving services demand. A key underlying driver of our business is government funding, as most of the revenue in Defense & Systems is derived from funding that flows through the U.S. Department of War budget or equivalent international budgets. Defense & Systems engine deliveries showed progress in the first nine months of 2026, increasing 11%, supported by improved material supply.

In the nine months ended September 30, 2026, GE Aerospace was awarded a NAVAIR contract to supply T408-GE-400 engines for the U.S. Marine Corps' Sikorsky CH-53K King Stallion helicopter. We announced a contract award from Turkish Aerospace Industries (TAI) to continue integrating the GE Aerospace F404 engine into Türkiye's jet trainer Hurjet. Defense was also awarded a five-year contract to provide ongoing support for the F414 engines powering U.S. Navy's F/A-18 and EA-18G fleets.

Sales in units	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Defense & Systems engines(a)	202	195	586	530
(a) Includes Defense and Aeroderivative units.

SEGMENT REVENUE AND PROFIT	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Defense & Systems (D&S)	$2,259	$2,153	$6,561	$5,960
Propulsion & Additive Technologies (P&AT)	1,210	1,098	3,564	2,967
Total segment revenue	$3,469	$3,251	$10,126	$8,927

Equipment	$1,754	$1,665	$5,103	$4,357
Services	1,715	1,586	5,022	4,570
Total segment revenue	$3,469	$3,251	$10,126	$8,927

Segment profit	$475	$440	$1,329	$1,169
Segment profit margin	13.7%	13.5%	13.1%	13.1%

For the three months ended September 30, 2026, revenue was up $0.2 billion, or 7%, and profit was up less than $0.1 billion, or 8%, compared to the three months ended September 30, 2025.
D&S and P&AT revenue increased primarily due to increased volume and price, including higher engine deliveries in D&S.
Profit increased primarily due to volume and price, partially offset by mix and inflation.

For the nine months ended September 30, 2026, revenue was up $1.2 billion, or 13%, and profit was up $0.2 billion, or 14%, compared to the nine months ended September 30, 2025.
D&S and P&AT revenue increased primarily due to increased volume and price, including higher engine deliveries in D&S.
Profit increased primarily due to volume and price, partially offset by incremental investments to support next-generation products, inflation and mix.

RPO	September 30, 2026	December 31, 2025
Equipment	$23,137	$17,762
Services	8,294	8,094
Total RPO	$31,431	$25,856

As of September 30, 2026, RPO increased $5.6 billion, or 22%, from December 31, 2025, primarily due to increases in equipment from orders outpacing revenue recognized.

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
2026 3Q FORM 10-Q 7

REVENUE AND OPERATING PROFIT (COST)	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Insurance revenue (Note 12)	$833	$875	$2,326	$2,681
Eliminations and other	(526)	(466)	(1,585)	(1,300)
Corporate & Other revenue	$307	$409	$741	$1,381
Gains (losses) on purchases and sales of business interests	—	3	24	3
Gains (losses) on retained and sold ownership interests and other equity securities	117	8	(127)	18
Restructuring and other charges (Note 19)	28	(22)	(22)	(49)
Separation costs (Note 19)	(3)	(53)	(93)	(150)
Insurance profit (loss) (Note 12)	(210)	361	91	714
U.S. tax equity profit (loss)	(70)	(52)	(199)	(157)
Adjusted Corporate & Other operating costs (Non-GAAP)	(373)	(525)	(966)	(887)
Corporate & Other operating profit (cost) (GAAP)	$(511)	$(279)	$(1,291)	$(509)
Less: gains (losses), impairments, Insurance, and restructuring & other	(137)	246	(325)	379
Adjusted Corporate & Other operating costs (Non-GAAP)	$(373)	$(525)	$(966)	$(887)

Corporate & Other profit (costs)	(217)	(381)	(462)	(487)
Eliminations	(156)	(144)	(504)	(400)
Adjusted Corporate & Other operating costs (Non-GAAP)	$(373)	$(525)	$(966)	$(887)

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

For the three months ended, September 30, 2026, revenue decreased by $0.1 billion compared to the three months ended September 30, 2025, primarily due to lower run-off insurance operations revenue and higher intercompany eliminations. Corporate & Other operating cost increased by $0.2 billion due to $0.6 billion of higher insurance losses partially offset by $0.2 billion of lower Adjusted Corporate & Other operating costs,* $0.1 billion of higher gains on retained and sold ownership interests and other equity securities, and $0.1 billion of lower restructuring and separation costs.
Adjusted Corporate & Other operating costs* decreased by $0.2 billion due to lower functional costs and lower EHS costs.

For the nine months ended, September 30, 2026, revenue decreased by $0.6 billion compared to the nine months ended September 30, 2025, primarily due to lower run-off insurance operations revenue and higher intercompany eliminations. Corporate & Other operating cost increased by $0.8 billion, primarily due to $0.6 billion of lower run-off insurance operations profit, $0.1 billion of higher losses on retained and sold ownership interests and other equity securities, and $0.1 billion of higher Adjusted Corporate & Other operating costs*.
Adjusted Corporate & Other operating costs* increased by $0.1 billion due to higher intercompany profit eliminations.

OTHER CONSOLIDATED INFORMATION
RESTRUCTURING AND SEPARATION COSTS. Significant, higher-cost restructuring programs, primarily related to the separations, are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges for Corporate. In addition, we incur costs associated with separation activities, which are also excluded from measurement of segment operating performance for internal and external purposes. We have completed separation activities, including the transition services agreement with GE Vernova, and expect an insignificant amount of costs for the remainder of 2026. See Note 19 for further information on restructuring and separation costs.

INTEREST AND OTHER FINANCIAL CHARGES were $0.2 billion for both the three months ended September 30, 2026 and 2025, and $0.7 billion and $0.6 billion for the nine months ended September 30, 2026 and 2025, respectively. The primary components of interest and other financial charges are interest on short-term and long-term borrowings and interest on tax deficiencies.

POSTRETIREMENT BENEFIT PLANS. Refer to Note 13 for information about our pension and retiree benefit plans.

INCOME TAXES. For the three months ended September 30, 2026, the effective income tax rate was 13.7% which is consistent with the 13.7% for the three months ended September 30, 2025. The effective tax rate in the current period was impacted by lower tax benefits from business tax credits, which was offset by higher tax benefits related to global activities, including the impact of the One Big Beautiful Bill Act (OBBBA).

*Non-GAAP Financial Measure
8 2026 3Q FORM 10-Q

For the three months ended September 30, 2026, the adjusted effective income tax rate* was 15.2% compared to 15.0% for the three months ended September 30, 2025. The increase in the adjusted effective tax rate* was primarily attributable to lower tax benefits from business tax credits, partially offset by higher tax benefits related to global activities, including the impact of the OBBBA.

For the nine months ended September 30, 2026, the effective income tax rate was 13.4% compared to 14.2% for the nine months ended September 30, 2025. The decrease in the effective tax rate was primarily attributable to higher tax benefits related to global activities, including the impact of the OBBBA, partially offset by lower tax benefits from business tax credits.

For the nine months ended September 30, 2026, the adjusted effective income tax rate* was 15.6% compared to 17.1% for the nine months ended September 30, 2025. The decrease in the adjusted effective tax rate* was primarily attributable to higher tax benefits related to global activities, including the impact of the OBBBA, partially offset by lower tax benefits from business tax credits.

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

CONSOLIDATED LIQUIDITY. Our primary sources of liquidity consist of cash, cash equivalents, time deposits with maturities greater than three months, free cash flow* from our operating businesses, and access to capital markets. If needed, we can also draw from short-term borrowing facilities, including revolving credit facilities. Cash generation can be subject to variability based on many factors, including receipt of down payments on large equipment orders, timing of billings on long-term contracts, timing of customer allowances and market conditions. At September 30, 2026, our sources of liquidity of $10.3 billion included cash, cash equivalents and restricted cash of $8.8 billion and time deposits with maturities greater than three months classified as All other current assets of $1.5 billion. Of these amounts, $6.6 billion was held in the U.S. and $3.7 billion was held outside the U.S.

Cash held outside the U.S. has generally been reinvested in active foreign business operations; however, substantially all of our unrepatriated income has been subject to U.S. federal tax and, if there is a change in reinvestment, we would expect to be able to repatriate available cash (excluding amounts held in countries with currency controls) without significant tax cost.

Cash, cash equivalents and restricted cash at September 30, 2026 included $0.5 billion of cash held in countries with currency control restrictions, which may restrict the transfer of funds to the U.S. or limit our ability to transfer funds to the U.S. without incurring substantial costs. Excluded from cash, cash equivalents and restricted cash is $0.8 billion of cash in our run-off insurance operations, which is classified as All other assets in the Statement of Financial Position, and $0.7 billion of cash in our discontinued operations held by Bank BPH (see Note 2).

Under the current authorization, we repurchased 11.9 million shares for $4.0 billion in 2026, including repurchases of 5.9 million shares for $2.1 billion using accelerated share repurchases as a mechanism to achieve planned repurchase volumes within a quarter during closed windows.

During the third quarter of 2026, the Company announced that it signed an agreement to acquire CPP for $11.75 billion. We plan to fund the acquisition with approximately $7 billion in cash and the remainder in new debt. The transaction is expected to close in the second half of 2027 and will be subject to regulatory approvals and other customary closing conditions.

BORROWINGS. Consolidated total borrowings were $19.3 billion and $20.5 billion at September 30, 2026 and December 31, 2025, respectively. The decrease of $1.2 billion is primarily due to maturities and changes in foreign currency exchange rates, partially offset by $0.5 billion issued under the Company's new commercial paper program. We started the new commercial paper program in lieu of issuing long term debt to help diversify our funding sources. The Company also holds a five-year unsecured revolving credit facility, maturing in 2029, in an aggregate committed amount of $3.0 billion, with zero outstanding at September 30, 2026.

*Non-GAAP Financial Measure
2026 3Q FORM 10-Q 9

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

Our unused back-up revolving syndicated credit facility contains a customary net debt-to-EBITDA financial covenant, which we satisfied at September 30, 2026.

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

Cash from operating activities was $7.3 billion for the nine months ended September 30, 2026, an increase of $0.9 billion compared to 2025, primarily due to: an increase in net income (after adjusting for depreciation of property, plant, and equipment, and amortization of intangible assets) driven by all segments, an increase in sales discounts and allowances, partially offset by higher working capital growth.

Cash from sales discounts and allowances was $1.6 billion for the nine months ended September 30, 2026, an increase of $1.0 billion compared to 2025, primarily due to increases in allowances on new engine installs and spare parts in CES.

The cash impact from changes in working capital was $(1.8) billion for the nine months ended September 30, 2026, an increase in cash used of $(0.9) billion compared to 2025, due to: current receivables of $(1.1) billion, driven by higher volume, partially offset by higher collections primarily in CES; current contract assets, contract liabilities and current deferred income of $(0.5) billion, driven by higher revenue recognition and a lower unfavorable change in estimated profitability on long-term service agreements, primarily driven by the absence of charges, including a $0.1 billion reversal of a majority of the tariff-related charge from the first quarter of 2025, partially offset by higher billings; and accounts payable of $(0.6) billion, driven by higher disbursements partially offset by higher volume. These increases were partially offset by inventories, including deferred inventory, of $0.8 billion, driven by higher output and lower tariffs, partially offset by higher material input; and progress collections of $0.4 billion, driven by higher collections primarily in CES.

The components of All other operating activities included:

Nine months ended September 30	2026	2025
Increase (decrease) in employee benefit liabilities	$(55)	$252
Net restructuring and other charges/(cash expenditures)	(23)	(36)
Other deferred assets	(138)	127
Other	117	(162)
All other operating activities	$(100)	$180

Cash used for investing activities was $(2.9) billion for the nine months ended September 30, 2026, an increase of $1.6 billion compared to 2025, primarily due to purchases of time deposits with maturities greater than three months of $1.5 billion (a component of all other investing activities). Cash used for additions to property, plant and equipment and internal-use software net of dispositions (components of free cash flow*) was $0.8 billion and $0.8 billion for the nine months ended September 30, 2026 and 2025, respectively.

Cash used for financing activities was $(8.5) billion for the nine months ended September 30, 2026, an increase of $2.6 billion compared to 2025, primarily due to: lower long-term debt issuance of $2.0 billion, higher treasury share repurchases of $1.0 billion and higher dividends paid to shareholders of $0.3 billion, partially offset by commercial paper issuance of $0.5 billion in 2026.

*Non-GAAP Financial Measure
10 2026 3Q FORM 10-Q

CRITICAL ACCOUNTING ESTIMATES. Please refer to the Critical Accounting Estimates and Other Items sections within MD&A and Note 1 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our accounting policies and critical accounting estimates.

OTHER ITEMS
INSURANCE. Our 2026 annual review of future policy benefit reserves cash flow assumptions resulted in an increase in net future policy benefit reserves, after reinsurance recoverables and a pre-tax charge to earnings of $328 million ($259 million, after-tax), primarily related to claims experience and long-term care cost of care inflation, partially offset by premium rate increases. The sensitivities with respect to the impact of changes of key cash flow assumptions underlying our future policy benefit reserves included in our Annual Report on Form 10-K for the year ended December 31, 2025, have not materially changed. See Capital Resources and Liquidity and Notes 3 and 12 for further information related to our run-off insurance operations.

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
2026 3Q FORM 10-Q 11

ADJUSTED REVENUE, OPERATING PROFIT AND PROFIT MARGIN (NON-GAAP)	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Total revenue (GAAP)	$14,118	$12,181	$39,859	$33,138
Less: Insurance revenue (Note 12)	833	875	2,326	2,681
Adjusted revenue (Non-GAAP)	$13,285	$11,305	$37,533	$30,457

Total costs and expenses (GAAP)	$11,745	$9,951	$32,784	$26,874
Less: Insurance cost and expenses (Note 12)	1,043	514	2,235	1,967
Less: U.S. tax equity cost and expenses	4	5	12	15
Less: interest and other financial charges(a)	231	225	675	593
Less: non-operating benefit cost (income)	(178)	(198)	(531)	(596)
Less: restructuring & other(a)	23	22	74	49
Less: separation costs(a)	3	53	93	150
Add: noncontrolling interests	8	(3)	11	(16)
Adjusted costs (Non-GAAP)	$10,627	$9,328	$30,238	$24,681

Other income (loss) (GAAP)	$432	$285	$730	$885
Less: U.S. tax equity	(66)	(48)	(187)	(142)
Less: gains (losses) on retained and sold ownership interests and other equity securities(a)	117	8	(127)	18
Less: gains (losses) on purchases and sales of business interests(a)	—	3	24	3
Less: restructuring & other(a)	52	—	52	—
Adjusted other income (loss) (Non-GAAP)	$330	$322	$968	$1,007

Profit (loss) (GAAP)	$2,805	$2,515	$7,804	$7,149
Profit (loss) margin (GAAP)	19.9%	20.7%	19.6%	21.6%

Operating profit (loss) (Non-GAAP)	$2,988	$2,299	$8,262	$6,783
Operating profit (loss) margin (Non-GAAP)	22.5%	20.3%	22.0%	22.3%

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

*Non-GAAP Financial Measure
12 2026 3Q FORM 10-Q

ADJUSTED NET INCOME (LOSS) AND ADJUSTED EFFECTIVE INCOME TAX RATE (NON-GAAP)	Three months ended September 30				Nine months ended September 30
	2026		2025		2026		2025
(Diluted, per-share amounts in dollars)	Income	EPS	Income	EPS	Income	EPS	Income	EPS
Net income (loss) from continuing operations (GAAP) (Note 17)	$2,412	$2.32	$2,170	$2.04	$6,750	$6.44	$6,143	$5.73
Insurance net income (loss) (pre-tax)	(210)	(0.20)	363	0.34	96	0.09	720	0.67
Tax effect on Insurance net income (loss)(a)	8	0.01	(77)	(0.07)	(57)	(0.05)	(85)	(0.08)
Less: Insurance net income (loss) (net of tax) (Note 12)	(202)	(0.19)	287	0.27	39	0.04	635	0.59
U.S. tax equity net income (loss) (pre-tax)	(78)	(0.07)	(60)	(0.06)	(221)	(0.21)	(181)	(0.17)
Tax effect on U.S. tax equity net income (loss)	88	0.08	71	0.07	249	0.24	212	0.20
Less: U.S. tax equity net income (loss) (net of tax)	10	0.01	11	0.01	28	0.03	31	0.03
Non-operating benefit (cost) income (pre-tax) (GAAP)	178	0.17	198	0.19	531	0.51	596	0.56
Tax effect on non-operating benefit (cost) income	(37)	(0.04)	(42)	(0.04)	(112)	(0.11)	(125)	(0.12)
Less: Non-operating benefit (cost) income (net of tax)	140	0.13	157	0.15	420	0.40	471	0.44
Gains (losses) on purchases and sales of business interests (pre-tax)(b)	—	—	3	—	24	0.02	3	—
Tax effect on gains (losses) on purchases and sales of business interests	—	—	(1)	—	—	—	2	—
Less: Gains (losses) on purchases and sales of business interests (net of tax)	—	—	2	—	24	0.02	5	—
Gains (losses) on retained and sold ownership interests and other equity securities (pre-tax)(b)	117	0.11	8	0.01	(127)	(0.12)	18	0.02
Tax effect on gains (losses) on retained and sold ownership interests and other equity securities(a)(c)	(25)	(0.02)	(1)	—	27	0.03	—	—
Less: Gains (losses) on retained and sold ownership interests and other equity securities (net of tax)	92	0.09	8	0.01	(100)	(0.10)	18	0.02
Restructuring & other (pre-tax)(b)	28	0.03	(22)	(0.02)	(22)	(0.02)	(49)	(0.05)
Tax effect on restructuring & other	3	—	5	—	14	0.01	10	0.01
Less: Restructuring & other (net of tax)	31	0.03	(17)	(0.02)	(9)	(0.01)	(39)	(0.04)
Separation costs (pre-tax)(b)	(4)	—	(53)	(0.05)	(95)	(0.09)	(150)	(0.14)
Tax effect on separation costs	1	—	11	0.01	20	0.02	31	0.03
Less: Separation costs (net of tax)	(3)	—	(42)	(0.04)	(75)	(0.07)	(119)	(0.11)
Adjusted net income (loss) (Non-GAAP)	$2,343	$2.25	$1,764	$1.66	$6,423	$6.13	$5,141	$4.80

Income from continuing operations before taxes (GAAP)	$2,805		$2,515		$7,804		$7,149
Less: Total adjustments above (pre-tax)	31		438		186		957
Adjusted income before taxes (Non-GAAP)	$2,774		$2,077		$7,619		$6,192

Provision (benefit) for income taxes (GAAP)	$385		$344		$1,044		$1,015
Less: Tax effect on adjustments above	(38)		33		(142)		(45)
Adjusted provision (benefit) for income taxes (Non-GAAP)	$423		$311		$1,185		$1,061

Effective income tax rate (GAAP)	13.7%		13.7%		13.4%		14.2%
Adjusted effective income tax rate (Non-GAAP)	15.2%		15.0%		15.6%		17.1%

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

*Non-GAAP Financial Measure
2026 3Q FORM 10-Q 13

FREE CASH FLOW (FCF) (NON-GAAP)	Nine months ended September 30
	2026	2025
Cash flows from operating activities (CFOA) (GAAP)	$7,329	$6,447
Add: gross additions to property, plant and equipment and internal-use software	(1,002)	(842)
Add: dispositions of property, plant and equipment	179	76
Less: separation cash expenditures	(143)	(202)
Less: Corporate & Other restructuring cash expenditures	(79)	(51)
Free cash flow (FCF) (Non-GAAP)	$6,728	$5,933

We believe investors may find it useful to compare free cash flow* performance without the effects of separation cash expenditures and Corporate & Other restructuring cash expenditures (associated with the separation-related program announced in the fourth quarter of 2022 and acquisition-related costs). In addition, we include dispositions of property, plant and equipment, including sale leaseback activity. We believe this measure will better allow management and investors to evaluate the capacity of our operations to generate free cash flow*. We also use FCF* as a performance metric at the company level for our annual executive incentive plan and performance stock units granted in 2026.

CONTROLS AND PROCEDURES. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of September 30, 2026, and (ii) no change in internal control over financial reporting occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

OTHER FINANCIAL DATA
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS. In December 2025, the Board of Directors authorized up to $20 billion of common share repurchases through open market purchases or privately negotiated transactions, via various strategies, including accelerated share repurchases. We repurchased 5,008 thousand shares for $1,983 million during the three months ended September 30, 2026 under this authorization.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase authorizations	Approximate dollar value of shares that may yet be purchased under our $20 billion share repurchase authorization
(Shares in thousands)

2026
July	583	$351.06	583
August(a)	3,277	428.66	3,277
September	1,148	325.45	1,148
Total(a)	5,008	$395.97	5,008	$16,004
(a) The average price paid per share includes cash paid for the final settlement on shares purchased under the prior quarter accelerated share repurchase. The average share prices excluding this settlement are $374.45 and $360.49 for August and the third quarter, respectively. These adjusted share prices also exclude any future settlements on the current accelerated share repurchase.

*Non-GAAP Financial Measure
14 2026 3Q FORM 10-Q

STATEMENT OF OPERATIONS (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions; per-share amounts in dollars)	2026	2025	2026	2025
Sales of equipment	$3,924	$3,163	$10,794	$8,659
Sales of services	9,361	8,143	26,739	21,798
Insurance revenue (Note 12)	833	875	2,326	2,681
Total revenue	14,118	12,181	39,859	33,138

Cost of equipment sold	3,951	3,361	11,049	8,451
Cost of services sold	5,145	4,401	14,642	12,154
Selling, general and administrative expenses	1,114	1,195	3,330	3,091
Separation costs	3	53	93	150
Research and development	458	415	1,358	1,132
Interest and other financial charges	231	225	675	593
Insurance losses, annuity benefits and other costs (Note 12)	1,020	500	2,168	1,899
Non-operating benefit cost (income)	(178)	(198)	(531)	(596)
Total costs and expenses	11,745	9,951	32,784	26,874

Other income (loss) (Note 18)	432	285	730	885

Income (loss) from continuing operations before income taxes	2,805	2,515	7,804	7,149
Benefit (provision) for income taxes (Note 15)	(385)	(344)	(1,044)	(1,015)
Net income (loss) from continuing operations	2,420	2,171	6,761	6,133
Income (loss) from discontinued operations, net of taxes (Note 2)	(124)	(17)	(188)	14
Net income (loss)	2,296	2,154	6,573	6,147
Less net income (loss) attributable to noncontrolling interests	8	(3)	11	(16)
Net income (loss) attributable to the Company	2,288	2,157	6,562	6,163
Net income (loss) attributable to common shareholders	$2,288	$2,157	$6,562	$6,163

Earnings (loss) per share from continuing operations (Note 17)
Diluted earnings (loss) per share	$2.32	$2.04	$6.44	$5.73
Basic earnings (loss) per share	$2.33	$2.06	$6.49	$5.78

Net earnings (loss) per share (Note 17)
Diluted earnings (loss) per share	$2.20	$2.02	$6.27	$5.75
Basic earnings (loss) per share	$2.21	$2.04	$6.31	$5.79

2026 3Q FORM 10-Q 15

STATEMENT OF FINANCIAL POSITION (UNAUDITED)
(In millions, except share amounts)	September 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$8,764	$12,392
Current receivables (Note 4)	14,019	11,773
Inventories, including deferred inventory costs (Note 5)	12,743	11,868
Current contract assets (Note 8)	3,527	3,511
All other current assets (Note 9)	2,474	1,052
Current assets	41,528	40,596

Investment securities (Note 3)	35,949	38,788
Property, plant and equipment – net (Note 6)	8,333	7,987
Goodwill (Note 7)	8,967	9,060
Other intangible assets – net (Note 7)	4,030	4,225
Contract and other deferred assets (Note 8)	4,988	4,920
All other assets (Note 9)	15,262	15,277
Deferred income taxes (Note 15)	6,777	7,459
Assets of discontinued operations (Note 2)	1,361	1,855
Total assets	$127,195	$130,169

Short-term borrowings (Note 10)	$2,335	$1,686
Accounts payable (Note 11)	10,983	10,078
Progress collections (Note 8)	8,201	7,662
Contract liabilities and deferred income (Note 8)	10,342	10,333
Sales discounts and allowances (Note 14)	5,601	4,037
All other current liabilities (Note 14)	4,932	5,185
Current liabilities	42,395	38,980

Deferred income (Note 8)	976	1,065
Long-term borrowings (Note 10)	16,991	18,808
Insurance liabilities and annuity benefits (Note 12)	34,123	36,894
Non-current compensation and benefits	6,431	6,833
All other liabilities (Note 14)	7,433	7,276
Liabilities of discontinued operations (Note 2)	1,096	1,413
Total liabilities	109,444	111,271

Common stock (1,033,351,921 and 1,048,766,702 shares outstanding at September 30, 2026 and December 31, 2025, respectively) (Note 16)	15	15
Accumulated other comprehensive income (loss) – net attributable to the Company (Note 16)	(5,056)	(4,798)
Other capital	22,902	23,599
Retained earnings	92,755	87,663
Less common stock held in treasury	(93,093)	(87,801)
Total shareholders’ equity	17,522	18,677
Noncontrolling interests	228	221
Total equity	17,751	18,898
Total liabilities and equity	$127,195	$130,169

16 2026 3Q FORM 10-Q

STATEMENT OF CASH FLOWS (UNAUDITED)	Nine months ended September 30
(In millions)	2026	2025
Net income (loss)	$6,573	$6,147
Net (income) loss from discontinued operations activities	188	(14)
Adjustments to reconcile net income (loss) to cash from (used for) operating activities:
Depreciation and amortization of property, plant and equipment (Note 6)	679	643
Amortization of intangible assets (Note 7)	282	270
(Gains) losses on equity securities (Note 18)	7	(177)
Principal pension plans (benefit) cost (Note 13)	(439)	(488)
Principal pension plans employer contributions	(145)	(144)
Other postretirement benefit plans (net)	(199)	(194)
Provision (benefit) for income taxes	1,044	1,015
Cash recovered (paid) during the year for income taxes	(284)	(437)
Changes in operating working capital:
Decrease (increase) in current receivables	(2,351)	(1,270)
Decrease (increase) in inventories, including deferred inventory costs	(965)	(1,787)
Decrease (increase) in current contract assets	(22)	(116)
Increase (decrease) in contract liabilities and current deferred income	48	593
Increase (decrease) in progress collections	535	173
Increase (decrease) in accounts payable	916	1,498
Increase (decrease) in sales discounts and allowances (Note 14)	1,564	554
All other operating activities	(100)	180
Cash from (used for) operating activities – continuing operations	7,329	6,447
Cash from (used for) operating activities – discontinued operations	(159)	(191)
Cash from (used for) operating activities	7,170	6,256

Additions to property, plant and equipment and internal-use software	(1,002)	(842)
Dispositions of property, plant and equipment	179	76
Net cash from (payments for) principal businesses purchased	(1)	(360)
Net (purchases) dispositions of insurance investment securities	(289)	595
All other investing activities	(1,812)	(795)
Cash from (used for) investing activities – continuing operations	(2,924)	(1,326)
Cash from (used for) investing activities – discontinued operations	(169)	(131)
Cash from (used for) investing activities	(3,093)	(1,458)

Net increase (decrease) in borrowings (maturities of 90 days or less)	467	17
Newly issued debt (maturities longer than 90 days)	—	1,985
Repayments and other debt reductions (maturities longer than 90 days)	(1,274)	(1,304)
Dividends paid to shareholders	(1,362)	(1,071)
Purchases of common stock for treasury	(6,506)	(5,554)
All other financing activities	178	71
Cash from (used for) financing activities – continuing operations	(8,497)	(5,856)
Cash from (used for) financing activities – discontinued operations	—	—
Cash from (used for) financing activities	(8,497)	(5,856)
Effect of currency exchange rate changes on cash, cash equivalents and restricted cash	(79)	189
Increase (decrease) in cash, cash equivalents and restricted cash	(4,499)	(868)
Cash, cash equivalents and restricted cash at beginning of year	14,782	15,880
Cash, cash equivalents and restricted cash at September 30	10,283	15,012
Less cash, cash equivalents and restricted cash of discontinued operations at September 30	(735)	(1,171)
Cash, cash equivalents and restricted cash of continuing operations at September 30	$9,548	$13,841
2026 3Q FORM 10-Q 17

STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Net income (loss)	$2,296	$2,154	$6,573	$6,147
Less: net income (loss) attributable to noncontrolling interests	8	(3)	11	(16)
Net income (loss) attributable to the Company	$2,288	$2,157	$6,562	$6,163

Currency translation adjustments	7	(36)	9	(55)
Benefit plans	(107)	(119)	(283)	(446)
Investment securities and cash flow hedges	(1,877)	415	(2,234)	843
Long-duration insurance contracts	1,869	(584)	2,250	(828)
Other comprehensive income (loss) attributable to the Company	$(108)	$(324)	$(257)	$(486)

Comprehensive income (loss)	$2,188	$1,830	$6,315	$5,662
Less: comprehensive income (loss) attributable to noncontrolling interests	8	(3)	11	(16)
Comprehensive income (loss) attributable to the Company	$2,180	$1,833	$6,304	$5,677

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Common stock issued	$15	$15	$15	$15

Beginning balance	(4,948)	(4,024)	(4,798)	(3,861)
Currency translation adjustments	7	(36)	9	(55)
Benefit plans	(107)	(119)	(283)	(446)
Investment securities and cash flow hedges	(1,877)	415	(2,234)	843
Long-duration insurance contracts	1,869	(584)	2,250	(828)
Accumulated other comprehensive income (loss)	$(5,056)	$(4,347)	$(5,056)	$(4,347)
Beginning balance	23,074	23,839	23,599	24,266
Gains (losses) on treasury stock dispositions	(241)	(296)	(913)	(922)
Stock-based compensation	63	103	207	294
Other changes	6	—	9	6
Other capital	$22,902	$23,645	$22,902	$23,645
Beginning balance	90,953	83,726	87,663	80,488
Net income (loss) attributable to the Company	2,288	2,157	6,562	6,163
Dividends and other transactions with shareholders	(487)	(381)	(1,470)	(1,150)
Retained earnings	$92,755	$85,502	$92,755	$85,502
Beginning balance	(91,454)	(84,421)	(87,801)	(81,566)
Purchases	(1,821)	(1,807)	(6,261)	(5,524)
Dispositions	182	226	969	1,088
Common stock held in treasury	$(93,093)	$(86,002)	$(93,093)	$(86,002)

GE Aerospace shareholders' equity balance	17,522	18,812	17,522	18,812
Noncontrolling interests balance	228	209	228	209
Total equity balance at September 30	$17,751	$19,021	$17,751	$19,021

18 2026 3Q FORM 10-Q

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

We have continuing involvement with GE Vernova primarily through ongoing sales of products, a transition services agreement, through which GE Aerospace and GE Vernova provided certain services to each other following the separation until September 30, 2026 when this agreement was completed, a separation and distribution agreement, including performance and financial guarantees, a tax matters agreement and a trademark licensing agreement. For the nine months ended September 30, 2026, we had direct and indirect sales of $407 million to GE Vernova, primarily related to engine sales and parts. We collected net cash of $472 million related to the sales of engines and parts and the transition services agreement for the nine months ended September 30, 2026.

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. The estimate of total losses for borrower litigation at Bank BPH was $1,658 million and $2,334 million as of September 30, 2026 and December 31, 2025, respectively, with the decrease primarily driven by utilization. No incremental contributions from GE Aerospace were required during the nine months ended September 30, 2026. For further information about factors that are relevant to the estimate of total losses for borrower litigation at Bank BPH, see Note 22. Future changes or adverse developments could increase our estimate of total losses and potentially require future cash contributions to Bank BPH.

The Bank BPH financing receivable portfolio is recorded at the lower of cost or fair value, less cost to sell, which reflects market yields and estimates with respect to ongoing borrower litigation. At September 30, 2026, the total portfolio had no carrying value, net of a valuation allowance. Income (loss) related to ongoing borrower litigation was $(108) million in pre-tax charges for both the three and nine months ended September 30, 2026 and insignificant for both the three and nine months ended September 30, 2025.

2026 3Q FORM 10-Q 19

RESULTS OF DISCONTINUED OPERATIONS	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Total revenue	$—	$—	$—	$—
Cost of equipment and services sold	—	—	—	—
Other income, costs and expenses	(121)	(6)	(161)	—
Net income (loss) of discontinued operations before income taxes	(121)	(6)	(161)	—
Benefit (provision) for income taxes	(3)	(11)	(27)	10
Net income (loss) of discontinued operations, net of taxes	(124)	(17)	(188)	10

Gain (loss) on disposal before income taxes	—	—	—	4
Benefit (provision) for income taxes	—	—	—	—
Gain (loss) on disposal, net of taxes	—	—	—	4
Net income (loss) from discontinued operations, net of taxes	$(124)	$(17)	$(188)	$14

ASSETS AND LIABILITIES OF DISCONTINUED OPERATIONS	September 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash(a)	$735	$1,126
Current receivables	1	35
Property, plant and equipment - net	15	26
All other assets(a)	588	648
Deferred income taxes	22	21
Assets of discontinued operations(b)	$1,361	$1,855

Accounts payable	$14	$35
Non-current compensation and benefits	30	32
All other liabilities	1,051	1,347
Liabilities of discontinued operations(b)	$1,096	$1,413
(a) Included $732 million and $1,123 million of cash, cash equivalents and restricted cash, and $344 million and $385 million of investment securities consisting of Non-U.S. corporate debt in All other assets, both related to Bank BPH as of September 30, 2026 and December 31, 2025, respectively. The decrease in cash, cash equivalents and restricted cash was primarily driven by utilization.
(b) Included $976 million and $1,389 million of valuation allowances against financing receivables held for sale, related to estimated borrower litigation losses, and $682 million and $945 million in All other liabilities related to estimated borrower litigation losses for Bank BPH’s foreign currency-denominated mortgage portfolio as of September 30, 2026 and December 31, 2025, respectively. Accordingly, total estimated losses related to borrower litigation were $1,658 million and $2,334 million as of September 30, 2026 and December 31, 2025, respectively, with the decrease primarily driven by utilization. The valuation allowance completely offsets the financing receivables balance as of September 30, 2026 and December 31, 2025.

NOTE 3. INVESTMENT SECURITIES. Substantially all of our non-current investment securities are held within our run-off insurance operations and support the long-duration insurance liabilities. The portfolio includes debt securities, which substantially all are investment grade, and are classified as available-for-sale.

	September 30, 2026				December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Debt
U.S. corporate	$27,872	$142	$(3,541)	$24,473	$27,658	$825	$(1,969)	$26,513
Non-U.S. corporate	2,965	3	(424)	2,544	2,909	41	(242)	2,707
State and municipal	2,569	5	(326)	2,249	2,751	46	(192)	2,605
Mortgage and asset-backed	5,638	40	(190)	5,488	5,202	69	(121)	5,151
Government and agencies	677	—	(139)	539	1,015	4	(95)	924
Equity	657	—	—	657	887	—	—	887
Non-current investment securities	$40,378	$190	$(4,619)	$35,949	$40,422	$985	$(2,619)	$38,788

The amortized cost of debt securities excludes accrued interest of $508 million and $473 million at September 30, 2026 and December 31, 2025, respectively, which is reported in All other current assets.

The estimated fair value of non-current investment securities at September 30, 2026 decreased since December 31, 2025, primarily due to higher market yields and the mark-to-market effect on our equity interests partially offset by net purchases of debt/equity securities.

20 2026 3Q FORM 10-Q

Total estimated fair value of debt securities in an unrealized loss position were $27,289 million and $18,484 million, of which $12,568 million and $14,656 million had gross unrealized losses of $(3,686) million and $(2,525) million and have been in a loss position for 12 months or more at September 30, 2026 and December 31, 2025, respectively. The majority of our U.S. and non-U.S. corporate securities gross unrealized losses were in the consumer, electric, technology, communication and energy industries. The majority of our commercial mortgage-backed securities and asset-backed securities in an unrealized loss position have received investment-grade credit ratings from the major rating agencies. For our securities in an unrealized loss position, the losses are not indicative of credit losses, we currently do not intend to sell the investments, and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost basis.

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Net unrealized gains (losses) for equity securities with readily determinable fair value (RDFV)	$116	$9	$(129)	$19
Proceeds from debt/equity securities sales and redemptions	859	1,229	3,023	2,453
Gross realized gains on debt securities	11	11	42	21
Gross realized losses and impairments on debt securities	(15)	(12)	(54)	(29)

Contractual maturities of our debt securities (excluding mortgage and asset-backed securities) at September 30, 2026 are as follows:

	Amortized cost	Estimated fair value
Within one year	$665	$664
After one year through five years	2,834	2,843
After five years through ten years	5,700	5,555
After ten years	24,885	20,743
We expect actual maturities to differ from contractual maturities because borrowers have the right to call or prepay certain obligations.

The majority of our non-current investment securities are classified within Level 2, as their valuation is determined based on significant observable inputs. Investments with a fair value of $3,531 million and $3,222 million are classified within Level 3, as significant inputs to their valuation models are unobservable at September 30, 2026 and December 31, 2025, respectively. During the nine months ended September 30, 2026, $143 million was transferred out of Level 3 and there were no significant transfers into Level 3. During the nine months ended September 30, 2025, $1,246 million was transferred out of Level 3 related to increases in the observability of external information used in determining fair value in our run-off insurance operations and primarily included certain investments in private placement U.S. and non-U.S. corporate debt securities, and there were no significant transfers into Level 3.

In addition to the equity securities described above, we held $2,113 million and $1,911 million of equity securities without RDFV substantially all within our run-off insurance operations at September 30, 2026 and December 31, 2025, respectively, that are classified within All other assets in our Statement of Financial Position. Fair value adjustments, net of impairments, recorded in income were $51 million and $57 million and $122 million and $157 million for the three and nine months ended September 30, 2026 and 2025, respectively. These are primarily limited partnership investments in private equity, infrastructure and real estate funds that are measured at net asset value per share (or equivalent) as a practical expedient to estimated fair value and are excluded from the fair value hierarchy. These limited partnership investments are generally not eligible for redemption and generally cannot be sold without approval of the general partner. Distributions from each fund will be received as the underlying investments of the funds are liquidated at the discretion of the general partner. These investments are generally considered illiquid and our ability to receive the most recent net asset value in a sale would be determined by external market factors.

NOTE 4. CURRENT AND LONG-TERM RECEIVABLES

CURRENT RECEIVABLES	September 30, 2026	December 31, 2025
Customer receivables	$11,145	$9,269
Revenue sharing and other partner receivables(a)	1,727	1,322
Supplier advances	751	867
Non-income based tax receivables	177	165
Other sundry receivables	324	244
Allowance for credit losses	(105)	(94)
Total current receivables	$14,019	$11,773
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

2026 3Q FORM 10-Q 21

Sales of customer receivables. From time to time, the Company sells current or long-term receivables to third parties in response to customer-sponsored requests or programs to facilitate sales or for risk mitigation purposes. The Company sold current customer receivables to third parties and subsequently collected $77 million and $115 million during the nine months ended September 30, 2026 and 2025, respectively, related primarily to our participation in customer-sponsored supply chain finance programs. Within these programs, primarily in the Commercial Engines & Services (CES) segment, the Company has no continuing involvement; fees associated with the transferred receivables are covered by the customer and cash is received at the original invoice value and due date.

LONG-TERM RECEIVABLES	September 30, 2026	December 31, 2025
Long-term customer receivables(a)	$20	$173
Supplier advances	160	94
Sundry receivables	195	105
Allowance for credit losses(a)	(11)	(96)
Total long-term receivables	$364	$276
(a) The decrease was primarily driven by the write-off of allowance against uncollectible accounts.

NOTE 5. INVENTORIES, INCLUDING DEFERRED INVENTORY COSTS

	September 30, 2026	December 31, 2025
Raw materials and work in process	$9,793	$9,354
Finished goods	1,912	1,542
Deferred inventory costs(a)	1,039	972
Inventories, including deferred inventory costs	$12,743	$11,868
(a) Represents deferred labor and overhead costs on time and material service contracts and other costs of products and services for which the criteria for revenue recognition has not yet been met.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT AND OPERATING LEASES

	September 30, 2026	December 31, 2025
Original cost	$18,237	$17,388
Less accumulated depreciation and amortization	(11,005)	(10,419)
Right-of-use operating lease assets	1,101	1,018
Property, plant and equipment – net	$8,333	$7,987

DEPRECIATION AND AMORTIZATION EXPENSE	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Commercial Engines & Services	$167	$161	$498	$485
Defense & Propulsion Technologies	47	41	141	117
Corporate & Other	13	13	39	41
Total	$227	$214	$679	$643

Operating Lease Liabilities. Our current operating lease liabilities, included in All other current liabilities in our Statement of Financial Position, were $296 million and $280 million as of September 30, 2026 and December 31, 2025, respectively. Our non-current operating lease liabilities, included in All other liabilities in our Statement of Financial Position, were $825 million and $783 million as of September 30, 2026 and December 31, 2025, respectively. Expense on our operating lease portfolio, primarily from our long-term fixed leases, was $100 million and $97 million for the three months ended September 30, 2026 and 2025, respectively, and $262 million and $294 million for the nine months ended September 30, 2026 and 2025, respectively.

In the second quarter of 2026, as part of overall fleet management for one of our smaller engine programs with a diverse customer base, we entered into an agreement for the sale and leaseback of certain Company owned engines. We recognized sales proceeds of $125 million and $167 million and net income attributable to the Company of $50 million and $65 million for the three and nine months ended September 30, 2026. The Company is leasing back the engines for a term of 12 years under an operating lease agreement.

NOTE 7. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS. During the third quarter of 2026, GE Aerospace signed an agreement to acquire Consolidated Precision Products (CPP), a leading manufacturer of highly engineered castings and sub-assemblies primarily for the commercial aerospace and defense markets, with a purchase price of $11.75 billion. We plan to fund the acquisition with approximately $7 billion in cash and the remainder in new debt. This transaction is expected to close in the second half of 2027 and will be subject to regulatory approvals and other customary closing conditions.
22 2026 3Q FORM 10-Q

	Commercial Engines & Services	Defense & Propulsion Technologies	Total
Balance at January 1, 2026	$6,555	$2,506	$9,060
Goodwill acquisition	—	10	10
Goodwill adjustments(a)	(78)	(25)	(103)
Balance at September 30, 2026	$6,475	$2,492	$8,967
(a) Goodwill adjustments are primarily related to foreign currency exchange.

We assess the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates. In the third quarter of 2026, we did not identify any reporting units that required an interim impairment test.

Other intangible assets decreased $196 million during the nine months ended September 30, 2026, primarily as a result of amortization and foreign currency exchange, partially offset by additions. Consolidated amortization expense was $109 million and $88 million in the three months ended September 30, 2026 and 2025, respectively, and $282 million and $270 million in the nine months ended September 30, 2026 and 2025, respectively.

NOTE 8. CONTRACT AND OTHER DEFERRED ASSETS, CONTRACT LIABILITIES AND DEFERRED INCOME & PROGRESS COLLECTIONS
Contract assets (liabilities) and other deferred assets (income), on a net basis, decreased the net liability position by $164 million for the nine months ended September 30, 2026, primarily due to a decrease in noncurrent deferred income of $89 million and an increase in customer advances and other in noncurrent assets of $78 million. In aggregate, the net liability for long-term service agreements decreased, primarily due to revenue recognized of $8,437 million, partially offset by billings of $8,291 million and net unfavorable changes in estimated profitability of $60 million driven by quarterly updates to contract margins, including a reversal of $139 million of tariff-related charges taken in the nine months ended September 30, 2025, primarily in CES. Revenue recognized for contracts included in a liability position at the beginning of the year were $7,229 million and $5,884 million for the nine months ended September 30, 2026 and 2025, respectively.

CONTRACT ASSETS, LIABILITIES AND OTHER DEFERRED ASSETS AND INCOME	September 30, 2026	December 31, 2025
Long-term service agreements	$2,836	$2,792
Equipment and other service agreements	691	719
Current contract assets	$3,527	$3,511
Nonrecurring engineering costs(a)	$2,413	$2,423
Customer advances and other(b)	2,575	2,497
Contract and other deferred assets	4,988	4,920
Total contract and other deferred assets	$8,515	$8,431
Long-term service agreement liabilities	$10,000	$10,016
Current deferred income	342	317
Contract liabilities and current deferred income	$10,342	$10,333
Non-current deferred income	976	1,065
Total contract liabilities and deferred income	$11,318	$11,398
Contract assets (liabilities) and other deferred assets (income)	$(2,803)	$(2,966)
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

Progress collections increased $540 million in the nine months ended September 30, 2026, primarily due to collections received in excess of liquidations at CES.

NOTE 9. ALL OTHER ASSETS. All other current assets and All other assets primarily include equity method investments, Insurance cash and cash equivalents, receivables and other investments in our run-off insurance operations, time deposits with maturities greater than three months, pension surplus, prepaid taxes and other deferred charges and indemnity assets. All other current assets increased $1,421 million during the nine months ended September 30, 2026, driven by the conversion of cash and cash equivalents to higher yielding time deposits with maturities greater than three months of $1,500 million. All other non-current assets decreased $14 million in the nine months ended September 30, 2026, primarily driven by a decrease in insurance cash and cash equivalents of $481 million, offset by an increase in equity method and other investments of $474 million. Insurance cash and cash equivalents were $784 million and $1,264 million as of September 30, 2026 and December 31, 2025, respectively.
2026 3Q FORM 10-Q 23

NOTE 10. BORROWINGS

	September 30, 2026	December 31, 2025
Current portion of long-term borrowings
Senior notes	$1,748	$1,504
Subordinated notes and other	107	182
Commercial paper(a)	480	—
Total short-term borrowings	$2,335	$1,686

Senior notes(b)	15,080	16,773
Subordinated notes	1,418	1,456
Other	492	580
Total long-term borrowings	$16,991	$18,808
Total borrowings	$19,326	$20,494
(a) Represents the outstanding balance under the Company's commercial paper program, which began in the third quarter of 2026.
(b) In 2025, GE Aerospace issued a total of $2,000 million in aggregate principal amount of senior unsecured debt, comprised of $1,000 million of 4.3% senior notes due 2030, and $1,000 million of 4.9% senior notes due 2036.

See Note 20 for further information about borrowings and associated hedges.

NOTE 11. ACCOUNTS PAYABLE

	September 30, 2026	December 31, 2025
Trade payables	$6,083	$5,734
Revenue sharing and other partner payables(a)	2,801	2,553
Supply chain finance programs	1,599	1,247
Sundry payables	500	544
Accounts payable	$10,983	$10,078
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

We facilitate voluntary supply chain finance programs with third parties, which provide participating suppliers the opportunity to sell their GE Aerospace receivables to third parties at the sole discretion of both the suppliers and the third parties. Total supplier invoices paid through these third-party programs were $3,117 million and $2,527 million for the nine months ended September 30, 2026 and 2025, respectively. GE Aerospace has no costs associated with this program.

NOTE 12. INSURANCE LIABILITIES AND ANNUITY BENEFITS. Insurance liabilities and annuity benefits are comprised of obligations to annuitants and insureds in our run-off insurance operations. Our insurance operations (net of eliminations) generated revenue of $833 million and $875 million, profit/(loss) was $(210) million and $361 million and net income/(loss) was $(202) million and $287 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, revenues were $2,326 million and $2,681 million, profit was $91 million and $714 million and net income was $39 million and $567 million, respectively. These operations were primarily supported by investment securities, substantially all debt securities, of $35,241 million and $37,842 million, limited partnerships of $5,441 million and $5,089 million, a diversified commercial mortgage loan portfolio collateralized by first liens on U.S. commercial real estate properties of $1,760 million and $1,802 million (net of allowance for credit losses of $18 million and $19 million) and residential mortgage loans of $435 million and $395 million (net of allowance for credit losses of an insignificant amount), as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, the commercial mortgage loan portfolio had no delinquent or non-accrual loans and about one-fourth of the portfolio was held in the office sector, which had a weighted average loan-to-value ratio of 56%, debt service coverage of 1.6, and an insignificant amount of scheduled maturities through 2026. A summary of our insurance liabilities and annuity benefits is presented below.

September 30, 2026	Long-term care	Structured settlement annuities	Life	Other contracts	Total
Future policy benefit reserves	$24,050	$7,570	$834	$330	$32,785
Investment contracts	—	608	—	450	1,058
Other	—	—	112	168	280
Total	$24,050	$8,178	$946	$948	$34,123
24 2026 3Q FORM 10-Q

December 31, 2025
Future policy benefit reserves	$25,792	$8,383	$906	$357	$35,438
Investment contracts	—	647	—	493	1,140
Other	—	—	113	203	316
Total	$25,792	$9,031	$1,019	$1,053	$36,894
The following tables summarize balances of and changes in future policy benefit reserves.

	September 30, 2026			September 30, 2025
	Long-term care	Structured settlement annuities	Life	Long-term care	Structured settlement annuities	Life
Present value of expected net premiums
Balance, beginning of year	$4,426	$—	$1,833	$4,144	$—	$4,318
Beginning balance at locked-in discount rate	4,140	—	1,714	3,991	—	4,415
Effect of changes in cash flow assumptions	54	—	—	257	—	4
Effect of actual variances from expected experience (a)	(37)	—	(23)	(3)	—	(2,343)
Adjusted beginning of year balance	4,157	—	1,691	4,244	—	2,076
Interest accrual	169	—	69	164	—	138
Net premiums collected	(303)	—	(145)	(299)	—	(223)
Effect of foreign currency	—	—	(2)	—	—	108
Ending balance at locked-in discount rate	4,024	—	1,614	4,110	—	2,099
Effect of changes in discount rate assumptions	7	—	7	278	—	87
Balance, end of period	$4,031	$—	$1,621	$4,388	$—	$2,186

Present value of expected future policy benefits
Balance, beginning of year	$30,218	$8,383	$2,739	$28,820	$8,426	$5,336
Beginning balance at locked-in discount rate	27,976	8,048	2,582	27,448	8,301	5,411
Effect of changes in cash flow assumptions	276	—	(6)	308	(37)	43
Effect of actual variances from expected experience (a)	86	(5)	11	142	6	(2,381)
Adjusted beginning of year balance	28,339	8,043	2,586	27,898	8,270	3,074
Interest accrual	1,160	316	97	1,129	323	167
Benefit payments	(1,203)	(473)	(230)	(1,130)	(486)	(319)
Effect of foreign currency	—	—	(5)	—	—	113
Ending balance at locked-in discount rate	28,295	7,886	2,448	27,897	8,107	3,035
Effect of changes in discount rate assumptions	(214)	(316)	7	2,291	360	127
Balance, end of period	$28,081	$7,570	$2,455	$30,188	$8,467	$3,161
Net future policy benefit reserves	$24,050	$7,570	$834	$25,801	$8,467	$976
Less: Reinsurance recoverables, net of allowance for credit losses	(148)	—	(141)	(157)	—	(179)
Net future policy benefit reserves, after reinsurance recoverables	$23,902	$7,570	$692	$25,644	$8,467	$797
Weighted-average duration of liability (years)(b)	10.3	9.5	5.8	11.3	10.2	6.0
Weighted-average interest accretion rate	5.6%	5.4%	5.4%	5.6%	5.4%	5.3%
Current discount rate	6.1%	6.1%	5.7%	5.3%	5.3%	4.9%
Gross premiums or assessments recognized during period	$338	$—	$153	$343	$—	$249
Expected future gross premiums, undiscounted	7,326	—	2,915	7,499	—	4,468
Expected future gross premiums, discounted(b)	4,465	—	1,720	4,813	—	2,452
Expected future benefit payments, undiscounted	60,512	17,332	3,841	61,497	17,961	5,091
Expected future benefit payments, discounted(b)	28,081	7,570	2,455	30,188	8,467	3,161
(a) Substantially all of Life reflects novations executed during the three months ended September 30, 2025, in connection with the February 3, 2025 Canadian life and health insurance portfolio reinsurance transaction.
(b) Determined using the current discount rate as of September 30, 2026 and 2025.

As of September 30, 2026 and 2025, policyholders account balances totaled $1,292 million and $1,407 million, respectively. As our insurance operations are in run-off, changes in policyholder account balances for the nine months ended September 30, 2026 and 2025 are primarily attributed to surrenders, withdrawals and benefit payments of $261 million and $367 million, partially offset by net additions from separate accounts and interest credited of $174 million and $197 million, respectively. Interest on policyholder account balances is generally credited at minimum guaranteed rates, primarily between 3.0% and 6.0% at both September 30, 2026 and 2025, respectively.

2026 3Q FORM 10-Q 25

Our 2026 annual review of future policy benefit reserves cash flow assumptions resulted in an increase in net future policy benefit reserves, after reinsurance recoverables and a pre-tax charge to earnings of $328 million ($259 million, after-tax), primarily related to claims experience and long-term care cost of care inflation, partially offset by premium rate increases. Our 2025 annual review of future policy benefit reserves cash flow assumptions resulted in an increase in net future policy benefit reserves, after reinsurance recoverables and a pre-tax charge to earnings of $126 million ($100 million, after-tax), primarily related to long-term care cost of care inflation and lower policy terminations or benefit reductions related to premium rate increases assumptions, partially offset by favorable experience, including mortality.

Included in Insurance losses and annuity benefits in our Statement of Earnings (Loss) for the nine months ended September 30, 2026 and 2025 are unfavorable pre-tax adjustments of $368 million and $166 million respectively, from updating the net premium ratio (i.e., the percentage of projected gross premiums required to cover expected policy benefits and related expenses) after updating for actual historical experience each quarter and updating of future cash flow assumptions. Included in these amounts for the nine months ended September 30, 2026 and 2025, are unfavorable adjustments of $222 million and $189 million, respectively, due to insufficient gross premiums (i.e., net premium ratio exceeded 100%), related to certain cohorts in our long-term care and life insurance portfolios. These adjustments are primarily attributable to increases in the net premium ratio as a result of updating future cash flow assumptions on cohorts where the beginning of the period net premium ratio exceeded 100%.

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

PRINCIPAL PENSION PLANS	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Service cost for benefits earned	$12	$14	$37	$47
Prior service cost amortization	—	(2)	(2)	(7)
Expected return on plan assets	(359)	(375)	(1,076)	(1,125)
Interest cost on benefit obligations	310	325	930	976
Net actuarial gain amortization	(109)	(126)	(328)	(379)
Net periodic expense (income)	$(146)	$(164)	$(439)	$(488)

Principal retiree benefit plans income was $13 million and $17 million for the three months ended September 30, 2026 and 2025, and $39 million and $49 million for the nine months ended September 30, 2026 and 2025, respectively.

We have a defined contribution plan for eligible U.S. employees that provides employer contributions, which were $60 million and $55 million for the three months ended September 30, 2026 and 2025, and $224 million and $194 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 14. SALES DISCOUNTS AND ALLOWANCES & ALL OTHER LIABILITIES. Sales discounts and allowances increased $1,564 million during the nine months ended September 30, 2026, primarily due to increases in allowances on new engine installs and spare parts, as well as product durability reserves at Commercial Engines & Services.

All other current liabilities and All other liabilities primarily include employee compensation and benefits, equipment project and commercial liabilities, uncertain and other income taxes and related liabilities, environmental, health and safety remediations and operating lease liabilities (see Note 6). All other current liabilities decreased by $253 million during the nine months ended September 30, 2026, primarily related to a decrease in employee compensation and benefit liabilities of $226 million and a decrease in equipment projects and other commercial liabilities of $122 million. All other liabilities increased $156 million during the nine months ended September 30, 2026, primarily due to an increase in environmental, health and safety liabilities of $240 million and an increase in equipment projects and other commercial liabilities of $93 million, partially offset by a decrease in uncertain and other income taxes and related liabilities of $207 million.

NOTE 15. INCOME TAXES. Our effective income tax rate was 13.4% and 14.2% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in our effective tax rate was primarily attributable to higher tax benefits related to global activities, including the impact of the One Big Beautiful Bill Act (OBBBA), partially offset by lower tax benefits from business tax credits.

26 2026 3Q FORM 10-Q

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

The Internal Revenue Service (IRS) is currently auditing our consolidated U.S. income tax returns for 2016-2020. Since March 2026, we have received several Acknowledgement of Facts Information Document Requests (AOF IDRs) from the IRS regarding the application of additional tax and potential penalties related to the Company's income tax computations before and after the 2017 Tax Cuts and Jobs Act, which among other things provided for a one-time transition tax on certain undistributed earnings and profits of foreign subsidiaries. The Company has responded to these requests and believes the amounts previously accrued are sufficient; however, the IRS may assert a material amount of additional taxes and penalties as this process continues. The Company would contest any such additional amounts, and it is not possible to provide a meaningful estimate at this time. Any such obligations would be allocated among the Company, GE Vernova and GE HealthCare in accordance with the tax matters agreements entered into as part of the separations. Regardless of the outcome, a final resolution of this matter could be time-consuming and is not likely within the next 12 months. An unfavorable ultimate resolution of this matter could adversely affect the Company's results of operations and cash flow.

The following table presents our net deferred tax assets and net deferred tax liabilities attributable to different tax jurisdictions or different tax paying components.

DEFERRED INCOME TAXES	September 30, 2026	December 31, 2025
Total assets	$7,226	$7,883
Total liabilities	(449)	(424)
Net deferred income tax asset	$6,777	$7,459

NOTE 16. SHAREHOLDERS’ EQUITY

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	Three months ended September 30		Nine months ended September 30
(Dividends per share in dollars)	2026	2025	2026	2025
Beginning balance	$(1,512)	$(1,491)	$(1,515)	$(1,472)
AOCI before reclasses – net of taxes of $(11), $(16), $41 and $(155)	7	(36)	9	(55)
AOCI	7	(36)	9	(55)
Currency translation adjustments AOCI	$(1,506)	$(1,527)	$(1,506)	$(1,527)
Beginning balance	$(393)	$338	$(217)	$665
AOCI before reclasses – net of taxes of $(1), $2, $5 and $(23)	(5)	4	13	(81)
Reclasses from AOCI – net of taxes of $(34), $(35), $(95) and $(104)	(102)	(123)	(296)	(365)
AOCI	(107)	(119)	(283)	(446)
Benefit plans AOCI	$(500)	$219	$(500)	$219
Beginning balance	$(1,592)	$(1,557)	$(1,236)	$(1,985)
AOCI before reclasses – net of taxes of $(495), $102, $(596) and $227	(1,862)	438	(2,249)	875
Reclasses from AOCI – net of taxes of $1, $(3), $2 and $(1)	(14)	(23)	16	(32)
AOCI	(1,877)	415	(2,234)	843
Investment securities and cash flow hedges AOCI	$(3,469)	$(1,142)	$(3,469)	$(1,142)
Beginning balance	$(1,450)	$(1,314)	$(1,831)	$(1,070)
AOCI before reclasses – net of taxes of $497, $(155), $598 and $(220)	1,869	(584)	2,250	(828)
AOCI	1,869	(584)	2,250	(828)
Long-duration insurance contracts AOCI	$419	$(1,898)	$419	$(1,898)

AOCI at September 30	$(5,056)	$(4,347)	$(5,056)	$(4,347)

Dividends declared per common share	$0.47	$0.36	$1.41	$1.08

Common stock. GE Aerospace common stock shares outstanding were 1,033,351,921 and 1,048,766,702 as of September 30, 2026 and December 31, 2025, respectively. We repurchased 5.0 million shares for $1,983 million and 19.1 million shares for $6,206 million during the three and nine months ended September 30, 2026. This included repurchases of 2.4 million shares for $1,087 million and 10.1 million shares for $3,425 million during the three and nine months ended September 30, 2026 using accelerated share repurchases, which were utilized as a mechanism to achieve planned repurchase volumes within a quarter during closed windows. The Company's share repurchase program does not obligate it to acquire any specific number of shares. Under this program, shares may be purchased in the open market, in privately negotiated transactions, under accelerated share repurchase programs or under plans complying with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.
2026 3Q FORM 10-Q 27

NOTE 17. EARNINGS PER SHARE (EPS) INFORMATION

Three months ended September 30	2026		2025
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Net income (loss) from continuing operations attributable to common shareholders	$2,412	$2,412	$2,170	$2,174
Net income (loss) from discontinued operations	(124)	(124)	(17)	(17)
Net income (loss) attributable to common shareholders	2,288	2,288	2,152	2,157

Shares of common stock outstanding	1,035	1,035	1,058	1,058
Employee compensation-related shares (including stock options)	6	—	7	—
Total average equivalent shares	1,041	1,035	1,065	1,058

EPS from continuing operations	$2.32	$2.33	$2.04	$2.06
EPS from discontinued operations	(0.12)	(0.12)	(0.02)	(0.02)
Net EPS	2.20	2.21	2.02	2.04

Potentially dilutive securities(a)	1		1

Nine months ended September 30	2026		2025
(Earnings for per-share calculation, shares in millions, per-share amounts in dollars)	Diluted	Basic	Diluted	Basic
Net income (loss) from continuing operations attributable to common shareholders	$6,750	$6,750	$6,143	$6,149
Net income (loss) from discontinued operations	(188)	(188)	14	14
Net income (loss) attributable to common shareholders	6,562	6,562	6,157	6,163

Shares of common stock outstanding	1,041	1,041	1,064	1,064
Employee compensation-related shares (including stock options)	7	—	8	—
Total average equivalent shares	1,047	1,041	1,071	1,064

EPS from continuing operations	$6.44	$6.49	$5.73	$5.78
EPS from discontinued operations	(0.18)	(0.18)	0.01	0.01
Net EPS	6.27	6.31	5.75	5.79

Potentially dilutive securities(a)	1		2
(a) Outstanding stock awards not included in the computation of diluted earnings per share because their effect was antidilutive.

NOTE 18. OTHER INCOME (LOSS)

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Net interest and investment income (loss)(a)	$246	$167	$274	$517
Licensing and royalty income	51	44	135	129
Equity method income	66	48	195	124
Other items	68	27	125	115
Total other income (loss)	$432	$285	$730	$885
(a) Included unrealized gain of $122 million and unrealized loss of $140 million related to our investment in BETA Technologies, Inc. for the three and nine months ended September 30, 2026, respectively.

NOTE 19. RESTRUCTURING CHARGES AND SEPARATION COSTS
RESTRUCTURING AND OTHER CHARGES. This table is inclusive of all restructuring charges in our segments and at Corporate & Other. Separately, in our reported segment results, significant, higher-cost restructuring programs, primarily related to the separations, and acquisition-related costs are excluded from measurement of segment operating performance for internal and external purposes; those excluded amounts are reported in Restructuring and other charges for Corporate & Other.

RESTRUCTURING AND OTHER CHARGES	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Workforce reductions	$7	$20	$57	$39
Plant closures & associated costs and other asset write-downs	4	2	4	12
Acquisition/disposition net charges and other(a)	(39)	—	(38)	—
Total restructuring and other charges	$(28)	$22	$22	$51

Cost of equipment/services	$—	$—	$—	$3
Selling, general and administrative expenses	23	22	74	48
Other (income) loss(a)	(52)	—	(52)	—
Total restructuring and other charges	$(28)	$22	$22	$51
Restructuring and other cash expenditures(b)	$27	$9	$80	$64
(a) Includes $52 million excise tax refund recorded in Other income related to our 2023 preferred share redemption.
(b) Primarily related to employee severance payments.
28 2026 3Q FORM 10-Q

The restructuring liability as of September 30, 2026 and December 31, 2025 was $63 million and $91 million, respectively.

For the three and nine months ended September 30, 2026, and 2025, restructuring and other charges for ongoing programs included exit activities reflecting lower Corporate & Other shared-service and footprint needs as a result of the GE HealthCare and GE Vernova spin-offs, which are substantially completed, and acquisition-related costs.

SEPARATION COSTS. In November 2021, the Company announced its plan to form three industry-leading, global public companies focused on the growth sectors of aerospace, healthcare and energy. As discussed in Note 2, we completed this plan with the spin of GE Vernova in the second quarter of 2024. Post-separation, we incur operational and transition costs related to separation activities, primary related to information technology systems, and other transformation to transition to a stand-alone public company. These costs are presented as separation costs in our Statement of Operations. We have completed separation activities, including the transition services agreement with GE Vernova, and expect an insignificant amount of costs for the remainder of 2026.

For the three months ended September 30, 2026 and 2025, we incurred pre-tax separation costs of $3 million and $53 million, recognized $1 million and $11 million of net tax benefits and paid $27 million and $56 million in cash, respectively.

For the nine months ended September 30, 2026 and 2025, we incurred pre-tax separation costs of $93 million and $150 million, recognized $19 million and $31 million of net tax benefits and paid $143 million and $202 million in cash, respectively.

NOTE 20. FINANCIAL INSTRUMENTS. The following table provides information about assets and liabilities not carried at fair value and excludes finance leases, equity securities without readily determinable fair value and non-financial assets and liabilities. Substantially all these assets are considered Level 3 and substantially all these liabilities are considered Level 2 in the fair value hierarchy. Cash, cash equivalents and time deposits with maturities greater than three months are excluded from the table below, as the carrying value approximates their fair value because of the relatively short-term maturities of these financial instruments.

		September 30, 2026		December 31, 2025
		Carrying amount (net)	Estimated fair value	Carrying amount (net)	Estimated fair value
Assets	Commercial and residential mortgage loans (Note 12)	$2,195	$2,089	$2,197	$2,153
Liabilities	Borrowings (Note 10)	19,326	18,430	20,494	20,558
	Investment contracts (Note 12)	1,058	1,091	1,140	1,199

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

We use our foreign currency debt and cross-currency interest rate swaps in net investment hedges to hedge currency exposure of our net investments in foreign operations. Gains and losses on net investment hedges are initially recorded in the Statement of Other Comprehensive Income (Loss). The carrying value of foreign currency debt designated as net investment hedges was $4,781 million and $4,958 million as of September 30, 2026 and December 31, 2025, respectively.

We designated fixed-to-floating interest rate swaps as fair value hedges to hedge interest rate risks on our issued debt, closer aligning interest rate sensitivity between debt and cash. For the three and nine months ended September 30, 2026, gain or (loss) on interest rate swaps was $(90) million and $(100) million, respectively, recognized in interest and other financial changes and offset by the changes of fair value of the hedged debts within the same line in the Statement of Operations.

For cross-currency interest rate swaps and interest rate swaps in qualified hedging relationships, we recognize the periodic interest settlements within Interest and other financial charges in the Statement of Operations. Such amounts reduced Interest and other financial charges by $10 million and $9 million for the three months ended September 30, 2026 and 2025, respectively, and $30 million and $17 million for the nine months ended September 30, 2026 and 2025, respectively. The cash flows associated with these periodic interest settlements are classified as operating activities in the Statement of Cash Flows.

2026 3Q FORM 10-Q 29

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

FAIR VALUE OF DERIVATIVES		September 30, 2026			December 31, 2025
	Classification(a)	Gross Notional	Fair Value - Assets	Fair Value - Liabilities	Gross Notional	Fair Value - Assets	Fair Value - Liabilities
Qualifying currency exchange contracts	Current	$1,458	$13	$14	$2,125	$38	$17
Qualifying cross currency interest rate swaps	Current	1,026	38	36	471	17	39
Qualifying cross currency interest rate swaps	Non-Current	2,432	2	15	3,079	20	62
Qualifying interest rate swaps	Non-Current	1,300	—	90	—	—	—
Non-qualifying currency exchange contracts and other(b)	Current	4,627	48	29	4,983	172	12
Gross derivatives		$10,843	$103	$183	$10,659	$247	$129
Netting and credit adjustments			$(74)	$(75)		$(60)	$(58)
Net derivatives recognized in Statement of Financial Position			$29	$108		$187	$71
(a) The fair values of derivatives classified as current are components of All other current assets and All other current Liabilities. Fair values of derivatives classified as non-current are components of All other assets and All other liabilities in the Statement of Financial Position.
(b) Gains (losses) included in our Statement of Operations were $(22) million and $(22) million for the three months ended September 30, 2026 and 2025, and $(17) million and $194 million for nine months ended September 30, 2026 and 2025, respectively, primarily in Selling, general and administrative expenses and Other income (loss), driven by hedges of foreign currency exchange and deferred employee compensation. Substantially all of these amounts are offset by the remeasurement of the underlying exposure through earnings.

CASH FLOW HEDGES AND NET INVESTMENT HEDGES

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives				Amount of Gain (Loss) Reclassified from AOCI into Net Income
	Three months ended September 30		Nine months ended September 30		Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025	2026	2025	2026	2025
Cash flow hedges(a)	$40	$(27)	$(19)	$82	$19	$29	$9	$33
Net investment hedges	(37)	(68)	214	(760)	—	—	—	—
(a) Consist of currency exchange contracts and cross-currency interest rate swaps, primarily recognized in Selling, general and administrative expenses and Costs of equipment or services sold in our Statement of Operations.

FAIR VALUE HEDGES. As of September 30, 2026 and December 31, 2025, the cumulative amount of hedging adjustments (primarily from discontinued hedges) of $774 million and $969 million were included primarily in long-term borrowings of $8,609 million and $8,286 million, respectively. Cumulative adjustments related to previously discontinued hedges will continue to amortize into interest expense until the borrowings mature.

COUNTERPARTY CREDIT RISK. Our exposures to counterparties (including accrued interest) were $29 million and $187 million as of September 30, 2026 and December 31, 2025, respectively. Counterparties' exposures to our derivative liability (including accrued interest), were $108 million and $71 million as of September 30, 2026 and December 31, 2025, respectively.

NOTE 21. VARIABLE INTEREST ENTITIES. In our Statement of Financial Position, we have assets of $181 million and $170 million and liabilities of $141 million and $144 million as of September 30, 2026 and December 31, 2025, respectively, in consolidated variable interest entities (VIEs). These VIEs are primarily associated with a legacy business in Corporate & Other and have no features that could expose us to losses that would significantly exceed the difference between the consolidated assets and liabilities.
Our investments in unconsolidated VIEs were $9,058 million and $8,976 million as of September 30, 2026 and December 31, 2025, respectively. Of these investments, $1,081 million and $1,114 million were in our U.S. tax equity portfolio, comprising equity method investments related to onshore renewable energy projects, as of September 30, 2026 and December 31, 2025, respectively. In addition, $7,753 million and $7,660 million were in our run-off insurance operations, primarily comprised of equity method investments as of September 30, 2026 and December 31, 2025, respectively. Our maximum exposure to loss with respect to unconsolidated VIEs is increased by our commitments to make additional investments in these entities described in Note 22.

30 2026 3Q FORM 10-Q

NOTE 22. COMMITMENTS, GUARANTEES, PRODUCT WARRANTIES AND OTHER LOSS CONTINGENCIES
COMMITMENTS. As of September 30, 2026, we had total investment commitments of $4,410 million, related to investments by our run-off insurance operations in investment securities and other assets. Included within these commitments are obligations to make investments in unconsolidated VIEs of $4,210 million. Additionally, we have committed to provide financing assistance of $2,811 million for future customer acquisitions of aircraft equipped with our engines. We believe there is a low probability of utilization of this financing assistance based on the terms under which the financing would be provided. See Note 21 for further information regarding VIEs.

Credit support and indemnification agreements - Continuing Operations. Following the separation of GE Vernova, we have remaining performance and bank guarantees on behalf of GE Vernova. To support GE Vernova in selling products and services globally, we often entered into contracts on behalf of GE Vernova or issued parent company guarantees or trade finance instruments supporting the performance of what were subsidiary legal entities transacting directly with customers, in addition to providing similar credit support for non-customer related activities of GE Vernova (collectively, "GE Aerospace credit support"). Under the Separation and Distribution Agreement (SDA), GE Vernova is obligated to use reasonable best efforts to replace us as the guarantor on or terminate all such credit support instruments. Until such termination or replacement, in the event of non-fulfillment of contractual obligations by the relevant obligor(s), we could be obligated to make payments under the applicable instruments. Under the SDA, GE Vernova is obligated to reimburse and indemnify us for any such payments. As of September 30, 2026, we estimated GE Vernova RPO and other obligations that relate to GE Aerospace credit support to be approximately $5,400 million, a 92% reduction since December 31, 2023. We expect approximately $3,700 million of the RPO related to GE Aerospace credit support obligations to contractually mature by the end of 2030. Additionally, beginning in 2025, GE Vernova is paying us a quarterly fee based on amounts related to the GE Aerospace credit support. We have recorded a reserve of $59 million for our stand ready to perform obligation. Our maximum aggregate exposure under the GE Aerospace credit support cannot be reasonably estimated given the breadth of the portfolio across each of the GE Vernova businesses except for certain financial guarantees and trade finance instruments with a maximum exposure of approximately $161 million. The underlying obligations are predominantly customer contracts that GE Vernova performs in the normal course of its business. We have no known instances historically where payments or performance were required by us under parent company guarantees relating to GE Vernova customer contracts. In connection with the spin-off of GE Vernova, under terms of the SDA, Transition Service Agreement (TSA) and Tax Matters Agreement (TMA), we have an obligation to indemnify GE Vernova for certain of its severance costs, environmental matters and tax matters of $142 million, of which $90 million is reserved.

We also have specific indemnities related to the spin-off or disposal of GE's other legacy businesses for which the aggregate maximum potential exposure is $123 million and the aggregated related reserves are $72 million.

Credit support and indemnification agreements- Discontinued Operations. Following the separation of GE Vernova, we also have performance obligations related to GE Vernova nuclear decommissioning with a maximum aggregate exposure of $638 million for which we are fully indemnified. Also, under the SDA, TSA and TMA agreements we have obligations to indemnify GE Vernova for costs of certain environmental matters and tax matters of $35 million, which are fully reserved.

We also have specific indemnities related to the spin-off or disposal of GE's other legacy businesses for which the aggregate maximum potential exposure is $453 million and the aggregated related reserves are $74 million.

PRODUCT WARRANTIES. We provide for estimated product warranty expenses when we sell the related products. Because warranty estimates are forecasts that are based on the best available information, mostly historical claims experience, claims costs may differ from amounts provided. The liability for product warranties was $585 million and $595 million as of September 30, 2026 and December 31, 2025.

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

2026 3Q FORM 10-Q 31

Bank BPH. As previously reported, Bank BPH, along with other Polish banks, has been subject to ongoing litigation in Poland related to its portfolio of floating rate residential mortgage loans, with cases brought by individual borrowers seeking relief related to their foreign currency indexed or denominated mortgage loans in various courts throughout Poland. For a number of years, we have observed an increase in the total number of lawsuits being brought against Bank BPH and other banks in Poland by current and former borrowers, and we expect this to continue in future reporting periods. As previously reported, GE and Bank BPH approved the adoption of a settlement program and recorded an additional charge of $1,014 million in the quarter ended June 30, 2023. The estimate of total losses for borrower litigation at Bank BPH was $1,658 million and $2,334 million as of September 30, 2026 and December 31, 2025, respectively. This estimate accounts for the costs associated with borrowers who we estimate will participate in the settlement program, as well as estimates for the results of litigation with other borrowers, which in either case can exceed the value of the current loan balance, and represents our best estimate of the total losses we expect to incur over time informed by experience since adopting the program. However, there are a number of factors that could affect the estimate in the future, refer to the disclosure about Bank BPH in our Annual Report on Form 10-K for the year ended December 31, 2025.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS. Our operations involve or have involved the use, disposal and cleanup of substances regulated under environmental protection laws, including activities for a variety of matters related to GE businesses that have been discontinued or exited. We record reserves for obligations for ongoing and future environmental remediation activities, such as the Housatonic River cleanup, and for additional liabilities we expect to incur in connection with previously remediated sites, such as natural resource damages for the Hudson River where GE completed dredging in 2019. Additionally, like many other industrial companies, we and our subsidiaries are defendants in various lawsuits related to alleged exposure by workers and others to asbestos, polychlorinated biphenyls (PCBs) or other hazardous materials. Liabilities for environmental remediation and worker exposure claims exclude possible insurance recoveries. It is reasonably possible that our exposure will exceed amounts accrued due to uncertainties about the status of laws, regulations, technology and information related to individual sites and worker exposure lawsuits. Total reserves related to environmental remediation and worker exposure claims were $2,222 million and $2,129 million as of September 30, 2026 and December 31, 2025, respectively.

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

EQUIPMENT & SERVICES REVENUE
Three months ended September 30	2026			2025
	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$2,607	$7,735	$10,342	$1,892	$6,629	$8,521
Defense & Propulsion Technologies	1,754	1,715	3,469	1,665	1,586	3,251
Total segment revenue	$4,361	$9,450	$13,811	$3,557	$8,214	$11,771

Nine months ended September 30	2026			2025
	Equipment	Services	Total	Equipment	Services	Total
Commercial Engines & Services	$7,006	$21,986	$28,992	$5,406	$17,424	$22,830
Defense & Propulsion Technologies	5,103	5,022	10,126	4,357	4,570	8,927
Total segment revenue	$12,110	$27,008	$39,118	$9,762	$21,994	$31,757

32 2026 3Q FORM 10-Q

EXPENSES, PROFIT AND INCOME	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025
Commercial Engines & Services
Cost of revenue	$6,798	$5,544	$19,086	$14,684
Selling, general and administrative expenses	474	422	1,477	1,254
Research and development	383	331	1,118	914
Other segment expenses (income)(a)	(199)	(160)	(588)	(523)
Total Commercial Engines & Services expenses	7,456	6,137	21,094	16,329
Defense & Propulsion Technologies
Cost of revenue	2,611	2,440	7,629	6,737
Selling, general and administrative expenses	312	304	937	834
Research and development	83	79	256	223
Other segment expenses (income)(a)	(11)	(13)	(26)	(36)
Total Defense & Propulsion Technologies expenses	2,994	2,810	8,796	7,758

Commercial Engines & Services	2,887	2,384	7,899	6,501
Defense & Propulsion Technologies	475	440	1,329	1,169
Total segment profit (loss)	3,361	2,824	9,228	7,670
Corporate & Other	(511)	(279)	(1,291)	(509)
Interest and other financial charges	(231)	(225)	(675)	(593)
Non-operating benefit income (cost)	178	198	531	596
Benefit (provision) for income taxes	(385)	(344)	(1,044)	(1,015)
Net income (loss) from continuing operations attributable to common shareholders	2,412	2,174	6,750	6,149
Net income (loss) from discontinued operations attributable to common shareholders	(124)	(17)	(188)	14
Net income (loss) attributable to common shareholders	$2,288	$2,157	$6,562	$6,163
(a) Other segment expenses (income) primarily includes equity method income, interest income and licensing and royalty income.

REMAINING PERFORMANCE OBLIGATION. As of September 30, 2026, the aggregate amount of the contracted revenue allocated to our unsatisfied (or partially unsatisfied) performance obligations was $212,084 million. We expect to recognize revenue as we satisfy our remaining performance obligations as follows: (1) equipment-related remaining performance obligation of $33,337 million, of which 32%, 55% and 92% is expected to be satisfied within 1, 2 and 5 years, respectively; and (2) services-related remaining performance obligation of $178,747 million, of which 12%, 40%, 67% and 84% is expected to be recognized within 1, 5, 10 and 15 years, respectively, and the remaining thereafter.

OTHER INFORMATION. On August 12, 2026, H. Lawrence Culp, Jr., Chairman and Chief Executive Officer, adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 300,000 shares of the Company’s common stock until November 30, 2027. The trading plan involves a portion of Mr. Culp’s GE Aerospace shares for diversification, and Mr. Culp’s interests remain strongly aligned with shareholders.

EXHIBITS

11. Computation of Per Share Earnings. Data is provided in Note 17 of this Report.*
31(a). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
31(b). Certification Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.*
32. Certification Pursuant to 18 U.S.C. Section 1350.*
101. The following materials from General Electric Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (eXtensible Business Reporting Language); (i) Statement of Operations for the three and nine months ended September 30, 2026 and 2025, (ii) Statement of Financial Position at September 30, 2026 and December 31, 2025, (iii) Statement of Cash Flows for the nine months ended September 30, 2026 and 2025, (iv) Consolidated Statement of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (v) Statement of Changes in Shareholders' Equity for the three and nine months ended September 30, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements.

Exhibit 104. Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed electronically herewith

2026 3Q FORM 10-Q 33

FORM 10-Q CROSS REFERENCE INDEX		Page(s)
Part I – FINANCIAL INFORMATION
Item 1.	Financial Statements	15-33
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10, 29-30
Item 4.	Controls and Procedures	14
Part II – OTHER INFORMATION
Item 1.	Legal Proceedings	31-32
Item 1A.	Risk Factors	Not applicable(a)
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	Not applicable
Item 4.	Mine Safety Disclosures	Not applicable
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		34
(a) For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 20, 2026	/s/ Robert Giglietti
Date	Robert Giglietti Vice President - Chief Accounting Officer, Controller and Treasurer Principal Accounting Officer
34 2026 3Q FORM 10-Q